Form 10-K
period 2013-12-31
BBVA COMPASS BANCSHARES, INC
filed 2014-03-28
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 000-55106
BBVA Compass Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas		20-8948381
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2200 Post Oak Blvd. Houston, Texas		77056
(Address of principal executive offices)		(Zip Code)
(205) 297-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 26, 2014, the registrant had 222,950,751 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K. Accordingly, the registrant is filing this Annual Report on Form 10-K with certain reduced disclosures that correspond to the disclosure items the registrant is permitted to omit from an Annual Report on Form 10-K filing pursuant to General Instruction I(2) of Form 10-K.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ADSs	BBVA American Depository Shares
AFS	Available For Sale
AICPA	American Institute of Certified Public Accountants
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BHCs	U.S. bank holding companies
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
CAMELS	The Federal Reserve Board’s supervisory rating system
Capital Securities	Debentures issued by the Parent
CapPR	Federal Reserve Board's Capital Plan Review
CAPM	Capital Asset Pricing Model
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit
CESCE	Spanish Export Credit Agency
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
Credit Loss Proposal	Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15)
DRR	Designated Reserve Ratio
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organizations
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System

FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
Fifth Circuit	The United States Court of Appeals for the Fifth Circuit
FNMA	Federal National Mortgage Association
GNMA	Government National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IFRS	International Financial Reporting Standards
IHC	Top-tier U.S. intermediate holding company
IRS	Internal Revenue Service
Large FBOs	Foreign Banking Organizations with $50 billion or more in global assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LTV	Loan to Value
MBOs	Mortgage Banking Officers
MBS	Mortgage Backed Security
MSR	Mortgage Servicing Rights
NLRB	National Labor Relations Board
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Noncovered, commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Preferred Stock	Class B Preferred Stock
PD	Probability of default
Purchased Impaired Loans
Loans with evidence of credit deterioration since acquisition for which it is probable all contractual payments will not be received that are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
REIT	Real Estate Investment Trust
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Simple	Simple Finance Technology Corp
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
Trust Preferred Securities	Mandatorily redeemable preferred capital securities

U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about the Company and its industry that involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company's future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•
national, regional and local economic conditions may be less favorable than expected, resulting in, among other things, increased charge offs of loans, higher provisions for credit losses and/or reduced demand for the Company's services;

•
disruptions to the credit and financial markets, either nationally or globally, including further downgrades of the U.S. government's credit rating and the failure of the European Union to stabilize the fiscal condition of member countries;

•
weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, and profits on sales of mortgage loans;

•
legislative, regulatory or accounting changes, including changes resulting from the adoption and implementation of the Dodd-Frank Act, which may adversely affect our business and/or competitive position, impose additional costs on the Company or cause us to change our business practices;

•	the Dodd-Frank Act's consumer protection regulations which could adversely affect the Company's business, financial condition or results of operations;

•	the CFPB's residential mortgage regulations which could adversely affect the Company's business, financial condition or results of operations;

•	disruptions in the Company's ability to access capital markets which may adversely affect its capital resources and liquidity;

•
the Company's heavy reliance on communications and information systems to conduct its business and reliance on third parties and affiliates to provide key components of its business infrastructure, any disruptions of which could interrupt the Company's operations or increase the costs of doing business;

•	that the Company's financial reporting controls and procedures may not prevent or detect all errors or fraud;

•
the Company is subject to certain risks related to originating and selling mortgages. It may be required to repurchase mortgage loans or indemnify mortgage loan purchases as a result of breaches of representations and warranties, borrower fraud or certain breaches of its servicing agreements, and this could harm the Company's liquidity, results of operations and financial condition;

•	the Company's dependence on the accuracy and completeness of information about clients and counterparties;

•	the fiscal and monetary policies of the federal government and its agencies;

•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;

•	downgrades to the Company's credit ratings;

•	changes in interest rates which could affect interest rate spreads and net interest income;

•	costs and effects of litigation, regulatory investigations or similar matters;

•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;

•
increased pressures from competitors (both banks and non-banks) and/or an inability by the Company to remain competitive in the financial services industry, particularly in the markets which the Company serves, and keep pace with technological changes;

•	unpredictable natural or other disasters, which could impact the Company's customers or operations;

•	a loss of customer deposits, which could increase the Company's funding costs;

•	the disparate impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;

•	increased loan losses or impairment of goodwill and other intangibles;

•	potential changes in interchange fees;

•	negative public opinion which could damage the Company's reputation and adversely impact business and revenues;

•	the Company has in the past and may in the future pursue acquisitions, which could affect costs and from which the Company may not be able to realize anticipated benefits;

•	the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;

•
the Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact the Company's ability to implement the Company's business strategies; and

•	changes in the Company's accounting policies or in accounting standards which could materially affect how the Company reports financial results and condition.
The forward-looking statements in this Annual Report on Form 10-K speak only as of the time they are made and do not necessarily reflect the Company’s outlook at any other point in time. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC.

Part I

Item 1.	Business
Overview
The Parent is a bank holding company that conducts its business operations primarily through its commercial banking subsidiary, Compass Bank, which is an Alabama banking corporation headquartered in Birmingham, Alabama. The Parent was organized in 2007 as a Texas corporation.
The Parent is a wholly-owned subsidiary of BBVA (NYSE: BBVA). BBVA is a global financial services group founded in 1857. It has a significant position in Spain, is the largest financial institution in Mexico, has franchises in South America and has banking positions in Turkey and China. The Bank operates under the brand “BBVA Compass,” which is a trademark of the Company. BBVA acquired the Company in 2007.
The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank offers, either directly or through its subsidiaries or affiliates, a variety of fiduciary services, including: portfolio management and administration and investment services to estates, trusts and employee benefit plans; term life insurance, variable annuities, property and casualty insurance and other insurance products; investment advisory services; a variety of investment services and products to institutional and individual investors; discount brokerage services, investment company securities and fixed-rate annuities; and lease financing services.
As part of its operations, the Company regularly evaluates acquisition and investment opportunities of a type permissible for a bank holding company, including FDIC-assisted transactions. The Company may also from time to time consider the potential disposition of certain of its assets, branches, subsidiaries, or lines of business.
On August 21, 2009, the Bank entered into a purchase and assumption agreement with the FDIC to acquire certain assets and assume certain liabilities of Guaranty Bank, headquartered in Austin, Texas. Guaranty Bank conducted consumer and banking activities through a network of 150 banking centers located in Texas and California.
On April 8, 2013, BBVA contributed all of the outstanding stock of its wholly-owned subsidiary, BSI, to the Company.  BSI is a registered broker-dealer and engages in investment banking and institutional sales of fixed income securities.
On May 14, 2013, BBVA Compass Bancshares, Inc., the Company's former mid-tier holding company, was merged into BBVA USA Bancshares, Inc., the Company's top-tier U.S. holding company. Subsequent to the merger, the surviving entity's name was changed to BBVA Compass Bancshares, Inc.
Banking Operations
At December 31, 2013, the Company, through the Bank, operated approximately 685 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	90
Arizona	78
California	64
Colorado	38
Florida	45
New Mexico	20
Texas	350
Total	685
The banking centers in Alabama are located throughout the state. In Arizona, the banking centers are concentrated in the Tucson and Phoenix metropolitan markets. The banking centers in California are concentrated in the Inland

Empire and Central Valley regions. The Colorado banking centers are concentrated in the Denver metropolitan area and the New Mexico banking centers are concentrated in the Albuquerque metropolitan area. In Florida, the banking centers are concentrated in Jacksonville, Gainesville, and in the Florida panhandle. The Texas banking centers are primarily located in the state’s four largest metropolitan areas of Houston, Dallas/Ft. Worth, San Antonio, and Austin, as well as cities in south Texas, such as McAllen and Laredo.
The Company also operates loan production offices in Miami, Orlando, and Tampa, Florida; Chicago, Illinois; New York, New York; Washington D.C.; Tuscaloosa and Montgomery, Alabama; La Jolla and Ontario, California; Atlanta, Georgia; and Cleveland, Ohio; and has received regulatory approval to open offices in Charlotte and Raleigh, North Carolina; Columbus, Ohio; Nashville, Tennessee; Sacramento and San Francisco, California; and Seattle, Washington.
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt Region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt Region, and specifically in the states in which the Company conduct business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.
One key indicator of economic health is the unemployment rate. At the beginning of 2008, the unemployment rate in the United States was 5%, rising to a peak of 10% in October 2009 during the financial crisis. While recent data reveals a gradual improvement in the unemployment rate, levels remain elevated compared to pre-crisis levels in certain states and for the United States as a whole. As of December 2013, the unemployment rate in the United States was 6.7%. The following table provides a summary of unemployment rates as of December 2013 for the states in which the Company operates.

Unemployment
State	Rate*
Alabama	6.1%
Arizona	7.6%
California	8.3%
Colorado	6.2%
Florida	6.2%
New Mexico	6.4%
Texas	6.0%
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2013
In terms of geographic distribution, approximately 58% of the Company’s total deposits and 51% of its branches are located in Texas, while Alabama represents approximately 19% of the Company’s total deposits. Texas has been a leader in the economic recovery of the United States, driven by gains in population growth, job creation and a booming energy industry. Texas has contributed approximately 35% of U.S. real GDP growth since 2007 and created approximately 40% of net jobs in the last decade. Key areas of economic growth in the Company’s other markets include: a resilient manufacturing sector in Alabama, construction and leisure in Arizona, robust gains in information technology and professional services in California, professional services in Colorado, and a rebound in construction in Florida.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. Since 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular have declined significantly more than real estate values in the United States as a whole. Recent data suggests that as the economic recovery continues, the housing market throughout the United States is beginning to strengthen and home prices are beginning to recapture some of the value lost during the economic downturn. The following table presents changes in home prices since 2007/2008, changes in home prices during 2013 and the foreclosure rates at December 2013 for the states in which the Company operates.

	Percentage Change in	Percentage change in	Foreclosure
State	Home Prices since 2007/08	Home Prices 2013	Rates
Alabama	-9.1%	3.4%	1 in every 1,571
Arizona	-35.1%	19.8%	1 in every 907
California	-34.1%	16.6%	1 in every 982
Colorado	4.2%	11.9%	1 in every 2,577
Florida	-37.8%	9.6%	1 in every 409
New Mexico	-14.9%	2.4%	1 in every 1,685
Texas	7.0%	6.2%	1 in every 2,081
Source: RealtyTrac foreclosure data as of December 2013. Home price data by BBVA Research and Haver.
Segment Information
The Company is currently organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The line of business results include certain overhead allocations and intercompany transactions. During the fourth quarter of 2013, the Company reorganized its internal retail banking and wealth management structure and, accordingly, its segment reporting structure. As a result of this reorganization, the Retail Banking and Wealth Management operating segments have been combined into one operating segment. The Company’s operating segments now consist of Wealth and Retail Banking, Commercial Banking, Corporate and Investment Banking, and Treasury.
The Wealth and Retail Banking segment serves the Company’s consumer customers through its full-service banking centers and through the use of alternative delivery channels such as the internet, mobile devices and telephone banking. The Wealth and Retail Banking segment provides individuals with comprehensive products and services including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The Wealth and Retail Banking segment also provides private banking to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees.
The Commercial Banking segment is responsible for providing a full array of banking and investment services to businesses in the Company's markets. In addition to traditional credit and deposit products, the Commercial Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and insurance and interest rate protection and investment products. In addition, the Commercial Banking segment is responsible for the Company’s indirect automobile portfolio.
The Corporate and Investment Banking segment is responsible for providing a full array of banking and investment services to corporate and institutional clients. In addition to traditional credit and deposit products, the Corporate and Investment Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and interest rate protection and investment products.
The Treasury segment's primary function is to manage the investment securities portfolio and the interest rate sensitivity of the Company's Consolidated Balance Sheets and the liquidity and funding positions of the Company.
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2013, 2012 and 2011, see Note 23, Segment Information, in the Notes to the Consolidated Financial Statements.
Competition
In most of the markets served by the Company, it encounters intense competition from national, regional and local financial service providers, including banks, thrifts, securities dealers, mortgage bankers and finance companies. Competition is based on a number of factors, including customer service and convenience, the quality and range of products and services offered, innovation, price, reputation and interest rates on loans and deposits. The Company’s ability to compete effectively also depends on its ability to attract, retain and motivate employees while managing employee-related costs.
Many of the Company’s nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, greater capital and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, advances in technology and product delivery systems, consolidation among financial service providers, bank failures and the conversion of certain former investment banks to bank holding companies. For a discussion of risks related to the competition the Company faces, see Item 1A. - Risk Factors.
The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2013, the last date such information is available from the FDIC:
Table 1 Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2nd
Arizona	5th
California	24th
Colorado	8th
Florida	21st
New Mexico	11th
Texas	4th
*Source: SNL Financial
Employees
At December 31, 2013, the Company had approximately 10,853 full-time equivalent employees.
Supervision, Regulation and Other Factors
Like all bank holding companies, the Company is regulated extensively under federal and state law. In addition, certain of the Company's non-bank subsidiaries are subject to regulation under federal and state law. The following discussion sets forth some of the elements of the bank regulatory framework applicable to the Company and certain of its subsidiaries. The bank regulatory framework is intended primarily for the protection of depositors and the DIF and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
General
Bank holding companies are subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act. In addition, the Alabama Banking Department regulates holding companies, like the Company, that own Alabama-chartered banks, like the Bank, under the bank holding company laws of the State of Alabama. The Company is subject to primary regulation and examination by the Federal Reserve Board, through the Federal Reserve Bank of Atlanta, and by the Alabama Banking Department. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board and the state banking regulator, govern almost all aspects of the operations of the Company. Various federal and state bodies regulate and supervise the Company's non-bank subsidiaries including its brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, FINRA, federal and state banking regulators and various state regulators of insurance and brokerage activities.
In addition, the Dodd-Frank Act, which is discussed in greater detail below, established the CFPB, a new federal agency with broad authority to regulate the offering and provision of consumer financial products. Rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act) transferred from the prudential regulators to the CFPB on July 21, 2011. With the appointment of a director for the CFPB in January 2012, the CFPB began to exercise its full authority under the Dodd-Frank Act, including the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws.
The Dodd-Frank Act also established the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk and alters the authority and duties of the federal banking and securities regulatory agencies, and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. In addition, the Dodd-Frank Act requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to the Company, its customers or the financial industry more generally. While the overall impact cannot be predicted with any degree of certainty, the Company is affected by the Dodd-Frank Act in a wide range of areas.
Permitted Activities
Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of the voting shares of, any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in activities that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	performing trust company functions;

•	providing financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

•	issuing and selling money orders and similar consumer-type payment instruments.
The Federal Reserve Board has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Actions by Federal and State Regulators
Like all bank holding companies, the Company is regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve Board, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on the Company's part if they determine that it has insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, the Company's bank regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
Standards for Safety and Soundness
The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; and asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have adopted regulations and interagency guidelines prescribing standards for safety and soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Dividends
The Federal Reserve Board has issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.
The primary sources of funds for the Company's interest and principal payments on its debt are cash on hand and dividends from its bank and non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank and its non-banking subsidiaries may pay. Under Alabama law, the Bank may not pay a dividend in excess of 90 percent of its net earnings until its surplus is equal to at least 20 percent of capital. The Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank's net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. The Bank cannot, without approval from the Federal Reserve Board and the Alabama Superintendent of Banking, declare or pay a dividend to the Company unless the Bank is able to satisfy the criteria discussed above.
The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to the Company and its bank subsidiary require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. The ability of banks and bank holding companies to pay dividends and make other forms of capital distribution will also depend on their ability to maintain a sufficient capital conservation buffer under the U.S. Basel III capital framework. The capital conservation buffer will be phased in for the Company and the Bank beginning on January 1, 2016. The supervisory stress tests of the Company conducted by the Federal Reserve Board as part of its annual CCAR process will also affect the ability of the Company to pay dividends and make other forms of capital distribution. Finally, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of regulatory changes made pursuant to the Dodd-Frank Act, many of which will require final implementing rules to become effective. The Parent's ability to pay dividends is also subject to the Federal Reserve Board's review of the Parent's annual capital plan, as discussed below under

"Large bank holding companies are required to submit annual capital plans to the Federal Reserve Board and are subject to stress testing requirements."
Capital
The Company and Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board.
Capital Requirements
The Federal Reserve Board adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in reviewing applications submitted to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weights to a bank holding company's assets, exposures and off-balance sheet items to determine its risk-weighted assets and that define and set minimum regulatory capital requirements. Under capital adequacy guidelines currently in effect, bank holding companies are required to maintain a Tier 1 risk-based capital ratio of at least 4 percent, a total risk-based capital ratio of at least 8 percent and a leverage ratio of at least 4 percent.
Under bank holding company capital adequacy guidelines currently in effect, Tier 1 capital consists principally of shareholders' equity less any amounts of goodwill, other intangible assets, non-financial equity investments, and other items required to be deducted. Tier 2 capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier 1 capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, general allowances for loan and lease losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Quarterly average assets for purpose of the leverage ratio do not include goodwill, other intangible assets or items that the Federal Reserve Board has determined should be deducted from Tier 1 capital.
Capital Requirements Applicable to the Company, As Currently in Effect
Under bank holding company capital adequacy guidelines that are currently in effect, to be well-capitalized the Company must generally maintain a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater.
To calculate risk-weighted assets, the capital adequacy guidelines applicable to the Company assign standardized risk weights to the Company's assets, exposures and off-balance sheet items that generally range from zero percent to 100 percent. Certain types of assets, such as most cash instruments and U.S. Treasury securities, are assigned a zero percent risk weight. Other types of assets, such as certain commercial and consumer loans, are assigned a 100 percent risk weight. Risk weights are also assigned to off-balance sheet items, such as unfunded loan commitments, after applying a credit conversion factor. A bank holding company's assets, exposures and off-balance sheet items are generally multiplied by the applicable risk weight to determine its risk-weighted assets. For purposes of calculating the leverage ratio, assets are not risk weighted.
Capital Ratios
Certain regulatory capital ratios for the Company and the Bank as of December 31, 2013, are shown in the table below.
Table 2 Capital Ratios

	Regulatory Minimum	Well-Capitalized Minimum	The Company	The Bank
Tier 1 capital ratio	4.0%	6.0%	11.62%	11.11%
Total risk-based capital ratio	8.0%	10.0%	13.74%	13.23%
Leverage ratio	4.0%	5.0%	9.87%	9.50%
See Note 16, Regulatory Matters and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements, for additional information on the calculation of capital ratios for the Company and the Bank.

Prompt Corrective Action for Undercapitalization
The FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category. Under the prompt corrective action regulations that are currently in effect, all insured depository institutions are assigned to one of the following capital categories:
Well-capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure. A well-capitalized insured depository institution is one (1) having a total risk-based capital ratio of 10 percent or greater, (2) having a Tier 1 risk-based capital ratio of 6 percent or greater, (3) having a leverage ratio of 5 percent or greater, and (4) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure. An adequately capitalized insured depository institution is one (1) having a total risk-based capital ratio of 8 percent or greater, (2) having a Tier 1 risk-based capital ratio of 4 percent or greater, and (3) having a leverage ratio of 4 percent or greater, or a leverage ratio of 3 percent or greater if the institution is rated composite 1 under the CAMELS rating system; and (4) failing to meet the definition of a well-capitalized bank.
Undercapitalized - The insured depository institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 8 percent, (2) having a Tier 1 risk-based capital ratio of less than 4 percent, or (3) a leverage ratio of less than 4 percent, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage ratio of less than 3 percent.
Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized insured depository institution is one (1) having a total risk-based capital ratio of less than 6 percent, (2) a Tier 1 risk-based capital ratio of less than 3 percent, or (3) a leverage ratio of less than 3 percent.
Critically Undercapitalized - The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.
The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2) has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. The Company's management believes that the Company and the Bank have the requisite capital levels to qualify as well-capitalized institutions under the FDICIA. See Note 16, Regulatory Matters and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements .
If an institution fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens. For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.
The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios, as described below. This aspect of the U.S. Basel III will become effective on January 1, 2015.
The Company and the Bank will be subject to the higher capital adequacy standards contained in the U.S. Basel III final rule.
The existing regulatory capital framework will be significantly revised as a result of the Dodd-Frank Act and a set of internationally agreed-upon bank capital standards known as “Basel III,” which is published by the Basel Committee, a committee of central bank and regulatory officials from 27 countries. Among other things, the Dodd-Frank Act requires trust preferred securities to be phased out of a bank holding company's Tier 1 capital by January 1, 2016.
The current risk-based capital guidelines that apply to the Company and the Bank are based on the 1988 Basel I capital accord. In 2007, the federal banking regulators established capital standards based on the advanced internal ratings-based approach for credit risk and the advanced measurement approaches for operational risk contained in the Basel Committee's second capital accord, referred to as “Basel II,” for the largest and most internationally active U.S. banking organizations, which do not include the Company or the Bank. Basel II emphasizes internal assessment of credit, market and operational risk in determining minimum capital requirements, as well as supervisory assessment and market discipline with respect to capital adequacy.
In December 2010, the Basel Committee reached agreement on a revised set of regulatory capital standards: Basel III. These new standards, which are aimed at increasing the quality and quantity of regulatory capital, seek to further strengthen financial institutions' capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress. The Basel III framework builds upon, and does not supplant, Basel II. Basel II largely focuses on the methods for calculating risk-weighted assets, the denominator of the risk-based capital ratio. Basel III, among other things, introduces a new tier of capital (Common Equity Tier 1 capital), new eligibility criteria for regulatory capital instruments for each tier of capital and new regulatory adjustments to and deductions from capital. Basel III also increases the minimum risk-based capital ratios and introduces capital buffers above the minimum requirements.
In July 2013, the federal banking regulators issued the U.S. Basel III final rule. The final rule implements the Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. Certain aspects of the final rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, will become effective on January 1, 2015 for the Bank and the Company. Other aspects of the final rule, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, will be phased in over several years beginning on January 1, 2015.
Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The final rule also increases the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, while maintaining the current minimum total risk-based capital ratio of 8 percent. In addition, for the largest and most internationally active U.S. banking organizations, which do not include the Bank and the Company, the final rule includes a new minimum supplementary leverage ratio that takes into account certain off-balance sheet exposures.
The U.S. Basel III final rule focuses regulatory capital on Common Equity Tier 1 capital, and introduces new regulatory adjustments and deductions from capital as well as narrower eligibility criteria for regulatory capital instruments. The new eligibility criteria for regulatory capital instruments results in, among other things, trust preferred securities no longer qualifying as Tier 1 capital for bank holding companies such as the Company, an outcome that is also required by the Collins Amendment provision of the Dodd-Frank Act. Under the U.S. Basel III final rule, existing trust preferred securities issued by the Company before May 19, 2010 will be phased out of Tier 1 capital and into Tier 2 capital by January 1, 2016. The final rule also revises the methodology for calculating risk-weighted assets for certain types of assets and exposures.
Large bank holding companies are required to submit annual capital plans to the Federal Reserve Board and are subject to stress testing requirements.
In November 2011, the Federal Reserve Board issued a final rule to require large bank holding companies to submit annual capital plans to the Federal Reserve Board and to generally obtain approval from the Federal Reserve Board before making a dividend payment or other capital distribution. The capital plan rule applies to the Company and all other bank holding companies with $50 billion or more of total consolidated assets. The Company participated in the CapPR program in 2012 and 2013, submitting its first annual capital plan on January 9, 2012. In 2014, the Company began participating in the annual CCAR program. A large bank holding company's capital plan must include an assessment of the expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the company's process for assessing capital adequacy, the company's capital policy, and a discussion of any expected changes to the company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a qualitative and quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to a large bank holding company's capital plan, in whole or in part, or provide a notice of non-objection to the company by March 31 of a calendar year for plans submitted by the January submission date. If the Federal Reserve Board objects to a capital plan, the bank holding company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection.
In addition, the Dodd-Frank Act and implementing rules issued by the Federal Reserve Board impose stress test requirements on both the Company and the Bank. Beginning in October 2013, the Company must conduct semi-annual company-run stress tests and is subject to an annual supervisory stress test conducted by the Federal Reserve Board. The Bank submitted its first annual company-run stress test to the Federal Reserve Board in January 2014.
The Federal Reserve Board has issued a final rule specifying how large bank holding companies, including the Company, should incorporate the U.S. Basel III capital standards into their 2014 capital plan and 2014 Dodd-Frank Act stress test capital projections. Among other things, the final rule requires large bank holding companies to project both their Tier 1 Common risk-based capital ratio using the methodology under existing capital guidelines and their Common Equity Tier 1 risk-based capital ratio under the U.S. Basel III capital standards, as such standards phase in over the nine-quarter planning horizon.
On March 26, 2014, the Company was informed that the Federal Reserve did not object to the Company’s 2014 capital plan, including its plans to distribute capital through a semi-annual common dividend of approximately $51 million. The common dividends are subject to approval by the Company’s Board of Directors. While the Company can give no assurances as to the outcome of the annual CCAR process in subsequent years or specific interactions with the regulators, it believes it has a strong capital position.
Under a Federal Reserve Board rule issued pursuant to the Dodd-Frank Act, BBVA's U.S. operations, including the Company and the Bank, would be subject to enhanced prudential standards.
The Dodd-Frank Act requires the Federal Reserve Board to impose greater risk-based and leverage capital, liquidity, single counterparty credit limits, stress testing, risk management and other enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets, including the Company. In February 2014, the Federal Reserve Board approved a rule pursuant to its enhanced prudential standards authority under the Dodd-Frank Act. One part of the rule is applicable to top-tier U.S.-based bank holding companies with total consolidated assets of

$50 billion or more. Another part of the rule will apply to Large FBOs, such as BBVA, and their U.S. branch and subsidiaries, such as the Company and the Bank.
Under the enhanced prudential standards final rule, Large FBOs with $50 billion or more in U.S. assets held outside of their U.S. branches and agencies, such as BBVA, will be required to create a separately-capitalized IHC that will hold all of the Large FBO's U.S. bank and nonbank subsidiaries, such as the Bank and the Company. Under the final rule, a Large FBO that is subject to the IHC requirement may request permission from the Federal Reserve Board to establish multiple IHCs or use an alternative organizational structure. The final rule also permits the Federal Reserve Board to apply the IHC requirement in a manner that takes into account the separate operations of multiple foreign banks that are owned by a single Large FBO. The Federal Reserve has stated that it will issue, at a later date, final rules to implement certain other enhanced prudential standards under the Dodd-Frank Act for large bank holding companies and Large FBOs, including single counterparty credit limits and an early remediation framework.
Under the Federal Reserve Board's final rule, an IHC will be subject to U.S. capital, liquidity, risk management, stress testing and other enhanced prudential standards on a consolidated basis, and the Federal Reserve Board will have the authority to examine any IHC and any subsidiary of an IHC. Although U.S. branches and agencies of Large FBOs will not be required to be held beneath an IHC, such branches and agencies will be subject to liquidity, and, in certain circumstances, asset maintenance requirements. Large FBOs generally will be required to establish an IHC and comply with the enhanced prudential standards beginning July 1, 2016, and FBOs that have $50 billion or more in non-branch/agency U.S. assets as of June 30, 2014 will be required to submit an implementation plan by January 1, 2015 on how the FBO will comply with the IHC requirement. As a bank holding company and IHC, the Company will be required to comply with the enhanced prudential standards applicable under the final rule to top-tier U.S.-based bank holding companies beginning on January 1, 2015.
Deposit Insurance and Assessments
Deposits at the Bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum DRR of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020 and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the Federal Deposit Insurance Act.
In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent. Furthermore, on February 7, 2011 the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. The February 7, 2011, final rule modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment) and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under the February 7, 2011, final rule, the total base assessment rates will vary depending on the DIF reserve ratio. For example, for banks in the best risk category, the total base assessment rates will be between 2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher.
In addition, the FDIC collects FICO deposit assessments, which is calculated off of the new assessment base established by the Dodd-Frank Act. FICO assessments are set quarterly, and in 2011 ranged from 1.020 (annual) basis points in the first quarter to .680 (annual) basis points in the second, third and fourth quarters. The Company pays the deposit insurance assessment, less offset available by means of prepaid assessment credits, and pays the quarterly FICO assessments.
On November 12, 2009, the FDIC imposed a requirement on all financial institutions to prepay three years of FDIC insurance premiums.

On February 7, 2011, the FDIC adopted regulations that were effective for the 2011 second quarter assessment and payable in September 2011, which outlined significant changes in the risk-based premiums approach for banks with over $10 billion of assets and created a scorecard system. The scorecard system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changed from deposits to an institution's average total assets minus its average tangible equity. The 2011 FDIC assessment impact on the Company's Consolidated Financial Statements from these assessment changes was not materially different than the prior period.
With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. See the Deposits section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Dodd-Frank Act; Future Changes to Legal Framework
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which substantially changed the regulatory framework under which the Company operates. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that may affect the operations of the Company or the Bank are the following:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry;

•	New limitations on federal preemption;

•
New prohibitions and restrictions on the ability of a banking entity and non-bank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund;

•
Application of heightened capital, liquidity, single counterparty credit limits, stress testing, risk management and other enhanced prudential standards to the U.S. operations of BBVA, including the Company and the Bank;

•	Requirement that the Company and the Bank be well-capitalized;

•	Changes to the assessment base for deposit insurance premiums;

•	Permanently raises the FDIC's standard maximum insurance amount to $250,000;

•	Imposes limits on interchange fees;

•	Repeals the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
Places restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses;

•	Requires that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities; and

•
Requires that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

Some of these and other major changes could materially impact the profitability of the Company's business, the value of its assets or the collateral available for its loans, require changes to business practices or force the Company to discontinue businesses and expose it to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rule-making, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, the Company cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company's businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company's business, financial condition or results of operations. See Item 1A. Risk Factors - The Company is subject to legislation and regulation, including the Dodd-Frank Act, and future legislation or regulation could require it to change certain business practices, reduce its revenue, impose additional costs on the Company or otherwise adversely affect its business operations and competitive position.
Additional changes to the laws and regulations applicable to the Company are frequently proposed at both the federal and state levels. The likelihood, timing and scope of any such change and the impact any such change may have on the Company are impossible to determine with any certainty.
Rules have been finalized to implement the Volcker Rule
On December 10, 2013, the CFTC, FDIC, Federal Reserve Board, OCC and the SEC issued final rules to implement the Volcker Rule required by the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from (1) engaging in “proprietary trading” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, trading in US government and agency obligations and also permit certain ownership interests in certain types of funds to be retained.  They also permit the offering and sponsoring of funds under certain conditions.  The final rules extend the conformance period to July 21, 2015 but impose significant compliance and reporting obligations on banking entities.  The Company will be subject to the enhanced compliance program under the Volcker Rule but does not expect to be required to report metrics to the regulators.  The Company is of the view that the impact of the Volcker Rule will not be material to its business operations.
The Durbin Amendment's rules affecting debit card interchange fees impact the Company's electronic banking income
The Durbin Amendment required the Federal Reserve Board to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e., the interchange rate). The Federal Reserve Board issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.
The lowering of interchange fees adversely impacted the Company's noninterest income, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. In July 2013, a decision by a Washington D.C. District Court judge invalidated the Federal Reserve Board's interchange rule ruling in favor of a group of retailers who argued that the new lower interchange fees had been inappropriately set too high by the Federal Reserve Board. The Federal Reserve Board has appealed the decision and a stay is in effect. If the rule were to be revised so that interchange fees were even lower, it would further adversely impact the Company's noninterest income. It is not possible to predict what the appellate court might do and how the Federal Reserve Board, if required to do so, would revise the interchange rule.

Consumer Protection Regulations
Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the Federal Reserve Board, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act and Regulation C issued by the Federal Reserve Board, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the Federal Reserve Board, prohibiting discrimination on the basis of various prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V issued by the Federal Reserve Board, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
the Servicemembers Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.
Deposit operations also are subject to, among others:

•	the Truth in Savings Act and Regulation DD issued by the Federal Reserve Board, which require disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). The Federal Reserve Board and the FDIC also enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. The FDIC has issued rules aimed at protecting consumers in connection with retail foreign exchange transactions. In addition, the Federal Reserve Board has been actively revising Regulation E, which governs electronic transactions, including a recent proposal governing remittance transfer transactions. Among the finalized changes made to Regulation E is the November 2009 amendment, which prohibits financial institutions, including the Company, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. The amendments to Regulation E became effective on August 1, 2010.

The CFPB recently finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence, (iii) comply with additional restrictions on mortgage loan originator compensation, and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These new rules create operational and strategic challenges for the Company, as it is both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules went effective in June 2013, while others will be effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's business, result in increased compliance costs and affect the streams of revenue of such business.
Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations transferred from the bank's primary federal regulator to the CFPB. The CFPB is in the process of republishing the transferred regulations in a new section of the Code of Federal Regulations but has not yet made substantive changes to these rules. It is anticipated that the CFPB will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term. The Company cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on its businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company' business, financial condition or results of operations. See Item 1A. Risk Factors - The Company is subject to legislation and regulation, including the Dodd-Frank Act, and future legislation or regulation could require it to change certain business practices, reduce its revenue, impose additional costs on the Company or otherwise adversely affect its business operations and competitive position.
In addition, the Company is also subject to certain state laws and regulations designed to protect consumers.
BBVA and the Bank are required to submit resolution plans to the Federal Reserve Board and the FDIC, respectively.
The Federal Reserve Board and the FDIC have issued final regulations as required by Section 165 of the Dodd-Frank Act regarding resolution plans, also referred to as living wills. The Federal Reserve Board and the FDIC issued final rules applicable to covered companies with assets of $50 billion or more, which became effective November 30, 2011. The FDIC issued final rules applicable to insured depository institutions with assets of $50 billion or more, which became effective April 1, 2012. Insured depository institutions with $50 billion or more in total assets, like the Bank, must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. Additionally, covered companies, like BBVA, with assets of $50 billion or more are required to submit to the Federal Reserve Board and the FDIC a plan that, in the event of material financial distress or failure, establishes the rapid and orderly liquidation of the company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. The regulations allow for a tiered approach for complying with the requirements based on materiality of the institution. BBVA and the Bank submitted resolution plans in December 2013. If the Federal Reserve Board and the FDIC determine that a company’s plan is not credible and the company fails to cure the deficiencies in a timely manner, then the Federal Reserve Board and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities, or operations.
U.S. Liquidity Standards
The Federal Reserve Board evaluates the Company’s liquidity as part of the supervisory process. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR. The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. The NSFR has a time horizon of one year and has been developed to provide a sustainable maturity structure of assets and liabilities. The Basel Committee contemplates that major jurisdictions will begin to phase in the LCR requirement on January 1, 2015. It contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.
In October 2013, the federal banking regulators proposed a rule to implement the LCR in the United States. The proposed rule would apply a modified version of the LCR to large bank holding companies such as the Company. The modified version of the LCR differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that ends on December 31, 2016. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. However, the Federal Reserve Board has proposed liquidity risk management, stress testing and liquidity buffer requirements for the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
Anti-Money Laundering; USA PATRIOT Act; Office of Foreign Assets Control
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. The Company also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons.
The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search their records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. OFAC also administers sanctions programs against certain countries. If the Company finds a name on any transaction, account or wire transfer that is on an OFAC list or that would violate a sanctions program administered by OFAC, it must freeze such account, file a suspicious activity report and notify the appropriate authorities.
Commitments to the Company
Under the Dodd-Frank Act, both BBVA and the Company are required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when BBVA and the Company might not do so absent the statutory requirement. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution's financial condition. In addition, any loans by the Company to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank.
Transactions with Affiliates and Insiders
A variety of legal limitations restrict the Bank from lending or otherwise supplying funds or in some cases transacting business with the Company or the Company's non-bank subsidiaries. The Company is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10 percent of a bank's capital and surplus for any one affiliate and 20 percent for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100 to 130 percent. Also, a bank is prohibited from purchasing low quality assets from any of its affiliates. Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions are viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.
Section 23B prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Except for limitations on low quality asset purchases and transactions that are deemed to be unsafe or unsound, Regulation W generally excludes affiliated depository institutions from treatment as affiliates. Transactions between a bank and any of its subsidiaries that are engaged in certain financial activities may be subject to the affiliated transaction limits. The Federal Reserve Board also may designate bank subsidiaries as affiliates.
Banks are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. In general, such extensions of credit (1) may not exceed certain dollar limitations, (2) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (3) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of a bank's board of directors.
Regulatory Examinations
Federal and state banking agencies require the Company and the Bank to prepare annual reports on financial condition and to conduct an annual audit of financial affairs in compliance with minimum standards and procedures. The Bank, and in some cases the Company and the Company's non-bank affiliates, must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.
Community Reinvestment Act
The Community Reinvestment Act requires the Federal Reserve Board to evaluate the record of the Company in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank.
Commercial Real Estate Lending
Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100 percent or more of the institution's total capital, or

•
total commercial real estate loans represent 300 percent or more of the institution's total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

In October 2009, the federal banking regulators issued additional guidance on commercial real estate lending that emphasizes these considerations.
In addition, the Dodd-Frank Act contains provisions that may impact the Company's business by reducing the amount of its commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. The banking agencies have jointly issued a proposed rule to implement these requirements but have yet to issue final rules.
Branching
The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities. Formerly, under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank's ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state. Accordingly, de novo interstate branching by the Company is subject to these new standards. All branching in which the Company may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.
Anti-Tying Restrictions
In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the customer obtain or provide some additional credit, property or services from or to said bank or bank holding company or their subsidiaries, or (2) the customer not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Also, certain foreign transactions are exempt from the general rule.
Privacy and Credit Reporting
Financial institutions are required to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and the Company is subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.
The Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act.

Enforcement Powers
The Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions determined to be appropriate by the ordering agency. The federal banking regulators also may remove a director or officer from an insured depository institution (and bar them from the industry) if a violation is willful or reckless.
Monetary Policy and Economic Controls
The Bank's earnings, and therefore the Company's earnings, are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.
The effects of the various Federal Reserve Board policies on the Company's future business and earnings cannot be predicted. The Company cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on its business and earnings.
Depositor Preference Statute
Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.
Other Regulatory Matters
The Company and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, FINRA and various state insurance and securities regulators. The Company and its subsidiaries have from time to time received requests for information from regulatory authorities at the federal level or in various states, including state insurance commissions, state attorneys general, federal agencies or law enforcement authorities, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
The Company discloses the following information pursuant to Section 13(r) of the Exchange Act, which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified executive orders, including activities not prohibited by U.S. law and conducted outside the United States by non-U.S. affiliates in compliance with local law. In order to comply with this requirement, the Company has requested relevant information from its affiliates globally.
The Company has not knowingly engaged in activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under the specified executive orders.

Because the Company is controlled by BBVA, a Spanish corporation, the Company's disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of BBVA and its consolidated subsidiaries that are not controlled by the Company. The BBVA Group has the following activities, transactions and dealings with Iran requiring disclosure.
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during 2013. Estimated gross revenue for 2013 from these counter indemnities, which includes fees and/or commissions, did not exceed $9,000 and was entirely derived from payments made by the BBVA Group’s non-Iranian customers in Europe. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities have been blocked. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During 2013, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). Estimated gross revenue for 2013 from this loan, which includes fees and/or commissions, did not exceed $12,000. Payments of amounts due by Bank Sepah in 2013 under this letter of credit were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. In addition, during 2013, the BBVA Group received an indemnity payment from CESCE (which totaled approximately $7 million) in connection with a letter of credit which had been granted by Bank Mellat before 2004 and which matured in 2012. The loan underlying this letter of credit was granted by the BBVA Group to a Spanish customer in connection with its provision of engineering services and supply of equipment for the construction of a petrochemical plant in Iran. This loan was supported by CESCE. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure in connection with the two letters of credit referred to above.
The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah or Bank Mellat.
Bank Accounts. In 2013, the BBVA Group maintained one account (which was closed in March 2013) for a company that produces farm vehicles and tractors and a number of accounts for certain of its employees (some of whom are of Iranian nationality). The BBVA Group believes that 51% of the share capital of such company is controlled by an Iranian company in which the Iranian Government might have an interest. Estimated gross revenue for 2013 from these accounts, which includes fees and/or commissions, did not exceed $6,100. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The BBVA Group is committed to terminating its business relationships with the employees of this company as soon as contractually possible and does not intend to enter into new business relationships involving this company or its employees.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for three employees of the Iranian embassy in Spain. In addition, the BBVA Group maintains bank accounts in Venezuela for seven employees of the Iranian embassy in Venezuela. Moreover, prior to 2013, the BBVA Group provided one employee of the Iranian embassy in Venezuela with an insurance against theft at ATMs which expired on November 6, 2013. Estimated gross revenue for 2013 from embassy-related activity, which includes fees and/or commissions, did not exceed $1,100. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.
Additional Information
The Company’s corporate headquarters are located at 2200 Post Oak Blvd., Houston, Texas, 77056, and the Company’s telephone number is (205) 297-3000. The Company maintains an Investor Relations website on the Internet at www.bbvacompass.com. This reference to the Company's website is an inactive textual reference only, and is not a hyperlink. The contents of the Company's website shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.
The Company files annual, quarterly and current reports and other information with the SEC. You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports and information statements and other information that the Company files electronically with the SEC at www.sec.gov. The Company also makes available free of charge, on or through its website, these reports and other information as soon as reasonably practicable following the time they are electronically filed with or furnished to the SEC.

Item 1A.	Risk Factors
This section highlights the material risks that the Company currently faces. Any of the risks described below could materially adversely affect the Company's business, financial condition, or results of operations.
Any deterioration in national, regional and local economic conditions, particularly unemployment levels and home prices, could materially affect the Company's business, financial condition or results of operations.
The Company's business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on its financial condition and operations even if other favorable events occur. The Company's banking operations are locally-oriented and community-based. Accordingly, the Company expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves, including Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. These economic conditions could require the Company to charge off a higher percentage of loans or increase provisions for credit losses, which would reduce its net income.
Significant declines in the housing market from 2007 through 2010, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities, but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Although the U.S. economy has shown modest improvement recently, economic conditions continue to pose a risk to the financial system. The Company is part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, continued volatility in the financial markets and/or reduced business activity could materially adversely affect its business, financial condition or results of operations.
A return of the volatile economic conditions experienced in the U.S. during 2008-2009, including the adverse conditions in the fixed income debt markets, for an extended period of time, particularly if left unmitigated by policy measures, may materially and adversely affect the Company.
The failure of the European Union to stabilize the fiscal condition of member countries, especially in Spain, could have an adverse impact on the Company as well as the financial markets, and the current U.S. economic recovery.
Certain European Union member countries have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries' ability to continue to service their debt and foster economic growth. Fiscal austerity measures such as raising taxes and reducing entitlements have improved the ability of some member countries to service their debt, but have challenged economic growth and efforts to lower unemployment rates in the region.
The Company is a wholly-owned subsidiary of BBVA, which is based in Spain and serves as a source of strength and capital to the Company. Accordingly, European Union weakness, particularly in Spain, could directly impact BBVA and could have an adverse impact on the Company's business or financial condition.
A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise affect U.S.-based financial institutions, the stability of the global financial markets and the economic recovery underway in the U.S. Should the U.S. economic recovery be adversely impacted by these factors, loan and asset growth at U.S. financial institutions, like the Company, could be affected.
Weakness in the real estate market, including the secondary residential mortgage loan market, has adversely affected the Company and may continue to adversely affect it.
Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many nonconforming mortgage loans. The effects of ongoing mortgage market challenges, combined with the recent corrections in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that the Company holds, and mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have caused cyclically higher delinquencies and losses on mortgage loans, particularly Alt-A mortgages, and home equity lines of credit. These conditions have resulted in losses, write downs and impairment charges in the Company's mortgage and other lines of business.
Future declines in real estate values, low home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect the Company's financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased defaults in the real estate market are stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Further, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which the Company owns as a result of foreclosing a loan and its ability to realize value on such assets.
The Company is subject to legislation and regulation, including the Dodd-Frank Act, and future legislation or regulation could require it to change certain business practices, reduce its revenue, impose additional costs on the Company or otherwise adversely affect its business operations and competitive position.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has and will continue to substantially change the legal and regulatory framework under which the Company operates. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. The following are among the provisions that may affect the Company's operations:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•
Application of heightened capital, liquidity, single counterparty credit limits, stress testing, risk management and other enhanced prudential standards to the U.S. operations of BBVA, including the Company and the Bank.

•	Requirement that a parent company and its subsidiary bank(s) be well-capitalized and well-managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC's standard maximum deposit insurance limit to $250,000 for federal deposit insurance.

•	Imposing further limits on interchange fees.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

•
Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating credit worthiness.

•
New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund.

•
Creation of a new framework for the regulation of over-the-counter derivatives and new regulations for the securitization market and the strengthening of the regulatory oversight of securities and capital markets by the SEC.

Some of these and other major changes could materially impact the profitability of the Company's business, the value of assets it holds or the collateral available for its loans, require changes to business practices or force the Company to discontinue businesses and expose it to additional costs, taxes, liabilities, enforcement actions and reputational risk.
Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others are subject to further study, rulemaking and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, the Company cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company's businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company's business, financial condition or results of operations.
The Dodd-Frank Act's provisions restricting bank interchange fees, and the rules promulgated thereunder, may negatively impact the Company's revenues and earnings.
Pursuant to the Dodd-Frank Act, the Federal Reserve Board adopted rules effective October 1, 2011, limiting the interchange fees that may be charged with respect to electronic debit transactions. Interchange fees are charges that merchants pay to the Company and other credit card companies and card-issuing banks for processing electronic payment transactions. Since taking effect, these limitations have reduced the Company's debit card interchange revenues and have created meaningful compliance costs. Additional limits may further reduce the Company's debit card interchange revenues and create additional compliance costs.
The lowering of interchange fees adversely impacted the Company's noninterest income, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. In July 2013, a decision by a Washington D.C. District Court judge invalidated the Federal Reserve Board's interchange rule ruling in favor of a group of retailers who argued that the new lower interchange fees had been inappropriately set too high by the Federal Reserve Board. The Federal Reserve Board has appealed the decision and a stay is in effect. If the rule were to be revised so that interchange fees were even lower, it would further adversely impact the Company's noninterest income. It is not possible to predict what the appellate court might do and how the Federal Reserve Board, if required to do so, would revise the interchange rule.
The Dodd-Frank Act's consumer protection regulations could adversely affect the Company's business, financial condition or results of operations.
The Federal Reserve Board recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. The Company has implemented changes to its business practices relating to overdraft payment programs in order to comply with these regulations.
For the years ended December 31, 2010 and 2009, the Company's overdraft and insufficient funds fees represented a significant amount of noninterest fees. Since taking effect on July 1, 2011, the fees received by the Company for automated overdraft payment services have decreased, thereby adversely impacting its noninterest income. Complying with these regulations has resulted in increased operational costs for the Company, which may continue to rise. The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect the Company's business, financial condition or results of operations.
The CFPB's residential mortgage regulations could adversely affect the Company's business, financial condition or results of operations.
The CFPB recently finalized a number of significant rules which will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence, (iii) comply with additional restrictions on mortgage loan originator compensation, and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These new rules create operational and strategic challenges for the Company, as it is both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules went effective in June 2013, while others became effective in January 2014. Forthcoming additional rulemaking affecting the residential mortgage business is also expected. These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's business, result in increased compliance costs and affect the streams of revenue of such business.
The Company is subject to capital adequacy and liquidity standards, and if it fails to meet these standards its financial condition and operations would be adversely affected.
The U.S. Basel III final rule and provisions in the Dodd-Frank Act, including the Collins Amendment, will increase capital requirements for banking organizations such as the Company and the Bank. Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. Under the U.S. Basel III final rule, trust preferred securities no longer qualify as Tier 1 capital for bank holding companies such as the Company, an outcome that is also required by the Collins Amendment.
The Company is also required to submit an annual capital plan to the Federal Reserve Board. The capital plan must include an assessment of the Company's expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a qualitative and quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-objection to the Company by March 31 of a calendar year. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection. In addition to capital planning, the Company and the Bank are subject to capital stress testing requirements imposed by the Dodd-Frank Act. The Company's capital plan submitted in January 2014 is the first capital plan evaluated under the CCAR process, as the Company's prior capital plans were evaluated under the CapPR process.
On March 26, 2014, the Company was informed that the Federal Reserve did not object to the Company’s 2014 capital plan. While the Company can give no assurances as to the outcome of the annual CCAR process in subsequent years or specific interactions with the regulators, it believes it has a strong capital position.
The Federal Reserve Board evaluates the Company's liquidity as part of the supervisory process. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR. The LCR was developed to ensure banks have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period.  The NSFR has a time horizon of one year and has been developed to provide a sustainable maturity structure of assets and liabilities. The Basel Committee contemplates that major jurisdictions will begin to phase in the LCR requirement on January 1, 2015. It contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.
In October 2013, the federal banking regulators proposed a rule to implement the LCR in the United States. The proposed rule would apply a modified version of the LCR to large bank holding companies such as the Company. The modified version of the LCR differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule that ends on January 1, 2017. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. However, the Federal Reserve Board has proposed liquidity risk management, stress testing and liquidity buffer requirements for the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.

The Federal Reserve Board has approved a final rule to enhance its supervision and regulation of the U.S. operations of Large FBOs such as BBVA. BBVA's U.S. operations include the Company and the Bank. Under the Federal Reserve Board's rule, Large FBOs with $50 billion or more in U.S. assets held outside of their U.S. branches and agencies, such as BBVA, will be required to create a separately-capitalized top-tier U.S. IHC that will hold all of the Large FBO's U.S. bank and nonbank subsidiaries, such as the Bank and the Company. An IHC will be subject to U.S. risk-based and leverage capital, liquidity, risk management, stress testing and other enhanced prudential standards on a consolidated basis. Large FBOs generally will be required to establish an IHC and comply with the enhanced prudential standards beginning July 1, 2016, and FBOs that have $50 billion or more in non-branch/agency U.S. assets as of June 30, 2014 will be required to submit an implementation plan by January 1, 2015 on how the FBO will comply with the IHC requirement. As a bank holding company and IHC, the Company will be required to comply with the enhanced prudential standards applicable under the final rule to top-tier U.S.-based bank holding companies beginning on January 1, 2015. The Federal Reserve Board’s final rule could affect the Company’s operations.
The Parent is a holding company and depends on its subsidiaries for liquidity in the form of dividends, distributions and other payments.
The Parent is a legal entity separate and distinct from its subsidiaries, including the Bank. The principal source of cash flow for the Parent is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. Regulations of both the Federal Reserve and the State of Alabama affect the ability of the Bank to pay dividends and other distributions to the Company and to make loans to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on the Parent’s ability to receive dividends and distributions from its subsidiaries could have a material adverse effect on the Company’s liquidity and on its ability to pay dividends on common stock. For additional information regarding these limitations see Item 1. Business - Supervision, Regulation and Other Factors - Dividends.
The Company is subject to credit risk.
When the Company loans money, commits to loan money or enters into a letter of credit or other contract with a counterparty, it incurs credit risk, which is the risk of losses if its borrowers do not repay their loans or its counterparties fail to perform according to the terms of their contracts. Many of the Company's products expose it to credit risk, including loans, leases and lending commitments.
Further downgrades to the U.S. government's credit rating, or the credit rating of its securities, by one or more of the credit ratings agencies could have a material adverse effect on general economic conditions, as well as the Company's operations, earnings and financial condition.
On August 5, 2011, Standard & Poor's cut the U.S. government's sovereign credit rating of long-term U.S. federal debt from AAA to AA+ while also keeping its outlook negative. Moody's also lowered its outlook to “Negative” on June 2, 2011, and Fitch lowered its outlook to “Negative” on November 28, 2011. During 2013, Moody's and Standard & Poor's revised their outlook from "Negative" to "Stable," while Fitch continued to maintain a "Negative" outlook. There continues to be the perceived risk of a downgrade to the U.S. government's sovereign credit rating, including the rating of U.S. Treasury securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market.
Further downgrades of the U.S. government's sovereign credit rating, and the perceived creditworthiness of U.S. government-related obligations, could impact the Company's ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. The Company cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on the Company. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which the Company is subject and any related adverse effects on its business, financial condition and results of operations.

A reduction in the Company's own credit rating could have a material adverse effect on the Company's liquidity and increase the cost of its capital markets funding.
Adequate liquidity is essential to the Company's businesses. A reduction to the Company's credit rating could have a material adverse effect on the Company's business, financial condition and results of operations.
The rating agencies regularly evaluate the Company and their ratings are based on a number of factors, including the Company's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. Adverse changes in the credit ratings of the Kingdom of Spain, which subsequently could impact BBVA and its subsidiaries as well as those of BBVA itself, could also adversely impact the Company's credit rating. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that the Company will maintain its current ratings. The Company's failure to maintain those ratings could increase its borrowing costs, require the Company to replace funding lost due to the downgrade, which may include the loss of customer deposits, and may also limit the Company's access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements.
The Company's ability to access the capital markets is important to its overall funding profile. This access is affected by its credit rating. The interest rates that the Company pays on its securities are also influenced by, among other things, the credit ratings that it receives from recognized rating agencies. A downgrade to the Company's credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to the Company's credit rating could also create obligations or liabilities for it under the terms of its outstanding securities that could increase its costs or otherwise have a negative effect on the Company's results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by the Company could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.
Changes in interest rates could affect the Company's income and cash flows.
The Company's earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect the Company's earnings and financial condition. The Company cannot control or predict with certainty changes in interest rates.
Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. The Company has policies and procedures designed to manage the risks associated with changes in market interest rates. Changes in interest rates, however, may still have an adverse effect on the Company's profitability. While the Company actively manages against these risks, if its assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than planned for, then its risk mitigation techniques may be insufficient to protect against the risk.
The costs and effects of litigation, regulatory investigations or similar matters, or adverse facts and developments relating thereto, could materially affect the Company's business, operating results and financial condition.
The Company faces legal risks in its business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against the Company may have material adverse financial effects or cause significant reputational harm, which in turn could seriously harm its business prospects.
The Company and its operations are subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions, thereby increasing the Company’s costs associated with responding to or defending such actions. In particular, inquiries and related enforcement action, if any, may increase the Company's compliance costs, require changes in the Company's business practices, affect the Company's competitiveness, impair the Company's profitability, harm the Company's reputation or otherwise adversely affect the Company's business.

The Company's insurance may not cover all claims that may be asserted against it and indemnification rights to which it is entitled may not be honored. Any claims asserted against the Company, regardless of merit or eventual outcome, may harm its reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed the Company's insurance coverage, they could have a material adverse effect on its business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. The Company may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
Disruptions in the Company's ability to access capital markets may adversely affect its capital resources and liquidity.
The Company may access capital markets to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, and to accommodate the transaction and cash management needs of its clients. Other sources of contingent funding available to the Company include inter-bank borrowings, brokered deposits, repurchase agreements, FHLB capacity and borrowings from the Federal Reserve discount window. Any occurrence that may limit the Company's access to the capital markets, such as a decline in the confidence of debt investors, its depositors or counterparties participating in the capital markets, or a downgrade of its debt rating, may adversely affect the Company's capital costs and its ability to raise capital and, in turn, its liquidity.
Starting in mid-2007, significant turmoil and volatility in worldwide financial markets increased, though current volatility has declined. Such disruptions in the liquidity of financial markets may directly impact the Company to the extent it needs to access capital markets to raise funds to support its business and overall liquidity position. This situation could adversely affect the cost of such funds or the Company's ability to raise such funds. If the Company were unable to access any of these funding sources when needed, it might be unable to meet customers' needs, which could adversely impact its financial condition, results of operations, cash flows and level of regulatory-qualifying capital.
The Company may suffer increased losses in its loan portfolio despite enhancement of its underwriting policies and practices, and the Company's allowances for credit losses may not be adequate to cover such eventual losses.
The Company seeks to mitigate risks inherent in its loan portfolio by adhering to specific underwriting policies and practices, which often include analysis of (1) a borrower's credit history, financial statements, tax returns and cash flow projections; (2) valuation of collateral based on reports of independent appraisers; and (3) verification of liquid assets. The Company's underwriting policies, practices and standards are periodically reviewed and, if appropriate, enhanced in response to changing market conditions and/or corporate strategies.
Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, on December 20, 2012, the FASB issued for public comment a Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses under current U.S. GAAP standards. Under current U.S. GAAP standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The comment period on the Credit Loss Proposal closed on April 30, 2013. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on the Company's reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses.
The value of the Company’s goodwill may decline in the future.
A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, or slower growth rates, any or all of which could be materially impacted by many of the risk factors discussed herein, may require that the Company take charges in the future related to the impairment of goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If the Company were to conclude that a future write-down of its goodwill and other intangible assets is necessary, the Company would record the appropriate charge which could have a material adverse effect on its results of operations.

The financial services market is undergoing rapid technological changes, and the Company may be unable to effectively compete or may experience heightened cyber-security risks as a result of these changes.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs. The Company's future success may depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in its operations. Some of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. As a result, the Company's ability to effectively compete to retain or acquire new business may be impaired, and its business, financial condition or results of operations may be adversely affected.
The Company is under continuous threat of loss due to cyber-attacks, especially as it continues to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that it faces are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customers' or the Company's accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent, but could present significant reputational, legal and/or regulatory costs to the Company if successful.
Recently, there has been a series of distributed denial of service attacks on financial services companies. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Generally, these attacks have not been conducted to steal financial data, but meant to interrupt or suspend a company's internet service. While these events may not result in a breach of client data and account information, the attacks can adversely affect the performance of a company’s website and in some instances prevented customers from accessing a company’s website. Distributed denial of service attacks, hacking and identity theft risks could cause serious reputational harm. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks. The Company's risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, its plans to continue to provide internet banking and mobile banking channels, and its plans to develop additional remote connectivity solutions to serve its customers. The Company may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.
The Company relies heavily on communications and information systems to conduct its business and relies on third parties and affiliates to provide key components of its business infrastructure.
The Company relies heavily on communications and information systems to conduct its business. This includes the utilization of a data center in Mexico. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of its information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of the Company's information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability.
Third parties and affiliates provide key components of the Company's business infrastructure such as banking services, processing, and internet connections and network access. Any disruption in such services provided by these third parties or affiliates or any failure of these third parties or affiliates to handle current or higher volumes of use could adversely affect the Company's ability to deliver products and services to clients, its reputation and its ability to otherwise conduct business. Beginning in 2011, the Bank began converting to a new core banking system. Implementation and continuing improvement of this new core banking system relies heavily on third parties to develop software.
Technological or financial difficulties of a third party or affiliate service provider, including security breaches, could adversely affect the Company's business to the extent those difficulties result in the interruption or discontinuation of services provided by that party or the loss of sensitive customer data. Further, in some instances the Company may be responsible for failures of such third parties or affiliates to comply with government regulations. The Company may not be insured against all types of losses as a result of third party or affiliate failures and the Company's insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in the Company business infrastructure could interrupt operations or increase the costs of doing business.
The Company is subject to a variety of operational risks, including reputational risk, legal risk and regulatory and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect its business and results of operations.
The Company is exposed to many types of operational risks, including reputational risk, legal, regulatory and compliance risk, the risk of fraud or theft by employees or outsiders, including unauthorized transactions by employees, or operational errors, such as clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from the Company's actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. In addition, negative public opinion can adversely affect the Company's ability to attract and keep customers and can expose it to litigation and regulatory action. Actual or alleged conduct by the Company can result in negative public opinion about its other business. Negative public opinion could also affect the Company's credit ratings, which are important to its access to unsecured wholesale borrowings.
The Company's business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in its possession were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of the Company's systems, employees or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.
Because the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company's necessary dependence upon automated systems to record and process transactions and its large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, such as computer viruses, electrical or telecommunications outages, natural disasters, or other damage to property or physical assets which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations, or will be subject to the same risk of fraud or operational errors by their respective employees as it is, and to the risk that the Company's, or its vendors', business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of the Company to operate its business, as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect the Company's business, financial condition or results of operations.
The Company depends on the expertise of key personnel, and its operations may suffer if it fails to attract and retain skilled personnel.
The Company's success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that the Company serves is great and it may not be able to hire these candidates and retain them. If the Company is not able to hire or retain these key individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, operations and financial condition.
In June 2010, the federal banking regulators issued joint guidance on executive compensation designed to help ensure that a banking organization's incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The federal banking regulators and SEC proposed such rules in April 2011. If the Company is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, the Company's performance, including its competitive position, could be materially adversely affected.

The Company's framework for managing risks may not be effective in mitigating risk and loss to the company.
The Company's risk management framework is made up of various processes and strategies to manage its risk exposure. The framework to manage risk, including the framework's underlying assumptions, may not be effective under all conditions and circumstances. If the risk management framework proves ineffective, the Company could suffer unexpected losses and could be materially adversely affected.
The Company's financial reporting controls and procedures may not prevent or detect all errors or fraud.
Financial reporting disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Any disclosure controls and procedures over financial reporting or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by any unauthorized override of the controls. Accordingly, because of the inherent limitations in the control system, misstatements due to error or fraud may occur and not be detected.
The Company is subject to certain risks related to originating and selling mortgages. It may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud or certain breaches of its servicing agreements, and this could harm the Company's liquidity, results of operations and financial condition.
The Company originates and often sells mortgage loans. When it sells mortgage loans, whether as whole loans or pursuant to a securitization, the Company is required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. The Company's whole loan sale agreements require it to repurchase or substitute mortgage loans in the event that it breaches certain of these representations or warranties. In addition, the Company may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, the Company is required to repurchase or substitute mortgage loans if it breaches a representation or warranty in connection with its securitizations, whether or not it was the originator of the loan. While in many cases it may have a remedy available against certain parties, often these may not be as broad as the remedies available to a purchaser of mortgage loans against it, and the Company faces the further risk that such parties may not have the financial capacity to satisfy remedies that may be available to it. Therefore, if a purchaser enforces its remedies against it, the Company may not be able to recover its losses from third parties. The Company has received repurchase and indemnity demands from purchasers. These have resulted in an increase in the amount of losses for repurchases. While the Company has taken steps to enhance its underwriting policies and procedures, these steps will not reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase materially, the Company's results of operations may be adversely affected.
The Company is subject to intense competition in the financial services industry, particularly in its market area, which could result in losing business or margin declines.
The Company operates in a highly competitive industry that could become even more competitive as a result of reform of the financial services industry resulting from the Dodd-Frank Act and other legislative, regulatory and technological changes, as well as continued consolidation. The Company faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking, and may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. Some of the Company's competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.
Some of the Company's larger competitors, including certain national banks that have a significant presence in its market area, may have greater capital and resources than the Company, may have higher lending limits and may offer products and services not offered by the Company. Although the Company remains strong, stable and well capitalized, management cannot predict the reaction of customers and other third parties with which it conducts business with respect to the strength of the Company relative to its competitors, including its larger competitors. Any potential adverse reactions to the Company's financial condition or status in the marketplace, as compared to its competitors, could limit its ability to attract and retain customers and to compete for new business opportunities. The inability to attract and retain customers or to effectively compete for new business may have a material and adverse effect on the Company's financial condition and results of operations.
The Company also experiences competition from a variety of institutions outside of its market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer who can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect the Company's operations, and the Company may be unable to timely develop competitive new products and services in response to these changes.
Unpredictable catastrophic events could have a material adverse effect on the Company.
The occurrence of catastrophic events such as hurricanes, tropical storms, tornados, terrorist attacks and other large scale catastrophes could adversely affect the Company's consolidated financial condition or results of operations. The Company has operations and customers in the southern and southeastern United States, which could be adversely impacted by hurricanes and other severe weather in those regions. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services it offers. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce its earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on its financial condition and/or results of operations.
Customers could pursue alternatives to bank deposits, causing the Company to lose a relatively inexpensive source of funding.
Checking and savings account balances and other forms of client deposits could decrease if customers perceive alternative investments, such as the stock market, provide superior expected returns. When clients move money out of bank deposits in favor of alternative investments, the Company can lose a relatively inexpensive source of funds, increasing its funding costs.
Negative public opinion could damage the Company's reputation and adversely impact business and revenues.
As a financial institution, the Company's earnings and capital are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion regarding the Company could result from its actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by it to meet its clients' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. The Company could also be adversely affected by negative public opinion involving BBVA. Negative public opinion can adversely affect the Company's ability to keep, attract and/or retain clients and personnel, and can expose it to litigation and regulatory action. Actual or alleged conduct by one of the Company's businesses can result in negative public opinion about its other businesses. Negative public opinion could also affect the Company's credit ratings, which are important to accessing unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.

The Company depends on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, the Company may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.
Compliance with anti-money laundering and anti-terrorism financing rules involve significant cost and effort.
The Company is subject to rules and regulations regarding money laundering and the financing of terrorism. Monitoring compliance with anti-money laundering and anti-terrorism financing rules can put a significant financial burden on banks and other financial institutions and poses significant technical problems. Although we believe that our current policies and procedures are sufficient to comply with applicable rules and regulations, we cannot guarantee that our anti-money laundering and anti-terrorism financing policies and procedures completely prevent situations of money laundering or terrorism financing. Any of such events may have severe consequences, including sanctions, fines and reputational consequences, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
The Company occupies various facilities principally located in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas and in states where it operates loan production offices that are used in the normal course of the financial services business. The properties consist of both owned and leased properties and include land for future banking center sites. The leased properties include both land and buildings that are generally under long-term leases. The Company leases office space used as the Company's principal executive offices in Houston, Texas. The Bank has significant operations in Birmingham, Alabama. The Company owns the building where the Bank is headquartered, and the land is subject to a long-term ground lease. See Note 6, Premises and Equipment, in the Notes to the Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

Item 3.	Legal Proceedings
See under “Legal and Regulatory Proceedings” in Note 15, Commitments, Contingencies and Guarantees, of the Notes to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures
Not Applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is not traded on any exchange or other interdealer electronic trading facility and there is no established public trading market for the Company's common stock.
Holders
As of the date of this filing, BBVA was the sole holder of the Company's common stock.
Dividends
The payment of dividends on the Company's common stock is subject to determination and declaration by the Board of Directors of the Company and regulatory limitations on the payment of dividends. There is no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. The Company has not declared or paid any dividends during 2012 or 2013. A discussion of dividend restrictions is provided in Item 1. Business - Overview - Supervision, Regulation, and Other Factors - Dividends and in Note 16, Regulatory Matters and Dividends from Subsidiaries in the Notes to the Consolidated Financial Statements.
Recent Sales of Unregistered Securities
On April 8, 2013, BBVA contributed all of the outstanding shares of BSI to the Company, and the Company issued 1,482,239 shares of common stock to BBVA. The shares were issued in reliance upon the exemption from registration for transactions not involving a public offering under Section 4(a)(2) of the Securities Act.
On April 9, 2013, BBVA contributed $100 million to the Company, and the Company issued an additional 1,961,554 shares of common stock to BBVA. The shares were issued in reliance upon the exemption from registration for transactions not involving a public offering under Section 4(a)(2) of the Securities Act.

Item 6.	Selected Financial Data
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying consolidated financial statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2013 through 2009, has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2013 through 2009. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2013	2012	2011	2010	2009 (1)
	(Dollars in Thousands)
Summary of Operations:
Interest income	$2,323,256	$2,491,536	$2,609,774	$2,733,517	$2,492,701
Interest expense	280,575	261,554	280,725	394,333	567,295
Net interest income	2,042,681	2,229,982	2,329,049	2,339,184	1,925,406
Provision for loan losses	107,546	29,471	428,633	825,049	1,686,493
Net interest income after provision for loan losses	1,935,135	2,200,511	1,900,416	1,514,135	238,913
Noninterest income	854,790	850,048	853,213	886,197	1,009,908
Noninterest expense, including goodwill impairment (2)	2,199,175	2,351,847	4,392,818	2,676,948	3,419,053
Net income (loss) before income tax expense (benefit)	590,750	698,712	(1,639,189)	(276,616)	(2,170,232)
Income tax expense (benefit)	170,820	219,701	98,175	59,845	(241,665)
Net income (loss)	419,930	479,011	(1,737,364)	(336,461)	(1,928,567)
Noncontrolling interest	2,094	2,138	2,011	2,010	1,863
Net income (loss) available to shareholder	$417,836	$476,873	$(1,739,375)	$(338,471)	$(1,930,430)

Summary of Balance Sheet:
Period-End Balances:
Loans (3)	$50,814,125	$45,333,608	$42,112,678	$40,441,825	$42,777,077
Allowance for loan losses	(700,719)	(802,853)	(1,051,796)	(1,109,017)	(1,268,046)
Total assets	71,965,476	69,236,695	63,319,367	63,421,556	64,647,358
Deposits	54,437,490	51,642,778	46,057,193	45,401,163	46,544,138
FHLB and other borrowings	4,298,707	4,273,279	4,168,434	3,023,225	3,285,947
Shareholder's equity	11,487,759	11,083,573	10,617,064	12,213,101	11,832,062
Average Balances:
Loans (3)	$47,959,849	$44,118,556	$40,998,782	$41,525,768	$40,336,643
Total assets	70,309,637	66,468,815	63,734,477	64,627,460	63,448,673
Deposits	52,553,744	48,549,780	45,516,065	45,665,092	40,840,116
FHLB and Other Borrowings	4,269,521	4,478,136	3,249,709	3,362,144	4,226,130
Shareholder's Equity	11,337,388	10,906,123	12,265,322	12,363,848	13,011,587
Selected Ratios:
Return on average total assets	0.60%	0.72%	(2.73)%	(0.52)%	(3.04)%
Return on average total equity	3.70	4.39	(14.16)	(2.72)	(14.82)
Average equity to average assets	16.12	16.41	19.24	19.13	20.51

(1)	2009 financial information has not been retrospectively adjusted to include the historical activity of BSI due to the immateriality of BSI's 2009 financial information.

(2)	Noninterest expense for the years ended December 31, 2011, 2010 and 2009 includes goodwill impairment of $2.0 billion, $523.3 million and $1.6 billion, respectively.

(3)	Includes loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2013, 2012 and 2011. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
General
Notable accomplishments for the Company during 2013 included the following:

•
Total end of period loans increased 12%. This growth reflects management's strategy to grow the Company's commercial and consumer portfolios while further diversifying the risk profile of the overall loan portfolio.

•
Credit quality - nonperforming assets declined $390 million or 41%, while the Company's allowance for loan losses to period end loans decreased from 1.78% at December 31, 2012 to 1.38% at December 31, 2013.

•	The Company made investments in personnel and technology while reducing overall expenses.

•	The Company's risk-based and leverage capital ratios remained significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework.
In addition to the accomplishments listed above, the recent implementation of a new core banking platform has enabled the Company to provide its customers with real-time information. It has also significantly reduced the time necessary during the new account opening process and simplified the process for the Company's customers. The new core banking platform has also facilitated the Company’s ability to introduce new products and services, and provide its customers access to various mobile platforms to conduct their banking transactions. Notable products and services introduced during 2013 included:

•
NBA Banking - as official bank of the NBA, the Company launched its first all-digital account during the 2013 NBA All-Star Weekend. The product combines a checking and savings account with exclusive NBA content and uses the Company’s digital platforms.

•
Business Mobility Bundle - product designed to provide micro-businesses the tools needed to manage their financial needs including e-Business Checking account, online and mobile banking, and a merchant services mobility pack with a secured card reader for processing debit and credit card payments.

•	Mobile Deposit - app that allows mobile device users the ability to deposit a check by taking a picture and transmitting to the bank.

•	Picture Bill Pay - expanding on the capabilities of its mobile device app, this feature allows customers to pay bills and add payees by taking pictures of their paper bills with their mobile device.
The Company has utilized its new core banking platform to provide a comprehensive mobile banking offering to its clients.
The Company is also currently testing the next generation of drive-thru banking technology that allows customers to operate an ATM-like machine for self service or opt for live assistance from a teller. The Company also introduced four new checking account products as part of a comprehensive deposit account redesign aimed at creating straightforward and transparent banking options for customers.
Economic and regulatory
2013 saw moderate economic growth driven by improvements in labor market conditions, increased household spending and further strengthening of housing markets. Household spending continued to moderately increase and borrowing costs remained at historically low levels. Compared to December 31, 2012, the housing market continued to strengthen as demonstrated by price increases, favorable shifts in supply and demand and some encouraging signs from certain homebuilding activities. However, continued elevated unemployment contributed uncertainty about the strength of economic growth. The global economy continued to recover unevenly amid concerns over the economic health of the European Union and reports of slowing growth in emerging markets. While actions were taken during 2012 to ease the European sovereign debt crisis, uncertainty about the sustained financial health of certain European countries continues to exist.
During the second quarter of 2013, the Federal Reserve Board reaffirmed that a highly accommodative monetary policy will remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. Accordingly, the Federal Reserve Board conveyed that it anticipates maintaining key interest rates at historically low levels, as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. As a result of executing its monetary policy, the Federal Reserve Board continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBSs with plans to continue adding Treasuries and agency MBSs to its portfolio. However, the Federal Reserve indicated it is prepared to increase or reduce the pace of its purchases as the outlook for the labor market or inflation changes.
Capital
Under Federal Reserve Board capital adequacy guidelines that are currently in effect, to be well-capitalized the Company must generally maintain a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.
The Company's Tier 1 risk-based capital ratio was 11.62% and 11.68% at December 31, 2013 and 2012, respectively. The Company leverage capital ratio was 9.87% and 9.43% at December 31, 2013 and 2012, respectively. The Company's risk-based and leverage capital ratios remain significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework. The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III final rule will become effective on January 1, 2015. For more information see “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1. Business - Supervision, Regulation and Other Factors - Capital, and Note 16, Regulatory Matters and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities held to maturity and available for sale, short-term investments and short-term borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. The Bank did not have the ability to pay any dividends at December 31, 2013 and 2012 without regulatory approval. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. For more information see below under “Liquidity Management” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, FHLB and Other Borrowings, Note 12, Capital Securities and Preferred Stock, and Note 15, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements.

Financial Performance
The economy and interest rates were the biggest factors impacting the Company’s financial results in 2013. Despite this challenging environment, the Company was able to deliver solid financial performance. Consolidated net income attributable to shareholder for the year ended December 31, 2013 was $417.8 million compared to $476.9 million earned during the year ended December 31, 2012. The decrease in net income attributable to shareholder was primarily due to a decrease in net interest income and an increase in the provision for loan losses, offset in part by decreases in noninterest expense and income tax expense.
Net interest income totaled $2.0 billion in 2013 compared to $2.2 billion in 2012. The $187.3 million decrease in net interest income for the year ended December 31, 2013 was driven by lower yields on earning assets, particularly loans and investment securities available for sale, as well as higher funding costs primarily associated with interest bearing deposits and FHLB and other borrowings. The net interest margin for the year ended December 31, 2013 was 3.62%, a decline of 61 basis points compared to 4.23% for the year ended December 31, 2012.
The provision for loan losses was $107.5 million for the year ended December 31, 2013, which represented an increase of $78.1 million compared to the year ended December 31, 2012. Net charge-offs at December 31, 2013 totaled $209.7 million compared to $278.4 million at December 31, 2012. Excluding covered loans, the provision for loan losses for the year ended December 31, 2013 was $124.2 million compared to $60.1 million for the year ended December 31, 2012. The increase in provision for loan losses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to loan growth during 2013 in the commercial, financial and agricultural, residential real estate, and consumer portfolios. Offsetting the increase attributable to loan growth was improving credit quality in the real estate-construction and commercial real estate-mortgage portfolios. Net charge-offs excluding covered loans for the year ended December 31, 2013 were $211.5 million, which represented an $88.5 million decrease from the year ended December 31, 2012.
Noninterest income was $854.8 million, an increase of $4.7 million compared to the year ended December 31, 2012. The increase in noninterest income was largely attributable to an increase of $18.5 million in investment securities gains and a $61.5 million increase in other noninterest income. The increase in other noninterest income principally resulted from an increase in net gains and losses on the sales and write downs of OREO due to stabilizing real estate values and an increase in revenues from the Company's broker dealer. These increases were offset by a $33.3 million decrease in service charges on deposit accounts, a $15.4 million decrease in mortgage banking income and a $16.6 million decrease in gains on prepayment of FHLB and other borrowings.
Noninterest expense was $2.2 billion for the year ended December 31, 2013, a decrease of $152.7 million compared to December 31, 2012. The lower level of noninterest expense was primarily attributable to a $105.3 million decrease in FDIC indemnification expense, a $31.1 million decrease in amortization of intangibles, a $45.5 million decrease in FDIC insurance expense and a $34.7 million decrease in other noninterest expense principally resulting from a reduction in credit related costs. The decline in these noninterest expense categories was partially offset by a $34.6 million increase in equipment expense and a $15.1 million increase in professional services.
Income tax expense was $170.8 million for the year ended December 31, 2013 compared to $219.7 million for the year ended December 31, 2012. This resulted in an effective tax rate of 28.9% for 2013 and a 31.4% effective tax rate for 2012.
Certain key credit quality metrics continued to show improvement during the year ended December 31, 2013. Specifically, nonperforming assets excluding covered assets were $486.3 million at December 31, 2013, a decrease of $318.1 million compared to December 31, 2012. At the same time, past due loans declined slightly during 2013.
The Company's total assets at December 31, 2013 were $72.0 billion, up slightly from December 31, 2012 levels. Total loans excluding loans held for sale were $50.7 billion at December 31, 2013, an increase of $5.7 billion or 12.6% from year-end December 31, 2012 levels. The growth in loans was primarily due to increases in commercial loans, residential mortgages and indirect auto lending. Deposits increased $2.8 billion or 5.4% compared to December 31, 2012, driven by transaction accounts which increased 7.4% fueled by savings and money market growth. Noninterest bearing demand deposits increased 6.5% despite the expiration at December 31, 2012, of a provision from the Dodd-Frank Act which provided temporary unlimited deposit insurance coverage on noninterest bearing deposits. Certificates and other time deposits decreased 0.9% at December 31, 2013 compared to December 31, 2012 primarily as a result of a decrease in certificates of deposits over $100,000.
Total shareholders' equity at December 31, 2013 was $11.5 billion, an increase of $404.2 million compared to December 31, 2012.
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) income taxes and (4) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Allowance for Loan Losses: Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. Accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.
Estimates for the allowance for loan losses are determined by analyzing historical losses, historical migration to charge-off experience, current trends in delinquencies and charge-offs, the results of regulatory examinations and changes in the size, composition and risk assessment of the loan portfolio. Also included in management’s estimate for the allowance for loan losses are considerations with respect to the impact of current economic events. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which the Company conducts business.
While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
A detailed discussion of the methodology used in determining the allowance for loan losses is included in Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements.
Fair Value of Financial Instruments: A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include investment securities available for sale, trading account assets and liabilities, loans held for sale, mortgage servicing assets, and derivative assets and liabilities. Periodically, the estimation of fair value also affects investment securities held to maturity when it is determined that an impairment write-down is other than temporary. Fair value determination is also relevant for certain other assets such as other real estate owned, which is recorded at the lower of the recorded balance or fair value, less estimated costs to sell. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and impaired loans.
Fair value is generally based upon quoted market prices, when available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market based parameters as inputs. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as other unobservable parameters. Any such valuation adjustments are applied consistently over time. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

See Note 20, Fair Value of Financial Instruments, in the Notes to the Consolidated Financial Statements for a detailed discussion of determining fair value, including pricing validation processes.
Income Taxes: The Company’s income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated taxes due. The calculation of each component of the Company’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any tax positions under evaluation. Management closely monitors tax developments on both the federal and state level in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments used in determining the income tax provision and records adjustments as necessary.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 19, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information.
Goodwill Impairment: It is the Company’s policy to assess goodwill for impairment at the reporting unit level on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.
Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, the Company engages an independent valuation expert to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. This assessment utilizes a blend of income and market based valuation methodologies.
The impairment testing process conducted by the Company begins by assigning net assets and goodwill to each reporting unit. The Company then completes step one of the impairment test by comparing the fair value of each reporting unit with the recorded book value of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and step two of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the implied fair value of goodwill attributable to each reporting unit to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; an entity allocates the fair value determined in step one for the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The computation of the fair value estimate is based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculation would result in significant differences in the results of the impairment test. See Note 8, Goodwill and Other Acquired Intangible Assets, in the Notes to the Consolidated Financial Statements for a detailed discussion of the impairment testing process.
Analysis of Results of Operations
Consolidated net income (loss) attributable to shareholder totaled $417.8 million, $476.9 million, and $(1.7) billion for 2013, 2012 and 2011, respectively. The Company’s 2013 results reflected an increase in provision for loan losses resulting from loan growth. During 2013, the Company also experienced lower net interest income as a result of lower earning asset yields brought about from an extended period of historically low interest rates and subsequently lower yielding reinvestment opportunities. The 2011 net loss included a $2.0 billion goodwill impairment charge.

Net Interest Income and Net Interest Margin
Net interest income is the principal component of the Company’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as changes in the volume and mix of earning assets and interest bearing liabilities can impact net interest income. The following discussion of net interest income is presented on a fully taxable equivalent basis, unless otherwise noted, to facilitate performance comparisons among various taxable and tax-exempt assets.
2013 compared to 2012
Net interest income totaled $2.0 billion in 2013 compared to $2.2 billion in 2012. The decrease in net interest income was driven by lower yields on earning assets, particularly loans and investment securities available for sale, as well as higher funding costs primarily associated with interest bearing deposits and FHLB and other borrowings.
Net interest income on a fully taxable equivalent basis totaled $2.1 billion in 2013 compared with $2.3 billion in 2012. Net interest income on a fully taxable equivalent basis decreased 8% in 2013 compared to 2012. The decrease in net interest income was primarily driven by lower interest earning asset yields, which decreased 62 basis points compared to 2012.
Net interest margin was 3.62% in 2013 compared to 4.23% in 2012. The decline in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans.
The fully taxable equivalent yield for 2013 for the loan portfolio was 4.48% compared to 5.14% for the prior year. The yield on non-covered loans for 2013 was 3.88% compared to 4.21% for 2012. The 33 basis point decrease was primarily due to a higher volume of new loans originated at lower rates. The yield on covered loans for 2013 was 34.01% compared to 28.93% for 2012. The increase was primarily due to a lower average covered loan balance and increased cash flow estimates on covered loans resulting from improved loss expectations.
The fully taxable equivalent yield on the total investment securities portfolio was 2.29% for the year ended December 31, 2013, compared to 2.79% for the prior year. The decrease of 50 basis points was primarily due to lower yields on investment securities purchased during the period.
The average rate paid on interest bearing deposits was 0.56% for both 2013 and 2012.
The average rate on FHLB and other borrowings during 2013 was 1.55% compared to 1.47% for the prior year. This increase was primarily due to higher rates paid on FHLB advances that were modified to extend the maturity of the advances in the second quarter of 2012.
2012 compared to 2011
Net interest income totaled $2.2 billion in 2012 compared with $2.3 billion in 2011. Net interest income on a fully taxable equivalent basis totaled $2.3 billion in 2012, a 3.7% decrease compared with $2.4 billion in 2011. The decrease in net interest income and net interest income on a fully taxable equivalent basis was primarily driven by lower interest earning asset yields, which decreased 57 basis points compared to 2011.
Net interest margin was 4.23% in 2012 compared to 4.73% in 2011. The decline in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans, partially offset by a decrease in rates paid on interest bearing liabilities.
The fully taxable equivalent yield for 2012 for the loan portfolio was 5.14% compared to 5.75% for the prior year. The fully taxable equivalent yield for the year ended December 31, 2012 for non-covered loans was 4.21% compared to 4.54% for the prior year. The 33 basis point decrease was primarily due to a higher volume of new loans originated at lower rates. The annualized yield for the year ended December 31, 2012 for covered loans was 28.93% compared to 20.08% for the prior year. The increase was primarily due to a lower average covered loan balance and increased cash flow estimates on covered loans resulting from improved loss expectations.

The fully taxable equivalent yield on the total investment securities portfolio was 2.79% for the year ended December 31, 2012, compared to 3.23% for the prior year. The decrease is primarily due to a higher volume of lower yielding investment securities available for sale.
The average rate paid on interest bearing deposits decreased to 0.56% during 2012 from 0.66% during 2011. This improvement was a result of lower rates on certificates and other time deposits.
The average rate on FHLB and other borrowings during 2012 was 1.47%, a decrease of 31 basis points compared to the prior year. This reduction was primarily due to the replacement of higher cost FHLB advances with lower cost FHLB advances during 2012.

The following tables set forth the major components of net interest income and the related annualized yields and rates for 2013, 2012, and 2011, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.
Table 3 Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$47,004,185	$1,824,747	3.88%	$42,456,284	$1,787,158	4.21%	$37,812,643	$1,715,802	4.54%
Covered loans	955,664	324,984	34.01	1,662,272	480,919	28.93	3,186,139	639,644	20.08
Total loans (1) (2) (3)	47,959,849	2,149,731	4.48	44,118,556	2,268,077	5.14	40,998,782	2,355,446	5.75
Investment securities – AFS (tax exempt) (3)	467,361	20,994	4.49	266,046	15,755	5.92	303,522	18,172	5.99
Investment securities – AFS (taxable)	7,994,863	164,630	2.06	7,868,648	210,084	2.67	7,305,578	231,023	3.16
Total investment securities – AFS	8,462,224	185,624	2.19	8,134,694	225,839	2.78	7,609,100	249,195	3.27
Investment securities – HTM (tax exempt) (3)	1,195,738	36,767	3.07	1,006,818	32,712	3.25	791,741	24,956	3.15
Investment securities – HTM (taxable)	344,207	6,700	1.95	409,384	8,116	1.98	472,393	12,807	2.71
Total investment securities - HTM	1,539,945	43,467	2.82	1,416,202	40,828	2.88	1,264,134	37,763	2.99
Trading account securities (3)	108,037	2,979	2.76	77,962	2,399	3.08	37,941	1,460	3.85
Other (4)	29,326	192	0.65	19,518	230	1.18	28,761	149	0.52
Total earning assets	58,099,381	2,381,993	4.10	53,766,932	2,537,373	4.72	49,938,718	2,644,013	5.29
Noninterest earning assets:
Cash and due from banks	4,094,403			3,919,156			2,919,956
Allowance for loan losses	(752,801)			(964,101)			(1,112,845)
Net unrealized gain (loss) on investment securities available for sale	98,432			241,651			187,514
Other noninterest earning assets	8,770,222			9,505,177			11,801,134
Total assets	$70,309,637			$66,468,815			$63,734,477
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$6,824,450	11,377	0.17	$6,324,500	10,192	0.16	$6,333,278	9,489	0.15
Savings and money market accounts	19,137,539	71,860	0.38	16,918,633	67,991	0.40	15,322,550	59,424	0.39
Certificates and other time deposits	11,886,386	128,600	1.08	11,340,316	114,176	1.01	11,519,132	149,795	1.30
Foreign office deposits	118,644	263	0.22	112,176	285	0.25	98,743	249	0.25
Total interest bearing deposits	37,967,019	212,100	0.56	34,695,625	192,644	0.56	33,273,703	218,957	0.66
FHLB and other borrowings	4,269,521	66,275	1.55	4,478,136	66,014	1.47	3,249,709	57,892	1.78
Federal funds purchased and securities sold under agreements to repurchase	979,759	2,082	0.21	1,226,301	2,783	0.23	1,657,849	3,828	0.23
Other short-term borrowings	12,739	118	0.93	15,618	113	0.72	51,226	48	0.09
Total interest bearing liabilities	43,229,038	280,575	0.65	40,415,680	261,554	0.65	38,232,487	280,725	0.73
Noninterest bearing deposits	14,586,725			13,854,155			12,242,362
Other noninterest bearing liabilities	1,156,486			1,292,857			994,306
Total liabilities	58,972,249			55,562,692			51,469,155
Shareholder’s equity	11,337,388			10,906,123			12,265,322
Total liabilities and shareholder’s equity	$70,309,637			$66,468,815			$63,734,477
Net interest income/net interest spread		$2,101,418	3.45%		$2,275,819	4.07%		$2,363,288	4.56%
Net interest margin			3.62%			4.23%			4.73%
Taxable equivalent adjustment		$58,737			$45,837			$34,239
Net interest income		$2,042,681			$2,229,982			$2,329,049

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

Table 4 Volume and Yield/ Rate Variances (1)

	2013 compared to 2012			2012 compared to 2011
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Non-covered loans	$182,815	$(145,226)	$37,589	$201,120	$(129,764)	$71,356
Covered loans	(229,816)	73,881	(155,935)	(376,131)	217,406	(158,725)
Total loans	(47,001)	(71,345)	(118,346)	(175,011)	87,642	(87,369)
Total investment securities available for sale	11,122	(51,337)	(40,215)	18,303	(41,659)	(23,356)
Total investment securities held to maturity	4,406	(1,767)	2,639	5,411	(2,346)	3,065
Trading account securities	849	(269)	580	1,281	(342)	939
Other (2)	88	(126)	(38)	(60)	141	81
Total earning assets	$(30,536)	$(124,844)	$(155,380)	$(150,076)	$43,436	$(106,640)

Interest expense on:
Interest bearing demand deposits	$825	$360	$1,185	$(13)	$716	$703
Savings and money market accounts	7,746	(3,877)	3,869	6,356	2,211	8,567
Certificates and other time deposits	5,656	8,768	14,424	(2,750)	(32,869)	(35,619)
Foreign office deposits	18	(40)	(22)	34	2	36
Total interest bearing deposits	14,245	5,211	19,456	3,627	(29,940)	(26,313)
FHLB and other borrowings	(1,893)	2,154	261	14,940	(6,818)	8,122
Federal funds purchased and securities sold under agreements to repurchase	(533)	(168)	(701)	(980)	(65)	(1,045)
Other short-term borrowings	(10)	15	5	(7)	72	65
Total interest bearing liabilities	11,809	7,212	19,021	17,580	(36,751)	(19,171)
Increase (decrease) in net interest income	$(42,345)	$(132,056)	$(174,401)	$(167,656)	$80,187	$(87,469)

(1)
The change in interest not solely due to volume or yield/rate is allocated to the volume column and yield/rate column in proportion to their relationship of the absolute dollar amounts of the change in each.

(2)	Includes federal funds sold, securities purchased under agreement to resell, interest bearing deposits, and other earning assets.
Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
2013 compared to 2012
In 2013, the Company recorded $107.5 million of provision for loan losses compared to $29.5 million of provision for loan losses for 2012. Excluding covered loans, provision for loan losses for 2013 was $124.2 million compared to $60.1 million for 2012. The increase in the provision for loan losses during 2013 was primarily attributable to loan growth during 2013 in the commercial, financial and agricultural, residential real estate, and consumer portfolios. Offsetting the increase attributable to loan growth was improving credit quality in the real estate-construction and commercial real estate- mortgage portfolios. The Company recorded net charge-offs of $209.7 million during 2013 compared to $278.4 million during 2012. Net charge-offs were 0.44% of average loans for 2013 compared to 0.63% of average loans for 2012.
2012 compared to 2011
In 2012, the Company recorded $29.5 million of provision for loan losses compared to $428.6 million of provision for loan losses for 2011. Excluding covered loans, provision for loan losses for 2012 was $60.1 million compared to

$416.6 million for 2011. The decrease in the provision for loan losses during 2012 was primarily due to improving credit trends, particularly in the real estate - construction and commercial real estate - mortgage portfolios. The Company recorded net charge-offs of $278.4 million during 2012 compared to $485.9 million during 2011. Net charge-offs were 0.63% of average loans for 2012 compared to 1.19% of average loans for 2011.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures.
Noninterest Income
Noninterest income consists of revenues generated from a broad range of financial services and activities, including fee-based services, profits and commissions earned through securities and insurance sales and corporate and correspondent investment sales. In addition, gains and losses realized from the sale of investment portfolio securities and gains on prepayment of FHLB and other borrowings are included in noninterest income.
The following table provides a breakdown of noninterest income.
Table 5 Noninterest Income

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Service charges on deposit accounts	$221,413	$254,675	$250,332
Card and merchant processing fees	102,189	101,540	153,804
Retail investment sales	97,276	97,504	108,767
Asset management fees	40,939	37,848	39,160
Corporate and correspondent investment sales	35,674	38,014	3,126
Mortgage banking income	35,399	50,759	13,958
Bank owned life insurance	17,747	20,335	21,115
Insurance commissions	753	9,469	27,367
Investment securities gains, net	31,371	12,832	50,078
Gain on prepayment of FHLB and other borrowings	21,775	38,359	5,351
Other	250,254	188,713	180,155
Total noninterest income	$854,790	$850,048	$853,213
2013 compared to 2012
Noninterest income was $854.8 million for the year ended December 31, 2013, which increased slightly from the $850.0 million reported for the year ended December 31, 2012. The increase in total noninterest income was due primarily to an increase in investment securities gains and other noninterest income which were partially offset by decreases in service charges on deposit accounts, mortgage banking income, bank owned life insurance, insurance commissions and gain on prepayment of FHLB and other borrowings.
Service charges on deposit accounts were $221.4 million in 2013, compared to $254.7 million in 2012. Service charges on deposit accounts represent the Company's largest category of noninterest revenue. The decrease in service charges on deposit accounts was due to a declining number of demand deposit accounts, customers maintaining higher balances resulting in fewer fees, and modified customer behavior to avoid fees.
Card and merchant processing fees represent income related to customers’ utilization of their debit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $102.2 million in 2013, a slight increase of $649 thousand, compared to 2012.
Retail investment sales income is primarily comprised of mutual fund and annuity sales income.  Income from retail investment sales was $97.3 million in 2013, relatively unchanged from the $97.5 million in 2012.

Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased slightly to $35.7 million in 2013 from $38.0 million in 2012.
Mortgage banking income for the year ended December 31, 2013 was $35.4 million compared to $50.8 million in 2012. Mortgage banking income in 2013 included $48.3 million of origination fees and gains on sales of mortgage loans as well as losses of $12.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2012 included $43.8 million of origination fees and gains on sales of mortgage loans and income of $8.1 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income in 2013 compared to 2012 was primarily driven by compressed margins in 2013 relative to 2012 due to declines in refinancing activity caused by an increase in interest rates on mortgages. Offsetting the impact of the compressed margins in 2013 was an increase in mortgage production volume, which increased approximately 4.3% compared to 2012.

BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI income decreased by $2.6 million in 2013 compared $20.3 million in 2012. The decrease was attributable to a decline in crediting rates on certain policies held by the Company.
Insurance commissions decreased to $753 thousand in 2013 compared to $9.5 million in 2012 due to the sale of the commercial property and casualty insurance agency business unit during April 2012. Refer to Note 2, Acquisition and Disposition Activities, in the Notes to the Consolidated Financial Statements for additional disclosures.
Investment securities gains, net increased to $31.4 million in 2013 compared to $12.8 million in 2012. During 2013, the Company sold $1.1 billion of available for sale securities compared to $541 million during 2012. Higher securities gains during 2013 were attributable to the higher volumes of securities sales.
The Company recognized a gain of $21.8 million in 2013 related primarily to the partial extinguishment of the Company’s subordinated debentures. Refer to Note 11, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements for additional disclosures related to the partial extinguishment.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, investment services and foreign exchange fees. The gain (loss) associated with the sale of fixed assets and gains and losses on the sales and write downs of OREO is also included in other income. For the year ended December 31, 2013, other income increased by $61.5 million principally from the change in net gains and losses on the sales and write downs of OREO, which increased $29.3 million due to stabilizing real estate values. Other miscellaneous fees increased $16 million along with an increase of $7.4 million in credit fee income.
2012 compared to 2011
Noninterest income was $850.0 million for the year ended December 31, 2012, which remained relatively unchanged from the $853.2 million reported for the year ended December 31, 2011. The slight decline in total noninterest income was due primarily to a decrease in card and merchant processing fees, insurance commissions, and investment securities gains which were partially offset by increases in corporate and correspondent investment sales, mortgage banking income, and gain on prepayment of FHLB and other borrowings.
Service charges on deposit accounts were $254.7 million in 2012, compared to $250.3 million in 2011. Service charges on deposit accounts represented the Company's largest category of noninterest revenue.
Card and merchant processing fees represent income related to customers’ utilization of their debit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $101.5 million in 2012, representing a decline of $52.3 million compared to 2011. The decline in card and merchant processing fees was primarily due to the impact of the Durbin Amendment to the Dodd-Frank Act which was implemented on October 1, 2011 and limited the fees banks could charge on debit cards.

Retail investment sales income is primarily comprised of mutual fund and annuity sales income.  Income from retail investment sales decreased to $97.5 million in 2012 from $108.8 million in 2011.  The decrease was driven by a decrease in annuity sales fees during 2012 which was partially offset by an increase in mutual fund fees.
Mortgage banking income for the year ended December 31, 2012 was $50.8 million compared to $14.0 million for the year ended December 31, 2011. Mortgage banking income for the year ended December 31, 2012 included $43.8 million of origination fees and gains on sales of mortgage loans, an increase of $29.5 million compared to 2011. The increase in origination fees and gains on sales of mortgage loans was driven by a 101% increase in mortgage production during 2012, due to an increase in refinance activity as well as an increase in sale margins. Mortgage banking income for the year ended December 31, 2012 also included approximately $8.1 million in income related to fair value adjustments related to mortgage loans held for sale, mortgage related derivatives and MSRs, compared to $5.6 million during 2011.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $38.0 million in 2012 from$3.1 million in 2011. This increase was attributable to increases in swap and bond sales due to increased activity during the year 2012 compared to 2011.
Insurance commissions decreased to $9.5 million in 2012 compared to $27.4 million in 2011 due to the sale of the commercial property and casualty insurance agency business unit in April 2012. Refer to Note 2, Acquisition and Disposition Activities, in the Notes to the Consolidated Financial Statements for additional disclosures related to such sale.
Investment securities gains, net decreased to $12.8 million in 2012 compared to $50.1 million in 2011. During 2012, the Company sold $541 million of available for sale securities compared to $968 million during 2011.
The Company recognized a gain of $38.4 million in 2012 related to the partial extinguishment of the Company’s outstanding subordinated debentures. Refer to Note 11, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements for additional disclosures related to the partial extinguishment.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, investment services and foreign exchange fees. The gain (loss) associated with the sale of fixed assets and gains and losses on the sales and write downs of OREO is also included in other income. For the year ended December 31, 2012, other income increased principally from an increase of $8.3 million in net gains and losses on the sales and write downs of OREO due to stabilizing real estate values compared to the same period in 2011.

Noninterest Expense
The following table provides a breakdown of noninterest expense.
Table 6 Noninterest Expense

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Salaries, benefits and commissions	$1,005,244	$1,003,010	$1,005,276
FDIC indemnification expense	267,159	372,496	358,486
Equipment	208,059	173,459	151,225
Professional services	191,402	176,266	163,768
Net occupancy	157,737	153,429	153,703
Amortization of intangibles	60,691	91,746	108,336
FDIC insurance	41,421	86,925	121,145
Marketing	37,352	28,233	30,253
Communications	25,965	30,349	31,876
Goodwill impairment	—	—	2,003,800
Total securities impairment	3,864	987	3,546
Other	200,281	234,947	261,404
Total noninterest expense	$2,199,175	$2,351,847	$4,392,818
2013 compared to 2012
Noninterest expense was $2.2 billion for the year ended December 31, 2013, a decrease of $152.7 million compared to the year ended December 31, 2012. The decline in total noninterest expense for 2013 is attributable to a decrease in FDIC indemnification expense, amortization of intangibles, FDIC insurance, communications and other noninterest expenses which were partially offset by increases in professional services fees, equipment, marketing and total securities impairment.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to pension and other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.0 billion in 2013, relatively unchanged from 2012.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset stemming from changes in credit expectations of covered loans, was $267.2 million in 2013 compared to $372.5 million in 2012. The decrease in 2013 was driven by changes in credit quality of the covered loan portfolio as well as changes in the expected cash flows of covered loans. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for further details.
Equipment expense increased by $34.6 million in 2013 due primarily to increases in software amortization of approximately $26.5 million and hardware depreciation of $5.1 million related to the Company's implementation of a new core banking platform as well as several other IT projects implemented during 2013.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $15.1 million in 2013 to $191.4 million compared to 2012.
Amortization expense decreased by $31.1 million in 2013 due to a lower level of intangible assets in 2013 compared to 2012.

FDIC insurance decreased by $45.5 million in 2013 as a result of revisions to the FDIC's guidance for calculating the assessment and also due to improvements in the earnings, credit quality and liquidity factors used to calculate the assessment.
Marketing expense increased by $9.1 million in 2013, primarily due to an increase in advertising expense during 2013.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and OREO expenses. Other noninterest expense decreased in 2013 to $200.3 million compared to $234.9 million in 2012 due in part to an overall decrease in expenses related to OREO which decreased by $9.4 million. In addition, the provision for unfunded commitments decreased by $33.9 million due to the improvement in credit quality.
2012 compared to 2011
Noninterest expense was $2.4 billion for the year ended December 31, 2012, a decrease of $2.0 billion compared to the year ended December 31, 2011. The decline in total noninterest expense for 2012 is attributable to a goodwill impairment charge recorded in 2011.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to pension and other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.0 billion in 2012, relatively unchanged from 2011.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset stemming from changes in credit expectations of covered loans, was $372.5 million in 2012 compared to $358.5 million in 2011. The increase in 2012 was due to continued improvements in the credit quality or cash flows of the loans acquired. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for further details.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $12.5 million in 2012 to $176.3 million compared to 2011. The increase in professional services expense was driven by increases of approximately $27.2 million related to consulting, outsourcing and contractor services during 2012 and was partially offset by decreases of approximately $9.2 million related to temporary help and recruiting.
Equipment expense increased by $22.2 million in 2012 which was driven by an increase in software amortization related to several IT projects implemented during 2012.
FDIC insurance decreased by $34.2 million in 2012 as a result of improvements in the earnings, credit quality and liquidity factors used to calculate the assessment.
The Company evaluates on an annual basis potential impairment of goodwill. The 2011 annual test indicated a goodwill impairment of $810.5 million within the Retail Banking reporting unit, $640.1 million within the Commercial Banking reporting unit, $285.8 million within the former Wealth Management reporting unit, $249.4 million within the Corporate and Investment Banking reporting unit and $18.0 million within the Insurance reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $2.0 billion in 2011. Economic and industry conditions, volatility in the market capitalization of U.S. banks, and management's downward revisions to projections resulted in the fair value of the Company's then identified reporting units (Retail Banking, Commercial Banking, Wealth Management, Corporate and Investment Banking, and Insurance) being less than the reporting units respective carrying values. Step two of the Company's 2011 goodwill impairment test resulted in goodwill impairment of $2.0 billion within all of its then identified reporting units, including: Retail Banking – $810.5 million, Commercial Banking – $640.1 million, Wealth Management – $285.8 million, Corporate and Investment Banking - $249.4 million and Insurance – $18.0 million. The goodwill impairment charge is a non-cash item which does not have an adverse impact on regulatory capital or liquidity. Refer to "Critical Accounting Policies" in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Goodwill and Other Acquired Intangible Assets, in the Notes to the Consolidated Financial Statements for further details.

Other expenses represent postage, supplies, subscriptions, credit related costs and OREO expenses. Other expenses decreased in 2012 to $234.9 million compared to $261.4 million in 2011 due in part to an overall decrease in expenses related to OREO which decreased by $15.9 million in 2012 compared to 2011.
Income Tax Expense
The Company’s income tax expense totaled $170.8 million, $219.7 million and $98.2 million for 2013, 2012, and 2011, respectively. The effective tax rate was 28.9%, 31.4%, and (6.0)% for 2013, 2012 and 2011, respectively. Income tax expense in 2013 decreased from 2012 due to the decrease in net income (loss) before income tax expense as compared to 2012. Income tax expense in 2012 increased from 2011 due to the increase in net income (loss) before income tax expense as compared to 2011. Refer to Note 19, Income Taxes, in the Notes to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.
Business Segment Results
The Company's operations are divided into five reportable business segments. Refer to Note 23, Segment Information, in the Notes to the Consolidated Financial Statements herein for additional disclosures related to the Company's operating segments, the internal accounting and reporting practices used to manage these segments and financial disclosures for these segments.
Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections above.
2013 compared to 2012
Wealth and Retail Banking
Wealth and Retail Banking reported net income of $162.2 million for the year ended December 31, 2013 compared to net income of $149.0 million for the same period in 2012. The increase in net income was due to higher net interest income and lower allocated provision for loan losses, partially offset by a decrease in noninterest income and higher noninterest expense.
Net interest income was $1.1 billion, an increase of $50.6 million compared to the same period in 2012. The increase was driven by higher average loans, partially offset by higher average deposit balances and the impact of smaller loan spreads.
Allocated provision for loan losses was $117.9 million, a decrease of $16.3 million, compared to the same period in 2012. The decrease was primarily driven by improving credit trends offset by loan growth.
Total noninterest income was $552.7 million, a decrease of $16.2 million, compared to the same period in 2012. The decrease was primarily driven by the decrease in service charges on deposit accounts.
Total noninterest expense was $1.3 billion, an increase of $29.6 million, compared to the same period in 2012. The increase was primarily driven by corporate overhead allocations.
Commercial Banking
Commercial Banking reported net income of $451.3 million for the year ended December 31, 2013, an increase of $2.3 million compared to the same period in 2012. The increase in net income was due to higher noninterest income as well as lower noninterest expense partially offset by lower allocated benefit for loan losses and lower net interest income.
Net interest income was $963.2 million, a decrease of $2.3 million compared to the same period in 2012. The decrease was driven by the impact of lower loan spreads and higher deposit balances offset by higher average loan balances.
Allocated benefit for loan losses was $32.5 million compared to allocated benefit for loan losses of $114.0 million for the same period in 2012. The decrease was primarily attributable to loan growth.

Total noninterest income was $185.8 million, an increase of $52.7 million compared to the same period in 2012. The increase was driven by higher net gains and losses on the sales and write downs of OREO due to stabilizing real estate values compared to 2012.
Total noninterest expense was $462.4 million, a decrease of $34.8 million compared to the same period in 2012. The decrease was primarily driven by corporate overhead allocations and a decrease in FDIC insurance.
Corporate and Investment Banking
Corporate and Investment Banking reported net income of $40.6 million for the year ended December 31, 2013, an increase of $4.0 million compared to the same period in 2012. The increase in net income was due to higher net interest income, higher noninterest income and lower noninterest expense, partially offset by higher allocated provision for loan losses.
Net interest income was $65.6 million, an increase of $8.6 million compared to the same period in 2012. The increase was driven by higher average loan balances offset by higher average deposit balances.
Allocated provision for loan losses was $5.5 million, a decrease of $167 thousand compared to the same period in 2012. The decrease was primarily driven by improvements in credit quality.
Total noninterest income was $128.9 million, an increase of $18.7 million, compared to the same period in 2012. The increase was primarily driven by higher investment banking and advisory fees in the current period compared to 2012.
Total noninterest expense was $124.4 million, an increase of $21.2 million compared to the same period in 2012. The increase was driven primarily by higher salaries and benefits and professional services.
Treasury
Treasury reported net income of $14.9 million for the year ended December 31, 2013, compared to net income of $39.7 million in the same period in 2012. The decrease in net income was due to lower net interest income and lower noninterest income, partially offset by lower noninterest expense.
Net interest expense was $35.4 million for the year ended December 31, 2013, compared to net interest income of $4.6 million in the same period in 2012. The decrease in net interest income is primarily due to a decrease in interest income on securities due to lower reinvestment yields on maturing securities within investment securities available for sale.
Total noninterest income was $76.7 million, relatively unchanged compared to the same period in 2012.
Total noninterest expense was $17.7 million, a decrease of $861 thousand compared to the same period in 2012. The decrease was driven by corporate overhead allocations in addition to lower FDIC insurance expense.
Corporate Support and Other
Corporate Support and Other includes activities that are not directly attributable to the operating segments, for example, the activities of the Parent and corporate support functions that are not directly attributable to a strategic business segment. Corporate Support and Other also includes activities associated with assets and liabilities of Guaranty Bank acquired by the Company in 2009 and the related FDIC indemnification asset.
For the year ended December 31, 2013, noninterest expense was $302.7 million compared to $470.5 million for the year ended December 31, 2012. Noninterest expense for the year ended December 31, 2013 was primarily comprised of $267.2 million of FDIC indemnification expense. The remaining noninterest expense of $35.5 million related to salaries and benefits expense, net occupancy expense, amortization of intangibles, and other miscellaneous expense. Noninterest expense for the year ended December 31, 2012 was primarily comprised of $372.5 million of FDIC indemnification expense. The remaining noninterest expense of $98.0 million related to amortization of intangibles, salaries and benefits expense, net occupancy expense, and other miscellaneous expenses.

2012 compared to 2011
Wealth and Retail Banking
Wealth and Retail Banking reported net income of $149.0 million for the year ended December 31, 2012 compared to net income of $72.5 million for the same period in 2011. The increase in net income was due to higher net interest income and lower allocated provision for loan losses, partially offset by a decrease in noninterest income and higher noninterest expense.
Net interest income was $1.1 billion, an increase of $54.1 million compared to the same period in 2011. The increase was driven by higher average loans, partially offset by higher average deposit balances and the impact of smaller loan spreads.
Allocated provision for loan losses was $134.2 million, a decrease of $113.5 million compared to the same period in 2011. The decrease was primarily driven by improving credit trends within the Company's retail portfolio.
Total noninterest income was $568.9 million, a decrease of $22.3 million compared to the same period in 2011. The decrease was primarily driven by lower card and merchant processing fees and retail investment sales.
Total noninterest expense was $1.3 billion, an increase of $23.3 million compared to the same period in 2011. The increase was primarily driven by corporate overhead allocations.
Commercial Banking
Commercial Banking reported net income of $448.9 million for the year ended December 31, 2012, an increase of $237.6 million compared to the same period in 2011. The increase in net income was due to higher net interest income and noninterest income as well as lower allocated provision for loan losses partially offset by higher noninterest expense.
Net interest income was $965.5 million, an increase of $67.1 million compared to the same period in 2011. The increase was driven by higher average loan balances offset by the impact of lower loan spreads.
Allocated benefit for loan losses was $114.0 million compared to allocated provision for loan losses of $167.3 million for the same period in 2011. The decrease was driven by credit quality improvements in the real estate - construction and commercial - real estate mortgage portfolios.
Total noninterest income was $133.1 million, an increase of $38.5 million compared to the same period in 2011. The increase was driven by higher net gains and losses on the sales and write downs of OREO due to stabilizing real estate values compared to 2011.
Total noninterest expense was $497.2 million, an increase of $8.2 million compared to the same period in 2011. The increase was primarily driven by corporate overhead allocations and an increase in salaries and benefits.
Corporate and Investment Banking
Corporate and Investment Banking reported net income of $36.6 million for the year ended December 31, 2012, an increase of $11.0 million compared to the same period in 2011. The increase in net income was due to higher net interest income, higher noninterest income and lower noninterest expense, partially offset by higher allocated provision for loan losses.
Net interest income was $57.0 million, an increase of $4.9 million compared to the same period in 2011. The increase was driven by higher average loan balances offset by higher average deposit balances.
Allocated provision for loan losses was $5.6 million, an increase of $3.3 million compared to the same period in 2011. The increase was primarily driven by loan growth in the current period compared to 2011.
Total noninterest income was $110.2 million, an increase of $1.8 million compared to the same period in 2011. The increase was driven by higher referral income and partnership income.
Total noninterest expense was $103.2 million, a decrease of $14.0 million compared to the same period in 2011. The decrease was driven primarily by corporate overhead allocations.

Treasury
Treasury reported net income of $39.7 million for the year ended December 31, 2012, a decrease of $20.6 million compared to the same period in 2011. The decrease in net income was due to lower net interest income, partially offset by higher noninterest income and lower noninterest expense.
Net interest income was $4.6 million, a decrease of $38.4 million compared to the same period in 2011. The decrease in net interest income is primarily due to a decrease in interest income on securities due to lower reinvestment yields on maturing securities within investment securities available for sale.
Total noninterest income was $77.1 million, an increase of $1.6 million compared to the same period in 2011. The increase was driven by higher corporate and correspondent investment sales.
Total noninterest expense was $18.5 million, a decrease of $3.9 million compared to the same period in 2011. The decrease was driven by corporate overhead allocations in addition to lower securities impairment charges.
Corporate Support and Other
Corporate Support and Other includes activities that are not directly attributable to the operating segments, for example, the activities of the Parent and corporate support functions that are not directly attributable to a strategic business segment. Corporate Support and Other also includes activities associated with assets and liabilities of Guaranty Bank acquired by the Company in 2009 and the related FDIC indemnification asset.
For the year ended December 31, 2012, noninterest expense was $470.5 million compared to $2.5 billion for the year ended December 31, 2011. Noninterest expense for the year ended December 31, 2012 was primarily comprised of $372.5 million of FDIC indemnification expense. The remaining noninterest expense of $98.0 million related to salaries and benefits expense, net occupancy expense, amortization of intangibles, and other miscellaneous expense. Noninterest expense for the year ended December 31, 2011 was primarily comprised of $358.5 million of FDIC indemnification expense and a $2.0 billion impairment charge to goodwill. Economic and industry conditions, volatility in the market capitalization of U.S. banks, and management's downward revisions to projections contributed to the goodwill impairment charge. The remaining noninterest expense of $141.5 million related to amortization of intangibles, salaries and benefits expense, net occupancy expense, and other miscellaneous expenses.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Investment Securities
The composition of the Company’s investment securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s investment securities are classified into one of three categories based upon management’s intent to hold the investment securities: (i) investment securities available for sale, (ii) investment securities held to maturity or (iii) trading account assets and liabilities.
For additional financial information regarding the Company’s investment securities, see Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements.

The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Table 7 Composition of Investment Securities Portfolio

	December 31,
	2013	2012	2011
	(In Thousands)
Investment securities available for sale (at fair value):
Debt securities:
U.S. Treasury and other U.S. government agencies	$260,937	$96,125	$122,296
Agency mortgage-backed securities	5,233,791	5,199,513	4,752,943
Agency collateralized mortgage obligations	1,756,398	1,722,825	2,164,532
States and political subdivisions	509,436	341,897	303,827
Other	40,333	130,222	122,275
Equity securities (1)	512,190	497,848	557,808
Total securities available for sale	$8,313,085	$7,988,430	$8,023,681
Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$145,989	$185,684	$231,256
Asset-backed securities	67,590	87,503	106,783
States and political subdivisions (2)	1,225,977	1,151,742	886,807
Other	79,640	83,000	80,327
Total securities held to maturity	$1,519,196	$1,507,929	$1,305,173
Total investment securities	$9,832,281	$9,496,359	$9,328,854

(1)	Includes $512 million, $498 million and $558 million at December 31, 2013, 2012 and 2011, respectively, of FHLB and Federal Reserve stock carried at par.

(2)	Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities at origination.
As of December 31, 2013, the securities portfolio included $8.3 billion in available for sale securities and $1.5 billion in held to maturity securities. Approximately 77% of the total securities portfolio was backed by government agencies or government-sponsored entities.
During 2013, the Company sold $1.1 billion of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $31.4 million. Mortgage-backed securities issued by government-sponsored entities represented 71% of the total securities portfolio at December 31, 2013. All of the mortgage-backed securities issued by government-sponsored entities were “AAA” rated, the highest rating possible by nationally recognized rating agencies.
The Company recognized $3.9 million in OTTI charges in 2013 compared to $987 thousand and $3.5 million in 2012 and 2011, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.

The maturities and weighted average yields of the investment securities available for sale and the investment securities held to maturity portfolios at December 31, 2013 are presented in the following table. Maturity data is calculated based on the next re-pricing date for securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Table 8 Investment Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$3,673	2.98%	$25,483	3.21%	$15,239	2.06%	$216,543	1.06%
Mortgage-backed securities	5,134	2.61	211,027	2.92	103,949	2.00	4,913,681	1.25
Collateralized mortgage obligations	—	—	4,956	3.76	104,332	2.15	1,647,110	1.50
States and political subdivisions	7,936	5.95	125,611	6.14	156,275	4.90	219,614	4.35
Other (1)	50	3.67	—	—	—	—	40,282	0.01
Equity securities	—	—	—	—	—	—	512,190	0.03
Total	$16,793	4.31%	$367,077	4.05%	$379,795	2.65%	$7,549,420	1.17%

Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$—	—%	$3,532	3.63%	$5,688	3.76%	$136,769	1.58%
Asset-backed securities	576	0.39	—	—	—	—	67,013	0.34
States and political subdivisions	95	5.57	310,663	1.62	278,588	1.86	636,632	2.16
Other	—	—	—	—	—	—	79,640	0.59
Total	$671	5.57%	$314,195	1.60%	$284,276	1.96%	$920,054	1.70%
Total securities	$17,464		$681,272		$664,071		$8,469,474

(1)	Equity securities are included in the maturing after ten years category.
Trading Account Assets and Liabilities
Securities carried in the Company’s trading account portfolio are primarily held for sale to institutional customers for their investment portfolios and generally are sold within 30 days of purchase. Interest rate floors, caps and swaps are sold to customers as protection against interest rate fluctuation and used as economic hedges for the Company. To mitigate the interest rate risk associated with the customer derivative contracts, the Company enters into offsetting derivative contract positions. The Company manages its credit risk of default by its corporate customers through credit limit approval and monitoring procedures. Both the derivative contracts entered into with the Company’s customers and the offsetting derivative positions are recorded at their estimated fair value. Market value changes on these derivative instruments are recognized in noninterest income in the period of change. The volume of activity is directly related to general market conditions and reactions to the changes in the interest rate environment.
The balance in the trading account assets portfolio decreased 41% from $546 million for the year ended December 31, 2012 to $320 million for the year ended December 31, 2013. The balance in the trading account assets portfolio decreased 11% from $612 million for the year ended December 31, 2011 to $546 million for the year ended December 31, 2012.
The balance in the trading account liabilities portfolio decreased 50% to $229 million for the year ended December 31, 2013, following an increase of 19% to $461 million for the year ended December 31, 2012.

The following table details the composition of the Company’s trading account assets and liabilities at December 31, 2013, 2012 and 2011.
Table 9 Trading Account Assets and Liabilities

	December 31,
	2013	2012	2011
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies	$24,655	$17,114	$501
Mortgage-backed securities	1,285	4,029	2,632
State and political subdivisions	2,160	3,744	2,411
Other equity securities	2	—	—
Interest rate contracts	262,578	431,765	439,474
Commodity contracts	23,132	80,004	162,403
Foreign exchange contracts	4,450	3,519	789
Other trading assets	1,668	5,605	3,308
Total trading account assets	$319,930	$545,780	$611,518

Trading account liabilities:
Mortgage-backed securities	$5,568	$3,763	$2,603
Interest rate contracts	200,899	377,655	397,122
Commodity contracts	18,373	75,842	166,024
Foreign exchange contracts	3,894	3,414	786
Other trading liabilities	23	—	—
Total trading account liabilities	$228,757	$460,674	$566,535
Lending Activities
Average loans and loans held for sale, net of unearned income, represented 82.5% of average interest-earnings assets at December 31, 2013, compared to 82.1% at December 31, 2012. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer-direct and consumer-indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The Loan Portfolio table presents the classifications of loans by major category at December 31, 2013, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2013, and an analysis of the rate structure for such loans with maturities greater than one year, excluding covered loans.
Table 10 Loan Portfolio

	2013	2012	2011	2010	2009
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$20,209,209	$16,980,957	$13,700,779	$10,637,446	$8,672,237
Real estate – construction	1,736,348	1,895,931	3,367,413	4,537,392	7,793,693
Commercial real estate – mortgage	9,106,329	7,707,548	7,235,458	7,103,237	7,132,983
Total commercial loans	$31,051,886	$26,584,436	$24,303,650	$22,278,075	$23,598,913
Consumer loans:
Residential real estate – mortgage	$12,706,879	$11,443,973	$9,669,114	$7,781,881	$5,385,976
Equity lines of credit	2,236,367	2,393,271	2,563,706	2,672,193	2,708,041
Equity loans	644,068	671,616	849,369	1,070,879	1,317,245
Credit card	660,073	625,395	582,244	534,375	487,301
Consumer – direct	516,572	522,995	528,818	544,678	580,592
Consumer – indirect	2,116,981	1,593,175	1,366,060	1,473,893	2,420,794
Total consumer loans	$18,880,940	$17,250,425	$15,559,311	$14,077,899	$12,899,949
Total loans, excluding covered loans	49,932,826	43,834,861	39,862,961	36,355,974	36,498,862
Covered loans	734,190	1,176,682	2,079,366	4,016,788	6,213,270
Total loans	$50,667,016	$45,011,543	$41,942,327	$40,372,762	$42,712,132
Loans held for sale	147,109	322,065	170,351	69,063	64,945
Total loans and loans held for sale	$50,814,125	$45,333,608	$42,112,678	$40,441,825	$42,777,077

Table 11 Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$3,914,546	$13,926,482	$2,368,181	$20,209,209	$2,317,324	$13,977,339
Real estate - construction	705,056	876,618	154,674	1,736,348	103,251	928,041
	$4,619,602	$14,803,100	$2,522,855	$21,945,557	$2,420,575	$14,905,380
Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.
Loans and loans held for sale, net of unearned income, totaled $50.8 billion at December 31, 2013, an increase of $5.5 billion from December 31, 2012. The increase in total loans was primarily driven by growth in commercial, financial and agricultural loans as well as increases in the commercial real estate - mortgage, residential real estate - mortgage and consumer - indirect loan portfolios. Growth in the loan portfolio was partially offset by continued run-off in the real estate construction portfolio as well as expected runoff in the covered loan portfolio.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional discussion.

Asset Quality
The Company's asset quality continued to improve during 2013. Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $552 million at December 31, 2013 compared to $942 million at December 31, 2012. Excluding covered assets, nonperforming assets decreased from $804 million at December 31, 2012 to $486 million at December 31, 2013. The decrease in nonperforming assets, excluding covered assets, was primarily due to a $290 million decrease in nonaccrual loans partially attributable to the Company's decision to sell certain nonperforming loans. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 1.09% (or 0.97% excluding covered assets) at December 31, 2013 compared with 2.07% (or 1.82% excluding covered assets) at December 31, 2012.
The Company defines potential problem loans as commercial noncovered loans rated substandard or doubtful, which do not meet the definition of nonaccrual, TDR or 90 days past due and still accruing. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions. The following table provides a summary of potential problem loans as of December 31, 2013 and 2012:

Table 12 Potential Problem Loans

	2013	2012
	(In Thousands)
Commercial, financial and agricultural	$134,927	$58,949
Real estate – construction	7,421	10,804
Commercial real estate – mortgage	138,432	207,911
	$280,780	$277,664
In connection with the 2009 acquisition of Guaranty Bank, the Bank has entered into loss sharing agreements with the FDIC whereby the FDIC reimburses the Bank for a substantial portion of the losses incurred. In addition, covered loans acquired were recorded at fair value as of the acquisition date without regard to the loss sharing agreements. These covered loans were evaluated and assigned to loan pools based on common risk characteristics. The fair value of the covered loans was estimated to be significantly below the unpaid principal balance. In accordance with the acquisition method of accounting, there was no allowance brought forward on any of the acquired loans as the credit losses were included in the determination of the fair value of the covered loans at the acquisition date. Charge-offs are recognized for these loans when the actual losses exceed the estimated losses used in determining the fair value of the loans. Substantially all of the covered loans were considered to be accruing loans at the date of acquisition. In accordance with regulatory reporting standards, covered loans that are contractually past due will continue to be reported as past due and still accruing based on the number of days past due.
Given the significant amount of acquired loans that are past due but still accruing, the Company believes the inclusion of these loans in certain asset quality ratios including “Loans 90 days or more past due and still accruing as a percentage of total loans,” “Nonperforming loans as a percentage of total loans,” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Company believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and the denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Table 13 present asset quality information both on a consolidated basis as well as excluding the covered loans and the related amounts.

The following table summarizes asset quality information for the past five years and includes loans held for sale and purchased impaired loans.
Table 13 Asset Quality

	December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$128,231	$112,135	$185,629	$206,704	$193,525
Real estate – construction	14,183	104,683	415,629	629,909	1,268,526
Commercial real estate – mortgage	129,672	270,734	446,926	424,891	320,168
Residential real estate – mortgage	102,904	193,983	220,844	222,156	157,518
Equity lines of credit	31,431	20,143	23,570	20,860	15,646
Equity loans	20,447	16,943	30,309	24,698	20,764
Credit card	—	—	—	—	—
Consumer – direct	540	337	1,217	5,799	4,399
Consumer – indirect	1,523	—	—	—	—
Total nonaccrual loans, excluding covered loans	428,931	718,958	1,324,124	1,535,017	1,980,546
Covered nonaccrual loans	5,428	1,235	16,555	30,367	95,965
Total nonaccrual loans	434,359	720,193	1,340,679	1,565,384	2,076,511
Nonaccrual loans held for sale	7,359	7,583	16,970	40,664	17,550
Total nonaccrual loans and loans held for sale	$441,718	$727,776	$1,357,649	$1,606,048	$2,094,061
Accruing TDRs: (1)
Commercial, financial and agricultural	$25,548	$17,832	$22,658	$29,716	$5,019
Real estate – construction	3,801	49,215	97,126	44,733	16,930
Commercial real estate – mortgage	59,727	56,520	59,690	30,010	2,929
Residential real estate – mortgage	74,236	91,384	75,170	50,285	26,201
Equity lines of credit	—	—	203	851	—
Equity loans	42,850	21,929	13,597	9,255	3,999
Credit card	—	—	—	—	—
Consumer – direct	91	138	8	12	16
Consumer – indirect	—	—	—	—	—
Total accruing TDRs, excluding covered loans	206,253	237,018	268,452	164,862	55,094
Covered TDRs	3,455	7,079	9,545	51,116	—
Total TDRs	209,708	244,097	277,997	215,978	55,094
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$209,708	$244,097	$277,997	$215,978	$55,094
Other real estate:
Other real estate, excluding covered assets	19,115	45,007	172,725	300,761	260,566
Covered other real estate	4,113	23,561	45,115	43,838	47,397
Total other real estate	$23,228	$68,568	$217,840	$344,599	$307,963
Other repossessed assets:
Other repossessed assets, excluding covered assets	3,360	3,890	4,249	6,900	7,108
Covered other repossessed assets	—	—	36	—	—
Total other repossessed assets	$3,360	$3,890	$4,285	$6,900	$7,108

Table 13 (continued) Asset Quality

	December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Loans 90 days past due and accruing:
Commercial, financial and agricultural	2,212	1,853	2,501	5,467	20,744
Real estate – construction	240	1,907	502	7,156	79,163
Commercial real estate – mortgage	797	2,771	496	2,581	11,483
Residential real estate – mortgage	2,460	3,645	1,885	7,993	9,720
Equity lines of credit	5,109	4,661	6,917	5,767	4,739
Equity loans	1,167	2,335	2,276	2,334	2,167
Credit card	10,277	7,729	8,384	10,887	13,490
Consumer – direct	2,402	2,065	1,798	1,181	1,663
Consumer – indirect	1,540	1,138	1,496	1,308	3,356
Total loans 90 days past due and accruing, excluding covered loans	26,204	28,104	26,255	44,674	146,525
Covered loans 90 days past due and accruing	56,610	112,748	157,022	399,607	295,154
Total loans 90 days past due and accruing	82,814	140,852	183,277	444,281	441,679
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$82,814	$140,852	$183,277	$444,281	$441,679

Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale, excluding covered loans (2)	0.93%	1.71%	3.42%	4.45%	5.91%
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale, including covered loans (2)	1.03%	1.92%	3.68%	5.07%	5.97%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets, excluding covered assets (3)	0.97%	1.82%	3.84%	5.25%	6.59%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets, including covered assets (3)	1.09%	2.07%	4.18%	5.89%	6.65%
Allowance for loan losses as a percentage of loans, excluding covered loans and related allowance	1.40%	1.79%	2.57%	3.00%	3.47%
Allowance for loan losses as a percentage of loans, including covered loans and related allowance	1.38%	1.78%	2.51%	2.75%	2.97%
Allowance for loan losses as a percentage of nonperforming loans, excluding covered loans (4)	152.87%	104.96%	75.89%	68.99%	59.15%
Allowance for loan losses as a percentage of nonperforming loans, including covered loans (4)	135.15%	93.15%	68.65%	55.18%	50.03%

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

(2)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(3)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(4)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The current inventory of other real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $19 million at December 31, 2013 compared to $45 million at December 31, 2012. This includes lands and lots, which totaled $10 million at December 31, 2013. The remaining foreclosed real estate at December 31, 2013 is primarily single family residential and commercial real estate.

The following table provides a rollforward of OREO for the years ended December 31, 2013 and 2012.
Table 14 Rollforward of Other Real Estate Owned

	2013	2012
	(In Thousands)
Balance at January 1,	$68,568	$217,840
Transfer of loans and loans held for sale to OREO	47,879	67,194
Sales of OREO	(83,517)	(184,622)
Writedowns of OREO	(9,702)	(31,844)
Balance at December 31,	$23,228	$68,568
The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans, for the years ended December 31, 2013 and 2012.
Table 15 Rollforward of Nonaccrual Loans

	2013	2012
	(In Thousands)
Balance at January 1,	$726,541	$1,341,094
Additions	516,847	629,639
Returns to accrual	(74,608)	(102,386)
Loan sales	(139,195)	(384,249)
Payments and paydowns	(282,303)	(291,439)
Transfers to other real estate	(28,829)	(52,849)
Charge-offs	(282,164)	(413,269)
Balance at December 31,	$436,289	$726,541
As a part of the Company's asset disposition strategy, the Company may sell nonaccrual and other underperforming loans. During the year ended December 31, 2013, the Company sold $169.7 million and $33.8 million of noncovered commercial and consumer loans, respectively, and recognized net charge-offs totaling $35.6 million and $7.1 million, respectively, on these sales. During the year ended December 31, 2012, the Company sold $425.0 million and $34.9 million of noncovered commercial and consumer loans, respectively, and recognized net charge-offs totaling $98.0 million and $12.2 million, respectively, on these sales.
Generally when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2013, nonaccrual loans and loans for sale, excluding covered loans, totaled $436 million. During the year ended December 31, 2013, $5.0 million of interest income was recognized on loans and loans held for sale classified as nonaccrual as of December 31, 2013. Under the original terms of the loans, interest income would have been approximately $22.8 million for loans and loans held for sale classified as nonaccrual as of December 31, 2013.
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the loan agreement. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in a classification of the loan as a TDR. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. The financial effects of TDRs are reflected in the components that comprise the allowance for loan losses in either the amount of charge-offs or loan loss provision and period-end allowance levels. All TDRs are considered to be impaired loans. Refer to Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional information.

The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale, for the years ended December 31, 2013 and 2012.
Table 16 Rollforward of TDR Activity

	2013	2012
	(In Thousands)
Balance at January 1,	$388,643	$668,374
New TDRs	93,031	99,834
Payments/Payoffs	(110,347)	(161,013)
Charge-offs	(24,050)	(85,854)
Loan sales	(34,690)	(121,133)
Transfer to ORE	(2,305)	(11,565)
Balance at December 31,	$310,282	$388,643
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $310 million at December 31, 2013 from $389 million at December 31, 2012. Included in these amounts are $206 million at December 31, 2013 and $237 million at December 31, 2012 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
The following table provides a rollforward of accruing TDR activity, excluding covered loans and loans held for sale, for the years ended December 31, 2013 and 2012.
Table 17 Rollforward of Accruing TDR Activity

	2013	2012
	(In Thousands)
Balance at January 1,	$237,018	$268,452
New TDRs	16,325	50,258
Return to accrual	38,531	31,733
Payments/Payoffs	(42,282)	(79,642)
Charge-offs	(4,254)	(1,032)
Loan sales	(2,512)	—
Transfer to OREO	—	—
Transfer to nonaccrual	(36,573)	(32,751)
Balance at December 31,	$206,253	$237,018
The Company's allowance for loan losses is largely driven by risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans and borrower delinquency history in both commercial and consumer portfolios.  As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than TDR classification.  In addition, all commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses, excluding covered loans, decreased to $698 million at December 31, 2013, from $785 million at December 31, 2012. During 2013, the overall risk profile of the loan portfolio continued to improve as a result of the decrease in the balance of the real estate construction portfolio and growth in lower risk portfolios such as commercial, financial and agricultural portfolio and residential real estate-mortgage portfolio. As loans with higher levels of probable incurred losses have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. In addition, nonperforming loans, excluding covered loans and loans held for sale, decreased to $456 million at December 31, 2013 from $748 million at December 31, 2012. The ratio of the allowance for loan losses to total loans, excluding covered loans and the related allowance, decreased to 1.40% at December 31, 2013 from 1.79% at December 31, 2012. The allowance attributable to individually impaired loans was $82 million at December 31, 2013 compared to $73 million at December 31, 2012.
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. In 2013, the Company recorded $107.5 million of provision for loan losses compared to $29.5 million of provision for loan losses for 2012. Excluding covered loans, provision for loan losses for 2013 was $124.2 million compared to $60.1 million for 2012. The increase in the provision for loan losses during 2013 was primarily attributable to loan growth during 2013 in the commercial, financial and agricultural; commercial real estate; residential real estate; and consumer portfolios. Offsetting the increase attributable to loan growth was improving credit quality in the real estate-construction and commercial real estate-mortgage portfolios.
Net charge-offs were 0.44% of average loans for 2013 compared to 0.63% of average loans for 2012. Excluding covered loans, net charge-offs were 0.45% of average loans for 2013 compared to 0.71% for 2012. Net charge-offs decreased in most lending portfolios, including a $53.1 million decrease in the commercial real estate-mortgage portfolio and a $38.3 million decrease in the real estate-construction portfolio.
When determining the adequacy of the allowance for loan losses, management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and current economic conditions. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below.
The following table presents an estimated allocation of the allowance for loan losses at the end of each of the last five years. This allocation of the allowance for loan losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans.
Table 18 Allocation of Allowance for Loan Losses

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$292,327	39.9%	$283,058	37.7%	$252,399	32.6%	$207,992	26.4%	$149,151	20.3%
Real estate – construction	33,218	3.4	69,761	4.2	237,203	8.0	410,745	11.2	830,155	18.3
Commercial real estate – mortgage	125,742	18.0	184,563	17.1	252,081	17.3	213,612	17.6	75,592	16.7
Residential real estate – mortgage	71,321	25.1	115,600	25.4	148,430	23.1	88,158	19.3	29,233	12.6
Equity lines of credit	62,258	4.4	41,528	5.3	39,867	6.1	54,546	6.6	38,476	6.3
Equity loans	21,996	1.3	15,137	1.5	18,466	2.0	20,567	2.7	12,151	3.1
Credit card	46,395	1.3	37,039	1.4	43,272	1.4	48,154	1.3	39,152	1.1
Consumer - direct	14,250	1.0	16,122	1.2	12,266	1.3	14,822	1.3	30,277	1.4
Consumer – indirect	30,258	4.2	22,242	3.6	20,929	3.2	31,672	3.7	63,859	5.7
Total, excluding covered loans	697,765	98.6	785,050	97.4	1,024,913	95.0	1,090,268	90.1	1,268,046	85.5
Covered loans	2,954	1.4	17,803	2.6	26,883	5.0	18,749	9.9	—	14.5
Total	$700,719	100.0%	$802,853	100.0%	$1,051,796	100.0%	$1,109,017	100.0%	$1,268,046	100.0%

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses for the last five years.
Table 19 Summary of Loan Loss Experience

	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Average loans outstanding during the year	$47,810,838	$44,002,221	$40,909,860	$41,474,531	$40,157,637
Average loans outstanding during the year, excluding covered loans	$46,855,174	$42,339,949	$37,723,721	$36,291,728	$37,713,585
Allowance for loan losses, beginning of year	$802,853	$1,051,796	$1,109,017	$1,268,046	$732,869
Charge-offs:
Commercial, financial and agricultural	47,751	63,678	154,721	116,880	184,866
Real estate – construction	8,403	57,758	111,419	559,662	662,169
Commercial real estate – mortgage	35,011	94,160	103,822	138,757	91,775
Residential real estate – mortgage	73,551	56,834	68,885	59,464	35,491
Equity lines of credit	31,705	52,899	60,765	52,474	46,713
Equity loans	13,167	16,354	17,410	17,765	14,752
Credit card	32,534	31,891	34,457	44,511	43,747
Consumer – direct	21,844	24,208	23,045	32,298	38,344
Consumer – indirect	18,198	15,488	21,718	46,076	77,529
Total, excluding covered loans	282,164	413,270	596,242	1,067,887	1,195,386
Covered loans	6,708	3,807	12,198	42,764	7,920
Total, including covered loans	288,872	417,077	608,440	1,110,651	1,203,306
Recoveries:
Commercial, financial and agricultural	20,050	31,074	39,873	20,127	11,813
Real estate – construction	11,442	22,462	26,138	50,573	5,593
Commercial real estate – mortgage	7,333	13,419	15,678	11,620	394
Residential real estate – mortgage	6,750	3,848	3,391	2,884	938
Equity lines of credit	4,205	21,736	3,085	3,819	1,684
Equity loans	2,092	1,847	1,329	1,470	875
Credit card	2,650	2,559	3,104	2,520	2,414
Consumer – direct	6,137	5,432	6,956	9,242	9,580
Consumer – indirect	10,045	10,886	14,756	18,357	18,430
Total, excluding covered loans	70,704	113,263	114,310	120,612	51,721
Covered loans	8,488	25,400	8,276	5,961	269
Total, including covered loans	79,192	138,663	122,586	126,573	51,990
Net charge-offs	209,680	278,414	485,854	984,078	1,151,316
Provision for covered loans	(16,629)	(30,673)	12,056	55,552	7,651
Provision charged to income, excluding covered loans	124,175	60,144	416,577	769,497	1,678,842
Total provision for loan losses	107,546	29,471	428,633	825,049	1,686,493
Allowance for loan losses, end of year	$700,719	$802,853	$1,051,796	$1,109,017	$1,268,046
Allowance for loan losses, excluding allowance attributable to covered loans, end of year	$697,765	$785,050	$1,024,913	$1,090,268	$1,268,046
Allowance for covered loans	2,954	17,803	26,883	18,749	—
Total allowance for loan losses	$700,719	$802,853	$1,051,796	$1,109,017	$1,268,046
Net charge-offs to average loans	0.44%	0.63%	1.19%	2.37%	2.87%
Net charge-offs to average loans, excluding covered loans	0.45%	0.71%	1.28%	2.61%	3.03%

Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2013 and 2012.
Commercial, Financial and Agricultural
In accordance with the Company's lending policy, each commercial loan undergoes a detailed underwriting process, which incorporates the Company's risk tolerance, credit policy and procedures. In addition, the Company has a graduated approval process which accounts for the quality, loan type and total exposure of the borrower. The Company has also adopted an internal exposure based limit which is based on a variety of risk factors, including but not limited to the borrower industry.
The commercial, financial and agricultural portfolio segment totaled $20.2 billion at December 31, 2013, compared to $17.0 billion at December 31, 2012. The increase in this portfolio segment reflects the Company's objective to strategically grow this segment. This segment consists primarily of large national and international companies and small to mid-sized companies with business operations in the Company's geographic footprint. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.

The following table provides details related to the commercial, financial, and agricultural segment as of December 31, 2013 and December 31, 2012.
Table 20 Commercial, Financial and Agricultural

	2013				2012
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, components and durable goods	$413,662	$420	$—	$—	$317,984	$944	$—	$19
Capital goods and industrial services	1,843,942	5,851	85	1,393	1,505,005	8,916	79	—
Construction and infrastructure	582,554	30,115	24,030	—	608,417	32,588	6,495	—
Energy	2,876,170	871	—	—	2,790,610	—	—	—
Financials	1,068,707	94	—	—	1,003,885	1,524	967	—
Food, beverage, textile, personal healthcare	2,411,402	11,896	946	50	1,910,536	12,888	369	275
General corporates	1,037,610	1,349	27	758	864,084	10,035	1,806	1,522
Institutions	2,432,740	53,958	—	—	1,689,647	8,751	6,211	—
Leisure	1,187,587	1,618	422	—	1,133,755	3,314	—	—
Mining and metals, pulp and paper chemicals	855,346	105	—	—	593,437	4,329	1,657	—
Real estate	1,328,760	2,191	—	—	1,214,560	9,272	—	1
Retail	1,934,491	19,445	23	7	1,566,566	12,329	218	36
Telecoms, technology and media	802,376	—	15	4	671,942	6,885	13	—
Transportation	590,982	240	—	—	533,091	360	17	—
Utilities and alternative power	842,880	78	—	—	577,437	—	—	—
Total commercial, financial and agricultural	$20,209,209	$128,231	$25,548	$2,212	$16,980,956	$112,135	$17,832	$1,853
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $9.1 billion at December 31, 2013, compared to $7.7 billion at December 31, 2012, and real estate - construction loans totaled $1.7 billion at December 31, 2013, compared to $1.9 billion at December 31, 2012.
This segment consists primarily of extensions of credits to real estate developers and investors for the financing of land and buildings, whereby the repayment is generated from the sale of the real estate or the income generated by the real estate property. The Company attempts to minimize risk on commercial real estate properties by various means including requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and the personal guarantees of principals of the borrowers. In order to minimize risk on the construction portfolio, the Company has established an operations group outside of the lending staff which is responsible for loan disbursements during the construction process.

The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios as of December 31, 2013 and December 31, 2012.
Table 21 Commercial Real Estate

	2013				2012
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$690,668	$8,950	$6,126	$181	$859,936	$24,684	$2,409	$909
Arizona	801,231	11,278	5,765	—	708,146	27,995	21,357	1,194
California	845,135	3,180	—	—	419,488	2,226	654	—
Colorado	515,663	4,940	13,792	—	585,062	6,928	15,122	—
Florida	893,315	7,736	5,365	—	767,971	14,687	7,973	—
New Mexico	257,585	2,516	—	—	270,226	11,054	—	—
Texas	3,135,674	71,411	8,023	616	3,046,862	161,071	7,957	668
Other	1,967,058	19,661	20,656	—	1,049,857	22,089	1,048	—
	$9,106,329	$129,672	$59,727	$797	$7,707,548	$270,734	$56,520	$2,771

Table 22 Real Estate – Construction

	2013				2012
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$50,852	$1,809	$1,858	$—	$94,948	$5,981	$3,484	$189
Arizona	126,793	4,625	—	—	158,211	6,667	18,428	384
California	235,919	302	82	—	212,580	42	—	—
Colorado	69,672	567	1,701	—	70,767	3,504	4,468	—
Florida	119,374	2,628	—	193	77,704	7,346	1,009	—
New Mexico	18,426	156	73	—	46,806	6,142	38	—
Texas	815,266	3,189	87	47	866,544	50,944	2,169	1,334
Other	300,046	907	—	—	368,371	24,057	19,619	—
	$1,736,348	$14,183	$3,801	$240	$1,895,931	$104,683	$49,215	$1,907
Residential Real Estate
The residential real estate portfolio includes residential real estate - mortgage loans, equity lines of credit and equity loans. The residential real estate portfolio primarily contains loans to individuals, which are secured by single-family residences. Loans of this type are generally smaller in size than commercial real estate loans and are geographically dispersed throughout the Company's market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on residential real estate loans depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values.

Residential real estate - mortgage loans totaled $12.7 billion at December 31, 2013 compared to $11.4 billion at December 31, 2012. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 23 Residential Real Estate - Mortgage

	2013				2012
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,366,657	$16,662	$16,005	$218	$1,401,209	$26,943	$22,411	$—
Arizona	1,368,384	11,103	10,195	339	1,317,875	19,254	15,120	—
California	1,970,422	5,795	3,415	—	1,325,754	11,573	3,173	161
Colorado	1,024,410	2,234	2,585	63	1,006,798	12,365	2,032	—
Florida	963,622	9,617	11,652	212	1,115,414	25,309	16,821	109
New Mexico	222,674	1,452	1,308	—	220,693	2,322	1,752	—
Texas	4,873,957	35,943	21,043	1,502	4,577,159	64,268	24,728	3,375
Other	916,753	20,098	8,033	126	479,071	31,949	5,347	—
	$12,706,879	$102,904	$74,236	$2,460	$11,443,973	$193,983	$91,384	$3,645
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio as of December 31, 2013 and December 31, 2012.
Table 24 Residential Real Estate - Mortgage

	2013				2012
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$568,227	$67,809	$24,977	$1,251	$703,422	$122,192	$40,027	$938
621-680	1,230,493	17,689	20,221	214	1,163,895	19,718	20,394	105
681 – 720	2,170,335	4,760	11,904	32	1,893,879	3,439	9,510	—
Above 720	7,894,709	2,098	16,030	572	6,772,932	4,439	18,905	283
Unknown	843,115	10,548	1,104	391	909,845	44,195	2,548	2,319
	$12,706,879	$102,904	$74,236	$2,460	$11,443,973	$193,983	$91,384	$3,645

Equity lines of credit and equity loans totaled $2.9 billion and $3.1 billion at December 31, 2013 and December 31, 2012, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 25 Equity Loans and Lines

	2013				2012
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$674,461	$10,103	$13,350	$1,209	$737,750	$8,563	$4,894	$1,411
Arizona	428,861	8,668	5,484	2,494	465,817	4,618	3,456	1,196
California	72,180	219	164	—	37,910	23	—	—
Colorado	230,500	7,710	968	409	271,959	1,090	864	410
Florida	426,512	8,592	8,505	1,103	469,498	8,599	4,264	1,283
New Mexico	58,466	1,189	853	261	62,567	1,091	163	514
Texas	936,722	14,319	11,756	778	971,963	12,303	8,059	2,135
Other	52,733	1,078	1,770	22	47,423	799	229	47
	$2,880,435	$51,878	$42,850	$6,276	$3,064,887	$37,086	$21,929	$6,996
The following table provides information related to refreshed FICO scores for the Company's equity loans and lines as of December 31, 2013 and December 31, 2012.
Table 26 Equity Loans and Lines

	2013				2012
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$290,527	$22,449	$19,499	$5,673	$325,536	$27,637	$11,090	$4,716
621-680	435,936	19,245	12,140	197	464,520	5,266	5,661	1,794
681 – 720	536,196	6,517	4,530	—	562,713	636	2,625	238
Above 720	1,581,607	2,511	6,488	142	1,664,235	763	2,347	32
Unknown	36,169	1,156	193	264	47,883	2,784	206	216
	$2,880,435	$51,878	$42,850	$6,276	$3,064,887	$37,086	$21,929	$6,996
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer-direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer-direct and consumer-indirect loans at December 31, 2013 were $3.3 billion, or 6.6% of the total loan portfolio, excluding covered loans, compared to $2.7 billion, or 6.3% of the total loan portfolio, excluding covered loans at December 31, 2012.

Foreign Exposure
As of December 31, 2013, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $5.0 billion at both December 31, 2013 and December 31, 2012 and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. At both December 31, 2013 and 2012, goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units was as follows: Wealth and Retail Banking - $2.0 billion, Commercial Banking - $2.4 billion, and Corporate and Investment Banking - $568 million.
A test of goodwill for impairment consists of two steps. In step one of the impairment test, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is required to be performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of goodwill attributable to each reporting unit to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; an entity allocates the fair value determined in step one for the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The carrying value of equity for each reporting unit is determined from an allocation based upon risk weighted assets. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Adverse changes in the economic environment, declining operations of the reporting unit, or other factors could result in a decline in the estimated implied fair value of goodwill.
The estimated fair value of the reporting unit is determined using a blend of both income and market approaches. For the income approach, estimated future cash flows and terminal values are discounted. The Company utilizes a CAPM in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk free rate, 5-year beta for a select peer set, and a market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source), as well as a company-specific risk premium for each reporting unit.
In estimating future cash flows, a balance sheet as of the test date and a statement of income for the last 12 months of activity for each reporting unit is compiled. From that point, future balance sheets and statements of income are projected based on the inputs. Cash flows are based on future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements.
The Company uses the guideline public company method and the guideline transaction method as the market approaches. The public company method applies valuation multiples derived from each reporting unit's peer group to tangible book value or earnings and an implied control premium to the respective reporting unit. The control premium is evaluated and compared to similar financial services transactions considering the absolute and relative potential revenue synergies and cost savings. The guideline transaction method applies valuation multiples to a financial metric of the reporting unit based on comparable observed purchase transactions in the financial services industry for the reporting unit, where available.

The Company tested its three identified reporting units with goodwill for impairment as of October 31, 2013. The results of this test indicated no goodwill impairment existed at that time. The following table includes the carrying value and fair value of each reporting unit’s goodwill as of October 31, 2013, the date of the most recent annual goodwill impairment test.
Table 27 Fair Value of Reporting Units

	Fair Value	Carrying Value
	(In Thousands)
Reporting Unit:
Wealth and Retail Banking	$5,670,000	$5,318,000
Commercial Banking	5,340,000	5,134,000
Corporate and Investment Banking	940,000	834,000
As the fair value of each of the Company's reporting units exceeded its carrying value, step two of the goodwill impairment test was not required. However, if a step two test had been required, the fair value of the reporting units’ assets, both tangible and intangible, and liabilities would have been determined using estimates of the amounts at which the assets or liabilities could be bought, incurred, sold or settled in a taxable transaction between willing participants.
The step one fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the step one valuations are a key valuation assumption. In the Company’s step one test at October 31, 2013, the combined fair value of the reporting units with goodwill exceeded the combined carrying value by approximately $664 million, with none of the Company's identified reporting units' carrying value exceeding fair value. If the discount rates used in the step one test were increased by 50 basis points, the excess fair value would decrease to a deficit to fair value of $206 million with two of the Company's identified reporting units carrying value exceeding fair value. If the discount rates used in the step one test were increased by 100 basis points, the excess fair value would decrease to a combined deficit to fair value of $966 million with all three of the Company's identified reporting units' carrying value exceeding fair value.
The sensitivity analysis above is hypothetical and should not be considered to be predictive of future performance. Changes in implied fair value based on adverse changes in assumptions generally cannot be extrapolated because of the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the implied fair value of goodwill is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another which may magnify or counteract the effect of the change.
Specific factors as of the date of filing of the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets (especially loans); increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds; future federal rules and actions of regulators; and/or a continuation in the current low level of interest rates significantly beyond 2014.

Funding Activities
Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. The Company also utilizes brokered deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process, which is further discussed in the Market Risk Management section in Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. Following is a brief description of the various sources of funds used by the Company.
Deposits
At December 31, 2013 and 2012, total deposits included $1.9 billion and $2.9 billion, respectively, of brokered deposits. Total average deposits increased by $4.0 billion from December 31, 2012 to December 31, 2013. The following table presents the Company’s average deposits segregated by major category:
Table 28 Composition of Average Deposits

	December 31,
	2013		2012		2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$14,586,725	27.8%	$13,854,155	28.5%	$12,242,362	26.9%
Interest-bearing demand deposits	6,824,450	13.0	6,324,500	13.0	6,333,278	13.9
Savings and money market	19,137,539	36.4	16,918,633	34.9	15,322,550	33.7
Certificates and other time deposits	11,886,386	22.6	11,340,316	23.4	11,519,132	25.3
Foreign office deposits-interest-bearing	118,644	0.2	112,176	0.2	98,743	0.2
Total average deposits	$52,553,744	100.0%	$48,549,780	100.0%	$45,516,065	100.0%
The overall mix of deposits improved during 2013 with savings and money market deposits representing 36.4% of average total deposits in 2013 compared to 34.9% in 2012. The average total savings and money market deposits increased by $2.2 billion during 2013 due in part to the Company's marketing efforts related to money market products throughout the year. For additional information about deposits, see Note 9, Deposits, in the Notes to the Consolidated Financial Statements.
The following table summarizes the remaining maturities of time deposits of $100,000 or more outstanding at December 31, 2013.
Table 29 Maturities of Time Deposits of $100,000 or More

Time Deposits of $100,000 or More
(In Thousands)
Three months or less	$1,460,324
Over three through six months	1,338,875
Over six through twelve months	1,768,461
Over twelve months	3,514,874
$8,082,534

Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At December 31, 2013, 2012 and 2011, short-term borrowings were related to customer activity. The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates for each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 10, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.
Table 30 Short-Term Borrowings

	Years Ended December 31,
	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Year-End
	(Dollars in Thousands)
2013
Federal funds purchased	$1,022,735	$815,541	0.25%	$704,190	0.26%
Securities sold under agreements to repurchase	456,263	164,218	0.01	148,380	0.01
Other short-term borrowings	28,630	12,739	0.93	5,591	2.48
	$1,507,628	$992,498		$858,161
2012
Federal funds purchased	$1,347,795	$1,048,741	0.25%	$901,980	0.26%
Securities sold under agreements to repurchase	211,055	177,560	0.06	199,611	0.04
Other short-term borrowings	29,295	15,617	0.03	3,763	—
	$1,588,145	$1,241,918		$1,105,354
2011
Federal funds purchased	$1,967,670	$1,466,149	0.25%	$1,163,670	0.25%
Securities sold under agreements to repurchase	219,040	191,700	0.09	173,172	0.06
Other short-term borrowings	76,218	51,227	0.09	2,603	0.12
	$2,262,928	$1,709,076		$1,339,445
At December 31, 2013, total short-term borrowings decreased by $247 million, or 22% compared to the ending balance at December 31, 2012. Average short-term borrowings decreased by $249 million, or 20%, during 2013.
At December 31, 2013 and December 31, 2012, FHLB and other borrowings were $4.3 billion. During 2013, proceeds from FHLB and other borrowings were $425.0 million and repayments were $346.3 million.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 11, FHLB and Other Borrowings, and Note 12, Capital Securities and Preferred Stock, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholders' equity at December 31, 2013 was $11.5 billion, an increase of $404 million compared to December 31, 2012.  Shareholder's equity increased $420 million due to earnings attributable to shareholder during the period.  In addition, accumulated other comprehensive income (loss) decreased $114 million, primarily as a result of a decrease in the fair value of investment securities available for sale.

Risk Management
In the normal course of business, the Company encounters inherent risk in its business activities. The Company’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. Management has grouped the risks facing its operations into the following categories: credit risk, structural interest rate, market and liquidity risk, operational risk, strategic and business risk, and reputational risk. Each of these risks is managed through the Company’s ERM program. The ERM program provides the structure and framework necessary to identify, measure, control and manage risk across the organization. ERM is the cornerstone for defining risk tolerance, identifying key risk indicators, managing capital and integrating the Company’s capital planning process with on-going risk assessments and related stress testing for major risks.
The ERM program follows fundamental principles in establishing, executing and maintaining a program to manage overall risks. The Company's Board of Directors is responsible for overseeing the strategic and business plans, the ERM program and framework and the risk tolerance of the Company, approving key risk management policies, overseeing their implementation, and holding executive management accountable for the execution of the ERM program. Under the oversight of the Company's Board of Directors, management is charged with ensuring there is an effective, integrated risk management structure. This incorporates a clearly defined organizational structure, with defined roles and responsibilities for all aspects of risk management and appropriate tools that support the identification, assessment, control and reporting of key risks. Management is also responsible for defining categories of risk pertaining to the operations of the Company and is responsible for ensuring that the risk management framework adequately covers both measurable as well as non-measurable risk. Management prepares risk policies and procedures that clearly delineate the approach to all aspects of risk management through proper documentation and communication through appropriate channels. These risk management policies and procedures are aligned with the Company’s overall business strategies and support the continuous improvement of its risk management. Management and employees within each line of business and support units are the first line of defense in the identification, assessment, mitigation, monitoring and reporting of risks taken by the lines of business, consistent with the Company’s risk tolerance, the current regulatory model for these risks and any material failures that may occur. The lines of business and support units also will have additional infrastructure for certain types of risk embedded in the lines. The risk management organization and other control units serve as the second line of defense and the credit quality review and internal audit functions provide the third line of defense.
Some of the more significant processes used to manage and control these and other risks are described in the remainder of this Annual Report on Form 10-K.
Credit Risk
Credit risk is the most significant risk affecting the organization. Credit risk refers to the potential that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. It can arise from items carried on the balance sheet or in off-balance sheet instruments, customers in the Company’s normal lending activities, and other counterparties. The general definition of credit risk also includes transfer risk. That is, the risk that a particular counterparty cannot honor an obligation because it cannot obtain the currency in which the debt is denominated.
The Company has established the following general practices to manage credit risk:

•	limiting the amount of credit that may be extended to individual borrowers, or on an aggregate basis to certain industries, products or collateral types;

•	providing tools and policies to promote prudent lending practices;

•	developing credit risk underwriting standards, metrics and the continuous monitoring of portfolio performance;

•	assessing, monitoring, and reporting credit risks; and

•	periodically reevaluating the Company’s strategy and overall exposure as economic, market and other relevant conditions change.

The following discussion presents the principal types of lending conducted by the Company and describes the underwriting procedures and overall risk management of the Company’s lending function.
Management Process
The Company assesses and manages credit risk through a series of policies, processes, measurement systems and controls. The lines of business are responsible for credit risk at the operational day-to-day level. Oversight of the lines of business is provided by the Credit Risk Management department and the appropriate credit committees established within the Company.
Credit Risk Management evaluates all loan requests and approves those that meet the Company’s risk tolerance and are in compliance with Company policies and regulatory guidance. Credit Risk Management also provides policy, portfolio, and approval data to management to help ensure that there is a common understanding of loan portfolio risk. This is accomplished by developing credit risk underwriting standards, metrics and the continuous monitoring of portfolio performance and assessing whether risk management practices have been carried out in accordance with the Company’s credit risk strategy and policies. Key metrics, trends and issues related to credit risk are presented to the Risk Committee of the Board of Directors.
The CQR function provides an independent review of the Company’s credit quality. The CQR function reports to the Audit and Compliance Committee of the Board of Directors and the Director of Internal Audit. The CQR function is charged with providing the Company's Board of Directors and executive management with independent, objective, and timely assessments of the Company’s portfolio quality, credit policies, and credit risk management process.
Underwriting Approach
The Company’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features so that the credit relationships are expected to conform to the Company’s risk tolerances. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals.

•
Cashflow and debt service coverage – cash flow adequacy is a necessary condition of creditworthiness, meaning that loans not clearly supported by a borrower’s cash flow should be justified by secondary repayment sources.

•
Secondary sources of repayment – alternative repayment sources are a significant risk-mitigating factor as long as they are liquid, can be easily accessed, and provide adequate resources to supplement the primary cash flow source.

•
Value of any underlying collateral – loans are often secured by the asset being financed. Because an analysis of the primary and secondary sources of repayment is the most important factor, collateral, unless it is liquid, generally does not justify loans that cannot be serviced by the borrower’s normal cash flows.

•
Overall creditworthiness of the customer, taking into account the customer’s relationships, both past and current, with other lenders – the Company’s success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background.

•	Level of equity invested in the transactions – in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.
Structural Interest Rate, Market, and Liquidity Risks
Structural interest rate risk arises from the impact on the Company’s banking assets and liabilities due to changes in the interest rate curves in the market, impacting both economic value and net interest income generation. Market risk arises from the movement of market variables that impact the trading book. These variables can include interest rates, foreign exchange rates, and commodity prices, among others. Liquidity risk refers to the possibility that a counterparty or borrower cannot meet its payment commitments without having to resort to borrowing funds under onerous conditions or damaging its image or reputation. See the Market Risk Management and Liquidity sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

Operational Risk
Operational risk refers to the potential loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes the current and prospective risk to earnings and capital arising from fraud, error, and the inability to deliver products or services, maintain a competitive position or manage information. Included in operational risk is compliance and legal risk. This refers to the possibility of legal or regulatory sanctions and liabilities, financial loss or damage to reputation the Company may suffer as a result of its failure to comply with all applicable laws, regulations, codes of conduct and good practice standards.
Operational risk is managed by the lines of business and supporting units with oversight by the Operational Risk Committees at the line of business and supporting unit level. The Operational Risk Committees are the key element to monitor operational risk events and the implementation of action plans and controls. Summary reports of these committees’ activities and decisions are provided to executive management.
Strategic and Business Risk
Strategic and business risk refers to the potential of lower earnings generation due to reduced operating income that cannot be offset quickly through expense management. The origin can be either company specific or systemic. Management of these risks is a shared responsibility throughout the organization using the following management processes. An annual business planning process occurs where market, competitive and economic factors that could have a negative impact on earnings are addressed with action plans developed to deal with these factors. Additionally, monthly reporting and analysis at a line of business and support unit level is performed and reviewed.
Reputational Risk
Reputational risk normally results as a consequence of events related to other risks previously discussed. Therefore, an adequate management of all the different financial and non-financial risk is critical to mitigate and control reputational risk. Management of this risk also involves brand management, community involvement and internal and external communication.
Market Risk Management
The effective management of market risk is essential to achieving the Company’s strategic financial objectives. As a financial institution, the Company’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in the Company’s lines of business. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income, and to offset the risk of price changes for certain assets recorded at fair value.
Interest Rate Market Risk
The Company’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset/Liability Committee meets regularly and has responsibility for approving asset/liability management policies, formulating strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company.
Management utilizes an interest rate simulation model to estimate the sensitivity of the Company’s net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments.

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2013, is shown in the table below along with comparable prior-year information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2013 and 2012, respectively.
Table 31 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	December 31, 2013	December 31, 2012
Rate Change
+ 200 basis points	8.15%	8.26%
+ 100 basis points	4.11	3.85
No Change	—	—
- 25 basis points	(1.65)	(1.39)
Management modeled only a 25 basis point decline because larger declines would have resulted in a federal funds rate of less than zero.
EVE is a long-term measure of interest rate risk that measures the change in market value of assets less change in market value of liabilities against the current capital position for a given change in interest rates. This measurement only values existing business without consideration for new business or potential management actions. Inherent in this calculation are many assumptions used to project lifetime cash flows for every item on the balance sheet that may or may not be realized, such as deposit decay rates, prepayment speeds and spread assumptions. The following table shows the effect that the indicated changes in interest rates would have on EVE.
Table 32 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	December 31, 2013	December 31, 2012
Rate Change
+ 200 basis points	(0.82)%	4.48%
+ 100 basis points	(0.13)	3.05
No Change	—	—
- 25 basis points	(0.35)	(1.35)
The Company is also subject to trading risk. The Company utilizes various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectation of future price and market movements, and will vary from period to period.
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2013, the Company had derivative financial instruments outstanding with notional amounts of $18.1 billion. The estimated net fair value of open contracts was in an asset position of $127 million at December 31, 2013. For additional information about derivatives, refer to Note 13, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.
Liquidity Management
Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.
The Company regularly assesses liquidity needs under various scenarios of market conditions, asset growth and changes in credit ratings. The assessment includes liquidity stress testing which measures various sources and uses of funds under the different scenarios. The assessment provides regular monitoring of unused borrowing capacity and available sources of contingent liquidity to prepare for unexpected liquidity needs and to cover unanticipated events that could affect liquidity.
The asset portion of the balance sheet provides liquidity primarily through unencumbered securities available for sale, loan principal and interest payments, maturities and prepayments of investment securities held to maturity and, to a lesser extent, sales of investment securities available for sale and trading account assets. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity.
The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts and through FHLB and other borrowings. Brokered deposits, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings as well as excess borrowing capacity with the FHLB are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet short-term liquidity needs.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Company’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay dividends at December 31, 2013 or December 31, 2012 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve before any dividends can be paid.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 11, FHLB and Other Borrowings, Note 12, Capital Securities and Preferred Stock, and Note 15, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

The following tables present information about the Company’s contractual obligations at December 31, 2013.
Table 33 Contractual Obligations (1)

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$4,298,707	$751,595	$2,061,381	$758,818	$726,913	$—
Short-term borrowings (2)	858,161	858,161	—	—	—	—
Capital lease obligations	30,433	2,907	4,335	4,608	18,583	—
Operating leases	468,117	61,210	107,294	85,335	214,278	—
Deposits (3)	54,437,490	6,641,678	3,226,542	1,608,178	490,633	42,470,459
Unrecognized income tax benefits	31,991	5,930	11,785	—	14,276	—
Total	$60,124,899	$8,321,481	$5,411,337	$2,456,939	$1,464,683	$42,470,459

(1)	Amounts do not include associated interest payments.

(2)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For more information, see Note 10 of the Notes to the Consolidated Financial Statements.

(3)	Deposits with indeterminable maturity include noninterest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
Off Balance Sheet Arrangements
The following table presents information about the Company's commitments at December 31, 2013.
Table 34 Commitments

2013
(In Thousands)
Commitments to extend credit	$26,545,608
Standby and commercial letters of credit	2,093,159
Total	$28,638,767
Capital
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulators. Failure to meet minimum risk-based and leverage capital requirements can subject the Company and the Bank to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: the risk-based capital ratios and the leverage ratio.
The risk-based capital framework is designed to make regulatory capital requirements more sensitive to differences in credit, market and operational risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and certain types of interest rate risk, and to minimize the disincentives for holding liquid and low-risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each associated with specified risk weights. The resulting risk-based capital ratios represent the ratio of a banking organization's regulatory capital to its total risk weighted assets. Banking organizations that are considered to have excessive interest rate risk exposure are required to maintain higher levels of capital as a supervisory matter.
In the U.S. regulatory capital context, the leverage ratio is the ratio of a banking organization's Tier 1 capital to its quarterly average on-balance sheet assets. The leverage ratio is a non-risk based measure of capital adequacy because a bank's on-balance sheet assets are not adjusted for risk for purposes of calculating the leverage ratio.
The Company’s Tier 1 risk-based capital ratio was 11.62% at December 31, 2013 compared to 11.68% at December 31, 2012. The Company's leverage ratio was 9.87% at December 31, 2013 compared to 9.43% at December 31, 2012. The Company regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plan to the banking regulators.

Please refer to Item 1. Business - Supervision and Regulation - Capital Requirements and Item 1A. - Risk Factors for more information regarding regulatory capital requirements. Also, see Note 16, Regulatory Matters and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements for further details.
The following table shows the calculation of capital ratios for the Company.
Table 35 Capital Ratios

	December 31,
	2013	2012
	(Dollars in Thousands)
Risk-based capital:
Tier 1 Capital	$6,613,885	$5,969,976
Total Qualifying Capital	7,822,858	7,296,721
Assets:
Total risk-adjusted assets (regulatory)	$56,934,859	$51,111,442
Ratios:
Tier 1 risk-based capital ratio	11.62%	11.68%
Total risk-based capital ratio	13.74%	14.28%
Leverage ratio	9.87%	9.43%
At December 31, 2013, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks as defined in the existing prompt corrective action framework. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III will become effective on January 1, 2015.
Effects of Inflation
The majority of assets and liabilities of a financial institution are monetary in nature; therefore, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets or inventories that are greatly impacted by inflation. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation.
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to maintain a balanced position between rate-sensitive assets and liabilities in order to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2013. Refer to Table 31, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.
Effects of Deflation
A period of deflation would affect all industries, including financial institutions. Potentially, deflation could lead to lower profits, higher unemployment, lower production and deterioration in overall economic conditions. In addition, deflation could depress economic activity and impair bank earnings through increasing the value of debt while decreasing the value of collateral for loans. If the economy experienced a severe period of deflation, then it could depress loan demand, impair the ability of borrowers to repay loans and sharply reduce bank earnings.
Management believes the most significant potential impact of deflation on financial results relates to the Company’s ability to maintain a high amount of capital to cushion against future losses. In addition, the Company can utilize certain risk management tools to help it maintain its balance sheet strength even if a deflationary scenario were to develop.

Quarterly Financial Results
The accompanying table presents condensed information relating to quarterly periods for the years ended December 31, 2013 and 2012.
Table 36 Quarterly Financial Summary (Unaudited)

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$577,129	$569,556	$580,770	$595,801	$660,066	$616,012	$614,367	$601,091
Interest expense	69,620	67,645	70,455	72,855	71,637	67,984	59,284	62,649
Net interest income	507,509	501,911	510,315	522,946	588,429	548,028	555,083	538,442
Provision for loan losses	26,160	37,534	24,237	19,615	2,761	2,073	8,498	16,139
Net interest income (loss) after provision for loan losses	481,349	464,377	486,078	503,331	585,668	545,955	546,585	522,303
Noninterest income	189,415	210,985	249,013	205,377	203,491	199,281	250,925	196,351
Noninterest expense	576,671	522,139	554,700	545,665	645,314	566,452	595,238	544,843
Income (loss) before income tax expense (benefit)	94,093	153,223	180,391	163,043	143,845	178,784	202,272	173,811
Provision for income taxes	24,787	41,930	51,596	52,507	47,276	52,723	64,416	55,286
Net income (loss)	$69,306	$111,293	$128,795	$110,536	$96,569	$126,061	$137,856	$118,525
Noncontrolling interest	486	647	568	393	588	554	540	456
Net income (loss) attributable to shareholder	$68,820	$110,646	$128,227	$110,143	$95,981	$125,507	$137,316	$118,069
Selected Average Balances:
Average Balances:
Loans (1)	$50,506,422	$48,822,516	$46,791,135	$45,656,547	$45,188,234	$44,987,636	$43,834,026	$42,443,025
Assets	72,099,576	69,325,343	69,944,558	69,855,226	68,848,414	67,172,340	65,127,489	64,693,138
Deposits	53,755,937	51,916,791	52,473,024	52,057,560	50,708,703	49,060,360	47,410,609	46,990,112
FHLB and other borrowings	4,508,823	4,304,941	4,039,732	4,221,034	4,599,596	4,780,936	4,366,674	4,160,677
Shareholder’s equity	11,491,753	11,361,991	11,342,874	11,148,896	11,082,098	10,978,493	10,860,652	10,700,522

(1)	Includes loans held for sale.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BBVA Compass Bancshares, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of BBVA Compass Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BBVA Compass Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Birmingham, AL
March 28, 2014

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In Thousands)
Assets:
Cash and due from banks	$3,563,349	$6,139,018
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	35,111	19,424
Cash and cash equivalents	3,598,460	6,158,442
Trading account assets	319,930	545,780
Investment securities available for sale	8,313,085	7,988,430
Investment securities held to maturity (fair value of $1,405,258 and $1,416,723 for 2013 and 2012, respectively)	1,519,196	1,507,929
Loans held for sale (includes $139,750 and $312,171 measured at fair value for 2013 and 2012, respectively)	147,109	322,065
Loans	50,667,016	45,011,543
Allowance for loan losses	(700,719)	(802,853)
Net loans	49,966,297	44,208,690
Premises and equipment, net	1,420,988	1,433,961
Bank owned life insurance	683,224	671,888
Goodwill	4,971,645	4,971,645
Other intangible assets	109,040	169,731
FDIC indemnification asset	24,315	271,928
Other real estate owned	23,228	68,568
Other assets	868,959	917,638
Total assets	$71,965,476	$69,236,695
Liabilities:
Deposits:
Noninterest bearing	$15,377,844	$14,436,539
Interest bearing	39,059,646	37,206,239
Total deposits	54,437,490	51,642,778
FHLB and other borrowings	4,298,707	4,273,279
Federal funds purchased and securities sold under agreements to repurchase	852,570	1,101,591
Other short-term borrowings	5,591	3,763
Accrued expenses and other liabilities	883,359	1,131,711
Total liabilities	60,477,717	58,153,122
Shareholder’s Equity:
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 220,723,876 and 217,280,083 shares for 2013 and 2012, respectively	2,207	2,173
Surplus	15,273,218	15,172,910
Retained deficit	(3,728,737)	(4,146,573)
Accumulated other comprehensive (loss) income	(87,936)	26,058
Total BBVA Compass Bancshares, Inc. shareholder’s equity	11,458,752	11,054,568
Noncontrolling interests	29,007	29,005
Total shareholder’s equity	11,487,759	11,083,573
Total liabilities and shareholder’s equity	$71,965,476	$69,236,695
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Interest income:
Interest and fees on loans	$2,111,160	$2,239,161	$2,336,273
Interest on investment securities available for sale	178,301	220,353	242,870
Interest on investment securities held to maturity	30,632	29,406	29,046
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	192	230	149
Interest on trading account assets	2,971	2,386	1,436
Total interest income	2,323,256	2,491,536	2,609,774
Interest expense:
Interest on deposits	212,100	192,644	218,957
Interest on FHLB and other borrowings	66,275	66,014	57,892
Interest on federal funds purchased and securities sold under agreements to repurchase	2,082	2,783	3,828
Interest on other short-term borrowings	118	113	48
Total interest expense	280,575	261,554	280,725
Net interest income	2,042,681	2,229,982	2,329,049
Provision for loan losses	107,546	29,471	428,633
Net interest income after provision for loan losses	1,935,135	2,200,511	1,900,416
Noninterest income:
Service charges on deposit accounts	221,413	254,675	250,332
Card and merchant processing fees	102,189	101,540	153,804
Retail investment sales	97,276	97,504	108,767
Asset management fees	40,939	37,848	39,160
Corporate and correspondent investment sales	35,674	38,014	3,126
Mortgage banking income	35,399	50,759	13,958
Bank owned life insurance	17,747	20,335	21,115
Insurance commissions	753	9,469	27,367
Investment securities gains, net	31,371	12,832	50,078
Gain on prepayment of FHLB and other borrowings	21,775	38,359	5,351
Other	250,254	188,713	180,155
Total noninterest income	854,790	850,048	853,213
Noninterest expense:
Salaries, benefits and commissions	1,005,244	1,003,010	1,005,276
FDIC indemnification expense	267,159	372,496	358,486
Equipment	208,059	173,459	151,225
Professional services	191,402	176,266	163,768
Net occupancy	157,737	153,429	153,703
Amortization of intangibles	60,691	91,746	108,336
FDIC insurance	41,421	86,925	121,145
Marketing	37,352	28,233	30,253
Communications	25,965	30,349	31,876
Goodwill impairment	—	—	2,003,800
Securities impairment:
Other-than-temporary impairment	7,107	5,715	3,607
Less: non-credit portion recognized in other comprehensive income	3,243	4,728	61
Total securities impairment	3,864	987	3,546
Other	200,281	234,947	261,404
Total noninterest expense	2,199,175	2,351,847	4,392,818
Net income (loss) before income tax expense	590,750	698,712	(1,639,189)
Income tax expense	170,820	219,701	98,175
Net income (loss)	419,930	479,011	(1,737,364)
Less: net income attributable to noncontrolling interests	2,094	2,138	2,011
Net income (loss) attributable to shareholder	$417,836	$476,873	$(1,739,375)
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Net income (loss)	$419,930	$479,011	$(1,737,364)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	(108,490)	(4,922)	57,836
Less: reclassification adjustment for net gains (losses) on sale of securities available for sale in net income	19,970	8,352	31,699
Net change in unrealized holding gains (losses) on securities available for sale	(128,460)	(13,274)	26,137
Change in unamortized net holding losses on investment securities held to maturity	10,591	21,904	17,075
Less: non-credit related impairment on investment securities held to maturity	2,065	3,077	39
Change in unamortized non-credit related impairment on investment securities held to maturity	1,520	562	960
Net change in unamortized holding losses on securities held to maturity	10,046	19,389	17,996
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	8,098	(2,824)	(1,844)
Change in defined benefit plans	(3,678)	(7,188)	10,983
Other comprehensive income (loss), net of tax	(113,994)	(3,897)	53,272
Comprehensive income (loss)	305,936	475,114	(1,684,092)
Less: comprehensive income attributable to noncontrolling interests	2,094	2,138	2,011
Comprehensive income (loss) attributable to shareholder	$303,842	$472,976	$(1,686,103)
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Surplus	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2011	$2,173	$15,089,272	$(2,884,071)	$(23,317)	$29,044	$12,213,101
Net income (loss)	—	—	(1,739,375)	—	2,011	(1,737,364)
Other comprehensive income, net of tax	—	—	—	53,272	—	53,272
Dividends	—	—	—	—	(2,093)	(2,093)
Capital contributions from Parent	—	75,000	—	—	—	75,000
Settlement of BBVA forward contract	—	2,598	—	—	—	2,598
Forfeiture of restricted stock	—	1,550	—	—	—	1,550
Restricted stock retained to cover taxes	—	(2,196)	—	—	—	(2,196)
Amortization of stock-based deferred compensation	—	13,196	—	—	—	13,196
Balance, December 31, 2011	$2,173	$15,179,420	$(4,623,446)	$29,955	$28,962	$10,617,064
Net income	—	—	476,873	—	2,138	479,011
Other comprehensive loss, net of tax	—	—	—	(3,897)	—	(3,897)
Dividends	—	—	—	—	(2,095)	(2,095)
Vesting of restricted stock	—	(11,872)	—	—	—	(11,872)
Restricted stock retained to cover taxes	—	(1,458)	—	—	—	(1,458)
Amortization of stock-based deferred compensation	—	6,820	—	—	—	6,820
Balance, December 31, 2012	$2,173	$15,172,910	$(4,146,573)	$26,058	$29,005	$11,083,573
Net income	—	—	417,836	—	2,094	419,930
Other comprehensive loss, net of tax	—	—	—	(113,994)	—	(113,994)
Issuance of common stock	34	99,966	—	—	—	100,000
Dividends	—	—	—	—	(2,092)	(2,092)
Vesting of restricted stock	—	(5,741)	—	—	—	(5,741)
Restricted stock retained to cover taxes	—	(2,228)	—	—	—	(2,228)
Amortization of stock-based deferred compensation	—	8,311	—	—	—	8,311
Balance, December 31, 2013	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Operating Activities:
Net income (loss)	$419,930	$479,011	$(1,737,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	298,996	283,483	217,180
Goodwill impairment	—	—	2,003,800
Securities impairment	3,864	987	3,546
Amortization of intangibles	60,691	91,746	108,336
Accretion of discount, loan fees and purchase market adjustments, net	(299,018)	(406,410)	(489,986)
Net change in FDIC indemnification asset	267,159	372,496	358,486
Provision for loan losses	107,546	29,471	428,633
Amortization of stock based compensation	8,311	6,820	13,196
Net change in trading account assets	225,850	65,738	(159,734)
Net change in trading account liabilities	(233,745)	(107,021)	203,092
Net change in loans held for sale	266,356	55,434	(54,236)
Deferred tax expense	34,130	109,337	51,750
Investment securities gains, net	(31,371)	(12,832)	(50,078)
Gain on prepayment of FHLB and other borrowings	(21,775)	(38,359)	(5,351)
Loss on sale of premises and equipment	11,661	4,959	3,172
Net (gain) loss on sale of other real estate and other assets	(8,458)	37,449	29,964
Gain on sale of insurance business unit	—	(15,100)	—
Decrease in other assets	18,402	22,904	165,933
Increase in other liabilities	6,864	111,033	30,425
Net cash provided by operating activities	1,135,393	1,091,146	1,120,764
Investing Activities:
Proceeds from sales of investment securities available for sale	1,126,609	540,993	967,959
Proceeds from prepayments, maturities and calls of investment securities available for sale	1,968,803	2,018,249	1,548,964
Purchases of investment securities available for sale	(3,719,792)	(2,669,103)	(3,206,972)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	212,483	146,537	136,798
Purchases of investment securities held to maturity	(210,830)	(320,699)	(184,833)
Net change in loan portfolio	(5,907,928)	(3,598,463)	(2,119,609)
Net cash paid in post acquisition earnout	—	(3,589)	—
Purchase of premises and equipment	(167,231)	(203,900)	(268,746)
Proceeds from sale of premises and equipment	233	4,780	24,564
Net proceeds from divestiture	—	29,323	—
Proceeds from sales of loans	203,958	382,934	276,352
(Payments to) reimbursements from FDIC for covered losses	(19,546)	1,821	74,937
Proceeds from sales of other real estate owned	101,677	179,017	321,290
Net cash used in investing activities	(6,411,564)	(3,492,100)	(2,429,296)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	2,921,046	4,173,939	2,549,064
Net (decrease) increase in time deposits	(126,256)	1,407,844	(1,896,650)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(249,021)	(235,251)	(490,206)
Net increase (decrease) in other short-term borrowings	1,828	1,160	(72,359)
Proceeds from FHLB and other borrowings	425,000	2,185,992	2,775,000
Repayment of FHLB and other borrowings	(346,347)	(2,052,023)	(1,706,986)
Capital contribution from parent	—	—	75,000
Vesting of restricted stock	(5,741)	(11,872)	—
Restricted stock grants retained to cover taxes	(2,228)	(1,458)	(2,196)
Issuance of common stock	100,000	—	—
Preferred dividends paid	(2,092)	(2,095)	(2,093)
Net cash provided by financing activities	2,716,189	5,466,236	1,228,574
Net (decrease) increase in cash and cash equivalents	(2,559,982)	3,065,282	(79,958)
Cash and cash equivalents, January 1	6,158,442	3,093,160	3,173,118
Cash and cash equivalents, December 31	$3,598,460	$6,158,442	$3,093,160
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
BBVA Compass Bancshares, Inc. is a wholly owned subsidiary of BBVA.
At December 31, 2012, the Company operated under a two-tier holding company structure that consisted of BBVA USA Bancshares, Inc., the top tier U.S. holding company, which controlled a mid-tier holding company, BBVA Compass Bancshares, Inc. On May 14, 2013, the mid-tier holding company was merged into the top tier U.S. holding company. Subsequent to the merger, the surviving entity's name was changed to BBVA Compass Bancshares, Inc. All references to the “Company” herein shall be used to describe the activities of BBVA Compass Bancshares, Inc. (formerly known as BBVA USA Bancshares, Inc.) and its subsidiaries. Where a distinction is necessary, the term “Parent” shall be used to describe those activities of BBVA Compass Bancshares, Inc. (formerly known as BBVA USA Bancshares, Inc.). All references to the mid-tier holding company shall be used to describe the activities of BBVA Compass Bancshares, Inc. prior to the May 14, 2013 merger and name change.
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2013, 2012 and 2011. All intercompany accounts and transactions and balances have been eliminated in consolidation.
The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K, to determine if either recognition or disclosure of significant events or transactions is required.
The accounting policies followed by the Company and its subsidiaries and the methods of applying these policies conform with U.S. GAAP and with general practices within the banking industry. Certain policies that significantly affect the determination of financial position, results of operations and cash flows are summarized below.
Nature of Operations
The Bank, headquartered in Birmingham, Alabama, operates banking centers in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. The Bank operates under the brand name BBVA Compass, which is a trade name and trademark of BBVA Compass Bancshares, Inc.
The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. The Bank offers, either directly or through its subsidiaries and affiliates, a variety of fiduciary services, including portfolio management and administration and investment services to estates, trusts and employee benefit plans; term life insurance, variable annuities, property and casualty insurance and other insurance products; investment advisory services; a variety of investment services and products to institutional and individual investors; discount brokerage services, mutual funds and fixed-rate annuities; and lease financing services.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relate to the allowance for loan losses, goodwill impairment, fair value measurements and income taxes. Actual results could differ from those estimates.
Cash and cash equivalents
The Company classifies cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell and interest bearing deposits as cash and cash equivalents. These instruments have original maturities of three months or less. Accordingly, the carrying amount is considered to be a reasonable estimate of fair value.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The securities pledged or received as collateral are generally U.S. government and federal agency securities. The fair value of collateral either received from or provided to a third party is continually monitored and adjusted as deemed appropriate.
Securities
The Company classifies its investment securities into one of three categories based upon management’s intent and ability to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The related amortization and accretion is determined by the interest method and is included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment, net of tax, to accumulated other comprehensive income. See Note 20, Fair Value of Financial Instruments, for information on the determination of fair value.
Interest earned on trading account assets, investment securities available for sale and investment securities held to maturity is included in interest income in the Company’s Consolidated Statements of Income. Net realized gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the Company’s Consolidated Statements of Income. Net gains and losses on the sale of trading account assets and liabilities are recognized as a component of other noninterest income in the Company’s Consolidated Statements of Income.
The Company regularly evaluates each held to maturity and available for sale security in an unrealized loss position for OTTI. The Company evaluates for OTTI on a specific identification basis. In its evaluation, the Company considers such factors as the length of time and the extent to which the fair value has been below cost, the financial condition of the issuer, the Company’s intent to hold the security to an expected recovery in fair value and whether it is more likely than not that the Company will have to sell the security before its fair value recovers. The credit loss component of the OTTI on debt and equity securities is recognized in earnings. For debt securities, the portion of OTTI related to all other factors is recognized in other comprehensive income. See Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, for details of OTTI.
Loans Held for Sale
Loans held for sale include single-family real estate mortgage loans, real estate construction loans and commercial real estate mortgage loans. The Company applies the fair value option accounting guidance codified under the FASB's ASC Topic 825, Financial Instruments, for single family real estate mortgage loans originated for sale in the secondary market. Under the fair value option, all changes in the applicable loans’ fair value are recorded in earnings. Loans classified as held for sale that were not originated for resale in the secondary market are accounted for under the lower of cost or fair value method and are evaluated on an individual basis.
Accounting for Certain Loans or Debt Securities Acquired in a Transfer
Loans with evidence of credit deterioration acquired in a transfer for which it is probable all contractual payments will not be received are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and are classified as Purchased Impaired Loans. The Company evaluates loans meeting the requirements of ASC Subtopic 310-30 by considering expected prepayments and estimating the expected amount and timing of undiscounted principal, interest and other cash flows at the date of acquisition. Those loans are recorded at fair value at acquisition and no allowance for loan losses is recorded at the purchase date. Revolving loans, including lines of credit and credit cards loans, and leases are excluded from ASC Subtopic 310-30 accounting.

An AICPA letter dated December 18, 2009 summarized the SEC staff’s view regarding the recognition of discount accretion for acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30. The AICPA understands that the SEC staff would not object to an accounting policy based on contractual cash flows (ASC Subtopic 310-20 approach) or an accounting policy based on expected cash flows approach (ASC Subtopic 310-30 approach). The Company believes the ASC Subtopic 310-30 approach is the more appropriate option to follow in accounting for the fair value discount for Purchased Nonimpaired Loans and, accordingly, has made a policy election to account for Purchased Nonimpaired Loans under an expected cash flows approach.
In determining the acquisition date fair value of loans subject to ASC Subtopic 310-30, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics, while accounting for certain commercial loans individually. Expected cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows are reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Decreases in expected cash flows after the purchase date are recognized by recording an allowance for loan losses.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans are stated at principal outstanding adjusted for charge-offs, deferred fees and direct costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is recognized on the level yield method. Loan fees, net of direct costs, and unamortized premiums and discounts are deferred and amortized as an adjustment to the yield of the related loan over the term of the loan and are included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. For additional information related to the Company’s loan portfolio by type, refer to Note 4, Loans and Allowance for Loan Losses.
It is the general policy of the Company to stop accruing interest income and apply subsequent interest payments as principal reductions when any commercial, industrial, commercial real estate or construction loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security, or the loan is accounted for under the ASC Subtopic 310-30. Accrual of interest income on consumer loans, including residential real estate loans, is generally suspended when any payment of principal or interest is more than 120 days delinquent or when foreclosure proceedings have been initiated or repossession of the underlying collateral has occurred. When a loan is placed on a nonaccrual status, any interest previously accrued but not collected is reversed against current interest income unless the fair value of the collateral for the loan is sufficient to cover the accrued interest.
In general, a loan is returned to accrual status when none of its principal and interest is due and unpaid and the Company expects repayments of the remaining contractual principal and interest or when it is determined to be well secured and in the process of collection. Charge-offs on commercial loans are recognized when available information confirms that some or all of the balance is uncollectible. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. In general, charge-offs on consumer loans are recognized at the earlier of the month of liquidation or the month the loan becomes 120 days past due; residential loan deficiencies are charged off in the month the loan becomes 180 days past due; and credit card loans are charged off before the end of the month when the loan becomes 180 days past due with the related interest accrued but not collected reversed against current income. The Company determines past due or delinquency status of a loan based on contractual payment terms.
All nonaccrual loans and loans modified in a troubled debt restructuring are considered impaired, excluding Purchased Impaired Loans. Purchased Impaired Loans are classified as impaired only if there is evidence of credit deterioration subsequent to acquisition. The Company’s policy for recognizing interest income on impaired loans classified as nonaccrual is consistent with its nonaccrual policy. The Company’s policy for recognizing interest income on accruing impaired loans is consistent with its interest recognition policy for accruing loans.

Troubled Debt Restructurings
A loan is accounted for as a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as establishment of a below market interest rate, a reduction in the face amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. The Company’s policy for measuring impairment on TDRs, including TDRs that have defaulted, is consistent with its impairment measurement process for all impaired loans. The Company’s policy for returning nonaccrual TDRs to accrual status is consistent with its return to accrual policy for all other loans.
Allowance for Loan Losses
The amount of the provision for loan losses charged to income is determined on the basis of numerous factors including actual loss experience, identified loan impairment, current economic conditions and periodic examinations and appraisals of the loan portfolio. Such provisions, less net loan charge-offs, comprise the allowance for loan losses which is deducted from loans and is maintained at a level management considers to be adequate to absorb losses inherent in the portfolio.
The Company monitors the entire loan portfolio, including loans acquired in business combinations, in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of portfolio performance, are utilized by the Company in order to ensure that potential problem loans are identified. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally and by regulatory agencies.
The allowance for loan losses is established as follows:

•
Loans with outstanding balances greater than $1 million that are nonaccrual and all TDRs are evaluated individually with specific reserves allocated based on the present value of the loan’s expected future cash flows, discounted at the loan’s effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value less cost to sell of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan’s observable fair value.

•
Loans in the remainder of the portfolio, including nonaccrual loans with balances of less than $1 million, are collectively evaluated for impairment with the allowance based on historical loss experience which uses historical average net charge-off percentages. In the event the Company believes a specific portfolio's historical loss experience does not adequately capture current inherent losses, the historical loss experience is adjusted. This adjustment to the historical loss experience can be positive or negative and will take into consideration relevant factors to the allowance such as changes in the portfolio composition, the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans. The assessment for whether to adjust takes place individually for each loan product.

The historical loss methodology uses historical annualized average net charge-off percentage to calculate the provision for loan and lease losses. The factor is calculated by taking the average of the net charge-offs over the life cycle available, currently 6 years.
For commercial loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD factor and LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The PD factor considers current rating unless the account is delinquent over 60 days, in which case a higher PD factor is used. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and long-term average loss experience. The historical time frames currently used for PDs and LGDs are 5 and 6 years, respectively.
For consumer loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is also made by applying a PD and a LGD factor. The PD factor considers current credit scores unless the account is delinquent over 60 days, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. The historical time frames currently used for PDs and LGDs are 5 and 6 years, respectively.
Additionally, a portion of the allowance is for inherent losses which are probable to exist as of the valuation date even though they may not have been identified by the objective processes used for the allocated portion of the allowance. This portion of the allowance is particularly subjective and requires judgment based upon qualitative factors. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience and the general economic environment in the Company’s markets. While the total allowance is described as consisting of separate portions, these terms are primarily used to describe a process. All portions of the allowance are available to support inherent losses in the loan portfolio.
In order to estimate a reserve for unfunded commitments, the Company uses a process consistent with that used in developing the allowance for loan losses. The Company estimates the future funding of current unfunded commitments based on historical funding experience of these commitments before default. Allowance for loan loss factors, which are based on product and loan grade and are consistent with the factors used for portfolio loans, are applied to these funding estimates to arrive at the reserve balance. This reserve for unfunded commitments is recognized in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets with changes recognized in other noninterest expense in the Company’s Consolidated Statements of Income.
Premises and Equipment
Premises, furniture, fixtures, equipment, assets under capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets, which ranges between 1 and 40 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements.
Bank Owned Life Insurance
The Company maintains life insurance policies on certain of its executives and employees and is the owner and beneficiary of the policies. The Company invests in these policies, known as BOLI, to provide an efficient form of funding for long-term retirement and other employee benefits costs. The Company records these BOLI policies within bank owned life insurance on the Company’s Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in noninterest income in the Company’s Consolidated Statements of Income.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill is assigned to each of the Company’s reporting units and tested for impairment annually or on an interim basis if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.
The Company has defined its reporting unit structure to include: Wealth and Retail Banking, Commercial Banking, and Corporate and Investment Banking. The fair value of each reporting unit is estimated using a combination of the present value of future expected cash flows and hypothetical market prices of similar entities and like transactions.

Each of the defined reporting units was tested for impairment as of October 31, 2013. The Company’s October 31, 2013, impairment test indicated no impairment at the test date. See Note 8, Goodwill and Other Acquired Intangible Assets, for a further discussion.
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in a combination with a related contract, asset or liability. Generally, other intangible assets are deemed to have finite lives. Accordingly, other intangible assets are amortized over their anticipated estimated useful lives and are subject to impairment testing if events or changes in circumstances warrant an evaluation. Other intangible assets are amortized over a period based on the expected life of the intangible, generally 8-10 years for core deposits and up to 20 years for other intangible assets.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of recorded balance or fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell. Gains and losses on the sales and write downs on such properties are included in other noninterest income. Operating expenses from these OREO properties are included in other noninterest expense.
Accounting for Transfers and Servicing of Financial Assets
The Company accounts for transfers of financial assets as sales when control over the transferred assets is surrendered. Control is generally considered to have been surrendered when (1) the transferred assets are legally isolated from the Company, even in bankruptcy or other receivership, (2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and (3) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If these sale criteria are met, the transferred assets are removed from the Company's balance sheet and a gain or loss on sale is recognized. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company's balance sheet, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved.
The Company has one primary class of MSR related to residential real estate mortgages. These mortgage servicing rights are recorded in other assets on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income. See Note 5, Loan Sales and Servicing, for a further discussion.
Advertising Costs
Advertising costs are generally expensed as incurred and recorded as marketing expense, a component of noninterest expense in the Company’s Consolidated Statements of Income.
Income Taxes
The Company and its eligible subsidiaries file a consolidated federal income tax return. The Company files separate tax returns for subsidiaries that are not eligible to be included in the consolidated federal income tax return. Based on the laws of the respective states where it conducts business operations, the Company either files consolidated, combined or separate tax returns.
Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to be in effect when the differences are anticipated to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period the change is incurred. In evaluating the Company's ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. A valuation allowance is recognized for a deferred tax asset, if based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes income tax benefits associated with uncertain tax positions, when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of other noninterest expense in the Company’s Consolidated Statements of Income. Accrued interest and penalties are included within accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
Noncontrolling Interests
The Company applies the accounting guidance codified in ASC Topic 810, Consolidation, related to the treatment of noncontrolling interests. This guidance requires the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated financial statements.
Upon adoption of this guidance, the Company no longer reports the noncontrolling interests attributable to its REIT preferred securities and mezzanine investment fund as liabilities on the Company’s Consolidated Balance Sheets (see Note 12, Capital Securities and Preferred Stock, for a discussion of the preferred securities). Rather, the noncontrolling interests are reported within shareholder’s equity, separately from the equity attributable to the Company’s shareholder. Additionally, the dividends paid to the REIT preferred shareholders and other mezzanine investment fund investors, previously reported in the Company’s Consolidated Statements of Income as an expense, are now reported as reductions in shareholder’s equity in the Consolidated Statements of Shareholder’s Equity, separately from changes in the equity attributable to the Company’s shareholder.
Accounting for Derivatives and Hedging Activities
A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, financial forwards and futures contracts, foreign exchange contracts, options written and purchased, and commodity contracts. The Company mainly uses derivatives to manage economic risk related to commercial loans, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its customers.
All derivative instruments are recognized on the Company’s Consolidated Balance Sheets at their fair value. The Company does not offset fair value amounts under master netting agreements. Fair values are estimated using pricing models and current market data. On the date the derivative instrument contract is entered into, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, or (3) a free-standing derivative. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of a free-standing derivative and settlements on the instruments are reported in earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the Company’s Consolidated Balance Sheets or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative instrument is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative instrument expires or is sold, terminated or exercised; (3)

the derivative instrument is de-designated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative instrument as a hedge instrument is no longer appropriate.
When hedge accounting is discontinued because it is determined that the derivative instrument no longer qualifies as an effective fair value or cash flow hedge, the derivative instrument continues to be carried on the Company’s Consolidated Balance Sheets at its fair value, with changes in the fair value included in earnings. Additionally, for fair value hedges, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted as an adjustment to the yield over the remaining life of the asset or liability. For cash flow hedges, when hedge accounting is discontinued, but the hedged cash flows or forecasted transaction are still expected to occur, the unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings in the same period when the earnings are affected by the hedged cash flows or forecasted transaction. When a cash flow hedge is discontinued, because the hedged cash flows or forecasted transactions are not expected to occur, unrealized gains and losses that were accumulated in other comprehensive income are recognized in earnings immediately.
Recently Issued Accounting Standards
Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which is an amendment to ASC Topic 210, Balance Sheet. This ASU requires companies to disclose information about financial instruments that have been offset and related arrangements to enable investors and other users of their financial statements to understand the effect or potential effect of those arrangements on their financial positions. This ASU did not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria, but does require new disclosures.
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures and addresses any unintended consequences due to feedback from stakeholders that standard commercial provisions of many contracts would equate to a master netting arrangement. The amendments are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within these annual periods and was adopted by the Company on January 1, 2013. See Note 14, Assets and Liabilities Subject to Enforceable Master Netting Arrangements, for the newly adopted disclosures related to this standard.
Indemnification Asset Accounting
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force), which amends ASC Topic 805, Business Combinations. The ASU requires an indemnification asset resulting from a government-assisted acquisition of a financial institution to be subsequently measured on the same basis as the subsequent measurement of the underlying asset subject to indemnification. For public and nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and was adopted by the Company on January 1, 2013. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.
Presentation of Comprehensive Income
In February 2013, the FASB released ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which seeks to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. These changes were effective for the Company as of January 1, 2013, with prospective application. This new guidance did not change the current requirements for reporting net income or other comprehensive income in the financial statements and only impacted the nature of certain disclosures in the consolidated financial statements. See Note 21, Comprehensive Income.
Obligations Resulting from Joint and Several Liability Arrangements with Fixed Obligations
In February 2013, the FASB released ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with retrospective application. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
Inclusion of the Fed Funds Effective Swap Rate
In July 2013, the FASB released ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), which permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. This ASU also removes the restrictions on using different benchmark rates for similar hedges. These amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The amended guidance did not have a material impact upon adoption.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB released ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB released ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or investment in affordable housing projects that qualify for the low income housing tax credit. The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company is currently evaluating the impact this standard will have on the financial condition or results of operations of the Company.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB released ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
(2) Acquisition and Disposition Activities
Acquisition Activity
On April 8, 2013, BBVA contributed all of the outstanding stock of its wholly-owned subsidiary, BSI, to the Parent. BSI is a registered broker-dealer and engages in investment banking and institutional sales of fixed income securities. Because of the related nature of the Company and BSI, this transaction was accounted for as a merger of entities under common control resulting in all periods prior to the transaction being retrospectively adjusted to include the historical activity of BSI.
Disposition Activity
In April 2012, the Company sold, through an asset sale, its insurance business unit, specializing in property and casualty insurance sales. The sale transaction generated net cash of $29.3 million and a gain on sale of business of $15.1 million, which is included in other noninterest income in the Company’s Consolidated Statements of Income for the year ended December 31, 2012. This transaction also resulted in the reduction of $9.2 million of goodwill and $5.3 million of intangible assets.

(3) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity at December 31, 2013 and 2012.

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$257,844	$4,338	$1,245	$260,937
Mortgage-backed securities	5,232,504	75,912	74,625	5,233,791
Collateralized mortgage obligations	1,747,450	23,312	14,364	1,756,398
States and political subdivisions	518,755	8,041	17,360	509,436
Other	40,415	27	109	40,333
Equity securities	512,136	54	—	512,190
Total	$8,309,104	$111,684	$107,703	$8,313,085
Investment securities held to maturity:
Collateralized mortgage obligations	$145,989	$19,848	$3,900	$161,937
Asset-backed securities	67,590	4,008	6,183	65,415
States and political subdivisions	1,225,977	843	139,816	1,087,004
Other	79,640	13,191	1,929	90,902
Total	$1,519,196	$37,890	$151,828	$1,405,258

	December 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$89,419	$6,706	$—	$96,125
Mortgage-backed securities	5,080,353	124,671	5,511	5,199,513
Collateralized mortgage obligations	1,656,128	69,878	3,181	1,722,825
States and political subdivisions	329,335	14,319	1,757	341,897
Other	129,594	671	43	130,222
Equity securities	497,824	24	—	497,848
Total	$7,782,653	$216,269	$10,492	$7,988,430
Investment securities held to maturity:
Collateralized mortgage obligations	$185,684	$3,866	$14,597	$174,953
Asset-backed securities	87,503	3,896	10,306	81,093
States and political subdivisions	1,151,742	3,267	84,391	1,070,618
Other	83,000	9,135	2,076	90,059
Total	$1,507,929	$20,164	$111,370	$1,416,723
In the above table, equity securities include $512 million and $498 million at December 31, 2013 and 2012, respectively, of FHLB and Federal Reserve stock carried at par. At December 31, 2013, approximately $4.8 billion of investment securities available for sale were pledged to secure public deposits and FHLB advances and for other purposes as required or permitted by law.

The investments held within the states and political subdivision caption of investment securities held to maturity relates to private placement transactions underwritten as loans by the Company but that met the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
At December 31, 2013, approximately 96% of the total securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies. The remainder of the investment securities classified within available for sale are either Federal Reserve stock, FHLB stock or money market funds.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at December 31, 2013 and 2012. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2013
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$119,871	$1,245	$—	$—	$119,871	$1,245
Mortgage-backed securities	2,462,822	69,919	339,448	4,706	2,802,270	74,625
Collateralized mortgage obligations	699,693	9,123	108,710	5,241	808,403	14,364
States and political subdivisions	164,472	9,244	92,407	8,116	256,879	17,360
Other	4,939	109	—	—	4,939	109
Total	$3,451,797	$89,640	$540,565	$18,063	$3,992,362	$107,703

Investment securities held to maturity:
Collateralized mortgage obligations	$1,466	$17	$32,370	$3,883	$33,836	$3,900
Asset-backed securities	—	—	33,362	6,183	33,362	6,183
States and political subdivisions	313,438	26,760	642,799	113,056	956,237	139,816
Other	—	—	4,600	1,929	4,600	1,929
Total	$314,904	$26,777	$713,131	$125,051	$1,028,035	$151,828

	December 31, 2012
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
Mortgage-backed securities	$1,186,724	$4,198	$87,583	$1,313	$1,274,307	$5,511
Collateralized mortgage obligations	140,808	3,181	—	—	140,808	3,181
States and political subdivisions	81,768	1,645	5,275	112	87,043	1,757
Other	4,950	43	—	—	4,950	43
Total	$1,414,250	$9,067	$92,858	$1,425	$1,507,108	$10,492

Investment securities held to maturity:
Collateralized mortgage obligations	$23,889	$1,891	$84,607	$12,706	$108,496	$14,597
Asset-backed securities	11,274	223	29,480	10,083	40,754	10,306
States and political subdivisions	274,218	8,989	466,060	75,402	740,278	84,391
Other	—	—	4,515	2,076	4,515	2,076
Total	$309,381	$11,103	$584,662	$100,267	$894,043	$111,370
As noted in the previous tables, at December 31, 2013, the Company held certain investment securities in unrealized loss positions. The increase in the total amount of unrealized losses from December 31, 2012 was primarily due to changes in interest rates. The Company does not have the intent to sell these securities and believes it is not more likely than not it will be required to sell these securities before their anticipated recovery.
The Company regularly evaluates each available for sale and held to maturity security in a loss position for OTTI. In its evaluation, the Company considers such factors as the length of time and the extent to which the fair value has been below cost, the financial condition of the issuer, the Company’s intent to hold the security to an expected recovery in market value and whether it is more likely than not that the Company will have to sell the security before its fair value recovers. Activity related to the credit loss component of the OTTI is recognized in earnings. The portion of OTTI related to all other factors is recognized in other comprehensive income.
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either December 31, 2013 or 2012, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income for the years ended December 31:

	2013	2012	2011
	(In Thousands)
Balance, January 1	$17,318	$16,331	$12,805
Reductions for securities paid off during the period (realized)	(239)	—	(20)
Additions for the credit component on debt securities in which OTTI was not previously recognized	270	449	446
Additions for the credit component on debt securities in which OTTI was previously recognized	3,594	538	3,100
Balance, December 31	$20,943	$17,318	$16,331
During the years ended December 31, 2013, 2012 and 2011, OTTI recognized on held to maturity securities totaled $3.9 million, $987 thousand and $3.5 million, respectively. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.

The maturities of the securities portfolios at December 31, 2013 are presented in the following table.

	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$11,451	$11,658
Maturing after one but within five years	144,016	151,093
Maturing after five but within ten years	170,330	171,515
Maturing after ten years	491,217	476,440
	817,014	810,706
Mortgage-backed securities and collateralized mortgage obligations	6,979,954	6,990,189
Equity securities	512,136	512,190
Total	$8,309,104	$8,313,085

Investment securities held to maturity:
Maturing within one year	$671	$684
Maturing after one but within five years	310,663	288,799
Maturing after five but within ten years	278,588	259,548
Maturing after ten years	783,285	694,290
	1,373,207	1,243,321
Collateralized mortgage obligations	145,989	161,937
Total	$1,519,196	$1,405,258

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	December 31,
	2013	2012	2011
	(In Thousands)
Gross gains	$34,264	$12,832	$50,078
Gross losses	2,893	—	—
Net realized gains	$31,371	$12,832	$50,078
During 2008, the Company transferred securities with a carrying value and market value of $1.1 billion and $859 million, respectively, from investment securities available for sale to investment securities held to maturity. At December 31, 2013 and 2012 there were $34 million and $45 million, respectively, of unrealized losses, net of tax related to these securities in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.
The Company had investments classified as investment securities available for sale within the mortgage-backed securities and collateralized mortgage obligations caption which were issued by FNMA, FHLMC, and GNMA that approximated 61% of total shareholder’s equity as of December 31, 2013. At December 31, 2013, these investments had market values of $3.2 billion, $2.7 billion and $1.1 billion, respectively, and total amortized cost of $3.1 billion, $2.7 billion and $1.1 billion, respectively.

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio at December 31, 2013 and 2012.

	2013	2012
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$20,209,209	$16,980,957
Real estate – construction	1,736,348	1,895,931
Commercial real estate – mortgage	9,106,329	7,707,548
Total commercial loans	31,051,886	26,584,436
Consumer loans:
Residential real estate – mortgage	12,706,879	11,443,973
Equity lines of credit	2,236,367	2,393,271
Equity loans	644,068	671,616
Credit card	660,073	625,395
Consumer – direct	516,572	522,995
Consumer – indirect	2,116,981	1,593,175
Total consumer loans	18,880,940	17,250,425
Total loans, excluding covered loans	49,932,826	43,834,861
Covered loans	734,190	1,176,682
Total loans	$50,667,016	$45,011,543
Unearned income totaled $212.3 million and $177.8 million at December 31, 2013 and December 31, 2012, respectively. Unamortized deferred costs totaled $178.8 million and $123.9 million at December 31, 2013 and December 31, 2012, respectively. Unamortized purchase discounts totaled $244.3 million and $530.3 million at December 31, 2013 and December 31, 2012, respectively.
The loan portfolio is diversified geographically, by product type and by industry exposure.  Geographically, the portfolio is predominantly in the Sunbelt states, including Alabama, Arizona, Colorado, Florida, New Mexico and Texas, as well as growing but modest exposure in northern and southern California. The loan portfolio’s most significant geographic presence is within Texas.  The Company monitors its exposure to various industries and adjusts loan production based on current and anticipated changes in the macro-economic environment as well as specific structural, legal and business conditions affecting each broad industry category.
At December 31, 2013, approximately $10.8 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements.

Purchased Impaired Loans
Purchased Impaired Loans are recognized on the Company’s Consolidated Balance Sheets within loans, net of recorded discount. The following table presents the unpaid principal balance, discount, allowance for loan losses and carrying value of the Purchased Impaired Loans at December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(In Thousands)
Unpaid principal balance	$449,429	$569,952	$825,191
Discount	(60,069)	(119,337)	(210,838)
Allowance for loan losses	(243)	(8,907)	(14,430)
Carrying value	$389,117	$441,708	$599,923
An analysis of the accretable yield related to the Purchased Impaired Loans follows.

(In Thousands)
Balance at December 31, 2011	$167,275
Transfer from nonaccretable difference	84,803
Accretion	(97,661)
Other	(17,425)
Balance at December 31, 2012	$136,992
Transfer from nonaccretable difference	36,619
Accretion	(66,937)
Other	(976)
Balance at December 31, 2013	$105,698
The Company had allowances of $243 thousand, $8.9 million and $14.4 million related to Purchased Impaired Loans at December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $(11.0) million, $(18.3) million and $14.7 million, respectively, of provision for loan losses attributable to credit (improvements) deterioration subsequent to acquisition of these loans.
Purchased Nonimpaired Loans
At acquisition, Purchase Nonimpaired Loans were determined to have fair value discounts, some of which were related to credit. The portion of the fair value discount not related to credit is being accreted to interest income over the expected remaining life of the loans based on expected cash flows. For the years ended December 31, 2013, 2012 and 2011, approximately $268 million, $387 million and $385 million, respectively, of interest income was recognized on these loans. The discount related to credit on the Purchased Nonimpaired Loans is reviewed for adequacy at each balance sheet date. If the expected losses exceed the credit discount, an allowance for loan losses is provided. If the expected losses are reduced, the related credit discount is accreted to interest income over the expected remaining life of the loans.

The following table presents the unpaid principal balance, discount, allowance for loan losses, and carrying value of the Purchased Nonimpaired Loans at December 31, 2013 and 2012.

	2013	2012
	(In Thousands)
Unpaid principal balance	$520,723	$1,114,990
Discount	(175,893)	(388,232)
Allowance for loan losses	(2,711)	(9,106)
Carrying value	$342,119	$717,652
The following table reflects the recorded investment in all covered Purchased Impaired Loans and Purchased Nonimpaired Loans at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans
	(In Thousands)
Commercial, financial and agricultural	$—	$40,892	$40,892	$1,095	$8,184	$9,279
Commercial real estate (1)	4,760	141,333	146,093	19,563	513,122	532,685
Residential real estate – mortgage (2)	384,588	155,452	540,040	429,228	196,258	625,486
Consumer loans	12	7,153	7,165	37	9,195	9,232
Total loans	$389,360	$344,830	$734,190	$449,923	$726,759	$1,176,682

(1)	Includes real estate – construction and commercial real estate - mortgage.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.
FDIC Indemnification Asset
The Company has entered into loss sharing agreements with the FDIC that require the FDIC to reimburse the Bank for losses with respect to covered loans and covered OREO . See Note 15, Commitments, Contingencies and Guarantees, for additional information related to the loss sharing agreements. The expected reimbursements under the loss sharing agreements were recorded as an indemnification asset at the time of acquisition. A summary of the activity in the FDIC indemnification asset for the years ended December 31, 2013 and 2012 follows.

	2013	2012
	(In Thousands)
Balance at January 1,	$271,928	$646,245
Decrease due to credit loss benefit recorded on FDIC covered loans	(9,153)	(2,350)
Amortization	(243,346)	(343,015)
Payments to (reimbursements from) FDIC for covered losses	19,546	(1,821)
Other	(14,660)	(27,131)
Balance at December 31,	$24,315	$271,928
Other adjustments include those resulting from the change in loss estimates related to OREO as a result of changes in expected cash flows as well as adjustments resulting from amounts owed to the FDIC for unexpected recoveries of amounts previously charged off.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Year Ended December 31, 2013
Allowance for loan losses:
Beginning balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Provision charged to income	36,970	(70,724)	88,685	69,244	(16,629)	107,546
Loans charged off	(47,751)	(43,415)	(118,422)	(72,576)	(6,708)	(288,872)
Loan recoveries	20,050	18,775	13,047	18,832	8,488	79,192
Net charge offs	(27,701)	(24,640)	(105,375)	(53,744)	1,780	(209,680)
Ending balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Year Ended December 31, 2012
Allowance for loan losses:
Beginning balance	$252,399	$489,284	$206,763	$76,467	$26,883	$1,051,796
Provision charged to income	63,263	(118,923)	64,158	51,646	(30,673)	29,471
Loans charged off	(63,678)	(151,918)	(126,087)	(71,587)	(3,807)	(417,077)
Loan recoveries	31,074	35,881	27,431	18,877	25,400	138,663
Net charge offs	(32,604)	(116,037)	(98,656)	(52,710)	21,593	(278,414)
Ending balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Year Ended December 31, 2011
Allowance for loan losses:
Beginning balance	$207,992	$624,357	$163,271	$94,648	$18,749	$1,109,017
Provision charged to income	159,255	38,352	182,747	36,223	12,056	428,633
Loans charged off	(154,721)	(215,241)	(147,060)	(79,220)	(12,198)	(608,440)
Loan recoveries	39,873	41,816	7,805	24,816	8,276	122,586
Net charge offs	(114,848)	(173,425)	(139,255)	(54,404)	(3,922)	(485,854)
Ending balance	$252,399	$489,284	$206,763	$76,467	$26,883	$1,051,796

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio as of December 31, 2013 and 2012:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
December 31, 2013
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28,828	$9,408	$41,989	$1,526	$—	$81,751
Collectively evaluated for impairment	263,499	149,552	113,586	89,377	—	616,014
Covered purchased impaired	—	—	—	—	243	243
Covered purchased nonimpaired	—	—	—	—	2,711	2,711
Total allowance for loan losses	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Loans:
Ending balance of loans:
Individually evaluated for impairment	$138,047	$167,598	$196,723	$1,625	$—	$503,993
Collectively evaluated for impairment	20,071,162	10,675,079	15,390,591	3,292,001	—	49,428,833
Covered purchased impaired	—	—	—	—	389,360	389,360
Covered purchased nonimpaired	—	—	—	—	344,830	344,830
Total loans	$20,209,209	$10,842,677	$15,587,314	$3,293,626	$734,190	$50,667,016
December 31, 2012
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$15,495	$37,115	$20,195	$3	$—	$72,808
Collectively evaluated for impairment	267,563	216,999	152,070	75,400	—	712,032
Noncovered purchased impaired	—	210	—	—	—	210
Covered purchased impaired	—	—	—	—	8,697	8,697
Covered purchased nonimpaired	—	—	—	—	9,106	9,106
Total allowance for loan losses	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Loans:
Ending balance of loans:
Individually evaluated for impairment	$96,004	$373,220	$196,240	$137	$—	$665,601
Collectively evaluated for impairment	16,884,953	9,229,567	14,312,620	2,741,428	—	43,168,568
Noncovered purchased impaired	—	692	—	—	—	692
Covered purchased impaired	—	—	—	—	449,923	449,923
Covered purchased nonimpaired	—	—	—	—	726,759	726,759
Total loans	$16,980,957	$9,603,479	$14,508,860	$2,741,565	$1,176,682	$45,011,543

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The following table presents information on individually analyzed impaired loans, by loan class, as of December 31, 2013 and 2012.

	December 31, 2013
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$19,984	$27,639	$—	$118,063	$138,092	$28,828
Real estate – construction	1,314	1,555	—	9,248	10,812	836
Commercial real estate – mortgage	51,303	54,821	—	105,733	112,177	8,572
Residential real estate – mortgage	1,906	1,906	—	115,550	115,734	7,378
Equity lines of credit	—	—	—	23,593	24,021	23,190
Equity loans	—	—	—	55,674	55,794	11,421
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	182	181	83
Consumer – indirect	—	—	—	1,443	1,443	1,443
Total loans	$74,507	$85,921	$—	$429,486	$458,254	$81,751

	December 31, 2012
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$36,601	$43,120	$—	$59,403	$71,497	$15,495
Real estate – construction	62,972	68,004	—	72,907	88,919	10,452
Commercial real estate – mortgage	49,169	54,576	—	188,172	207,499	26,663
Residential real estate – mortgage	17,294	17,466	—	153,301	155,922	18,286
Equity lines of credit	—	—	—	1,800	1,800	487
Equity loans	—	—	—	23,845	23,845	1,422
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	137	137	3
Consumer – indirect	—	—	—	—	—	—
Total loans	$166,036	$183,166	$—	$499,565	$549,619	$72,808

The following table presents information on individually analyzed impaired loans, by loan class, for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$133,838	$1,287	$119,673	$1,277	$130,001	$137
Real estate – construction	51,157	724	304,680	5,153	437,315	249
Commercial real estate – mortgage	207,104	4,663	331,003	4,312	261,538	1,049
Residential real estate – mortgage	140,583	3,464	165,172	4,417	50,149	83
Equity lines of credit	13,785	586	2,476	10	767	—
Equity loans	44,143	1,514	22,880	902	6,170	—
Credit card	—	—	—	—	—	—
Consumer – direct	176	32	130	9	972	—
Consumer – indirect	976	13	—	—	—	—
Total loans	$591,762	$12,283	$946,014	$16,080	$886,912	$1,518
The tables above do not include purchased impaired loans or loans held for sale. At December 31, 2013 and 2012, there were no noncovered purchased impaired loans with credit deterioration subsequent to acquisition that met the requirements for individual review. At December 31, 2013, there were $4.8 million, $10.9 million and $243 thousand, respectively, of recorded investment, unpaid principal balance and allowance for loan losses on covered purchased impaired loans with credit deterioration subsequent to acquisition that were individually reviewed for impairment, respectively. At December 31, 2012, there were $17.3 million, $26.4 million, and $3.7 million, respectively, of recorded investment, unpaid principal balance and allowance for loan losses on covered purchased impaired loans with credit deterioration subsequent to acquisition that were individually reviewed for impairment, respectively. Covered purchased nonimpaired loans are not included in the tables above as they are evaluated on a pool basis and not on an individual basis.
Nonperforming assets, which include loans held for sale and purchased impaired loans, at December 31, 2013 and 2012 are detailed in the following table.

	2013	2012
	(In Thousands)
Nonaccrual loans	$441,718	$727,776
Loans 90 days or more past due and accruing (1)	82,814	140,852
TDRs 90 days or more past due and accruing	1,317	862
Nonperforming loans	525,849	869,490
OREO	23,228	68,568
Other repossessed assets	3,360	3,890
Total nonperforming assets	$552,437	$941,948

(1)	Excludes loans classified as TDRs

The Company monitors the credit quality of its commercial portfolio using an internal dual risk rating, which considers both the obligor and the facility. The obligor risk ratings are defined by ranges of default probabilities of the borrowers (AAA through D) and the facility risk ratings are defined by ranges of the loss given default. The combination of those two approaches results in the assessment of the likelihood of loss and it is mapped to the regulatory classifications. The Company assigns internal risk ratings at loan origination and at regular intervals subsequent to origination. Loan review intervals are dependent on the size and risk grade of the loan, and are generally conducted at least annually. Additional reviews are conducted when information affecting the loan’s risk grade becomes available. These ratings have been mapped to the regulatory classifications. The general characteristics of the risk grades are as follows:

•
The Company’s internally assigned letter grades “AAA” through “B-” correspond to the regulatory classification “Pass.” These assets do not have any identified potential or well-defined weaknesses and have a high likelihood of orderly repayment. Exceptions exist when either the facility is fully secured by a CD and held at the Company or the facility is secured by properly margined and controlled marketable securities.

•
Internally assigned letter grades “CCC+” through “CCC” correspond to the regulatory classification “Special Mention.” Assets with this classification have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•
Internally assigned letter grades “CCC-” through “D1” correspond to the regulatory classification “Substandard.” An asset classified as substandard is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
The internally assigned letter grade “D2” corresponds to the regulatory classification “Doubtful.” Assets classified as doubtful have all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The Company considers payment history as the best indicator of credit quality for the consumer portfolio. Nonperforming loans in the tables below include loans classified as nonaccrual, loans 90 days or more past due and loans modified in a TDR 90 days or more past due.

The following tables, which exclude loans held for sale and covered loans, illustrate the credit quality indicators associated with the Company’s loans, by loan class, as of December 31, 2013 and 2012.

	Commercial
	December 31, 2013
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$19,582,014	$1,707,719	$8,562,261
Special Mention	353,638	9,918	271,500
Substandard	261,995	17,112	243,042
Doubtful	11,562	1,599	29,526
	$20,209,209	$1,736,348	$9,106,329

	December 31, 2012
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$16,621,782	$1,665,032	$6,798,282
Special Mention	187,384	99,204	431,688
Substandard	144,002	122,388	387,454
Doubtful	27,789	9,082	89,657
	$16,980,957	$1,895,706	$7,707,081

Noncovered purchased impaired loans:
Substandard	$—	$225	$467
	$—	$225	$467

	Consumer
	December 31, 2013
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer - Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,601,515	$2,199,827	$621,897	$649,796	$513,630	$2,113,918
Nonperforming	105,364	36,540	22,171	10,277	2,942	3,063
	$12,706,879	$2,236,367	$644,068	$660,073	$516,572	$2,116,981

	December 31, 2012
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer -Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$11,245,863	$2,368,467	$652,165	$617,666	$520,593	$1,592,037
Nonperforming	198,110	24,804	19,451	7,729	2,402	1,138
	$11,443,973	$2,393,271	$671,616	$625,395	$522,995	$1,593,175
Covered loans are excluded from the table above as an initial estimate of credit losses was embedded within the initial purchase discount established at acquisition. Periodically, the Company updates its estimated cash flows related to these covered loans. Increases in these updated cash flows over those expected at the purchase date are recognized as interest income prospectively. Decreases in cash flows after the purchase date are recognized by recording an allowance for credit losses. Generally, since the acquisition of these covered loans, there has been considerable improvement in the expected credit losses with some minimal deterioration in credit quality seen within specific loans and pools of loans. To account for the subsequent deterioration in credit, an allowance for loan losses of $3 million was recorded on the $734 million covered portfolio at December 31, 2013 and an allowance for loan losses of $18 million was recorded on the $1.2 billion covered loans portfolio at December 31, 2012.

The following tables present an aging analysis of the Company’s past due loans as of December 31, 2013 and 2012, excluding loans classified as held for sale and purchased impaired loans.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Noncovered loans:
Commercial, financial and agricultural	$9,485	$6,111	$2,212	$128,231	$25,548	$171,587	$20,037,622	$20,209,209
Real estate – construction	4,258	1,862	240	14,183	3,801	24,344	1,712,004	1,736,348
Commercial real estate – mortgage	9,521	4,869	797	129,672	59,727	204,586	8,901,743	9,106,329
Residential real estate – mortgage	48,597	22,629	2,460	102,904	74,236	250,826	12,456,053	12,706,879
Equity lines of credit	12,230	6,252	5,109	31,431	—	55,022	2,181,345	2,236,367
Equity loans	7,630	3,170	1,167	20,447	42,850	75,264	568,804	644,068
Credit card	5,955	4,676	10,277	—	—	20,908	639,165	660,073
Consumer – direct	8,736	3,000	2,402	540	91	14,769	501,803	516,572
Consumer – indirect	24,945	5,276	1,540	1,523	—	33,284	2,083,697	2,116,981
Total noncovered loans	$131,357	$57,845	$26,204	$428,931	$206,253	$850,590	$49,082,236	$49,932,826
Covered loans	$1,247	$290	$4,122	$5,425	$3,455	$14,539	$330,291	$344,830

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Noncovered loans:
Commercial, financial and agricultural	$36,663	$4,035	$1,853	$112,135	$17,832	$172,518	$16,808,439	$16,980,957
Real estate – construction	5,222	5,742	1,907	104,458	49,215	166,544	1,729,162	1,895,706
Commercial real estate – mortgage	40,644	8,492	2,771	270,267	56,520	378,694	7,328,387	7,707,081
Residential real estate – mortgage	37,989	16,312	3,645	193,983	91,384	343,313	11,100,660	11,443,973
Equity lines of credit	12,711	7,511	4,661	20,143	—	45,026	2,348,245	2,393,271
Equity loans	12,112	4,621	2,335	16,943	21,929	57,940	613,676	671,616
Credit card	5,770	3,869	7,729	—	—	17,368	608,027	625,395
Consumer – direct	6,876	1,852	2,065	337	138	11,268	511,727	522,995
Consumer – indirect	17,891	4,225	1,138	—	—	23,254	1,569,921	1,593,175
Total noncovered loans	$175,878	$56,659	$28,104	$718,266	$237,018	$1,215,925	$42,618,244	$43,834,169
Covered loans	$12,136	$583	$7,452	$1,232	$7,079	$28,482	$698,277	$726,759
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy. The following table provides a breakout of all TDRs, including nonaccrual loans, loans classified as held for sale and covered loans, at December 31, 2013 and 2012.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$5	$—	$—	$20,498	$20,503	$25,543	$46,046
Real estate – construction	32	50	—	181	263	3,719	3,982
Commercial real estate – mortgage	2,345	—	—	13,910	16,255	57,382	73,637
Residential real estate – mortgage	3,755	2,747	760	30,492	37,754	66,974	104,728
Equity lines of credit	—	—	—	24,592	24,592	—	24,592
Equity loans	1,799	1,022	557	12,823	16,201	39,472	55,673
Credit card	—	—	—	—	—	—	—
Consumer – direct	—	—	—	90	90	91	181
Consumer – indirect	—	—	—	1,443	1,443	—	1,443
Total loans	$7,936	$3,819	$1,317	$104,029	$117,101	$193,181	$310,282
Covered loans	$21	$—	$—	$5,428	$5,449	$3,434	$8,883
Loans held for sale	$—	$—	$—	$3,637	$3,637	$—	$3,637

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$207	$45,041	$45,248	$17,625	$62,873
Real estate – construction	—	—	—	28,423	28,423	49,215	77,638
Commercial real estate – mortgage	—	—	—	47,015	47,015	56,520	103,535
Residential real estate – mortgage	4,742	2,695	482	28,895	36,814	83,465	120,279
Equity lines of credit	—	—	—	—	—	—	—
Equity loans	1,027	370	173	2,251	3,821	20,359	24,180
Credit card	—	—	—	—	—	—	—
Consumer – direct	5	—	—	—	5	133	138
Consumer – indirect	—	—	—	—	—	—	—
Total loans	$5,774	$3,065	$862	$151,625	$161,326	$227,317	$388,643
Covered loans	$3	$1	$—	$312	$316	$7,075	$7,391
As of December 31, 2012 there were no loans held for sale classified as TDRs.
Modifications to a borrower’s debt agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2013, $29.6 million of TDR modifications included an interest rate concession and $63.7 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2012, $38.6 million of TDR modifications included an interest rate concession and $61.3 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs during the years ended December 31, 2013, 2012 and 2011, excluding loans classified as held for sale.

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	9	$6,464	8	$23,828	106	$164,466
Real estate – construction	3	2,409	21	13,334	131	274,348
Commercial real estate – mortgage	19	5,215	18	25,001	133	200,133
Residential real estate – mortgage	216	29,637	139	28,343	206	59,211
Equity lines of credit	512	25,281	3	2	—	—
Equity loans	438	21,387	127	9,190	76	13,320
Credit card	—	—	1	—	—	—
Consumer – direct	19	157	2	136	6	377
Consumer – indirect	429	2,481	—	—	—	—
Covered	6	259	5	34	52	35,187
A national bank regulatory agency has issued guidance that requires certain loans that have been discharged in bankruptcy and not reaffirmed by the borrower to be accounted for as nonperforming TDRs and charged-down to their collateral value. During the second quarter of 2013, the Company concluded that $52.6 million of loans that had been discharged in bankruptcy and not reaffirmed by the borrower should be classified as nonperforming TDRs. These loans were primarily performing loans and included residential real estate-mortgage, equity lines of credit, equity loans and consumer indirect loans, and are included in the table above. The Company elected not to charge-off these loans since a majority of borrowers continue to make payments on the loans. Prior to this change in classification, the allowance for loan losses for these loans was calculated by collectively evaluating for impairment based on historical loss experience. The Company estimated the allowance for loan losses for these loans based on collateral shortfall and accordingly the allowance for loan losses was increased by $33.5 million during the second quarter of 2013.
For the years ended December 31, 2013 and 2012, charge-offs and changes to the allowance related to modifications classified as TDRs, excluding the nonreaffirmed loans discharged in bankruptcy, were not material.
The Company considers TDRs aged 90 days or more past due, charged off or classified as nonaccrual subsequent to modification, where the loan was not classified as a nonperforming loan at the time of modification, as subsequently defaulted.

The following tables provide a summary of initial subsequent defaults that occurred during the years ended December 31, 2013, 2012 and 2011 that occurred within one year of the restructure date. The table excludes loans classified as held for sale as of period-end and includes loans no longer in default as of year-end.

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	1	$9,531	—	$—	6	$1,001
Real estate – construction	—	—	4	1,792	5	1,308
Commercial real estate – mortgage	2	529	13	24,289	4	875
Residential real estate – mortgage	14	2,500	12	2,619	18	3,843
Equity lines of credit	5	309	—	—	—	—
Equity loans	7	447	8	692	8	1,637
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	—	—	—
Consumer – indirect	—	—	—	—	—	—
Covered loans	1	35	2	2,051	5	54,756
The Company’s allowance for loan losses is largely driven by updated risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both commercial and consumer portfolios.  As such, the provision for loan losses is impacted primarily by changes in borrower payment performance rather than TDR classification.  In addition, all commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At December 31, 2013 and 2012, there were $3.9 million and $6.5 million, respectively, of commitments to lend additional funds to borrowers owing loans whose terms have been modified in a TDR.
(5) Loan Sales and Servicing
The following table presents the composition of the loans held for sale portfolio at December 31, 2013 and 2012.

	2013	2012
	(In Thousands)
Loans held for sale:
Real estate – construction	$4,447	$877
Commercial real estate – mortgage	2,912	9,017
Residential real estate – mortgage	139,750	312,171
Total loans held for sale	$147,109	$322,065
During the years ended December 31, 2013, 2012 and 2011 the Company transferred loans, with a recorded balance immediately preceding the transfer, totaling $124 million, $316 million and $52 million, respectively, from the held for investment portfolio to loans held for sale. The Company recognized charge-offs upon transfer of these loans totaling $32.5 million, $111.3 million and $7.2 million, during the years ended December 31, 2013, 2012 and 2011, respectively. The Company sold loans and loans held for sale with a recorded balance of $204 million, $352 million and $326 million, excluding loans originated for sale in the secondary market, during the years ended December 31, 2013, 2012 and 2011, respectively.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $1.6 billion, $1.2 billion and $550 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recognized net gains of $21.5 million, $48.7 million and $16.0 million, on the sale of residential mortgage loans originated for sale during 2013, 2012, and

2011, respectively. These gains were recorded in mortgage banking income in the Company’s Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During 2013, 2012, and 2011, the Company sold $1.5 billion, $1.1 billion and $462 million, respectively, of residential mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of debtors to pay when due. At December 31, 2013, 2012, and 2011, the Company was servicing $2.7 billion, $1.5 billion, and $451 million, respectively, of residential mortgage loans sold with retained servicing. These loans are not included in loans on the Company’s Consolidated Balance Sheets.
In connection with residential mortgage loans sold with retained servicing, the Company receives annual servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $10.5 million, $2.0 million and $232 thousand during 2013, 2012 and 2011, respectively, as a component of other noninterest income in the Company’s Consolidated Statements of Income. At December 31, 2013, 2012, and 2011 the Company had recorded $30 million, $13 million, and $4 million of servicing assets, respectively, under the fair value method in other assets on the Company’s Consolidated Balance Sheets.
The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining rates, the value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. During periods of rising interest rates, the fair value of mortgage servicing rights generally increases due to reduced refinance activity. The Company maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio.  This strategy includes the purchase of various trading securities.  The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these securities are expected to economically hedge a portion of the change in the value of the MSR portfolio.
The following table is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Carrying value, January 1	$13,255	$4,264	$—
Additions	16,746	11,472	4,633
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	1,634	(1,512)	(295)
Due to other changes in fair value (1)	(1,570)	(969)	(74)
Carrying value, December 31	$30,065	$13,255	$4,264

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 20, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.

At December 31, 2013 and 2012, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	2013	2012
	(Dollars in Thousands)
Fair value of residential mortgage servicing rights	$30,065	$13,255
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.4%	97.1%
Adjustable rate mortgage loans	3.6	2.9
Total	100.0%	100.0%
Weighted average life (in years)	6.9	5.6
Prepayment speed:	8.8%	12.0%
Effect on fair value of a 10% increase	(743)	(541)
Effect on fair value of a 20% increase	(1,492)	(1,042)
Weighted average discount rate:	10.0%	10.0%
Effect on fair value of a 10% increase	(1,167)	(434)
Effect on fair value of a 20% increase	(2,247)	(840)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change.
(6) Premises and Equipment
A summary of the Company’s premises and equipment at December 31, 2013 and 2012 follows.

	2013	2012
	(In Thousands)
Land	$340,181	$346,236
Buildings	566,785	563,925
Furniture, fixtures and equipment	403,881	366,177
Software	567,366	437,844
Leasehold improvements	156,261	133,618
Construction / projects in progress	110,916	162,353
	2,145,390	2,010,153
Less: Accumulated depreciation and amortization	724,402	576,192
Total premises and equipment	$1,420,988	$1,433,961
The Company recognized $169.5 million, $135.8 million and $114.0 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2013, 2012 and 2011, respectively.
(7) Bank Owned Life Insurance
The Company maintains life insurance policies on certain of its executives and employees. At December 31, 2013 and 2012, the cash surrender values on the underlying life insurance policies totaled $683 million and $672 million, respectively, which are recorded as bank owned life insurance on the Company’s Consolidated Balance Sheets. These cash surrender values are classified separately from related split dollar life insurance arrangements of $6 million and $7 million at December 31, 2013 and 2012, respectively, which are recorded on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Changes to the underlying cash surrender value are recorded in noninterest income in the Company’s Consolidated Statements of Income and for the years ended December 31, 2013, 2012 and 2011 totaled $17.7 million, $20.3 million and $21.1 million, respectively.

(8) Goodwill and Other Acquired Intangible Assets
A summary of the activity related to the Company’s goodwill for the year ended December 31, 2013 and 2012 follows.

	2013	2012
	(In Thousands)
Balance, January 1:
Goodwill	$9,734,348	$9,739,959
Accumulated impairment losses	(4,762,703)	(4,762,703)
Goodwill, net at January 1	4,971,645	4,977,256
Annual activity:
Goodwill acquired during the year	—	3,589
Disposition adjustments	—	(9,200)
Impairment losses	—	—
Balance, December 31:
Goodwill	9,734,348	9,734,348
Accumulated impairment losses	(4,762,703)	(4,762,703)
Goodwill, net at December 31	$4,971,645	$4,971,645
During the 2012 year, through an asset sale, the Company sold its insurance business unit, specializing in property and casualty insurance sales. As a result of the sale of the insurance business unit, the Company derecognized $9.2 million of goodwill attributable to this business unit. Additionally during 2012, the Company made a $3.6 million payment related to a previously executed acquisition agreement. This payment was recognized as goodwill.
In accordance with the applicable accounting guidance, the Company performs annual tests to identify potential impairment of goodwill. The tests are required to be performed annually and more frequently if events or circumstances indicate a potential impairment may exist. In step one of the impairment test, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is required to be performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of goodwill attributable to each reporting unit to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; an entity allocates the fair value determined in step one for the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
The Company tested its identified reporting units with goodwill for impairment as of October 31, 2013, April 30, 2013, and October 31, 2012. Each of these tests indicated no goodwill impairment was required in any of the Company’s identified reporting units. During the year ended December 31, 2011, the Company recognized goodwill impairment of $2.0 billion within all of its then identified reporting units, including: Retail Banking - $810.5 million, Commercial Banking - $640.1 million, Wealth Management - $285.8 million, Corporate and Investment Banking - $249.4 million and Insurance - $18.0 million.
At December 31, 2013, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Wealth and Retail Banking - $2.0 billion, Commercial Banking - $2.4 billion, and Corporate and Investment Banking - $568 million. During 2013, the Company reorganized its management reporting structure for its previously identified reporting unit Wealth Management, designating the division's responsibility to the Retail reporting unit. In connection with this reorganization, management consolidated the goodwill balances of Wealth Management into the Wealth and Retail Banking reporting unit, resulting in $390 million of goodwill being included in the newly reorganized Wealth and Retail Banking reporting unit.
Through December 31, 2013, the Company had recognized accumulated goodwill impairment losses within its three identified reporting units with goodwill of $1.4 billion, $2.5 billion, and $249 million within the Wealth and Retail

Banking, Commercial Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $695 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
Both the step one fair values of the reporting units and the step two allocations of the fair values of the reporting units’ assets and liabilities are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the step one valuation are a key valuation assumption. In the Company’s step one test at October 31, 2013, the combined carrying value of the reporting units with goodwill exceeded the combined fair value by approximately $664 million. If the discount rates used in the step one test were increased by 50 basis points and 100 basis points, the $664 million excess carrying value would decrease to a deficit to fair value of $206 million and $966 million, respectively.
A further protracted stagnation of the U.S. and global economies during 2014, especially in the banking sector, could further negatively impact future goodwill impairment tests for the Company, resulting in additional goodwill impairment charges.
In addition to goodwill, the Company also has finite-lived intangible assets in the form of core deposit intangibles and other identifiable intangibles. These core deposit intangibles and other identifiable intangibles are amortized over their estimated useful lives, which, at December 31, 2013, approximated 3.9 years for core deposit intangibles and 2.9 years for other identifiable intangible assets. The Company reviews intangible assets for possible impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.
Intangible assets as of December 31, 2013 and 2012 are detailed in the following table.

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In Thousands)
Other intangible assets:
Core deposit intangibles	$772,024	$670,710	$101,314	$807,924	$650,763	$157,161
Other identifiable intangibles	37,847	30,121	7,726	42,447	29,877	12,570
Total other intangible assets	$809,871	$700,831	$109,040	$850,371	$680,640	$169,731
The Company recognized $60.7 million, $91.7 million and $108.3 million of intangible amortization expense during the years ended December 31, 2013, 2012 and 2011, respectively. Intangible amortization expense for the years ending December 31, 2014 through December 31, 2018, is estimated to be $46.7 million, $36.3 million, $13.8 million, $7.6 million, and $4.7 million, respectively.
(9) Deposits
Time deposits of less than $100,000 totaled $3.9 billion at December 31, 2013, while time deposits of $100,000 or more totaled $8.1 billion. At December 31, 2013, the scheduled maturities of time deposits were as follows.

(In Thousands)
2014	$6,641,678
2015	2,295,415
2016	931,127
2017	794,233
2018	813,945
Thereafter	490,633
Total	$11,967,031

At December 31, 2013 and 2012, demand deposit overdrafts reclassified to loans totaled $14 million and $13 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2013, the Company also had $4.8 billion of standby letters of credit issued by the FHLB to secure public deposits.
(10) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2013
Federal funds purchased	$704,190	0.26%	$815,541	$1,022,735
Securities sold under agreements to repurchase	148,380	0.01	164,218	456,263
Total	852,570		979,759	1,478,998
Other short-term borrowings	5,591	2.48	12,739	28,630
Total short-term borrowings	$858,161		$992,498	$1,507,628
As of and for the year ended
December 31, 2012
Federal funds purchased	$901,980	0.26%	$1,048,741	$1,347,795
Securities sold under agreements to repurchase	199,611	0.04	177,560	211,055
Total	1,101,591		1,226,301	1,558,850
Other short-term borrowings	3,763	—	15,617	29,295
Total short-term borrowings	$1,105,354		$1,241,918	$1,588,145

(11) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings at December 31, 2013 and 2012, including maturities and interest rates as of December 31, 2013.

		December 31,
	Maturity Dates	2013	2012
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 0.56%)	2016-2021	$525,000	$525,000
Fixed rate (weighted average rate of 1.19%)	2014-2035	2,949,595	2,725,836
Unamortized discount		(351)	(647)
Total FHLB advances		3,474,244	3,250,189
Subordinated debentures:
6.40% subordinated debentures	2017	350,000	350,000
5.90% subordinated debentures	2026	71,086	125,000
5.50% subordinated debentures	2020	227,764	300,000
Fair value of hedged subordinated debentures		84,567	154,316
Net unamortized discount		(12,719)	(20,334)
Total subordinated debentures		720,698	908,982
Capital securities:
LIBOR plus 2.85% floating rate debentures payable to Texas Regional Statutory Trust I (1)	2034	51,547	51,547
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I (1)	2034	25,774	25,774
LIBOR plus 3.05% floating rate debentures payable to State National Capital Trust I (1)	2033	15,470	15,470
LIBOR plus 2.79% floating rate debentures payable to State National Statutory Trust II (1)	2034	10,310	10,310
10.18% fixed rate debentures payable to Riverway Holdings Capital Trust I (1)	2031	—	10,310
Unamortized premium		664	697
Total capital securities		103,765	114,108
Total FHLB and other borrowings		$4,298,707	$4,273,279

(1)	Majority of amounts qualify for Tier 1 Capital.
In May 2013, the Company completed a tender offer to purchase $53.9 million of the Company's 5.90% subordinated debentures due 2026 and $72.2 million in aggregate principal amount of the Company’s 5.50% subordinated debentures due 2020.  The tender offer resulted in a partial extinguishment of the Bank’s outstanding 2026 and 2020 subordinated debentures.  A gain of $23.6 million related to the partial extinguishment was recorded in noninterest income for the year ended December 31, 2013.
In June 2013, the Company redeemed its 10.18% fixed rate capital securities due 2031. The aggregate principal amount of these notes was approximately $10 million.
In May 2012, the Company completed a tender offer to purchase $150 million in aggregate principal amount of the Company’s 5.90% subordinated debentures due 2026.  The tender offer resulted in a partial extinguishment of the Bank’s outstanding 2026 subordinated debentures.  A gain of $38.4 million related to the partial extinguishment was recorded in noninterest income for the year ended December 31, 2012.

The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged subordinated debentures and unamortized discounts and premiums, as of December 31, 2013.

	FHLB Advances	Subordinated Debentures	Capital Securities
	(In Thousands)
Maturing:
2014	$751,595	$—	$—
2015	1,048,793	—	—
2016	1,012,588	—	—
2017	128	433,669	—
2018	325,021	—	—
Thereafter	336,119	287,029	103,765
Total	$3,474,244	$720,698	$103,765
(12) Capital Securities and Preferred Stock
Capital Securities
At December 31, 2013, the Company had four subsidiary business trusts (TexasBanc Capital Trust I, State National Capital Trust I, State National Statutory Trust II and Texas Regional Statutory Trust I) as noted in Note 11, FHLB and Other Borrowings, which had issued Trust Preferred Securities. As guarantor, the Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, the redemption price when the Trust Preferred Securities are called for redemption, and amounts due if a trust is liquidated or terminated.
The Company owns all of the outstanding common stock of each of the four trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent. These Capital Securities are the trusts’ only assets, and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In accordance with ASC Topic 810, the subsidiary business trusts are not consolidated by the Company. The Capital Securities are included as FHLB and other borrowings on the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012.
The Trust Preferred Securities must be redeemed when the related Capital Securities mature, or earlier, if provided in the governing indenture. Each issue of Trust Preferred Securities carries an interest rate identical to that of the related Capital Securities. The Trust Preferred Securities qualify as Tier 1 Capital, subject to regulatory limitations, under guidelines established by the Federal Reserve.
All of the subsidiary business trusts have the right to redeem their Trust Preferred Securities currently.
Class B Preferred Stock
In December 2000, a subsidiary of the Company issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $24 million at both December 31, 2013 and 2012, respectively, and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock qualifies as Tier 1 Capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
The Preferred Stock is redeemable for cash, at the option of the subsidiary, in whole or in part, at any time on or after June 15, 2021. Prior to June 15, 2021, the Preferred Stock is not redeemable, except that prior to such date, the Preferred Stock may be redeemed for cash, at the option of the subsidiary, in whole but not in part, only upon the occurrence of certain tax or regulatory events. Any such redemption is subject to the prior approval of the Federal Reserve. The Preferred Stock is not redeemable at the option of the holders thereof at any time.

(13) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset fair value amounts under master netting agreements. See Note 1, Summary of Significant Accounting Policies, for additional information on the Company’s accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a gross basis as of December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$423,950	$67,623	$—	$550,000	$140,768	$—
Total fair value hedges		67,623	—		140,768	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	200,000	3,652	—	200,000	5,570	—
Swaps related to FHLB advances	320,000	—	11,862	320,000	—	26,221
Total cash flow hedges		3,652	11,862		5,570	26,221
Total derivatives designated as hedging instruments		$71,275	$11,862		$146,338	$26,221

Free-standing derivatives not designated as hedging instruments:
Free-standing derivative instruments-risk management and other purposes:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$171,364	$1,727	$56	$432,112	$209	$935
Equity contracts:
Purchased equity option related to equity-linked CDs	588,377	47,875	—	237,526	23,361	—
Swap associated with sale of Visa, Inc. Class B shares	49,748	—	1,244	33,864	—	827
Foreign exchange contracts:
Forwards related to commercial loans	424,797	1,072	2,690	275,689	641	1,415
Spots related to commercial loans	41,133	55	56		—	—
Total free-standing derivative instruments-risk management and other purposes		$50,729	$4,046		$24,211	$3,177
Free-standing derivative instruments – customer accommodation:
Futures contracts (3)	$657,000	$—	$—	$1,219,000	$—	$—
Interest rate lock commitments	129,791	947	57	296,566	5,094	78
Written equity option related to equity-linked CDs	576,196	—	46,573	229,181	—	22,416
Trading account assets and liabilities:
Interest rate contracts for customers	13,474,347	262,578	200,899	13,987,883	431,765	377,655
Commodity contracts for customers	906,650	23,132	18,373	1,953,574	80,004	75,842
Foreign exchange contracts for customers	145,175	4,450	3,894	187,704	3,519	3,414
Total trading account assets and liabilities		290,160	223,166		515,288	456,911
Total free-standing derivative instruments- customer accommodations		$291,107	$269,796		$520,382	$479,405

(1)
Derivative assets, except for trading account assets that are recorded as a component of trading account assets on the Consolidated Balance Sheets, are recorded in other assets on the Company’s Consolidated Balance Sheets.

(2)	Derivative liabilities are recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

(3)	Changes in fair value are cash settled daily; therefore, there is no ending balance at any given reporting period.

Hedging Derivatives
The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. For those financial instruments that qualify and are designated as a hedging relationship, either a fair value hedge or cash flow hedge, the effect of interest rate movements on the hedged assets or liabilities will generally be offset by the derivative instrument. See Note 1, Summary of Significant Accounting Policies, for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
Fair Value Hedges
The Company enters into fair value hedging relationships using interest rate swaps to mitigate the Company’s exposure to losses in value as interest rates change. Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps that relate to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.
Interest rate swaps are used to convert the Company’s fixed rate long-term debt to a variable rate. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The Company recognized approximately $1.3 million, $814 thousand and $4.6 million of fair value hedging gains as a result of hedge ineffectiveness for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized decreases of $24.0 million, $29.4 million and $39.2 million, respectively, to interest expense related to interest rate swaps accounted for as fair value hedges.
The Company recognized no gains or losses for the years ended December 31, 2013, 2012 and 2011 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2013, the fair value hedges had a weighted average expected remaining term of 5.5 years.
During the year ended December 31, 2013, the Company partially extinguished $126 million in aggregate principal amount of subordinated debentures. In connection with this extinguishment, the Company unwound $126 million of swaps associated with this issuance. See Note 11, FHLB and Other Borrowings, for further discussion.
During the year ended December 31, 2012, the Company partially extinguished $150 million in aggregate principal amount of subordinated debentures. In connection with this extinguishment, the Company unwound $150 million of swaps associated with this issuance. See Note 11, FHLB and Other Borrowings, for further discussion.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges included in the Company’s Consolidated Statements of Income.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2013	2012	2011
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(37,191)	$(6,500)	$83,151
Hedged long term debt	Interest on FHLB and other borrowings	38,444	7,314	(78,504)
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	22,781	28,628	34,550

Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the years ended December 31, 2013, 2012 and 2011. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2013, 2012 and 2011.
For the years ended December 31, 2013, 2012 and 2011, the Company reclassified from accumulated other comprehensive income (loss) to interest income $(5.0) million, $2.3 million and $7.7 million, respectively, related to interest rate swaps and floors accounted for as cash flow hedges. At December 31, 2013, cash flow hedges not terminated had a net fair value of $8.2 million and a weighted average life of 3.5 years. Based on the current interest rate environment, $1.7 million of losses are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 7.6 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Consolidated Balance Sheets and the Company’s Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

	Gain (Loss) for the Years Ended
	December 31,
	2013	2012	2011
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$8,098	$(2,824)	$(1,844)
Amount reclassified from accumulated other comprehensive income into net interest income	(4,956)	2,261	7,727
Amount of ineffectiveness recognized in net interest income	—	—	—
Derivatives Not Designated As Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges as part of the Company’s overall risk management strategy or to facilitate client needs. Economic hedges are those that do not qualify to be treated as a fair value hedge, cash flow hedge or foreign currency hedge for accounting purposes, but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company.
The Company also enters into a variety of interest rate contracts, commodity contracts and foreign exchange contracts in its trading activities. The primary purpose for using these derivative instruments in the trading account is to facilitate customer transactions. The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in noninterest income as corporate and correspondent investment sales in the Company’s Consolidated Statements of Income.
Free-Standing Derivative Instruments – Risk Management and Other Purposes
The Company enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income.

In conjunction with the sale of its Visa, Inc. Class B shares in 2009, the Company entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative.
The Company offers its customers equity-linked CDs that have a return linked to equity indices. Under appropriate accounting guidance, a CD that pays interest based on changes in an equity index is a hybrid instrument that requires separation into a host contract (the CD) and an embedded derivative contract (written equity call option). The Company has entered into an offsetting derivative contract in order to economically hedge the exposure related to the issuance of equity-linked CDs. Both the embedded derivative and derivative contract entered into by the Company are recorded at fair value with offsetting gains and losses recognized within noninterest expense in the Company’s Consolidated Statements of Income. The embedded derivative is classified as a free-standing derivative instrument to accommodate customers while the offsetting derivative contract intended to hedge the Company’s exposure is classified as a free-standing derivative instrument for risk management and other purposes.
The Company also enters into foreign currency contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to its funding of commercial loans in foreign currencies.
The net gains and losses recorded in the Company’s Consolidated Statements of Income from free-standing derivative instruments used for risk management and other purposes are summarized in the following table for the years ended December 31, 2013, 2012 and 2011.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2013	2012	2011
		(In Thousands)
Interest rate contracts:
Forward and option contracts related to residential mortgage loans held for sale	Mortgage banking income	$2,344	$(1,225)	$(2,251)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other noninterest expense	24,514	2,209	(3,419)
Foreign currency contracts:
Forward contracts related to commercial loans	Corporate and correspondent investment sales	(4,460)	(1,975)	539
Spot contracts related to commercial loans	Corporate and correspondent investment sales	469	—	—
Free-Standing Derivative Instruments – Customer Accommodation
The majority of free-standing derivative instruments the Company enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Company’s Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. The Company may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with high-quality counterparties with substantially matching terms. Revaluation gains and losses on commodity and other commercial customer derivative contracts are recorded as a component of corporate and correspondent investment sales in the Company’s Consolidated Statements of Income.
Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments, and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income.
As previously noted, the Company offers its customers equity-linked CDs that have a return linked to equity indices. The embedded derivative is classified as a free-standing derivative instrument to accommodate customers.

The net gains and losses recorded in the Company’s Consolidated Statements of Income relating to free-standing derivative instruments used as a customer accommodation are summarized in the following table for the years ended December 31, 2013, 2012 and 2011.

		Gain (Loss) For the Year Ended
		December 31,
	Consolidated Statements of Income Caption	2013	2012	2011
		(In Thousands)
Futures contracts	Corporate and correspondent investment sales	$172	$(1,622)	$(3,437)
Interest rate contracts:
Interest rate contracts for customers	Corporate and correspondent investment sales	31,271	28,755	(6,749)
Interest rate lock commitments	Mortgage banking income	(4,126)	2,925	1,905
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	26	982	4,846
Foreign currency contracts:
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	624	143	60
Equity contracts:
Written equity option related to equity-linked CDs	Other noninterest expense	(24,158)	(1,942)	3,672
Derivatives Credit and Market Risks
By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Company’s fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Company and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically. Credit losses are also mitigated through collateral agreements and other contract provisions with derivative counterparties.
Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
The Company’s derivatives activities are monitored by its Asset/Liability Committee as part of its risk-management oversight of the Company’s treasury function. The Company’s Asset/Liability Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2013, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $290 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $5.2 million, $7.2 million and $11.5 million in credit losses associated with derivative instruments classified as trading for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there were $54 thousand nonperforming derivative positions classified as trading and at December 31, 2012 there were no nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions have credit risk of $72 million, which does not take into consideration master netting arrangements or the value of the collateral.

There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2013 and 2012, the Company had recorded the right to reclaim cash collateral of $26 million and $77 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $38 million and $30 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2013 was $57 million for which the Company has collateral requirements of $54 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, the Company’s collateral requirements to its counterparties would increase by $3 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2012 was $186 million for which the Company had collateral requirements of $182 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012, the Company’s collateral requirements to its counterparties would have increased by $4 million.
(14) Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Derivatives
In conjunction with the derivative and hedging activity discussed in Note 13 Derivatives and Hedging, the Company is party to master netting arrangements with its financial institution counterparties for some of its derivative and hedging activities. The Company does not offset assets and liabilities under these master netting arrangements for financial statement presentation purposes. The master netting arrangements provide for single net settlement of all derivative instrument arrangements, as well as collateral, in the event of default, or termination of, any one contract with the respective counterparties. Cash collateral is usually posted by the counterparty with a net liability position in accordance with contract thresholds.
Securities Sold Under Agreements to Repurchase
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities. The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Balance Sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts available for sale. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2013 and 2012, the Company has no repurchase agreements that were subject to enforceable master netting arrangements.

The following represents the Company’s assets/liabilities subject to an enforceable master netting arrangement as of December 31, 2013 and December 31, 2012. The derivative instruments the Company has with its customers are not subject to an enforceable master netting arrangement.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2013
Derivative financial assets:
Total derivatives subject to a master netting arrangement	$192,771	$—	$192,771	$7,723	$37,189	$147,859
Total derivatives not subject to a master netting arrangement	220,340	—	220,340	—	—	220,340
Total derivative financial assets	$413,111	$—	$413,111	$7,723	$37,189	$368,199

Derivative financial liabilities:
Total derivatives subject to a master netting arrangement	$200,207	$—	$200,207	$46,466	$25,910	$127,831
Total derivatives not subject to a master netting arrangement	85,497	—	85,497	—	—	85,497
Total derivative financial liabilities	$285,704	$—	$285,704	$46,466	$25,910	$213,328

December 31, 2012
Derivative financial assets:
Total derivatives subject to a master netting arrangement	$216,760	$—	$216,760	$146,127	$70,633	$—
Total derivatives not subject to a master netting arrangement	474,171	—	474,171	—	—	474,171
Total derivative financial assets	$690,931	$—	$690,931	$146,127	$70,633	$474,171

Derivative financial liabilities:
Total derivatives subject to a master netting arrangement	$414,701	$—	$414,701	$—	$29,936	$384,765
Total derivatives not subject to a master netting arrangement	94,102	—	94,102	—	—	94,102
Total derivative financial liabilities	$508,803	$—	$508,803	$—	$29,936	$478,867

(1)
The actual amount of collateral received/pledged is limited to the derivative asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(15) Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases certain facilities and equipment for use in its businesses. The leases for facilities are generally for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of five years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2013, the Company had $32.8 million of assets recorded as capital leases for which $14.9 million of accumulated depreciated had been recognized.
The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2013:

	Operating Lease	Capital Lease
	(In Thousands)
2014	$61,210	$2,907
2015	55,947	2,147
2016	51,347	2,188
2017	45,692	2,272
2018	39,643	2,336
Thereafter	214,278	18,583
Total	$468,117	$30,433
The Company incurred lease expense of $66.8 million, $64.6 million and $62.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received lease income of $5.4 million, $4.5 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to space leased to third parties.
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit as of December 31:

	2013	2012
	(In Thousands)
Commitments to extend credit	$26,545,608	$20,965,717
Standby and commercial letters of credit	2,093,159	2,306,556
Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years.
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At December 31, 2013 and 2012, the recorded amount of these deferred fees was $4.9 million and $11.3 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2013, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $2.1 billion. At both December 31, 2013 and 2012, the Company had $76 million of reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At December 31, 2013 and 2012, the amount of potential recourse was $20 million, of which the Company had reserved $738 thousand and $513 thousand, respectively, which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. The Company recorded $1 million and $2 million of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold at December 31, 2013 and 2012, respectively.
Loss Sharing Agreement
In connection with the Guaranty acquisition, the Bank entered into loss sharing agreements with the FDIC that covered approximately $9.7 billion of loans and OREO, excluding the impact of purchase accounting adjustments. In accordance with the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to the acquired loans and acquired OREO begins with the first dollar of incurred losses, as defined in the loss sharing agreements. The terms of the loss sharing agreements provide that the FDIC will reimburse the Bank for 80% of incurred losses up to $2.3 billion and 95% of incurred losses in excess of $2.3 billion. Gains and recoveries on covered assets offset incurred losses, or are paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans.
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss share agreements are in effect. At December 31, 2013 and December 31, 2012, the Company estimates the potential amount of payment due to the FDIC in 2019, at the end of the loss share agreements, to be $140 million and $123 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
Legal and Regulatory Proceedings
In the ordinary course of business, the Company is subject to legal proceedings, including claims, litigation, investigations and administrative proceedings, all of which are considered incidental to the normal conduct of business. The Company believes it has substantial defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously against such legal proceedings.
Set forth below are descriptions of certain of the Company’s legal proceedings.
In October 2010, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Florida, Stephen T. Anderson, on behalf of himself and others so situated v. Compass Bank, wherein the plaintiff alleges the Company inappropriately assessed and collected overdraft and insufficient fund fees. On June 27, 2012, the parties agreed to settle this matter as a nationwide class of consumer customers for $11.5 million. The settlement was contingent upon court approval. The court granted preliminary approval on March 18, 2013, and the $11.5 million settlement amount was paid into escrow on March 29, 2013. Notice was provided to the class members in April 2013. The deadline to object to or opt out of the settlement was June 6, 2013. The court granted final approval on August 7, 2013. The deadline to file a claim was September 30, 2013. Individual settlement payments were distributed to the class members during the week of January 6, 2014, concluding this matter.
In February 2012, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas, Kevin Vaughan, on behalf of himself and all others similarly situated v. Compass Bank, wherein the plaintiff alleges the Company denied earned wages, including overtime pay, to its MBOs, and discouraged MBOs from entering more than 40 hours per workweek in the timekeeping system. The plaintiff seeks unspecified monetary relief. This case was stayed pending a decision from the Fifth Circuit on appeal of the NLRB'a decision invalidating class action waivers as violating employees' collective bargaining rights under the National Labor Relations Act. On December 3, 2013, the Fifth Circuit overturned the NLRB’s decision. This matter will become a single plaintiff arbitration. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In May 2012, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Western District of Texas, Jacqueline Garza, on behalf of herself and similarly situated employees v. BBVA Bancomer USA, Inc. and Compass Bank, wherein the plaintiff alleges the Company denied overtime pay to its Assistant Branch Managers who were allegedly improperly classified as exempt from the overtime pay mandates of the Fair Labor Standards Act. The plaintiff seeks unspecified monetary relief. This case was stayed pending a decision from the Fifth Circuit on appeal of the NLRB decision invalidating class action waivers as violating employees' collective bargaining rights under the National Labor Relations Act. On December 3, 2013, the Fifth Circuit overturned the NLRB’s decision. This matter will become a single plaintiff arbitration. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In November 2012, the Company was named as a defendant in a putative class action lawsuit filed in the Superior Court of the State of California, County of Alameda, Cheryl Deaver, on behalf of herself and others so situated v. Compass Bank, wherein the plaintiff alleges the Company failed to provide lawful meal periods or wages in lieu thereof, full compensation for hours worked, or timely wages due at termination (the plaintiff had previously filed a similar lawsuit in May 2011 which was dismissed without prejudice when the plaintiff failed to meet certain filing deadlines). The plaintiff further alleges that the Company did not comply with wage statement requirements. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In June 2013, the Company was named as a defendant in a lawsuit filed in the United States District Court of the Northern District of Alabama, Intellectual Ventures II, LLC v. BBVA Compass Bancshares, Inc. and BBVA Compass, wherein the plaintiff alleges the Company is infringing five patents owned by the plaintiff and related to the security infrastructure for the Company's online banking services. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
The Company (including the Bank) is or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding the Company’s business. Such matters may result in material adverse consequences, including without limitation adverse judgments, settlements, fines, penalties, orders, injunctions, alterations in the Company’s business practices or other actions, and could result in additional expenses and collateral costs, including reputational damage, which could have a material adverse impact on the Company’s business, consolidated financial position, results of operations or cash flows.
As noted in Note 2 the Company owns all of the outstanding stock of BSI, a registered broker-dealer. Applicable law limits BSI from deriving more than 25 percent of its gross revenues from underwriting or dealing in bank-ineligible securities (“ineligible revenue”). Prior to the contribution of BSI to the Company in April 2013, BSI’s ineligible revenues in certain periods exceeded the 25 percent limit. It is possible that the Federal Reserve Board may take either formal or informal enforcement action against BSI and the Company and civil money penalties cannot be excluded. At this time, the Company does not know the amount of a potential civil money penalty, if any.
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At December 31, 2013, the Company had accrued legal reserves in the amount of $9 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At December 31, 2013, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.
While the outcome of legal proceedings and the timing of the ultimate resolution are inherently difficult to predict, based on information currently available, advice of counsel and available insurance coverage, the Company believes that it has established adequate legal reserves. Further, based upon available information, the Company is of the opinion that these legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.
Income Tax Review
The Company is subject to review and examination from various tax authorities. The Company is currently under examination by the IRS and a number of states, and has received notices of proposed adjustments related to federal and state income taxes due for prior years. Management believes that adequate provisions for income taxes have been recorded. Refer to Note 19, Income Taxes, for additional information on various tax audits.
(16) Regulatory Matters and Dividends from Subsidiaries
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action and the Gramm-Leach-Bliley Act, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by the regulators to ensure capital adequacy require the Company and the Bank to maintain minimum Tier 1 Risk-Based capital ratio of at least 4% of risk-weighted assets, minimum Total Risk-Based capital ratio of at least 8% of risk-weighted assets and a minimum leverage ratio of 4% of adjusted quarterly assets.
At December 31, 2013, the regulatory capital ratios of the Company and the Bank exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking laws. To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum Total Risk-Based Capital, Tier 1 Risk-Based Capital and leverage ratios of at least 10%, 6% and 5%, respectively.

The following table presents the actual capital amounts and ratios of the Company and the Bank at December 31, 2013 and 2012.

	Total Risk-Based Capital		Tier 1 Risk-Based Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2013
BBVA Compass Bancshares, Inc. (formerly known as BBVA USA Bancshares, Inc.) (1)	$7,822,858	13.74%	$6,613,885	11.62%	$6,613,885	9.87%
Compass Bank	7,517,829	13.23%	6,310,290	11.11%	6,310,290	9.50%
December 31, 2012
BBVA Compass Bancshares, Inc. (formerly known as BBVA USA Bancshares, Inc.) (1)	$7,296,721	14.28%	$5,969,976	11.68%	$5,969,976	9.43%
BBVA Compass Bancshares, Inc. (1)	7,269,302	14.22%	5,942,569	11.63%	5,942,569	9.39%
Compass Bank	7,122,274	13.94%	5,795,780	11.34%	5,795,780	9.16%

(1)
At December 31, 2012, the Company operated under a two tier holding company structure that consisted of BBVA USA Bancshares, Inc., the top tier U.S. holding company, which controlled a mid-tier holding company, BBVA Compass Bancshares, Inc. On May 14, 2013, BBVA Compass Bancshares, Inc., the mid-tier holding company, was merged into BBVA USA Bancshares, Inc., the top tier U.S. holding company. Subsequent to the merger, BBVA USA Bancshares, Inc.'s name was changed to BBVA Compass Bancshares, Inc.

Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $1.8 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2013; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2013 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances for the years ended December 31, 2013 and 2012 approximated $3.4 billion and $3.3 billion, respectively.
(17) Stock Based Compensation
The Company awards restricted share units to certain of the Company’s employees payable in ADSs. The vesting period for the restricted share units range from one to three years after the date of grant. Accordingly, the fair value of the restricted share units is expensed over the appropriate vesting period. Fair value represents the closing price of the ADSs on the date of grant. The Company purchases shares from BBVA at fair value to fulfill its obligations with the employee upon vesting. The Company recognized compensation expense in connection with restricted share units awarded of $8.3 million, $6.8 million and $13.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, 2012 and 2011, the Company had $6.3 million, $8.5 million and $6.6 million, respectively, of unrecognized compensation costs related to nonvested restricted common stock granted and expected to vest.

The following summary sets forth the activity related to the restricted share units for the years ended December 31,

	2013		2012		2011
	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price
Nonvested, January 1	1,718,493	$10.42	1,727,384	$13.15	1,452,052	$17.49
Granted	647,503	11.08	1,191,807	9.50	1,632,435	10.20
Vested	(763,999)	10.59	(1,053,265)	13.40	(1,018,581)	13.76
Forfeited	(52,886)	12.80	(147,433)	15.86	(338,522)	15.70
Nonvested, December 31	1,549,111	$10.53	1,718,493	$10.42	1,727,384	$13.15

(18) Benefit Plans
Defined Benefit Plan
The Company sponsors a defined benefit pension plan that is intended to meet the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. Under the plan, vested participants are entitled to a monthly benefit upon retirement equal to a percentage of their eligible compensation (generally defined as direct cash compensation exclusive of bonuses and commissions) earned in the five consecutive years of benefit service that produce the highest average. Prior to January 1, 2003, the percentage amount of the benefit was determined by multiplying the number of years, up to 30, of a participant’s service with the Company by 1.8%. Benefits were reduced by Social Security payments at the rate of 1.8% of the primary Social Security benefit multiplied by years of service up to 30 years. Effective January 1, 2003, participants were given the option to remain in the defined benefit pension plan or move to an enhanced defined contribution plan. For those participants electing to remain in the defined benefit pension plan, the plan was modified to eliminate the Social Security offset feature of the monthly benefit calculation. Under the modified formula, benefits are generally based on years of service, age at retirement and the employee’s average compensation earned in the five consecutive years of service that produce the highest average. Employees of the Company who are over the age of 21 and have worked 1000 hours or more in their first 12 months of employment or 1000 hours or more in any calendar year thereafter are eligible to participate in the plan, except for project consultants, employees of certain insurance and investment management affiliates, and employees hired for the first time by the Company after January 1, 2002. Effective January 1, 2003, the defined benefit pension plan was closed to new participants. Participants are vested in benefits accruing under the plan after five years of qualifying service. Benefits are payable monthly commencing on the later of age 65 or the participant’s date of retirement. Eligible participants with at least five years of service may retire at reduced benefit levels after reaching age 55.

The following tables summarize the Company’s defined benefit pension plan for the years ended December 31, 2013 and 2012.
Obligations and Funded Status

	2013	2012
	(In Thousands)
Change in benefit obligation:
Benefit obligation, January 1	$342,848	$317,075
Service cost	6,262	6,843
Interest cost	13,523	13,464
Actuarial (loss)/gain	(40,770)	14,184
Benefits paid	(9,668)	(8,718)
Benefit obligation, December 31	312,195	342,848
Change in plan assets:
Fair value of plan assets, January 1	366,560	353,056
Actual return on plan assets	(43,196)	22,222
Benefits paid	(9,668)	(8,718)
Fair value of plan assets, December 31	313,696	366,560

Funded status	1,501	23,712
Net actuarial loss	56,633	43,987
Net amount recognized	$58,134	$67,699
Amounts recognized on the Company’s Consolidated Balance Sheets at December 31, 2013 and 2012 consist of:

	2013	2012
	(In Thousands)
Prepaid benefit cost - other assets	$1,501	$23,712
Deferred tax – other assets	20,841	16,139
Accumulated other comprehensive income	35,792	27,848
Net amount recognized	$58,134	$67,699
The accumulated benefit obligation for the Company’s defined benefit pension plan was $283 million and $311 million at December 31, 2013 and 2012, respectively. The Company anticipates amortizing $1.7 million of the actuarial loss from accumulated other comprehensive income over the next twelve months.
The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 are as follows.

	2013	2012	2011
	(In Thousands)
Service cost	$6,262	$6,843	$5,577
Interest cost	13,523	13,464	14,039
Expected return on plan assets	(10,706)	(11,158)	(17,740)
Recognized actuarial loss	486	799	3,431
Net periodic benefit cost	$9,565	$9,948	$5,307

The following table provides additional information related to the Company’s defined benefit pension plan for the years ended December 31, 2013 and 2012.

	2013	2012
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$7,944	$1,377

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.86%	4.03%
Rate of compensation increase	3.25%	3.50%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate	4.03%	4.28%
Expected return on plan assets	2.96%	3.22%
Rate of compensation increase	3.50%	3.50%
To establish the discount rate utilized, the Company performs an analysis of matching anticipated cash flows for the duration of the plan liabilities to third party forward discount curves. To develop the expected return on plan assets, the Company considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with other asset classes in which plan assets are invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the target asset allocation, and a range of expected return on plan assets is developed. Based on this information, the plan’s Retirement Committee sets the discount rate and expected rate of return assumption.
Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2014	$10,666
2015	11,636
2016	12,587
2017	13,519
2018	14,723
2019-2023	90,598
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2013 and include benefits attributable to estimated future employee service.
Plan Assets
The Company’s Retirement Committee sets the investment policy for the defined benefit pension plan and reviews investment performance and asset allocation on a quarterly basis. The current asset allocation for the plan is entirely allocated to fixed income securities, including: U.S Treasury and other U.S. government securities, corporate debt securities and municipal debt securities, as well as cash and cash equivalent securities.

The following table presents the fair value of the Company’s defined benefit pension plan assets as of December 31, 2013.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2013
Assets:
Cash and cash equivalents	$4,368	$4,368	$—	$—
Fixed income securities:
U.S. Treasury and other U.S government agencies	188,147	173,061	15,086	—
States and political subdivisions	9,853	—	9,853	—
Corporate bonds	111,328	—	111,328	—
Total fixed income securities	309,328	173,061	136,267	—
Fair value of plan assets	$313,696	$177,429	$136,267	$—

December 31, 2012
Assets:
Cash and cash equivalents	$4,820	$4,820	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	237,493	219,658	17,835	—
States and political subdivisions	12,263	—	12,263	—
Corporate bonds	111,984	—	111,984	—
Total fixed income securities	361,740	219,658	142,082	—
Fair value of plan assets	$366,560	$224,478	$142,082	$—
In general, the fair value applied to the Company’s defined benefit pension plan assets is based upon quoted market prices or Level 1 measurements, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market based parameters as inputs, or Level 2 measurements. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place, such as projections of future cash flows, loss assumptions and discount rates. See Note 20, Fair Value of Financial Instruments, for a further discussion of the fair value hierarchy.
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $33 million and $36 million at December 31, 2013 and 2012, respectively, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans were $2.0 million, $1.3 million, and $1.3 million for each of the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company had $8.0 million and $10.1 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.
Defined Contribution Profit Sharing Plan
Since January 1, 2003, the Company had sponsored a defined contribution profit sharing plan that was intended to meet the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. During 2002, employees participating in the defined benefit pension plan could choose to participate in the newly established defined contribution profit sharing plan in lieu of accumulating future benefit service in the defined benefit pension plan. The Company made contributions on behalf of each participant in the plan based on eligible pay and years of service. The Company’s contribution ranged from 2% to 4% of the employee’s base pay based on the employee’s years of service. Participation in the plan was limited to employees hired for the first time after January 1, 2002 and those participants in the defined benefit pension plan who, in 2002, chose to forego future accumulation of benefit service. The Company recognized $13.7 million, and $13.6 million of expense related to this defined contribution profit sharing plan for the years ended December 31, 2012 and 2011, respectively. On January 1, 2013, the plan was merged into the Company's employee defined contribution plan.
Employee Defined Contribution Plan
At December 31, 2013, the Company sponsored a defined contribution plan that is intended to meet the requirements of Sections 401(a), 401(k), 409 and 501(a) of the Internal Revenue Code of 1986, as amended, and the requirements of the Employee Retirement Income Security Act of 1974. Under this plan, employees may contribute up to 75% of their compensation on a pretax basis subject to statutory limits. The Company makes matching contributions equal to 100% of the first 3% of compensation deferred, plus 50% of the next 2% of compensation deferred. The Company may make additional non-matching contributions to the plan. The Company’s matching contributions totaled $17.3 million, $17.4 million and $16.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not make non-matching contributions in 2013, 2012 or 2011. Company matching contributions are vested immediately for employees. Company non-matching contributions are vested after three years of employment. On January 1, 2013, the Company's defined contribution profit sharing plan was merged into the Employee defined contribution plan. The Company recognized $15.2 million of expense related to this portion of the plan for the year ended December 31, 2013.
(19) Income Taxes
For the years ended December 31, 2013, 2012 and 2011 income tax expense consisted of the following:

	2013	2012	2011
	(In Thousands)
Current income tax expense:
Federal	$121,874	$99,468	$56,085
State	14,816	10,896	(9,660)
Total	136,690	110,364	46,425
Deferred income tax expense:
Federal	32,501	104,756	42,767
State	1,629	4,581	8,983
Total	34,130	109,337	51,750
Total income tax expense	$170,820	$219,701	$98,175

Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	2013		2012		2011
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense (benefit) at federal statutory rate	$206,762	35.0%	$244,549	35.0%	$(573,716)	35.0%
Increase (decrease) resulting from:
Goodwill impairment	—	—	—	—	696,704	(42.5)
Tax-exempt interest income	(38,632)	(6.5)	(30,176)	(4.3)	(22,521)	1.4
Change in valuation allowance	(5,714)	(1.0)	2,713	0.4	13,831	(0.8)
Bank owned life insurance	(6,211)	(1.1)	(7,117)	(1.0)	(7,390)	0.5
Income tax credits	(6,452)	(1.1)	(6,300)	(0.9)	(5,596)	0.2
State income tax, net of federal income taxes	17,595	3.0	12,075	1.7	(441)	0.1
Other	3,472	0.6	3,957	0.5	(2,696)	0.1
Income tax expense	$170,820	28.9%	$219,701	31.4%	$98,175	(6.0)%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below.

	2013	2012
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$255,193	$286,269
Accrued expenses	56,265	107,527
Loan valuation	4,490	22,332
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	50,230	29,875
Other real estate owned	3,091	7,468
Federal net operating loss carryforwards	26,191	23,575
Other	59,059	67,926
Gross deferred taxes	454,519	544,972
Valuation allowance	(31,137)	(36,851)
Total deferred tax assets	423,382	508,121
Deferred tax liabilities:
Premises and equipment	166,478	217,469
Core deposit and other acquired intangibles	49,363	61,986
Capitalized loan costs	42,028	43,499
Net unrealized gains on securities available for sale, hedging instruments and defined benefit plan adjustment	—	44,752
Other	37,309	43,187
Total deferred tax liabilities	295,178	410,893
Net deferred tax asset	$128,204	$97,228
As of December 31, 2013, the Company has approximately $56.0 million of federal net operating loss carryforwards for future utilization, primarily attributable to BSI. The Company gained control of BSI on April 8, 2013. These NOLs were generated in taxable years during which BSI was not a member of the federal consolidated tax group. Consequently, these NOLs are subject to certain limitations and may not be used any earlier than the taxable period during which BSI generates federal taxable income. Therefore, a full valuation allowance of $18.1 million and $16.8 million has been set up against the BSI federal NOL at December 31, 2013 and 2012, respectively.  The net operating loss carryforwards will begin to expire in 2020.
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2013 and 2012. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $6.6 million against the asset at both December 31, 2013 and 2012.
Additionally, the Company has state net operating loss carryforwards of approximately $7.0 million and $13.9 million at December 31, 2013 and 2012, respectively.  These state net operating losses expire in years 2014 through 2032.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $6.1 million and $13.0 million at December 31, 2013 and 2012, respectively, related to these state net operating loss carryforwards.
The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In Thousands)
Unrecognized income tax benefits, January 1	$28,639	$33,357	$40,031
Increases for tax positions related to:
Prior years	458	451	—
Current year	3,340	4,438	1,001
Decreases for tax positions related to:
Prior years	(368)	(382)	(352)
Current year	(78)	(8,180)	(1,633)
Settlement with taxing authorities	—	—	—
Expiration of applicable statutes of limitation	—	(1,045)	(5,690)
Unrecognized income tax benefits, December 31	$31,991	$28,639	$33,357
During the years ended December 31, 2013, 2012 and 2011, the Company recognized $4.0 million, $(364) thousand and $844 thousand of interest related to the unrecognized tax benefits noted above, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company recognized no penalties related to unrecognized tax benefits. At December 31, 2013 and 2012, the Company had approximately $9.0 million and $5.0 million, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 were $26.1 million, $22.6 million, and $19.1 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 were $5.9 million, $6.0 million and $14.2 million, respectively, of tax benefits that, if recognized after the balance sheet date, would result in adjustments to other tax accounts, primarily deferred taxes.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2005-2013
Various states (1)	2006-2013
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.

It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $5.9 million, plus applicable interest, in 2014 due to a change in tax accounting method by the Company. If this were to occur, there would be no effect to income tax expense as this change would impact the net deferred tax asset.
(20) Fair Value of Financial Instruments
The Company applies the fair value accounting guidance required under ASC Topic 820 which establishes a framework for measuring fair value. This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within this fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows.

•	Level 1 – Fair value is based on quoted prices in an active market for identical assets or liabilities.

•
Level 2 – Fair value is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Fair value is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities would include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar pricing techniques based on the Company’s own assumptions about what market participants would use to price the asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments under the fair value hierarchy, is set forth below. These valuation methodologies were applied to the Company’s financial assets and financial liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market based parameters as inputs. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as other unobservable parameters. Any such valuation adjustments are applied consistently over time. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.
Financial Instruments Measured at Fair Value on a Recurring Basis
Trading account assets and liabilities, securities available for sale, certain mortgage loans held for sale, derivative assets and liabilities, and mortgage servicing rights are recorded at fair value on a recurring basis. The following is a description of the valuation methodologies for these assets and liabilities.
Trading account assets and liabilities and investment securities available for sale – Trading account assets and liabilities and investment securities available for sale consist of U.S. Treasury and other U.S. government agencies securities, mortgage-backed securities, collateralized mortgage obligations, debt obligations of state and political subdivisions, other debt and equity securities, and derivative contracts.

•
U.S. Treasury and other U.S. government agencies securities are valued based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, and bids/offers of government-sponsored enterprise securities. These valuations are Level 2 measurements.

•
Mortgage-backed securities are primarily valued using market-based pricing matrices that are based on observable inputs including benchmark To Be Announced security prices, U.S. Treasury yields, U.S. dollar swap yields, and benchmark floating-rate indices. Mortgage-backed securities pricing may also give consideration to pool-specific data such as prepayment history and collateral characteristics. Valuations for mortgage-backed securities are therefore classified as Level 2 measurements.

•
Collateralized mortgage obligations are valued using market-based pricing matrices that are based on observable inputs including reported trades, bids, offers, dealer quotes, U.S. Treasury yields, U.S. dollar swap yields, market convention prepayment speeds, tranche-specific characteristics, prepayment history, and collateral characteristics. Fair value measurements for collateralized mortgage obligations are classified as Level 2.

•
Debt obligations of states and political subdivisions are primarily valued using market-based pricing matrices that are based on observable inputs including Municipal Securities Rulemaking Board reported trades, issuer spreads, material event notices, and benchmark yield curves. These valuations are Level 2 measurements. For less than 1% of municipal securities where comparable market data is not readily available, the Company uses an external pricing source to assess valuations based on information and assumptions that are not readily observable in the market place. The valuations for these municipals are classified as Level 3.

•
Other debt and equity securities consist of mutual funds, foreign and corporate debt, and U.S. government agency equity securities. Mutual funds are valued based on quoted market prices of identical assets trading on active exchanges. These valuations are Level 1 measurements. Foreign and corporate debt valuations are based on information and assumptions that are observable in the market place. The valuations for these securities are therefore classified as Level 2. U.S. government agency equity securities are valued based on quoted market prices of identical assets trading on active exchanges. These valuations thus qualify as Level 1 measurements.

•
Other derivative assets and liabilities consist primarily of interest rate and commodity contracts. The Company’s interest rate contracts are valued utilizing Level 2 observable inputs (yield curves and volatilities) to determine a current market price for each interest rate contract. Commodity contracts are priced using raw market data, primarily in the form of quotes for fixed and basis swaps with monthly, quarterly, seasonal or calendar-year terms. Proprietary models provided by a third party are used to generate forward curves and volatility surfaces. As a result of the valuation process and observable inputs used, commodity contracts are classified as Level 2 measurements. To validate the reasonableness of these calculations, management compares the assumptions with market information.

•
Other trading assets consist of interest-only strips which are valued by an independent third-party. The independent third-party values the assets on a loan-by-loan basis using a discounted cash flow analysis that employs prepayment assumptions, discount rate assumptions, and default curves. The prepayment assumptions are created from actual SBA pool prepayment history. The discount rates are derived from actual SBA loan secondary market transactions. The default curves are created using historical observable and unobservable inputs. As such, interest-only strips are classified as Level 3 measurements. The Company’s SBA department is responsible for ensuring the appropriate application of the valuation, capitalization, and amortization policies of the Company’s interest-only strips. The department performs independent, internal valuations of the interest-only strips on a quarterly basis, which are then reconciled to the third-party valuations to ensure their validity.

Loans held for sale – The Company has elected to apply the fair value option for single family real estate mortgage loans originated for resale in the secondary market. The election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments.
The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. Both the mortgage loans held for sale and the related forward contracts are classified as Level 2.

At both December 31, 2013 and 2012, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net (losses) gains of $(10.7) million and $9.7 million resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2013 and 2012, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $2.4 million, $1.2 million and $2.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value at December 31, 2013 and 2012.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2013
Residential mortgage loans held for sale	$139,750	$137,300	$2,450
December 31, 2012
Residential mortgage loans held for sale	$312,171	$299,069	$13,102
Derivative assets and liabilities – Derivative assets and liabilities are measured using models that primarily use market observable inputs, such as quoted security prices, and are accordingly classified as Level 2. The derivative assets and liabilities classified within Level 3 of the fair value hierarchy were comprised of interest rate contract agreements that are valued using third-party software that calculates fair market value considering current quoted TBA and other market based prices and then applies closing ratio assumptions based on software-produced pull through ratios that are generated using the Company’s historical fallout activity. Based upon this process, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The Company's Secondary Marketing Committee is responsible for the appropriate application of the valuation policies and procedures surrounding the Company’s interest rate lock commitments. Policies established to govern mortgage pipeline risk management activities must be approved by the Company’s Asset Liability Committee on an annual basis.
Other assets – Other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were comprised of MSRs that are valued through a discounted cash flow analysis using a third-party commercial valuation system. The valuation takes into consideration the objective characteristics of the MSR portfolio, such as loan amount, note rate, service fee, loan term, and common industry assumptions, such as servicing costs, ancillary income, prepayment estimates, earning rates, cost of fund rates, discount rates, etc. The Company’s portfolio-specific factors are also considered in calculating the fair value of MSRs to the extent one can reasonably assume a buyer would also incorporate these factors. Examples of such factors are geographical concentrations of the portfolio, liquidity considerations such as housing authority loans which have a limited number of approved servicers, or additional views of risk not inherently accounted for in prepayment assumptions. Product liquidity and these other risks are generally incorporated through adjustment of discount factors applied to forecasted cash flows. Based on this method of pricing MSRs, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The value of the MSR is calculated by a third-party firm that specializes in the MSR market and valuation services. Additionally, the Company obtains a valuation from an independent party to compare for reasonableness. The Company’s Secondary Marketing Committee is responsible for ensuring the appropriate application of valuation, capitalization, and fair value decay policies for the MSR portfolio. The Committee meets at least monthly to review the status of the MSR portfolio.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$24,655	$—	$24,655	$—
Mortgage-backed securities	1,285	—	1,285	—
State and political subdivisions	2,160	—	2,160	—
Other equity securities	2	—	2	—
Interest rate contracts	262,578	—	262,578	—
Commodity contracts	23,132	—	23,132	—
Foreign exchange contracts	4,450	—	4,450	—
Other trading assets	1,668	—	23	1,645
Total trading account assets	319,930	—	318,285	1,645
Loans held for sale	139,750	—	139,750	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	260,937	—	260,937	—
Mortgage-backed securities	5,233,791	—	5,233,791	—
Collateralized mortgage obligations	1,756,398	—	1,756,398	—
States and political subdivisions	509,436	—	509,436	—
Other debt securities	40,333	40,283	50	—
Equity securities (1)	63	57	—	6
Total investment securities available for sale	7,800,958	40,340	7,760,612	6
Derivative assets:
Interest rate contracts	73,949	—	73,002	947
Equity contracts	47,875	—	47,875	—
Foreign exchange contracts	1,127	—	1,127	—
Total derivative assets	122,951	—	122,004	947
Other assets	30,065	—	—	30,065
Liabilities:
Trading account liabilities:
Mortgage-backed securities	$5,568	$—	$5,568	$—
Interest rate contracts	200,899	—	200,899	—
Commodity contracts	18,373	—	18,373	—
Foreign exchange contracts	3,894	—	3,894	—
Other trading liabilities	23	—	23	—
Total trading account liabilities	228,757	—	228,757	—
Derivative liabilities:
Interest rate contracts	11,975	—	11,918	57
Equity contracts	46,573	—	46,573	—
Foreign exchange contracts	2,746	—	2,746	—
Total derivative liabilities	61,294	—	61,237	57

(1)	Excludes $512 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2013. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$17,114	$—	$17,114	$—
Mortgage-backed securities	4,029	—	4,029	—
State and political subdivisions	3,744	—	3,744	—
Interest rate contracts	431,765	—	431,765	—
Commodity contracts	80,004	—	80,004	—
Other derivative assets	3,519	—	3,519	—
Other trading assets	5,605	—	3,522	2,083
Total trading account assets	545,780	—	543,697	2,083
Loans held for sale	312,171	—	312,171	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	96,125	—	96,125	—
Mortgage-backed securities	5,199,513	—	5,199,513	—
Collateralized mortgage obligations	1,722,825	—	1,722,825	—
States and political subdivisions	341,897	—	341,889	8
Other debt securities	130,222	125,222	5,000	—
Equity securities (1)	33	27	—	6
Total investment securities available for sale	7,490,615	125,249	7,365,352	14
Derivative assets:
Interest rate contracts	151,641	—	146,547	5,094
Equity contracts	23,361	—	23,361	—
Foreign exchange contracts	641	—	641	—
Total derivative assets	175,643	—	170,549	5,094
Other assets	13,255	—	—	13,255
Liabilities:
Trading account liabilities:
Mortgage-backed securities	$3,763	$—	$3,763	$—
Interest rate contracts	377,655	—	377,655	—
Commodity contracts	75,842	—	75,842	—
Other derivative liabilities	3,414	—	3,414	—
Total trading account liabilities	460,674	—	460,674	—
Derivative liabilities:
Interest rate contracts	27,234	—	27,156	78
Equity contracts	22,416	—	22,416	—
Foreign exchange contracts	1,415	—	1,415	—
Total derivative liabilities	51,065	—	50,987	78

(1)	Excludes $498 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2012. These securities are carried at par.

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the years ended December 31, 2013 and 2012. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Trading Assets	Mortgage-Backed Securities	States and Political Subdivisions	Other Debt Securities	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2012	$2,412	$817	$24	$5,008	$6	$2,091	$4,264
Transfers into Level 3 (1)	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	(327)	—	(4,950)	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (3)	(329)	—	—	—	—	2,925	(2,481)
Included in other comprehensive income	—	(490)	(16)	192	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	11,472
Sales	—	—	—	—	—	—	—
Settlements	—	—	—	(250)	—	—	—
Balance, December 31, 2012	$2,083	$—	$8	$—	$6	$5,016	$13,255
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2012	$(329)	$—	$—	$—	$—	$2,925	$(2,481)

Balance, January 1, 2013	$2,083	$—	$8	$—	$6	$5,016	$13,255
Transfers into Level 3 (1)	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (3)	(438)	—	—	—	—	(4,126)	64
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	16,746
Sales	—	—	—	—	—	—	—
Settlements	—	—	(8)	—	—	—	—
Balance, December 31, 2013	$1,645	$—	$—	$—	$6	$890	$30,065
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2013	$(438)	$—	$—	$—	$—	$(4,126)	$64

(1)	Transferred from Level 2 to Level 3 due to a lack of observable market data resulting from a decrease in market activity.

(2)	Transferred from Level 3 to Level 2 due to observable market data resulting from an increase in market activity.

(3)	Included in noninterest income in the Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2013 and 2012 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$31,201	$—	$—	$31,201	$(3,864)
Loans held for sale	7,359	—	—	7,359	182
Impaired loans (1)	218,504	—	—	218,504	(44,461)
OREO	23,228	—	—	23,228	(9,702)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$38,566	$—	$—	$38,566	$(987)
Loans held for sale	9,984	—	—	9,984	(2,232)
Impaired loans (1)	336,336	—	—	336,336	(24,184)
OREO	68,568	—	—	68,568	(22,063)

(1)	Total gains(losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
The following is a description of the methodologies applied for valuing these assets:
Investment securities held to maturity – Nonrecurring fair value adjustments on investment securities held to maturity reflect impairment write-downs which the Company believes are other than temporary. For analyzing these securities, the Company has retained a third party valuation firm. Impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages using security-specific collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions such as current default rates, prepayment rates, and loss severities. The Company develops these assumptions through the use of market data published by third party sources in addition to historical analysis which includes actual delinquency and default information through the current period. The expected cash flows are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. As the fair value assessments are derived using a discounted cash flow modeling approach, the nonrecurring fair value adjustments are classified as Level 3.
Loans held for sale – Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value and are evaluated on an individual basis. The fair value of each loan held for sale is based on the collateral value of the underlying asset. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 3.
Impaired Loans – Impaired loans measured at fair value on a non-recurring basis represent the carrying value of impaired loans for which adjustments are based on the appraised value of the collateral. Nonrecurring fair value adjustments to impaired loans reflect full or partial write-downs that are generally based on the fair value of the underlying collateral supporting the loan. Loans subjected to nonrecurring fair value adjustments based on the current estimated fair value of the collateral are classified as Level 3.
OREO – OREO is recorded on the Company’s Consolidated Balance Sheets at the lower of recorded balance or fair value, which is based on appraisals and third-party price opinions, less estimated costs to sell. The fair value is classified as Level 3.
The table below presents quantitative information about the significant unobservable inputs for material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring and nonrecurring basis at December 31, 2013.
.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2013	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,645	Discounted cash flow	Default rate	12.4%
			Prepayment rate	6.4% - 10.6% (7.8%)
Interest rate contracts	890	Discounted cash flow	Closing ratios (pull-through)	0.0% - 98.7% (48.7%)
			Cap grids	0.2% - 1.9% (1.0%)
Other assets - MSRs	30,065	Discounted cash flow	Discount rate	9.7% - 11.0% (10.0%)
			Constant prepayment rate or life speed	6.0% - 49.6% (8.8%)
			Cost to service	54.9% - 551.2% (60.3%)
Nonrecurring fair value measurements:
Investment securities held to maturity	$31,201	Discounted cash flow	Prepayment rate	4.9% - 35.4% (17.4%)
			Default rate	2.9% - 19.2% (9.0%)
			Loss severity	39.4% - 93.0% (61.3%)
Loans held for sale	7,359	Appraised value	Appraised value	NM*
Impaired loans	218,504	Appraised value	Appraised value	0% - 75.0% (31.9%)
OREO	23,228	Appraised value	Appraised value	8.0%
*NM – not meaningful

The following provides a description of the sensitivity of the valuation technique to changes in unobservable inputs for recurring fair value measurements.
Recurring Fair Value Measurements Using Significant Unobservable Inputs
Trading Account Assets – Interest-Only Strips
Significant unobservable inputs used in the valuation of the Company’s interest-only strips include default rates and prepayment assumptions. Significant increases in either of these inputs in isolation would result in significantly lower fair value measurements. Generally, a change in the assumption used for the probability of default is accompanied by a directionally opposite change in the assumption used for prepayment rates.
Derivative assets and liabilities
Significant unobservable inputs used in the valuation of interest rate contracts are pull-through and cap grids. Increases or decreases in the pull-through or cap grids will have a corresponding impact in the value of interest rate contracts.
Other Assets - MSRs
The significant unobservable inputs used in the fair value measurement of MSRs are discount rates, constant prepayment rate or life speed, and cost to service assumptions. The impact of prepayments and changes in the discount rate are based on a variety of underlying inputs such as servicing costs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The impact of the costs to service assumption will have a directionally opposite change in the fair value of the MSR asset.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,598,460	$3,598,460	$3,598,460	$—	$—
Trading account assets	319,930	319,930	—	318,285	1,645
Investment securities available for sale	8,313,085	8,313,085	40,340	7,760,612	512,133
Investment securities held to maturity	1,519,196	1,405,258	—	—	1,405,258
Loans held for sale	147,109	147,109	—	139,750	7,359
Loans, net	49,966,297	47,822,339	—	—	47,822,339
Derivative assets	122,951	122,951	—	122,004	947
Other assets	30,065	30,065	—	—	30,065
Liabilities:
Deposits	$54,437,490	$54,492,651	$—	$54,492,651	$—
FHLB and other borrowings	4,298,707	4,287,220	—	4,287,220	—
Federal funds purchased and securities sold under agreements to repurchase	852,570	852,570	—	852,570	—
Other short-term borrowings	5,591	5,591	—	5,591	—
Trading account liabilities	228,757	228,757	—	228,757	—
Derivative liabilities	61,294	61,294	—	61,237	57

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,158,442	$6,158,442	$6,158,442	$—	$—
Trading account assets	545,780	545,780	—	543,697	2,083
Investment securities available for sale	7,988,430	7,988,430	125,249	7,365,352	497,829
Investment securities held to maturity	1,507,929	1,416,723	—	—	1,416,723
Loans held for sale	322,065	322,065	—	312,171	9,894
Loans, net	44,208,690	42,147,832	—	—	42,147,832
Derivative assets	175,643	175,643	—	170,549	5,094
Other assets	13,255	13,255	—	—	13,255
Liabilities:
Deposits	$51,642,778	$51,683,469	$—	$51,683,469	$—
FHLB and other borrowings	4,273,279	4,205,553	—	4,205,553	—
Federal funds purchased and securities sold under agreements to repurchase	1,101,591	1,101,591	—	1,101,591	—
Other short-term borrowings	3,763	3,763	—	3,763	—
Trading account liabilities	460,674	460,674	—	460,674	—
Derivative liabilities	51,065	51,065	—	50,987	78
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments not carried at fair value:
Cash and cash equivalents: Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount approximates fair value. Because these amounts generally relate to either currency or highly liquid assets, these are considered a Level 1 measurement.
Investment securities held to maturity: The fair values of securities held to maturity are estimated using a discounted cash flow approach. The discounted cash flow model uses inputs such as estimated prepayment speed, loss rates, and default rates. They are considered a level 3 measurement as the valuation employs significant unobservable inputs.
Loans: Loans are presented net of the allowance for loan losses and are valued using discounted cash flows. The discount rates used to determine the present value of these loans are based on current market interest rates for loans with similar credit risk and term. They are considered a Level 3 measurement as the valuation employs significant unobservable inputs.
Deposits: The fair values of demand deposits are equal to the carrying amounts. Demand deposits include noninterest bearing demand deposits, savings accounts, NOW accounts and money market demand accounts. Discounted cash flows have been used to value fixed rate term deposits. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term. They are considered a Level 2 measurement as the valuation primarily employs observable inputs for similar instruments.
Short-term borrowings: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates fair value. They are therefore considered a Level 2 measurement.
FHLB and other borrowings: The fair value of the Company’s fixed rate borrowings, which includes the Company’s Capital Securities, are estimated using discounted cash flows, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate borrowings approximates fair value. As such, these borrowings are considered a Level 2 measurement as the valuation primarily employs observable inputs for similar instruments.

(21) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

	December 31, 2013
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$(170,425)	$(61,935)	$(108,490)
Less: reclassification adjustment for net gains on sale of securities in net income	31,371	11,401	19,970
Net change in unrealized gains (losses) on securities available for sale	(201,796)	(73,336)	(128,460)
Change in unamortized net holding losses on investment securities held to maturity	16,636	6,045	10,591
Less: non-credit related impairment on investment securities held to maturity	3,243	1,178	2,065
Change in unamortized non-credit related impairment on investment securities held to maturity	2,387	867	1,520
Net change in unamortized holding losses on securities held to maturity	15,780	5,734	10,046
Unrealized holding gains arising during period from cash flow hedge instruments	12,842	4,744	8,098
Change in defined benefit plans	(5,928)	(2,250)	(3,678)
Other comprehensive income (loss)	$(179,102)	$(65,108)	$(113,994)

	December 31, 2012
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$(7,562)	$(2,640)	$(4,922)
Less: reclassification adjustment for net gains on sale of securities in net income	12,832	4,480	8,352
Net change in unrealized gains (losses) on securities available for sale	(20,394)	(7,120)	(13,274)
Change in unamortized net holding losses on investment securities held to maturity	33,655	11,751	21,904
Less: non-credit related impairment on investment securities held to maturity	4,728	1,651	3,077
Change in unamortized non-credit related impairment on investment securities held to maturity	863	301	562
Net change in unamortized holding losses on securities held to maturity	29,790	10,401	19,389
Unrealized holding losses arising during period from cash flow hedge instruments	(4,416)	(1,592)	(2,824)
Change in defined benefit plans	(11,524)	(4,336)	(7,188)
Other comprehensive income (loss)	$(6,544)	$(2,647)	$(3,897)

	December 31, 2011
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$91,157	$33,321	$57,836
Less: reclassification adjustment for net gains on sale of securities in net income	50,438	18,739	31,699
Net change in unrealized gains (losses) on securities available for sale	40,719	14,582	26,137
Change in unamortized net holding losses on investment securities held to maturity	26,974	9,899	17,075
Less: non-credit related impairment on investment securities held to maturity	61	22	39
Change in unamortized non-credit related impairment on investment securities held to maturity	1,517	557	960
Net change in unamortized holding losses on securities held to maturity	28,430	10,434	17,996
Unrealized holding losses arising during period from cash flow hedge instruments	(2,849)	(1,005)	(1,844)
Defined benefit plans	17,497	6,514	10,983
Other comprehensive income (loss)	$83,797	$30,525	$53,272

Activity in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2013 was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated (Gains) Losses on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2013	$86,379	$(13,387)	$(38,243)	$(8,691)	$26,058
Other comprehensive income (loss) before reclassifications	(108,490)	4,973	—	(2,065)	(105,582)
Amounts reclassified from accumulated other comprehensive income (loss)	(9,379)	3,125	(3,678)	1,520	(8,412)
Net current period other comprehensive income	(117,869)	8,098	(3,678)	(545)	(113,994)
Balance, December 31, 2013	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)

The following table presents information on reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)	Consolidated Statement of Income Caption
December 31, 2013
(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$31,371	Investment securities gains, net
	(16,636)	Interest on investment securities held to maturity
14,735
	(5,356)	Income tax expense
	$9,379	Net of tax

Accumulated (Gains) Losses on Cash Flow Hedging Instruments	$1,999	Interest and fees on loans
	(6,955)	Interest and fees on FHLB advances
(4,956)
	1,831	Income tax benefit
	$(3,125)	Net of tax

Defined Benefit Plan Adjustment	$5,928	(2)
	(2,250)	Income tax expense
	$3,678	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(2,387)	Interest on investment securities held to maturity
	867	Income tax benefit
	$(1,520)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, for additional details).

(22) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$273,939	$238,119	$297,231
Net income taxes (refunded) paid	139,247	142,174	(47,616)
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$47,879	$67,194	$235,201
Transfer of loans to loans held for sale	91,400	207,148	47,052
Loans to facilitate the sale of OREO	—	—	1,902
Change in unrealized gain (loss) on available for sale securities	(201,796)	(20,394)	41,079
Issuance of restricted stock, net of cancellations	6,166	8,585	13,797
Cancellation of forward contract on restricted stock	—	—	4,148
Business combinations and divestitures:
Divestiture:
Assets sold	$—	$1,414	$—
Removal of goodwill and intangibles	—	14,503	—
Liabilities sold	—	(1,694)	—
Gain on divestiture	—	15,100	—
Net cash received	$—	$29,323	$—

(23) Segment Information
The Company’s operating segments are based on the Company’s lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics through various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company operates primarily in the United States, and, accordingly, the geographic distribution of revenue and assets is not significant. There are no individual customers whose revenues exceeded 10% of consolidated revenue.
During the fourth quarter of 2013, the Company reorganized its internal retail banking and wealth management structure and, accordingly, its segment reporting structure. As a result of this reorganization, the Retail Banking and Wealth Management operating segments have been combined into one operating segment. Prior periods' information has been restated to conform to the current periods' presentation. The Company’s operating segments are Wealth and Retail Banking, Commercial Banking, Corporate and Investment Banking, and Treasury.
The Wealth and Retail Banking segment serves the Company’s consumer customers through its 685 full-service banking centers and through the use of alternative delivery channels such as the internet, mobile devices and telephone banking. The Wealth and Retail Banking segment provides individuals with comprehensive products and services including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The Wealth and Retail Banking segment also provides private banking to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. In addition, the Wealth and Retail Banking segment serves the Company’s small business customers.
The Commercial Banking segment is responsible for providing a full array of banking and investment services to businesses in the Company’s markets. In addition to traditional credit and deposit products, the Commercial Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and insurance and interest rate protection and investment products. In addition, the Commercial Banking segment is responsible for the Company’s indirect automobile portfolio.
The Corporate and Investment Banking segment is responsible for providing a full array of banking and investment services to corporate and institutional clients. In addition to traditional credit and deposit products, the Corporate and Investment Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and interest rate protection and investment products.
The Treasury segment’s primary function is to manage the investment securities portfolio, public entity deposits, the interest rate sensitivity of the Company’s Consolidated Balance Sheets and the liquidity and funding positions of the Company.
Corporate Support and Other includes activities that are not directly attributable to the operating segments, for example, the activities of the Parent and corporate support functions that are not directly attributable to a strategic business segment, as well as the elimination of intercompany transactions. Corporate Support and Other also includes activities associated with assets and liabilities of Guaranty Bank acquired by the Company in 2009 and the related FDIC indemnification asset. Goodwill impairment is also presented within Corporate Support and Other as the Company does not allocate goodwill impairment to the related segments in the Company's internal profitability reporting system.
The following table presents the segment information for the Company’s segments as of and for the year ended December 31, 2013, 2012 and 2011.

	December 31, 2013
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,115,740	$963,244	$65,613	$(35,353)	$(66,563)	$2,042,681
Allocated provision for loan losses	117,890	(32,529)	5,467	—	16,718	107,546
Noninterest income	552,668	185,795	128,897	76,749	(89,319)	854,790
Noninterest expense	1,292,030	462,381	124,386	17,671	302,707	2,199,175
Net income (loss) before income tax expense (benefit)	258,488	719,187	64,657	23,725	(475,307)	590,750
Income tax expense (benefit)	96,287	267,897	24,084	8,837	(226,285)	170,820
Net income (loss)	162,201	451,290	40,573	14,888	(249,022)	419,930
Less: net income attributable to noncontrolling interests	—	308	—	1,786	—	2,094
Net income (loss) attributable to shareholder	$162,201	$450,982	$40,573	$13,102	$(249,022)	$417,836
Average assets	$20,851,270	$26,091,793	$3,215,727	$13,069,769	$7,081,078	$70,309,637

	December 31, 2012
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$1,065,180	$965,543	$56,974	$4,602	$137,683	$2,229,982
Allocated provision for loan losses	134,174	(114,026)	5,634	—	3,689	29,471
Noninterest income	568,887	133,082	110,162	77,148	(39,231)	850,048
Noninterest expense	1,262,478	497,196	103,160	18,532	470,481	2,351,847
Net income (loss) before income tax expense (benefit)	237,415	715,455	58,342	63,218	(375,718)	698,712
Income tax expense (benefit)	88,437	266,507	21,732	23,549	(180,524)	219,701
Net income (loss)	148,978	448,948	36,610	39,669	(195,194)	479,011
Less: net income attributable to noncontrolling interests	—	330	—	1,808	—	2,138
Net income (loss) attributable to shareholder	$148,978	$448,618	$36,610	$37,861	$(195,194)	$476,873
Average assets	$19,514,633	$24,321,067	$2,617,446	$12,818,387	$7,197,282	$66,468,815

	December 31, 2011
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$1,011,071	$898,465	$52,025	$42,971	$324,517	$2,329,049
Allocated provision for loan losses	247,642	167,251	2,341	—	11,399	428,633
Noninterest income	591,204	94,588	108,321	75,539	(16,439)	853,213
Noninterest expense	1,239,131	488,985	117,122	22,400	2,525,180	4,392,818
Net income (loss) before income tax expense (benefit)	115,502	336,817	40,883	96,110	(2,228,501)	(1,639,189)
Income tax expense (benefit)	43,024	125,465	15,229	35,801	(121,344)	98,175
Net income (loss)	72,478	211,352	25,654	60,309	(2,107,157)	(1,737,364)
Less: net income attributable to noncontrolling interests	—	184	—	1,827	—	2,011
Net income (loss) attributable to shareholder	$72,478	$211,168	$25,654	$58,482	$(2,107,157)	$(1,739,375)
Average assets	$18,008,135	$23,224,016	$2,072,004	$11,474,742	$8,955,580	$63,734,477
The financial information presented was derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. This information is based on internal management accounting policies that have been developed to reflect the underlying economics of the businesses. These policies address the methodologies applied and include policies related to funds transfer pricing, cost allocations and capital allocations.
Funds transfer pricing was used in the determination of net interest income earned primarily on loans and deposits. The method employed for funds transfer pricing is a matched funding concept whereby lines of business which are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. Costs for centrally managed operations are generally allocated to the lines of business based on the utilization of services provided or other appropriate indicators. Capital is allocated to the lines of business based upon the underlying risks in each business considering economic and regulatory capital standards.
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2012 and 2011 segment information has been revised to conform to the 2013 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(24) Parent Company Financial Statements
On May 14, 2013, the mid-tier holding company, BBVA Compass Banchsares, Inc., was merged into the top tier U.S. holding company, BBVA USA Bancshares, Inc.  Because of the related nature of these two holding companies, this transaction was accounted for as a merger of entities under common control, resulting in a retrospective adjustment of the Parent company financial statements to include the historical activity of the mid-tier holding company for all periods prior to the transaction.
The condensed financial information for BBVA Compass Bancshares, Inc. (formerly known as BBVA USA, Bancshares, Inc.) (Parent company only) is presented as follows:
Parent Company Balance Sheets

	December 31,
	2013	2012
	(In Thousands)
Assets:
Cash and cash equivalents	$142,636	$159,725
Investment in subsidiaries	11,406,517	10,995,351
Other assets	30,485	26,540
Total assets	$11,579,638	$11,181,616
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$120,886	$127,048
Shareholder’s equity	11,458,752	11,054,568
Total liabilities and shareholder’s equity	$11,579,638	$11,181,616
Parent Company Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Income:
Cash dividends from subsidiaries	$424	$135	$130
Other	1,760	1,801	455
Total income	2,184	1,936	585
Expense:
Salaries and employee benefits	1,378	509	2
Other	12,102	8,348	7,391
Total expense	13,480	8,857	7,393
Loss before income tax benefit and equity in undistributed earnings (losses) of subsidiaries	(11,296)	(6,921)	(6,808)
Income tax benefit	(4,057)	(2,418)	(2,422)
Loss before equity in undistributed earnings (losses) of subsidiaries	(7,239)	(4,503)	(4,386)
Equity in undistributed earnings (losses) of subsidiaries	425,075	481,376	(1,734,989)
Net income (loss)	$417,836	$476,873	$(1,739,375)
Other comprehensive income (loss) (1)	(113,994)	(3,897)	53,272
Comprehensive income (loss)	$303,842	$472,976	$(1,686,103)

(1)	See Consolidated Statement of Comprehensive Income (Loss) detail.

Parent Company Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Operating Activities:
Net income (loss)	$417,836	$476,873	$(1,739,375)
Adjustments to reconcile net income (loss) to cash provided by operations:
Amortization of stock based compensation	8,311	6,820	13,196
Depreciation	51	24	5
Equity in undistributed (earnings) losses of subsidiaries	(425,075)	(481,376)	1,734,989
(Increase) decrease in other assets	(3,990)	(2,003)	8,196
Increase (decrease) in other liabilities	4,063	2,191	(8,818)
Net cash provided by operating activities	1,196	2,529	8,193
Investing Activities:
Purchase of premises and equipment	(6)	(195)	—
Capital receipts from (contributions to) subsidiaries	(100,000)	—	(75,000)
Net cash (used in) provided by investing activities	(100,006)	(195)	(75,000)
Financing Activities:
Repayment of other borrowings	(10,310)	—	—
Capital contribution from parent	—	—	75,000
Vesting of restricted stock	(5,741)	(11,872)	—
Restricted stock grants retained to cover taxes	(2,228)	(1,458)	(2,196)
Issuance of common stock	100,000	—	—
Net cash used in financing activities	81,721	(13,330)	72,804
Net (decrease) increase in cash and cash equivalents	(17,089)	(10,996)	5,997
Cash and cash equivalents at beginning of the year	159,725	170,721	164,724
Cash and cash equivalents at end of the year	$142,636	$159,725	$170,721

(25) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2013 and 2012.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The net fair value of outstanding derivative contracts between the Company and BBVA at December 31, 2013 and 2012 are detailed below.

	2013	2012
	(In Thousands)
Derivative contracts
Cash flow hedges	$3,652	$5,570
Free-standing derivative instruments – risk management and other purposes	21,650	20,974
Free-standing derivative instruments – customer accommodation	(842)	(51,674)

Loan Purchases and Sales
The Company purchased performing loans with an approximated fair value of $37 million from BBVA during 2012. There were no purchases of loans from related parties during 2013 and 2011.
During 2011, the Company sold nonperforming loans with a fair value of $47 million to BBVA. Prior to the sale, these loans were transferred to loans held for sale and adjusted to fair value. As a result of this transfer, no gain or loss was recognized on the sale. There were no loan sales to related parties during 2013 and 2012.
(26) Subsequent Event
On March 20, 2014, the Company acquired Simple Finance Technology Corp, a U.S. based digital banking services firm. The transaction values Simple at approximately $117 million.
In connection with the Simple acquisition, on March 17, 2014, the Company issued 2,226,875 shares of its common stock, $0.01 par value per share, to BBVA, in consideration of the contribution by BBVA of $117 million to the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Management’s Annual Report on Internal Control Over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).
The Company’s internal control over financial reporting is a process effected by those charged with governance, management, and other personnel designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations in any internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (1992).
This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation pursuant to the rules of Securities and Exchange Commission because the Company is a non-accelerated filer.
Changes In Internal Control Over Financial Reporting.
There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
Not Applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Information for this item is not required as the Company is filing this Annual Report on Form 10-K with a reduced disclosure format. See "Explanatory Note."

Item 11.	Executive Compensation
Information for this item is not required as the Company is filing this Annual Report on Form 10-K with a reduced disclosure format. See "Explanatory Note."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is not required as the Company is filing this Annual Report on Form 10-K with a reduced disclosure format. See "Explanatory Note."

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information for this item is not required as the Company is filing this Annual Report on Form 10-K with a reduced disclosure format. See "Explanatory Note."

Item 14.	Principal Accounting Fees and Services
For the years ended December 31, 2013 and 2012, professional services were performed by Deloitte & Touche LLP. The following table sets forth the aggregate fees paid to Deloitte & Touche LLP by the Company for the years ended December 31, 2013 and 2012.

	2013	2012
Audit fees (1)	$4,392,514	$4,103,062
Audit related fees (2)	182,055	162,739
Tax fees (3)	93,423	81,618
All other fees	—	—
Total fees	$4,667,992	$4,347,419

(1)
Audit fees are fees for professional services rendered for audits of the Company's financial statements, SEC regulatory filings, employee benefit plan audits, and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees generally include fees associated with reports pursuant to service organization examinations, compliance related to servicing of assets, and other compliance reports.

(3)	Tax fees include fees associated with tax compliance services, tax advice and tax planning

Pre-approval of Services by the Independent Registered Public Accounting Firm
Under the terms of its charter, the Audit and Compliance Committee of the Board of Directors (the “Audit Committee”) must approve all audit services and permitted non-audit services to be provided by the independent registered public accounting firm for the Company, either before the firm is engaged to render such services or pursuant to pre-approval policies and procedures established by the Audit Committee, subject to a de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of the audit and otherwise in accordance with the terms of applicable SEC rules. The de minimis exception waives the pre-approval requirements for non-audit services provided that such services: (1) do not aggregate to more than five percent of total revenues paid by the Corporation to its independent registered public accountant in the fiscal year when services are provided, (2) were not recognized as non-audit services at the time of the engagement, and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives.. Between meetings of the Audit Committee, the authority to pre-approve such services is delegated to the Chairperson of the Audit Committee. The Audit Committee may also delegate to one or more of its members the authority to grant pre-approvals of such services. The decisions of the Chairperson or any designee to pre-approve any audit or permitted non-audit service must be presented to the Audit Committee at its next scheduled meeting. In 2013, all of the non-audit services provided by the Company’s independent registered public accounting firm were approved by the Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(1)	Financial Statements
See Item 8.

(2)	Financial Statement Schedules
None

(3)	Exhibits
See the Exhibit Index below.

Exhibit Number	Description of Documents

2.1
Purchase and Assumption Agreement Whole Bank All Deposits among the Federal Deposit Insurance Corporation, Receiver of Guaranty Bank, Austin, Texas, the Federal Deposit Insurance Corporation and Compass Bank, dated as of August 21, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form 10 filed with the Commission on November 22, 2013, File No. 0-55106).

3.1
Certificate of Formation of BBVA Compass Bancshares, Inc., as amended (restated for filing with the SEC) (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed with the Commission on November 22, 2013, File No. 0-55106).

3.2
Bylaws of BBVA Compass Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on November 22, 2013, File No. 0-55106).

21	List of Subsidiaries of BBVA Compass Bancshares, Inc.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certain instruments defining rights of holders of long-term debt of the Company and its subsidiaries constituting less than 10% of the Company’s total assets are not filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. At the SEC’s request, the Company agrees to furnish the SEC a copy of any such agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2014	BBVA Compass Bancshares, Inc.
	By:	/s/ Angel Reglero
		Name:	Angel Reglero
		Title:	Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Manuel Sánchez Rodriguez	Director, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 28, 2014
Manuel Sánchez Rodriguez

/s/ Angel Reglero	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	March 28, 2014
Angel Reglero

/s/ Kirk P. Pressley	Executive Vice President and Controller (principal accounting officer)	March 28, 2014
Kirk P. Pressley

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	March 28, 2014
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	March 28, 2014
Eduardo Aguirre, Jr.

/s/ Shelaghmichael C. Brown	Director	March 28, 2014
Shelaghmichael C. Brown

/s/ José María García Meyer-Döhner	Director	March 28, 2014
José María García Meyer-Döhner

/s/ Fernando Gutiérrez Junquera	Director	March 28, 2014
Fernando Gutiérrez Junquera

/s/ Charles E. McMahen	Director	March 28, 2014
Charles E. McMahen

/s/ Glen E. Roney	Director	March 28, 2014
Glen E. Roney

/s/ Raúl Santoro	Director	March 28, 2014
Raúl Santoro

/s/ J. Terry Strange	Director	March 28, 2014
J. Terry Strange

/s/ Guillermo F. Treviño	Director	March 28, 2014
Guillermo F. Treviño

/s/ Mario Max Yzaguirre	Director	March 28, 2014
Mario Max Yzaguirre