Form 10-Q
period 2014-03-31
BBVA COMPASS BANCSHARES, INC
filed 2014-05-14
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit
CESCE	Spanish Export Credit Agency
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fifth Circuit	The United States Court of Appeals for the Fifth Circuit
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IRS	Internal Revenue Service
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
MBOs	Mortgage Banking Officers
MSR	Mortgage Servicing Rights
NLRB	National Labor Relations Board
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Noncovered, commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.

Purchased Impaired Loans
Loans with evidence of credit deterioration since acquisition for which it is probable all contractual payments will not be received that are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Simple	Simple Finance Technology Corp
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States

Unless otherwise specified, the terms “we,” “us,” “our,” the “Bank,” and the “Company” are used to refer to BBVA Compass Bancshares, Inc. and its subsidiaries, or any one or more of them, as the context may require. The term “Parent" refers to BBVA Compass Bancshares, Inc. The term “BBVA” refers to Banco Bilbao Vizcaya Argentaria, S.A., the parent company of BBVA Compass Bancshares, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about the Company and its industry that involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company's future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

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

•	the Dodd-Frank Act's consumer protection regulations which could adversely affect the Company's business, financial condition or results of operations;

•	the CFPB's residential mortgage regulations, which could adversely affect the Company's business, financial condition or results of operations;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

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

•	unpredictable natural or other disasters, which could impact the Company's customers or operations;

•	a loss of customer deposits, which could increase the Company's funding costs;

•	the disparate impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;

•	increased loan losses or impairment of goodwill and other intangibles;

•	potential changes in interchange fees;

•	negative public opinion, which could damage the Company's reputation and adversely impact business and revenues;

•	the Company has in the past and may in the future pursue acquisitions, which could affect costs and from which the Company may not be able to realize anticipated benefits;

•	the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;

•
the Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact the Company's ability to implement the Company's business strategies; and

•	changes in the Company's accounting policies or in accounting standards, which could materially affect how the Company reports financial results and condition.
The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the time they are made and do not necessarily reflect the Company’s outlook at any other point in time. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the SEC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(In Thousands)
Assets:
Cash and due from banks	$4,257,226	$3,563,349
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	16,446	35,111
Cash and cash equivalents	4,273,672	3,598,460
Trading account assets	342,963	319,930
Investment securities available for sale	8,533,722	8,313,085
Investment securities held to maturity (fair value of $1,397,111 and $1,405,258 at March 31, 2014 and December 31, 2013, respectively)	1,493,396	1,519,196
Loans held for sale (includes $101,615 and $139,750 measured at fair value at March 31, 2014 and December 31, 2013, respectively)	101,615	147,109
Loans	52,694,172	50,667,016
Allowance for loan losses	(707,665)	(700,719)
Net loans	51,986,507	49,966,297
Premises and equipment, net	1,387,812	1,420,988
Bank owned life insurance	687,200	683,224
Goodwill	5,077,223	4,971,645
Other intangible assets	107,110	109,040
Other real estate owned	25,817	23,228
Other assets	940,190	893,274
Total assets	$74,957,227	$71,965,476
Liabilities:
Deposits:
Noninterest bearing	$16,322,699	$15,377,844
Interest bearing	40,762,511	39,059,646
Total deposits	57,085,210	54,437,490
FHLB and other borrowings	4,257,587	4,298,707
Federal funds purchased and securities sold under agreements to repurchase	957,378	852,570
Other short-term borrowings	28,822	5,591
Accrued expenses and other liabilities	898,396	883,359
Total liabilities	63,227,393	60,477,717
Shareholder’s Equity:
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 and 220,723,876 shares at March 31, 2014 and December 31, 2013, respectively	2,230	2,207
Surplus	15,383,954	15,273,218
Retained deficit	(3,614,263)	(3,728,737)
Accumulated other comprehensive loss	(71,547)	(87,936)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	11,700,374	11,458,752
Noncontrolling interests	29,460	29,007
Total shareholder’s equity	11,729,834	11,487,759
Total liabilities and shareholder’s equity	$74,957,227	$71,965,476
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Interest income:
Interest and fees on loans	$508,506	$539,754
Interest on investment securities available for sale	49,090	47,524
Interest on investment securities held to maturity	7,246	7,745
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	47	40
Interest on trading account assets	516	738
Total interest income	565,405	595,801
Interest expense:
Interest on deposits	53,216	56,411
Interest on FHLB and other borrowings	16,364	15,792
Interest on federal funds purchased and securities sold under agreements to repurchase	500	580
Interest on other short-term borrowings	26	72
Total interest expense	70,106	72,855
Net interest income	495,299	522,946
Provision for loan losses	37,266	19,615
Net interest income after provision for loan losses	458,033	503,331
Noninterest income:
Service charges on deposit accounts	53,391	55,488
Card and merchant processing fees	24,304	24,624
Retail investment sales	26,564	24,379
Asset management fees	10,758	10,069
Corporate and correspondent investment sales	8,656	9,396
Mortgage banking income	4,276	11,470
Bank owned life insurance	3,967	4,405
Investment securities gains, net	16,434	14,955
Loss on prepayment of FHLB and other borrowings	(458)	(1,107)
Other	71,436	51,698
Total noninterest income	219,328	205,377
Noninterest expense:
Salaries, benefits and commissions	262,569	251,323
FDIC indemnification expense	31,618	86,307
Equipment	53,738	47,615
Professional services	46,399	39,274
Net occupancy	38,957	37,894
Amortization of intangibles	12,534	16,040
Securities impairment:
Other-than-temporary impairment	381	—
Less: non-credit portion recognized in other comprehensive income	235	—
Total securities impairment	146	—
Other	72,906	67,212
Total noninterest expense	518,867	545,665
Net income before income tax expense	158,494	163,043
Income tax expense	43,567	52,507
Net income	114,927	110,536
Less: net income attributable to noncontrolling interests	453	393
Net income attributable to shareholder	$114,474	$110,143
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net income	$114,927	$110,536
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	26,240	(3,140)
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	10,526	9,489
Net change in unrealized holding gains (losses) on securities available for sale	15,714	(12,629)
Change in unamortized net holding losses on investment securities held to maturity	3,058	2,377
Less: non-credit related impairment on investment securities held to maturity	151	—
Change in unamortized non-credit related impairment on investment securities held to maturity	246	1,041
Net change in unamortized holding losses on securities held to maturity	3,153	3,418
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(807)	1,383
Change in defined benefit plans	(1,671)	644
Other comprehensive income (loss), net of tax	16,389	(7,184)
Comprehensive income	131,316	103,352
Less: comprehensive income attributable to noncontrolling interests	453	393
Comprehensive income attributable to shareholder	$130,863	$102,959
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Common Stock	Surplus	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2013	$2,173	$15,172,910	$(4,146,573)	$26,058	$29,005	$11,083,573
Net income	—	—	110,143	—	393	110,536
Other comprehensive loss, net of tax	—	—	—	(7,184)	—	(7,184)
Vesting of restricted stock	—	(5,471)	—	—	—	(5,471)
Restricted stock retained to cover taxes	—	(570)	—	—	—	(570)
Amortization of stock-based deferred compensation	—	847	—	—	—	847
Balance, March 31, 2013	$2,173	$15,167,716	$(4,036,430)	$18,874	$29,398	$11,181,731

Balance, January 1, 2014	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	114,474	—	453	114,927
Other comprehensive income, net of tax	—	—	—	16,389	—	16,389
Issuance of common stock	23	116,977	—	—	—	117,000
Vesting of restricted stock	—	(4,525)	—	—	—	(4,525)
Restricted stock retained to cover taxes	—	(2,266)	—	—	—	(2,266)
Amortization of stock-based deferred compensation	—	550	—	—	—	550
Balance, March 31, 2014	$2,230	$15,383,954	$(3,614,263)	$(71,547)	$29,460	$11,729,834
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Operating Activities:
Net income	$114,927	$110,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,110	42,550
Securities impairment	146	—
Amortization of intangibles	12,534	16,040
Accretion of discount, loan fees and purchase market adjustments, net	(50,201)	(62,721)
Net change in FDIC indemnification asset/liability	31,618	86,307
Provision for loan losses	37,266	19,615
Amortization of stock based compensation	550	847
Net change in trading account assets	(23,033)	66,452
Net change in trading account liabilities	(10,444)	(74,397)
Net change in loans held for sale	45,494	122,509
Deferred tax expense	32,252	32,376
Investment securities gains, net	(16,434)	(14,955)
Loss on prepayment of FHLB and other borrowings	458	1,107
Loss on sale of premises and equipment	1,452	1,193
Loss on sale of student loans	75	—
Net loss on sale of other real estate and other assets	1,701	1,966
Loss on disposition	981	—
Increase in other assets	(123,144)	(229,549)
Increase (decrease) in other liabilities	4,830	(72,816)
Net cash provided by operating activities	126,138	47,060
Investing Activities:
Proceeds from sales of investment securities available for sale	430,715	360,682
Proceeds from prepayments, maturities and calls of investment securities available for sale	315,980	537,859
Purchases of investment securities available for sale	(947,146)	(1,861,638)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	30,787	83,820
Purchases of investment securities held to maturity	—	(52,830)
Net change in loan portfolio	(2,070,125)	(546,600)
Purchase of premises and equipment	(15,941)	(25,337)
Proceeds from sale of premises and equipment	4,156	3,846
Net cash paid in acquisition	(96,651)	—
Proceeds from sales of loans	54,310	19,958
Payments to FDIC for covered losses	(6,478)	(16,250)
Proceeds from sales of other real estate owned	4,630	10,976
Net cash used in investing activities	(2,295,763)	(1,485,514)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,962,805	579,438
Net increase in time deposits	684,694	155,008
Net increase in federal funds purchased and securities sold under agreements to repurchase	104,808	24,361
Net increase in other short-term borrowings	23,231	9,482
Repayment of FHLB and other borrowings	(40,910)	(201,630)
Vesting of restricted stock	(4,525)	(5,471)
Restricted stock grants retained to cover taxes	(2,266)	(570)
Issuance of common stock	117,000	—
Net cash provided by financing activities	2,844,837	560,618
Net increase (decrease) in cash and cash equivalents	675,212	(877,836)
Cash and cash equivalents at beginning of year	3,598,460	6,158,442
Cash and cash equivalents at end of period	$4,273,672	$5,280,606
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Quarterly Report on Form 10-Q, to determine if either recognition or disclosure of significant events or transactions is required.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relate to the allowance for loan losses, goodwill impairment, fair value measurements and income taxes. Actual results could differ from those estimates.
Recently Issued Accounting Standards
Obligations Resulting from Joint and Several Liability Arrangements with Fixed Obligations
In February 2013, the FASB released ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force), which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with retrospective application and was adopted by the Company on January 1, 2014. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.
Presentation of Unrecognized Tax Benefits
In July 2013, the FASB released ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and was adopted by the Company on January 1, 2014. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB released ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted and the Company elected to early adopt the amendments in this ASU on January 1, 2014. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.
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
(2) Acquisition Activities
Acquisition Activity
BBVA Securities Inc.
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

Simple Finance Technology Corp
On March 20, 2014, the Company acquired all of the voting equity interest of Simple, a U.S. based digital banking services firm. The Company acquired assets of approximately $2 million (including cash, premises and equipment, and other assets), assumed liabilities of approximately $2 million (including accounts payable, accrued payroll, and other liabilities), and recorded goodwill and other intangible assets of $118 million. Consideration for the acquisition included $98 million in cash as well as $16 million of contingent consideration. The Company recognized $3.5 million of acquisition-related costs in noninterest expense in the Company's Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2014. The revenues and earnings of Simple were not material for the three months ended March 31, 2014.
This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805. Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. Due to the timing of the closing of the acquisition, the fair values of other intangibles recorded are subject to adjustment as additional information becomes available to indicate a more accurate or appropriate fair value for the intangibles during the measurement period, which is not to exceed one year from the acquisition date.
(3) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity at March 31, 2014 and December 31, 2013.

	March 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$405,131	$4,112	$2,488	$406,755
Mortgage-backed securities	5,000,085	74,636	57,586	5,017,135
Collateralized mortgage obligations	2,060,307	21,846	9,425	2,072,728
States and political subdivisions	503,993	7,985	10,654	501,324
Other	28,257	83	71	28,269
Equity securities	507,440	71	—	507,511
Total	$8,505,213	$108,733	$80,224	$8,533,722
Investment securities held to maturity:
Collateralized mortgage obligations	$141,213	$17,131	$4,076	$154,268
Asset-backed securities	63,884	4,217	3,604	64,497
States and political subdivisions	1,211,553	1,086	121,116	1,091,523
Other	76,746	11,976	1,899	86,823
Total	$1,493,396	$34,410	$130,695	$1,397,111

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$257,844	$4,338	$1,245	$260,937
Mortgage-backed securities	5,232,504	75,912	74,625	5,233,791
Collateralized mortgage obligations	1,747,450	23,312	14,364	1,756,398
States and political subdivisions	518,755	8,041	17,360	509,436
Other	40,415	27	109	40,333
Equity securities	512,136	54	—	512,190
Total	$8,309,104	$111,684	$107,703	$8,313,085
Investment securities held to maturity:
Collateralized mortgage obligations	$145,989	$19,848	$3,900	$161,937
Asset-backed securities	67,590	4,008	6,183	65,415
States and political subdivisions	1,225,977	843	139,816	1,087,004
Other	79,640	13,191	1,929	90,902
Total	$1,519,196	$37,890	$151,828	$1,405,258
In the above table, equity securities include $507 million and $512 million at March 31, 2014 and December 31, 2013, respectively, of FHLB and Federal Reserve stock carried at par.
The investments held within the states and political subdivision caption of investment securities held to maturity relates to private placement transactions underwritten as loans by the Company but that met the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.

The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at March 31, 2014 and December 31, 2013. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$213,744	$2,488	$—	$—	$213,744	$2,488
Mortgage-backed securities	2,174,344	50,565	317,143	7,021	2,491,487	57,586
Collateralized mortgage obligations	633,690	4,302	144,565	5,123	778,255	9,425
States and political subdivisions	117,076	4,416	112,476	6,238	229,552	10,654
Other	4,977	71	—	—	4,977	71
Total	$3,143,831	$61,842	$574,184	$18,382	$3,718,015	$80,224

Investment securities held to maturity:
Collateralized mortgage obligations	$12,423	$138	$31,221	$3,938	$43,644	$4,076
Asset-backed securities	—	—	33,222	3,604	33,222	3,604
States and political subdivisions	197,406	14,535	740,273	106,581	937,679	121,116
Other	—	—	4,370	1,899	4,370	1,899
Total	$209,829	$14,673	$809,086	$116,022	$1,018,915	$130,695

	December 31, 2013
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$119,871	$1,245	$—	$—	$119,871	$1,245
Mortgage-backed securities	2,462,822	69,919	339,448	4,706	2,802,270	74,625
Collateralized mortgage obligations	699,693	9,123	108,710	5,241	808,403	14,364
States and political subdivisions	164,472	9,244	92,407	8,116	256,879	17,360
Other	4,939	109	—	—	4,939	109
Total	$3,451,797	$89,640	$540,565	$18,063	$3,992,362	$107,703

Investment securities held to maturity:
Collateralized mortgage obligations	$1,466	$17	$32,370	$3,883	$33,836	$3,900
Asset-backed securities	—	—	33,362	6,183	33,362	6,183
States and political subdivisions	313,438	26,760	642,799	113,056	956,237	139,816
Other	—	—	4,600	1,929	4,600	1,929
Total	$314,904	$26,777	$713,131	$125,051	$1,028,035	$151,828

As noted in the previous tables, at March 31, 2014, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either March 31, 2014 or December 31, 2013, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income for the three months ended March 31:

	2014	2013
	(In Thousands)
Balance, January 1	$20,943	$17,318
Reductions for securities paid off during the period (realized)	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	146	—
Balance, March 31	$21,089	$17,318
During the three months ended March 31, 2014, OTTI recognized on held to maturity securities totaled $146 thousand, and for the three months ended March 31, 2013 there was no OTTI recognized. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.

The maturities of the securities portfolios at March 31, 2014 are presented in the following table.

	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$18,787	$19,222
Maturing after one but within five years	131,274	136,867
Maturing after five but within ten years	181,888	183,268
Maturing after ten years	605,432	596,991
	937,381	936,348
Mortgage-backed securities and collateralized mortgage obligations	7,060,392	7,089,863
Equity securities	507,440	507,511
Total	$8,505,213	$8,533,722

Investment securities held to maturity:
Maturing within one year	$460	$466
Maturing after one but within five years	315,331	296,964
Maturing after five but within ten years	264,994	249,781
Maturing after ten years	771,398	695,632
	1,352,183	1,242,843
Collateralized mortgage obligations	141,213	154,268
Total	$1,493,396	$1,397,111

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Gross gains	$16,434	$14,955
Gross losses	—	—
Net realized gains	$16,434	$14,955

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$21,739,487	$20,209,209
Real estate – construction	1,729,550	1,736,348
Commercial real estate – mortgage	9,303,028	9,106,329
Total commercial loans	32,772,065	31,051,886
Consumer loans:
Residential real estate – mortgage	12,986,374	12,706,879
Equity lines of credit	2,218,862	2,236,367
Equity loans	616,762	644,068
Credit card	634,266	660,073
Consumer – direct	513,797	516,572
Consumer – indirect	2,250,888	2,116,981
Total consumer loans	19,220,949	18,880,940
Covered loans	701,158	734,190
Total loans	$52,694,172	$50,667,016
Purchased Impaired Loans
Purchased Impaired Loans are recognized on the Company's Unaudited Condensed Consolidated Balance Sheets within loans, net of recorded discount. The following table presents the unpaid principal balance, discount, allowance for loan losses and carrying value of the Purchased Impaired Loans at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(In Thousands)
Unpaid principal balance	$434,620	$449,429
Discount	(45,362)	(60,069)
Allowance for loan losses	(2,320)	(243)
Carrying value	$386,938	$389,117
An analysis of the accretable yield related to the Purchased Impaired Loans follows.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance, January 1,	$105,698	$136,992
Transfer (to) from nonaccretable difference	(8,162)	8,354
Accretion	(16,172)	(17,180)
Other	—	2,383
Balance, March 31,	$81,364	$130,549
The Company had allowances of $2.3 million and $243 thousand related to Purchased Impaired Loans at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company recognized $(10.8) million and $(5.2) million, respectively, of provision for loan losses attributable to credit improvements subsequent to acquisition of these loans.

Purchased Nonimpaired Loans
At acquisition, Purchased Nonimpaired Loans were determined to have fair value discounts, some of which were related to credit. The portion of the fair value discount not related to credit is being accreted to interest income over the expected remaining life of the loans based on expected cash flows. For the three months ended March 31, 2014 and 2013 approximately $37.8 million and $93.3 million, respectively, of interest income was recognized on these loans. The discount related to credit on the Purchased Nonimpaired Loans is reviewed for adequacy at each balance sheet date. If the expected losses exceed the credit discount, an allowance for loan losses is provided. If the expected losses are reduced, the related credit discount is accreted to interest income over the expected remaining life of the loans.
The following table presents the unpaid principal balance, discount, allowance for loan losses, and carrying value of the Purchased Nonimpaired Loans at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(In Thousands)
Unpaid principal balance	$463,311	$520,723
Discount	(151,411)	(175,893)
Allowance for loan losses	(5,745)	(2,711)
Carrying value	$306,155	$342,119
The following table reflects the recorded investment in all covered Purchased Impaired Loans and Purchased Nonimpaired Loans at March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans
	(In Thousands)
Commercial, financial and agricultural	$—	$46,324	$46,324	$—	$40,892	$40,892
Commercial real estate (1)	6,362	111,194	117,556	4,760	141,333	146,093
Residential real estate – mortgage (2)	382,896	147,702	530,598	384,588	155,452	540,040
Consumer loans	—	6,680	6,680	12	7,153	7,165
Total loans	$389,258	$311,900	$701,158	$389,360	$344,830	$734,190

(1)	Includes real estate – construction and commercial real estate - mortgage.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

FDIC Indemnification Asset (Liability)
The Company has entered into loss sharing agreements with the FDIC that require the FDIC to reimburse the Bank for losses with respect to covered loans and covered OREO. See Note 8, Commitments, Contingencies and Guarantees, for additional information related to the loss sharing agreements. A summary of the activity in the FDIC indemnification asset (liability) for the three months ended March 31, 2014 and 2013 follows.

	2014	2013
	(In Thousands)
Balance at January 1,	$24,315	$271,928
Increase (decrease) due to credit loss provision (benefit) recorded on FDIC covered loans	5,061	(4,411)
Amortization	(36,823)	(81,214)
Payments to FDIC for covered losses	6,478	16,250
Other	144	(682)
Balance at March 31,	$(825)	$201,871
Other adjustments include those resulting from the change in loss estimates related to OREO as a result of changes in expected cash flows as well as adjustments resulting from amounts owed to the FDIC for unexpected recoveries of amounts previously charged off.
Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Provision charged to income	7,501	(4,722)	12,673	16,829	4,985	37,266
Loans charged off	(4,934)	(2,646)	(15,708)	(21,704)	(216)	(45,208)
Loan recoveries	4,985	1,538	2,694	5,329	342	14,888
Net charge offs	51	(1,108)	(13,014)	(16,375)	126	(30,320)
Ending balance	$299,879	$153,130	$155,234	$91,357	$8,065	$707,665
Three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Provision charged to income	22,908	(25,829)	12,964	14,822	(5,250)	19,615
Loans charged off	(6,322)	(6,618)	(22,980)	(18,221)	(1,269)	(55,410)
Loan recoveries	5,197	5,493	2,153	5,327	790	18,960
Net charge offs	(1,125)	(1,125)	(20,827)	(12,894)	(479)	(36,450)
Ending balance	$304,841	$227,370	$164,402	$77,331	$12,074	$786,018

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio as of March 31, 2014 and December 31, 2013:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
March 31, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$31,905	$9,527	$40,857	$1,243	$—	$83,532
Collectively evaluated for impairment	267,974	143,603	114,377	90,114	—	616,068
Covered purchased impaired	—	—	—	—	2,320	2,320
Covered purchased nonimpaired	—	—	—	—	5,745	5,745
Total allowance for loan losses	$299,879	$153,130	$155,234	$91,357	$8,065	$707,665
Loans:
Ending balance of loans:
Individually evaluated for impairment	$103,320	$136,491	$192,262	$1,318	$—	$433,391
Collectively evaluated for impairment	21,636,167	10,896,087	15,629,736	3,397,633	—	51,559,623
Covered purchased impaired	—	—	—	—	389,258	389,258
Covered purchased nonimpaired	—	—	—	—	311,900	311,900
Total loans	$21,739,487	$11,032,578	$15,821,998	$3,398,951	$701,158	$52,694,172
December 31, 2013
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28,828	$9,408	$41,989	$1,526	$—	$81,751
Collectively evaluated for impairment	263,499	149,552	113,586	89,377	—	616,014
Covered purchased impaired	—	—	—	—	243	243
Covered purchased nonimpaired	—	—	—	—	2,711	2,711
Total allowance for loan losses	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Loans:
Ending balance of loans:
Individually evaluated for impairment	$138,047	$167,598	$196,723	$1,625	$—	$503,993
Collectively evaluated for impairment	20,071,162	10,675,079	15,390,591	3,292,001	—	49,428,833
Covered purchased impaired	—	—	—	—	389,360	389,360
Covered purchased nonimpaired	—	—	—	—	344,830	344,830
Total loans	$20,209,209	$10,842,677	$15,587,314	$3,293,626	$734,190	$50,667,016

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The following table presents information on individually analyzed impaired loans, by loan class, as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$8,593	$16,098	$—	$94,727	$107,519	$31,905
Real estate – construction	4,850	5,623	—	3,788	4,507	615
Commercial real estate – mortgage	13,611	14,432	—	114,242	120,550	8,912
Residential real estate – mortgage	1,875	1,875	—	111,371	111,557	6,562
Equity lines of credit	—	—	—	23,594	23,628	23,594
Equity loans	—	—	—	55,422	55,569	10,701
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	151	151	76
Consumer – indirect	—	—	—	1,167	1,167	1,167
Total loans	$28,929	$38,028	$—	$404,462	$424,648	$83,532

	December 31, 2013
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$19,984	$27,639	$—	$118,063	$138,092	$28,828
Real estate – construction	1,314	1,555	—	9,248	10,812	836
Commercial real estate – mortgage	51,303	54,821	—	105,733	112,177	8,572
Residential real estate – mortgage	1,906	1,906	—	115,550	115,734	7,378
Equity lines of credit	—	—	—	23,593	24,021	23,190
Equity loans	—	—	—	55,674	55,794	11,421
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	182	181	83
Consumer – indirect	—	—	—	1,443	1,443	1,443
Total loans	$74,507	$85,921	$—	$429,486	$458,254	$81,751

The following table presents information on individually analyzed impaired loans, by loan class, for the three months ended March 31, 2014, and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$126,821	$245	$111,648	$356
Real estate – construction	10,120	63	110,853	391
Commercial real estate – mortgage	141,347	942	235,113	1,054
Residential real estate – mortgage	114,965	719	170,407	1,082
Equity lines of credit	23,403	250	—	—
Equity loans	55,027	425	24,653	253
Credit card	—	—	—	—
Consumer – direct	158	1	131	2
Consumer – indirect	1,265	1	—	—
Total loans	$473,106	$2,646	$652,805	$3,138
The tables above do not include Purchased Impaired Loans or loans held for sale. At March 31, 2014, there were $6.4 million, $10.7 million and $368 thousand of recorded investment, unpaid principal balance and allowance for loan losses on covered Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually analyzed for impairment, respectively. At December 31, 2013, there were $4.8 million, $10.9 million, and $243 thousand of recorded investment, unpaid principal balance and allowance for loan losses on covered Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually analyzed for impairment, respectively. Covered Purchased Nonimpaired Loans are not included in the tables above as they are evaluated collectively on a pool basis and not on an individual basis.
Detailed information on the Company's allowance for loan losses methodology and the Company's impaired loan policy are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013.
The Company monitors the credit quality of its commercial portfolio using an internal dual risk rating, which considers both the obligor and the facility. The obligor risk ratings are defined by ranges of default probabilities of the borrowers (AAA through D) and the facility risk ratings are defined by ranges of the loss given default. The combination of those two approaches results in the assessment of the likelihood of loss and it is mapped to the regulatory classifications. The Company assigns internal risk ratings at loan origination and at regular intervals subsequent to origination. Loan review intervals are dependent on the size and risk grade of the loan, and are generally conducted at least annually. Additional reviews are conducted when information affecting the loan’s risk grade becomes available. The general characteristics of the risk grades are as follows:

•
The Company’s internally assigned letter grades “AAA” through “B-” correspond to the regulatory classification “Pass.” These loans do not have any identified potential or well-defined weaknesses and have a high likelihood of orderly repayment. Exceptions exist when either the facility is fully secured by a CD and held at the Company or the facility is secured by properly margined and controlled marketable securities.

•
Internally assigned letter grades “CCC+” through “CCC” correspond to the regulatory classification “Special Mention.” Loans within this classification have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•
Internally assigned letter grades “CCC-” through “D1” correspond to the regulatory classification “Substandard.” A loan classified as substandard is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
The internally assigned letter grade “D2” corresponds to the regulatory classification “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable.

The Company considers payment history as the best indicator of credit quality for the consumer portfolio. Nonperforming loans in the tables below include loans classified as nonaccrual, loans 90 days or more past due and loans modified in a TDR 90 days or more past due.
The following tables, which exclude loans held for sale and covered loans, illustrate the credit quality indicators associated with the Company’s loans, by loan class, as of March 31, 2014 and December 31, 2013.

	Commercial
	March 31, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$21,146,673	$1,707,629	$8,824,454
Special Mention	355,008	7,750	239,105
Substandard	190,735	12,756	213,668
Doubtful	47,071	1,415	25,801
	$21,739,487	$1,729,550	$9,303,028

	December 31, 2013
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$19,582,014	$1,707,719	$8,562,261
Special Mention	353,638	9,918	271,500
Substandard	261,995	17,112	243,042
Doubtful	11,562	1,599	29,526
	$20,209,209	$1,736,348	$9,106,329

	Consumer
	March 31, 2014
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer - Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,876,016	$2,180,399	$595,728	$624,301	$510,628	$2,249,042
Nonperforming	110,358	38,463	21,034	9,965	3,169	1,846
	$12,986,374	$2,218,862	$616,762	$634,266	$513,797	$2,250,888

	December 31, 2013
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer -Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,601,515	$2,199,827	$621,897	$649,796	$513,630	$2,113,918
Nonperforming	105,364	36,540	22,171	10,277	2,942	3,063
	$12,706,879	$2,236,367	$644,068	$660,073	$516,572	$2,116,981
Covered loans are excluded from the table above as an initial estimate of credit losses was embedded within the initial purchase discount established at acquisition. Periodically, the Company updates its estimated cash flows related to these covered loans. Increases in these updated cash flows over those expected at the purchase date are recognized as interest income prospectively. Decreases in estimated cash flows after the purchase date are recognized by recording an allowance for credit losses. Generally, since the acquisition of these covered loans, there has been considerable improvement in the expected credit losses with some minimal deterioration in credit quality seen within specific loans and pools of loans. To account for the subsequent deterioration in credit, an allowance for loan losses of $8 million was recorded on the $701 million covered portfolio at March 31, 2014 and an allowance for loan losses of $3 million was recorded on the $734 million covered loans portfolio at December 31, 2013.

The following tables present an aging analysis of the Company’s past due loans as of March 31, 2014 and December 31, 2013, excluding loans classified as held for sale and Purchased Impaired Loans.

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)

Commercial, financial and agricultural	$10,240	$2,277	$1,403	$103,133	$21,244	$138,297	$21,601,190	$21,739,487
Real estate – construction	3,346	147	1,337	10,999	2,436	18,265	1,711,285	1,729,550
Commercial real estate – mortgage	12,173	3,070	626	106,295	59,543	181,707	9,121,321	9,303,028
Residential real estate – mortgage	42,003	15,432	2,632	107,601	72,043	239,711	12,746,663	12,986,374
Equity lines of credit	10,249	9,068	5,285	33,178	—	57,780	2,161,082	2,218,862
Equity loans	8,410	3,970	825	20,130	43,078	76,413	540,349	616,762
Credit card	5,742	4,254	9,965	—	—	19,961	614,305	634,266
Consumer – direct	7,375	1,509	2,814	355	79	12,132	501,665	513,797
Consumer – indirect	18,980	3,569	497	1,349	—	24,395	2,226,493	2,250,888
Covered loans	738	8,682	3,988	5,555	3,856	22,819	289,081	311,900
Total loans	$119,256	$51,978	$29,372	$388,595	$202,279	$791,480	$51,513,434	$52,304,914

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)

Commercial, financial and agricultural	$9,485	$6,111	$2,212	$128,231	$25,548	$171,587	$20,037,622	$20,209,209
Real estate – construction	4,258	1,862	240	14,183	3,801	24,344	1,712,004	1,736,348
Commercial real estate – mortgage	9,521	4,869	797	129,672	59,727	204,586	8,901,743	9,106,329
Residential real estate – mortgage	48,597	22,629	2,460	102,904	74,236	250,826	12,456,053	12,706,879
Equity lines of credit	12,230	6,252	5,109	31,431	—	55,022	2,181,345	2,236,367
Equity loans	7,630	3,170	1,167	20,447	42,850	75,264	568,804	644,068
Credit card	5,955	4,676	10,277	—	—	20,908	639,165	660,073
Consumer – direct	8,736	3,000	2,402	540	91	14,769	501,803	516,572
Consumer – indirect	24,945	5,276	1,540	1,523	—	33,284	2,083,697	2,116,981
Covered loans	1,247	290	4,122	5,425	3,455	14,539	330,291	344,830
Total loans	$132,604	$58,135	$30,326	$434,356	$209,708	$865,129	$49,412,527	$50,277,656
Policies related to the Company's nonaccrual and past due loans are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013.

It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy. The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$19,679	$19,679	$21,244	$40,923
Real estate – construction	31	—	—	173	204	2,405	2,609
Commercial real estate – mortgage	589	2,299	—	7,570	10,458	56,655	67,113
Residential real estate – mortgage	1,592	380	125	29,097	31,194	69,946	101,140
Equity lines of credit	—	—	—	23,628	23,628	—	23,628
Equity loans	1,762	654	79	12,613	15,108	40,583	55,691
Credit card	—	—	—	—	—	—	—
Consumer – direct	—	—	—	72	72	79	151
Consumer – indirect	—	—	—	1,167	1,167	—	1,167
Covered loans	29	—	—	2,469	2,498	3,827	6,325
Total loans	$4,003	$3,333	$204	$96,468	$104,008	$194,739	$298,747

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$5	$—	$—	$20,498	$20,503	$25,543	$46,046
Real estate – construction	32	50	—	181	263	3,719	3,982
Commercial real estate – mortgage	2,345	—	—	13,910	16,255	57,382	73,637
Residential real estate – mortgage	3,755	2,747	760	30,492	37,754	66,974	104,728
Equity lines of credit	—	—	—	24,592	24,592	—	24,592
Equity loans	1,799	1,022	557	12,823	16,201	39,472	55,673
Credit card	—	—	—	—	—	—	—
Consumer – direct	—	—	—	90	90	91	181
Consumer – indirect	—	—	—	1,443	1,443	—	1,443
Covered loans	$21	$—	$—	$5,428	$5,449	$3,434	$8,883
Total loans	$7,957	$3,819	$1,317	$109,457	$122,550	$196,615	$319,165
As of March 31, 2014 there were no loans held for sale classified as TDRs. At December 31, 2013 there were $3.6 million of nonaccrual loans held for sale classified as TDRs.
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended March 31, 2014, $2.4 million of TDR modifications included an interest rate concession and $7.0 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2013, $13.1 million of TDR modifications included an interest rate concession and $4.3 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs during the three months ended March 31, 2014 and 2013, excluding loans classified as held for sale.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	3	$4,356
Real estate – construction	—	—	2	2,406
Commercial real estate – mortgage	6	3,930	5	3,204
Residential real estate – mortgage	10	994	32	5,381
Equity lines of credit	49	2,302	—	—
Equity loans	18	1,987	26	1,957
Credit card	—	—	—	—
Consumer – direct	—	—	—	—
Consumer – indirect	18	202	—	—
Covered loans	—	—	1	48
For the three months ended March 31, 2014 and 2013, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
The Company considers TDRs aged 90 days or more past due, charged off or classified as nonaccrual subsequent to modification, where the loan was not classified as a nonperforming loan at the time of modification, as subsequently defaulted.
The following tables provide a summary of initial subsequent defaults that occurred during the three months ended March 31, 2014 and 2013 that occurred within one year of the restructure date. The table excludes loans classified as held for sale as of period-end and includes loans no longer in default as of period-end.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	1	$9,531
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	—	—	6	2,013
Equity lines of credit	3	275	—	—
Equity loans	1	63	1	54
Credit card	—	—	—	—
Consumer – direct	—	—	—	—
Consumer – indirect	—	—	—	—
Covered loans	—	—	—	—
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
At March 31, 2014 and December 31, 2013, there were $1.4 million and $3.9 million, respectively, of commitments to lend additional funds to borrowers owing loans whose terms have been modified in a TDR.
(5) Loan Sales and Servicing
The following table presents the composition of the loans held for sale portfolio at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(In Thousands)
Loans held for sale:
Real estate – construction	$—	$4,447
Commercial real estate – mortgage	—	2,912
Residential real estate – mortgage	101,615	139,750
Total loans held for sale	$101,615	$147,109
During the three months ended March 31, 2014 and 2013 no loans were transferred from the held for investment portfolio to loans held for sale. The Company sold loans and loans held for sale with a recorded balance of $62 million and $20 million, excluding loans originated for sale in the secondary market, during the three months ended March 31, 2014 and 2013, respectively.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $188 million and $493 million for the three months ended March 31, 2014 and 2013, respectively. The Company recognized net gains of $4.1 million and $13.1 million on the sale of residential mortgage loans originated for sale during the three months ended March 31, 2014 and 2013, respectively. These gains were recorded in mortgage banking income in the Company’s Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During the three months ended March 31, 2014 and 2013, the Company sold $188 million and $476 million, respectively, of residential mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of debtors to pay when due. At March 31, 2014 and December 31, 2013, the Company was servicing $2.9 billion and $2.7 billion, respectively, of residential mortgage loans sold with retained servicing. These loans are not included in loans on the Company’s Unaudited Condensed Consolidated Balance Sheets.
In connection with residential mortgage loans sold with retained servicing, the Company receives annual servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $3.6 million and $866 thousand during the three months ended March 31, 2014 and 2013, respectively, as a component of other noninterest income in the Company’s Unaudited Condensed Consolidated Statements of Income. At March 31, 2014 and December 31, 2013, the Company had recorded $32 million and $30 million of servicing assets, respectively, under the fair value method in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.
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

The following table is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Carrying value, January 1	$30,065	$13,255
Additions	2,083	5,261
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	291	336
Due to other changes in fair value (1)	(611)	(381)
Carrying value, March 31	$31,828	$18,471

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At March 31, 2014 and December 31, 2013, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Fair value of residential mortgage servicing rights	$31,828	$30,065
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.5%	96.4%
Adjustable rate mortgage loans	3.5	3.6
Total	100.0%	100.0%
Weighted average life (in years)	6.8	6.9
Prepayment speed:	9.2%	8.8%
Effect on fair value of a 10% increase	$(878)	$(743)
Effect on fair value of a 20% increase	(1,748)	(1,492)
Weighted average discount rate:	10.0%	10.0%
Effect on fair value of a 10% increase	$(1,229)	$(1,167)
Effect on fair value of a 20% increase	(2,367)	(2,247)
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

(6) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the Company's accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$423,950	$66,688	$—	$423,950	$67,623	$—
Total fair value hedges		66,688	—		67,623	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	200,000	3,259	—	200,000	3,652	—
Swaps related to FHLB advances	320,000	—	12,734	320,000	—	11,862
Total cash flow hedges		3,259	12,734		3,652	11,862
Total derivatives designated as hedging instruments		$69,947	$12,734		$71,275	$11,862

Free-standing derivatives not designated as hedging instruments:
Free-standing derivative instruments-risk management and other purposes:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$130,900	$262	$146	$171,364	$1,727	$56
Equity contracts:
Purchased equity option related to equity-linked CDs	630,438	51,653	—	588,377	47,875	—
Swap associated with sale of Visa, Inc. Class B shares	48,225	—	1,206	49,748	—	1,244
Foreign exchange contracts:
Forwards related to commercial loans	564,138	520	3,095	424,797	1,072	2,690
Spots related to commercial loans	23,430	30	2	41,133	55	56
Total free-standing derivative instruments-risk management and other purposes		$52,465	$4,449		$50,729	$4,046
Free-standing derivative instruments – customer accommodation:
Futures contracts (3)	$602,000	$—	$—	$657,000	$—	$—
Interest rate lock commitments	161,272	1,684	2	129,791	947	57
Written equity option related to equity-linked CDs	616,843	—	50,252	576,196	—	46,573
Trading account assets and liabilities:
Interest rate contracts for customers	14,745,564	258,186	196,433	13,474,347	262,578	200,899
Commodity contracts for customers	726,525	17,364	13,775	906,650	23,132	18,373
Foreign exchange contracts for customers	339,723	3,248	2,514	145,175	4,450	3,894
Total trading account assets and liabilities		278,798	212,722		290,160	223,166
Total free-standing derivative instruments- customer accommodations		$280,482	$262,976		$291,107	$269,796

(1)
Derivative assets, except for trading account assets that are recorded as a component of trading account assets on the Consolidated Balance Sheets, are recorded in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

(2)	Derivative liabilities are recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets.

(3)	Changes in fair value are cash settled daily; therefore, there is no ending balance at any given reporting period.

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
Interest rate swaps are used to convert the Company’s fixed rate long-term debt to a variable rate. The critical terms of the interest rate swaps match the terms of the corresponding hedged items. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The Company recognized approximately $874 thousand and $303 thousand of fair value hedging gains as a result of hedge ineffectiveness for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, the Company recognized decreases of $6.1 million and $7.1 million, respectively, to interest expense related to interest rate swaps accounted for as fair value hedges.
The Company recognized no gains or losses for the three months ended March 31, 2014 and 2013 related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2014, the fair value hedges had a weighted average expected remaining term of 5.2 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges included in the Company’s Unaudited Condensed Consolidated Statements of Income.

		Gain (Loss) for the
		Three Months Ended March 31,
	Condensed Consolidated Statements of Income Caption	2014	2013
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(935)	$(9,854)
Hedged long term debt	Interest on FHLB and other borrowings	1,809	10,157
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	5,265	6,782

Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three months ended March 31, 2014 and 2013. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2014 and 2013.
For the three months ended March 31, 2014 and 2013, the Company reclassified from accumulated other comprehensive income (loss) to interest income $1.2 million and $1.1 million, respectively, related to interest rate swaps and floors accounted for as cash flow hedges. At March 31, 2014, cash flow hedges not terminated had a net fair value of $9.5 million and a weighted average life of 3.2 years. Based on the current interest rate environment, $4.3 million of losses are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 7.3 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013.

	Gain (Loss) for the
	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$807	$1,383
Amount reclassified from accumulated other comprehensive income into net interest income	(1,163)	(1,133)
Amount of ineffectiveness recognized in net interest income	—	—
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
The Company also enters into a variety of interest rate contracts, commodity contracts and foreign exchange contracts in its trading activities. The primary purpose for using these derivative instruments in the trading account is to facilitate customer transactions. The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in noninterest income as corporate and correspondent investment sales in the Company's Unaudited Condensed Consolidated Statements of Income.
Free-Standing Derivative Instruments – Risk Management and Other Purposes
The Company enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking income in the Company’s Unaudited Condensed Consolidated Statements of Income.

In conjunction with the sale of its Visa, Inc. Class B shares in 2009, the Company entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative.
The Company offers its customers equity-linked CDs that have a return linked to equity indices. Under appropriate accounting guidance, a CD that pays interest based on changes in an equity index is a hybrid instrument that requires separation into a host contract (the CD) and an embedded derivative contract (written equity call option). The Company has entered into an offsetting derivative contract in order to economically hedge the exposure related to the issuance of equity-linked CDs. Both the embedded derivative and derivative contract entered into by the Company are recorded at fair value with offsetting gains and losses recognized within noninterest expense in the Company's Unaudited Condensed Consolidated Statements of Income. The embedded derivative is classified as a free-standing derivative instrument to accommodate customers while the offsetting derivative contract intended to hedge the Company’s exposure is classified as a free-standing derivative instrument for risk management and other purposes.
The Company also enters into foreign currency contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to its funding of commercial loans in foreign currencies.
The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income from free-standing derivative instruments used for risk management and other purposes are summarized in the following table for the three months ended March 31, 2014 and 2013.

		Gain (Loss) for the
		Three Months Ended March 31,
	Condensed Consolidated Statements of Income Caption	2014	2013
		(In Thousands)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	$(1,554)	$(744)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other noninterest expense	3,778	3,223
Foreign currency contracts:
Forward contracts related to commercial loans	Corporate and correspondent investment sales	(5,487)	7,565
Spot contracts related to commercial loans	Corporate and correspondent investment sales	880	—
Free-Standing Derivative Instruments – Customer Accommodation
The majority of free-standing derivative instruments the Company enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. The Company may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with high-quality counterparties with substantially matching terms. Revaluation gains and losses on commodity and other commercial customer derivative contracts are recorded as a component of corporate and correspondent investment sales in the Company's Unaudited Condensed Consolidated Statements of Income.
Interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale are also considered free-standing derivative instruments, and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
As previously noted, the Company offers its customers equity-linked CDs that have a return linked to equity indices. The embedded derivative is classified as a free-standing derivative instrument to accommodate customers.

The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income relating to free-standing derivative instruments used as a customer accommodation are summarized in the following table for the three months ended March 31, 2014 and 2013.

		Gain (Loss) for the
		Three Months Ended March 31,
	Condensed Consolidated Statements of Income Caption	2014	2013
		(In Thousands)
Futures contracts	Corporate and correspondent investment sales	$(76)	$42
Interest rate contracts:
Interest rate contracts for customers	Corporate and correspondent investment sales	5,118	6,898
Interest rate lock commitments	Mortgage banking income	792	(625)
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	8	(53)
Foreign currency contracts:
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	193	—
Equity contracts:
Written equity option related to equity-linked CDs	Other noninterest expense	(3,679)	(3,094)
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2014, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $279 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $1 thousand in credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2014, and for the three months ended March 31, 2013 there were $582 thousand in credit losses associated with derivative instruments classified as trading. At March 31, 2014, there were no nonperforming derivative positions classified as trading and at December 31, 2013 there were $54 thousand nonperforming derivative positions classified as trading.

The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions have credit risk of $70 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2014 and December 31, 2013, the Company had recorded the right to reclaim cash collateral of $32 million and $26 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $29 million and $38 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2014 was $58 million for which the Company has collateral requirements of $56 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on March 31, 2014, the Company’s collateral requirements to its counterparties would increase by $3 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2013 was $57 million for which the Company had collateral requirements of $54 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on December 31, 2013, the Company’s collateral requirements to its counterparties would have increased by $3 million.
(7) Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Derivatives
In conjunction with the derivative and hedging activity discussed in Note 6, Derivatives and Hedging, the Company is party to master netting arrangements with its financial institution counterparties for some of its derivative and hedging activities. The Company does not offset assets and liabilities under these master netting arrangements for financial statement presentation purposes. The master netting arrangements provide for single net settlement of all derivative instrument arrangements, as well as collateral, in the event of default, or termination of, any one contract with the respective counterparties. Cash collateral is usually posted by the counterparty with a net liability position in accordance with contract thresholds.
Securities Sold Under Agreements to Repurchase
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities. The obligation to repurchase the securities is reflected as a liability in the Company's Unaudited Condensed Consolidated Balance Sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts available for sale. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of March 31, 2014 and December 31, 2013, the Company had no repurchase agreements that were subject to enforceable master netting arrangements.

The following represents the Company’s assets/liabilities subject to an enforceable master netting arrangement as of March 31, 2014 and December 31, 2013. The derivative instruments the Company has with its customers are not subject to an enforceable master netting arrangement.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2014
Derivative financial assets:
Total derivatives subject to a master netting arrangement	$185,818	$—	$185,818	$11,408	$25,819	$148,591
Total derivatives not subject to a master netting arrangement	217,076	—	217,076	—	—	217,076
Total derivative financial assets	$402,894	$—	$402,894	$11,408	$25,819	$365,667

Derivative financial liabilities:
Total derivatives subject to a master netting arrangement	$203,127	$—	$203,127	$45,308	$28,929	$128,890
Total derivatives not subject to a master netting arrangement	77,032	—	77,032	—	—	77,032
Total derivative financial liabilities	$280,159	$—	$280,159	$45,308	$28,929	$205,922

December 31, 2013
Derivative financial assets:
Total derivatives subject to a master netting arrangement	$192,771	$—	$192,771	$7,723	$37,189	$147,859
Total derivatives not subject to a master netting arrangement	220,340	—	220,340	—	—	220,340
Total derivative financial assets	$413,111	$—	$413,111	$7,723	$37,189	$368,199

Derivative financial liabilities:
Total derivatives subject to a master netting arrangement	$200,207	$—	$200,207	$46,466	$25,910	$127,831
Total derivatives not subject to a master netting arrangement	85,497	—	85,497	—	—	85,497
Total derivative financial liabilities	$285,704	$—	$285,704	$46,466	$25,910	$213,328

(1)
The actual amount of collateral received/pledged is limited to the derivative asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In Thousands)
Commitments to extend credit	$26,691,887	$26,545,608
Standby and commercial letters of credit	2,061,632	2,093,159
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At March 31, 2014 and December 31, 2013, the recorded amount of these deferred fees was $6.9 million and $4.9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2014, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $2.1 billion. At March 31, 2014 and December 31, 2013, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $78 million and $76 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At March 31, 2014 and December 31, 2013, the amount of potential recourse was $20 million, of which the Company had reserved $728 thousand and $738 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At March 31, 2014 and December 31, 2013, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
Loss Sharing Agreement
In connection with the Guaranty Bank acquisition, the Bank entered into loss sharing agreements with the FDIC that covered approximately $9.7 billion of loans and OREO, excluding the impact of purchase accounting adjustments. In accordance with the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to the acquired loans and acquired OREO begins with the first dollar of incurred losses, as defined in the loss sharing agreements. The terms of the loss sharing agreements provide that the FDIC will reimburse the Bank for 80% of incurred losses up to $2.3 billion and 95% of incurred losses in excess of $2.3 billion. Gains and recoveries on covered assets offset incurred losses, or are paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans.
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At March 31, 2014 and December 31, 2013, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $142 million and $140 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
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
In October 2010, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Florida, Stephen T. Anderson, on behalf of himself and others so situated v. Compass Bank, wherein the plaintiff alleges the Company inappropriately assessed and collected overdraft and insufficient fund fees. On June 27, 2012, the parties agreed to settle this matter as a nationwide class of consumer customers for $11.5 million. The settlement was contingent upon court approval. The court granted preliminary approval on March 18, 2013, and the $11.5 million settlement amount was paid into escrow on March 29, 2013. Notice was provided to the class members in April 2013. The deadline to object to or opt out of the settlement was June 6, 2013. The court granted final approval on August 7, 2013. The deadline to file a claim was September 30, 2013. Individual settlement payments were distributed to the class members during the week of January 6, 2014.
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
In March 2014, the Company was named as a defendant in a lawsuit filed in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida, Jack C. Demetree, et al. v. BBVA Compass, wherein the plaintiffs allege that their accountant stole approximately $16.4 million through unauthorized transactions on their accounts from 2006 to 2013. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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
The Company owns all of the outstanding stock of BSI, a registered broker-dealer. Applicable law limits BSI from deriving more than 25 percent of its gross revenues from underwriting or dealing in bank-ineligible securities (“ineligible revenue”). Prior to the contribution of BSI to the Company in April 2013, BSI’s ineligible revenues in certain periods exceeded the 25 percent limit. It is possible that the Federal Reserve Board may take either formal or informal enforcement action against BSI and the Company and the possibility of civil money penalties cannot be ruled out. At this time, the Company does not know the amount of a potential civil money penalty, if any.
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At March 31, 2014, the Company had accrued legal reserves in the amount of $9 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At March 31, 2014, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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
(9) Fair Value of Financial Instruments
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

•
Other debt and equity securities consist of mutual funds, foreign and corporate debt, and U.S. government agencies equity securities. Mutual funds are valued based on quoted market prices of identical assets trading on active exchanges. These valuations are Level 1 measurements. Foreign and corporate debt valuations are based on information and assumptions that are observable in the market place. The valuations for these securities are therefore classified as Level 2. U.S. government agency equity securities are valued based on quoted market prices of identical assets trading on active exchanges. These valuations thus qualify as Level 1 measurements.

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
At both March 31, 2014 and December 31, 2013, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $690 thousand and $(6.8) million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2014 and 2013, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(1.6) million and $(744) thousand for the three months ended March 31, 2014 and 2013, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value at March 31, 2014 and December 31, 2013.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2014
Residential mortgage loans held for sale	$101,615	$98,474	$3,141
December 31, 2013
Residential mortgage loans held for sale	$139,750	$137,300	$2,450
Derivative assets and liabilities – Derivative assets and liabilities are measured using models that primarily use market observable inputs, such as quoted security prices, and are accordingly classified as Level 2. The derivative assets and liabilities classified within Level 3 of the fair value hierarchy were comprised of interest rate contract agreements that are valued using third-party software that calculates fair market value considering current quoted TBA and other market based prices and then applies closing ratio assumptions based on software-produced pull through ratios that are generated using the Company’s historical fallout activity. Based upon this process, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The Company's Secondary Marketing Committee is responsible for the appropriate application of the valuation policies and procedures surrounding the Company’s interest rate lock commitments. Policies established to govern mortgage pipeline risk management activities must be approved by the Company’s Asset/Liability Committee on an annual basis.
Other assets – Other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were comprised of MSRs that are valued through a discounted cash flow analysis using a third-party commercial valuation system. The valuation takes into consideration the objective characteristics of the MSR portfolio, such as loan amount, note rate, service fee, loan term, and common industry assumptions, such as servicing costs, ancillary income, prepayment estimates, earning rates, cost of fund rates, discount rates, etc. The Company’s portfolio-specific factors are also considered in calculating the fair value of MSRs to the extent one can reasonably assume a buyer would also incorporate these factors. Examples of such factors are geographical concentrations of the portfolio, liquidity considerations such as housing authority loans which have a limited number of approved servicers, or additional views of risk not inherently accounted for in prepayment assumptions. Product liquidity and these other risks are generally incorporated through adjustment of discount factors applied to forecasted cash flows. Based on this method of pricing MSRs, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The value of the MSR is calculated by a third-party firm that specializes in the MSR market and valuation services. Additionally, the Company obtains a valuation from an independent party to compare for reasonableness. The Company’s Secondary Marketing Committee is responsible for ensuring the appropriate application of valuation, capitalization, and fair value decay policies for the MSR portfolio. The Committee meets at least monthly to review the MSR portfolio.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$29,964	$—	$29,964	$—
Mortgage-backed securities	22,449	—	22,449	—
Collateralized mortgage obligations	6,837	—	6,837	—
State and political subdivisions	3,199	—	3,199	—
Interest rate contracts	258,186	—	258,186	—
Commodity contracts	17,364	—	17,364	—
Foreign exchange contracts	3,248	—	3,248	—
Other trading assets	1,716	—	24	1,692
Total trading account assets	342,963	—	341,271	1,692
Loans held for sale	101,615	—	101,615	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	406,755	—	406,755	—
Mortgage-backed securities	5,017,135	—	5,017,135	—
Collateralized mortgage obligations	2,072,728	—	2,072,728	—
States and political subdivisions	501,324	—	501,324	—
Other debt securities	28,269	28,219	50	—
Equity securities (1)	79	73	—	6
Total investment securities available for sale	8,026,290	28,292	7,997,992	6
Derivative assets:
Interest rate contracts	71,893	—	70,209	1,684
Equity contracts	51,653	—	51,653	—
Foreign exchange contracts	550	—	550	—
Total derivative assets	124,096	—	122,412	1,684
Other assets	31,828	—	—	31,828
Liabilities:
Trading account liabilities:
Mortgage-backed securities	$23,852	$—	$23,852	$—
Interest rate contracts	196,433	—	196,433	—
Commodity contracts	13,775	—	13,775	—
Foreign exchange contracts	2,514	—	2,514	—
Other debt securities	4,947	—	4,947	—
Other trading liabilities	23	—	23	—
Total trading account liabilities	241,544	—	241,544	—
Derivative liabilities:
Interest rate contracts	12,882	—	12,880	2
Equity contracts	50,252	—	50,252	—
Foreign exchange contracts	3,097	—	3,097	—
Total derivative liabilities	66,231	—	66,229	2

(1)	Excludes $507 million of FHLB and Federal Reserve stock required to be owned by the Company at March 31, 2014. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$24,655	$—	$24,655	$—
Mortgage-backed securities	1,285	—	1,285	—
State and political subdivisions	2,160	—	2,160	—
Other equity securities	2	—	2	—
Interest rate contracts	262,578	—	262,578	—
Commodity contracts	23,132	—	23,132	—
Other derivative assets	4,450	—	4,450	—
Other trading assets	1,668	—	23	1,645
Total trading account assets	319,930	—	318,285	1,645
Loans held for sale	139,750	—	139,750	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	260,937	—	260,937	—
Mortgage-backed securities	5,233,791	—	5,233,791	—
Collateralized mortgage obligations	1,756,398	—	1,756,398	—
States and political subdivisions	509,436	—	509,436	—
Other debt securities	40,333	40,283	50	—
Equity securities (1)	63	57	—	6
Total investment securities available for sale	7,800,958	40,340	7,760,612	6
Derivative assets:
Interest rate contracts	73,949	—	73,002	947
Equity contracts	47,875	—	47,875	—
Foreign exchange contracts	1,127	—	1,127	—
Total derivative assets	122,951	—	122,004	947
Other assets	30,065	—	—	30,065
Liabilities:
Trading account liabilities:
Mortgage-backed securities	$5,568	$—	$5,568	$—
Interest rate contracts	200,899	—	200,899	—
Commodity contracts	18,373	—	18,373	—
Other derivative liabilities	3,894	—	3,894	—
Other trading liabilities	23	—	23	—
Total trading account liabilities	228,757	—	228,757	—
Derivative liabilities:
Interest rate contracts	11,975	—	11,918	57
Equity contracts	46,573	—	46,573	—
Foreign exchange contracts	2,746	—	2,746	—
Total derivative liabilities	61,294	—	61,237	57

(1)	Excludes $512 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2013. These securities are carried at par.

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three months ended March 31, 2014 and 2013. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Trading Assets	States and Political Subdivisions	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2013	$2,083	$8	$6	$5,016	$13,255
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(63)	—	—	(625)	(45)
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	5,261
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, March 31, 2013	$2,020	$8	$6	$4,391	$18,471
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2013	$(63)	$—	$—	$(625)	$(45)

Balance, January 1, 2014	$1,645	$—	$6	$890	$30,065
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	47	—	—	792	(320)
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	2,083
Sales	—	—	—	—	—
Settlements	—		—	—	—
Balance, March 31, 2014	$1,692	$—	$6	$1,682	$31,828
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2014	$47	$—	$—	$792	$(320)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three months ended March 31, 2014 and 2013 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,462	$—	$—	$3,462	$(146)
Impaired loans (1)	169,546	—	—	169,546	(4,344)
OREO	25,817	—	—	25,817	577

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2013
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Loans held for sale	$8,277	$—	$—	$8,277	$182
Impaired loans (1)	348,347	—	—	348,347	(17,042)
OREO	69,543	—	—	69,543	(1,804)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
The following is a description of the methodologies applied for valuing these assets:
Investment securities held to maturity – Nonrecurring fair value adjustments on investment securities held to maturity reflect impairment write-downs which the Company believes are other than temporary. For analyzing these securities, the Company has retained a third party valuation firm. Impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages using security-specific collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions such as current default rates, prepayment rates, and loss severities. The Company develops these assumptions through the use of market data published by third party sources in addition to historical analysis which includes actual delinquency and default information through the current period. The expected cash flows are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. As the fair value measurements are derived using a discounted cash flow modeling approach, the nonrecurring fair value measurements are classified as Level 3.

Loans held for sale – Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value and are evaluated on an individual basis. The fair value of each loan held for sale is based on the collateral value of the underlying asset. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 3. There were no loans held for sale subjected to nonrecurring fair value measurements at March 31, 2014.
Impaired Loans – Impaired loans measured at fair value on a non-recurring basis represent the carrying value of impaired loans for which adjustments are based on the appraised value of the collateral. Nonrecurring fair value adjustments to impaired loans reflect full or partial write-downs that are generally based on the fair value of the underlying collateral supporting the loan. Loans subjected to nonrecurring fair value measurements based on the current estimated fair value of the collateral are classified as Level 3.
OREO – OREO is recorded on the Company's Unaudited Condensed Consolidated Balance Sheets at the lower of recorded balance or fair value, which is based on appraisals and third-party price opinions, less estimated costs to sell. The fair value is classified as Level 3.
The table below presents quantitative information about the significant unobservable inputs for material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring and nonrecurring basis at March 31, 2014.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2014	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,692	Discounted cash flow	Default rate	10.7%
			Prepayment rate	6.1% - 10.4% (7.6%)
Interest rate contracts	1,682	Discounted cash flow	Closing ratios (pull-through)	0.0% - 98.7% (47.8%)
			Cap grids	0.3% - 2.1% (1.0%)
Other assets - MSRs	31,828	Discounted cash flow	Discount rate	10.0% - 11.0% (10.0%)
			Constant prepayment rate or life speed	6.0% - 51.5% (9.2%)
			Cost to service	51.6% - 551.6% (60.4%)
Nonrecurring fair value measurements:
Investment securities held to maturity	$3,462	Discounted cash flow	Prepayment rate	7.3%
			Default rate	7.6%
			Loss severity	59.6%
Impaired loans	169,546	Appraised value	Appraised value	0% - 90.0% (34.0%)
OREO	25,817	Appraised value	Appraised value	8.0%
The following provides a description of the sensitivity of the valuation technique to changes in unobservable inputs for recurring fair value measurements.
Recurring Fair Value Measurements Using Significant Unobservable Inputs
Other Trading Assets – Interest-Only Strips
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
Interest Rate Contracts
Significant unobservable inputs used in the valuation of interest rate contracts are pull-through and cap grids. Increases or decreases in the pull-through or cap grids will have a corresponding impact in the value of interest rate contracts.
Other Assets - MSRs
The significant unobservable inputs used in the fair value measurement of MSRs are discount rates, constant prepayment rate or life speed, and cost to service assumptions. The impact of prepayments and changes in the discount rate are based on a variety of underlying inputs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The impact of the costs to service assumption will have a directionally opposite change in the fair value of the MSR asset.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,273,672	$4,273,672	$4,273,672	$—	$—
Trading account assets	342,963	342,963	—	341,271	1,692
Investment securities available for sale	8,533,722	8,533,722	28,292	7,997,992	507,438
Investment securities held to maturity	1,493,396	1,397,111	—	—	1,397,111
Loans held for sale	101,615	101,615	—	101,615	—
Loans, net	51,986,507	49,840,431	—	—	49,840,431
Derivative assets	124,096	124,096	—	122,412	1,684
Other assets	31,828	31,828	—	—	31,828
Liabilities:
Deposits	$57,085,210	$57,132,719	$—	$57,132,719	$—
FHLB and other borrowings	4,257,587	4,228,800	—	4,228,800	—
Federal funds purchased and securities sold under agreements to repurchase	957,378	957,378	—	957,378	—
Other short-term borrowings	28,822	28,822	—	28,822	—
Trading account liabilities	241,544	241,544	—	241,544	—
Derivative liabilities	66,231	66,231	—	66,229	2

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,598,460	$3,598,460	$3,598,460	$—	$—
Trading account assets	319,930	319,930	—	318,285	1,645
Investment securities available for sale	8,313,085	8,313,085	40,340	7,760,612	512,133
Investment securities held to maturity	1,519,196	1,405,258	—	—	1,405,258
Loans held for sale	147,109	147,109	—	139,750	7,359
Loans, net	49,966,297	47,822,339	—	—	47,822,339
Derivative assets	122,951	122,951	—	122,004	947
Other assets	30,065	30,065	—	—	30,065
Liabilities:
Deposits	$54,437,490	$54,492,651	$—	$54,492,651	$—
FHLB and other borrowings	4,298,707	4,287,220	—	4,287,220	—
Federal funds purchased and securities sold under agreements to repurchase	852,570	852,570	—	852,570	—
Other short-term borrowings	5,591	5,591	—	5,591	—
Trading account liabilities	228,757	228,757	—	228,757	—
Derivative liabilities	61,294	61,294	—	61,237	57
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

(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014			March 31, 2013
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$40,962	$14,722	$26,240	$(4,949)	$(1,809)	$(3,140)
Less: reclassification adjustment for net gains on sale of securities in net income	16,434	5,908	10,526	14,955	5,466	9,489
Net change in unrealized gains (losses) on securities available for sale	24,528	8,814	15,714	(19,904)	(7,275)	(12,629)
Change in unamortized net holding losses on investment securities held to maturity	4,774	1,716	3,058	3,746	1,369	2,377
Less: non-credit related impairment on investment securities held to maturity	235	84	151	—	—	—
Change in unamortized non-credit related impairment on investment securities held to maturity	385	139	246	1,641	600	1,041
Net change in unamortized holding losses on securities held to maturity	4,924	1,771	3,153	5,387	1,969	3,418
Unrealized holding gains arising during period from cash flow hedge instruments	(1,261)	(454)	(807)	2,180	797	1,383
Change in defined benefit plans	(2,672)	(1,001)	(1,671)	1,017	373	644
Other comprehensive income (loss)	$25,519	$9,130	$16,389	$(11,320)	$(4,136)	$(7,184)

Activity in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and 2013 was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated (Gains) Losses on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2013	$86,379	$(13,387)	$(38,243)	$(8,691)	$26,058
Other comprehensive income (loss) before reclassifications	(3,140)	661	—	—	(2,479)
Amounts reclassified from accumulated other comprehensive income (loss)	(7,112)	722	644	1,041	(4,705)
Net current period other comprehensive income (loss)	(10,252)	1,383	644	1,041	(7,184)
Balance at March 31, 2013	$76,127	$(12,004)	$(37,599)	$(7,650)	$18,874

Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss) before reclassifications	26,240	(1,553)	—	(151)	24,536
Amounts reclassified from accumulated other comprehensive income (loss)	(7,468)	746	(1,671)	246	(8,147)
Net current period other comprehensive income (loss)	18,772	(807)	(1,671)	95	16,389
Balance, March 31, 2014	$(12,718)	$(6,096)	$(43,592)	$(9,141)	$(71,547)

The following table presents information on reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)		Condensed Consolidated Statement of Income Caption
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$16,434	$14,955	Investment securities gains, net
	(4,774)	(3,746)	Interest on investment securities held to maturity
	11,660	11,209
	(4,192)	(4,097)	Income tax expense
	$7,468	$7,112	Net of tax

Accumulated (Gains) Losses on Cash Flow Hedging Instruments	$612	$589	Interest and fees on loans
	(1,775)	(1,722)	Interest and fees on FHLB advances
	(1,163)	(1,133)
	417	411	Income tax benefit
	$(746)	$(722)	Net of tax

Defined Benefit Plan Adjustment	$2,672	$(1,017)	(2)
	(1,001)	373	Income tax (expense) benefit
	$1,671	$(644)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(385)	$(1,641)	Interest on investment securities held to maturity
	139	600	Income tax benefit
	$(246)	$(1,041)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2013, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$55,675	$50,069
Net income taxes (refunded) paid	(708)	22
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$8,920	$13,917
Change in unrealized gain (loss) on available for sale securities	24,528	(19,904)
Issuance of restricted stock, net of cancellations	(547)	(332)
Business combinations:
Entities acquired:
Assets acquired	116,152	—
Liabilities assumed	18,329	—

(12) Segment Information
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
The Wealth and Retail Banking segment serves the Company’s consumer customers through its 684 full-service banking centers and through the use of alternative delivery channels, such as the internet, mobile devices and telephone banking. The Wealth and Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The Wealth and Retail Banking segment also provides private banking services to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services, to companies and their employees. In addition, the Wealth and Retail Banking segment serves the Company’s small business customers.
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
The Treasury segment’s primary function is to manage the liquidity and funding positions of the Company, the interest rate sensitivity of the Company's balance sheet, and to manage the investment securities portfolio.
Corporate Support and Other includes activities that are not directly attributable to the operating segments, for example, the activities of the Parent and corporate support functions that are not directly attributable to a strategic business segment, as well as the elimination of intercompany transactions. Corporate Support and Other also includes activities associated with assets and liabilities of Guaranty Bank acquired by the Company in 2009 and the related FDIC indemnification asset as well as the activities associated with Simple acquired by the Company in 2014.

The following table presents the segment information for the Company’s segments as of and for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$204,854	$198,510	$12,821	$3,711	$75,403	$495,299
Allocated provision for loan losses	31,745	6,581	(694)	—	(366)	37,266
Noninterest income	156,394	78,431	42,729	22,015	(80,241)	219,328
Noninterest expense	318,921	119,622	29,070	3,640	47,614	518,867
Net income (loss) before income tax expense (benefit)	10,582	150,738	27,174	22,086	(52,086)	158,494
Income tax expense (benefit)	3,942	56,150	10,122	8,227	(34,874)	43,567
Net income (loss)	6,640	94,588	17,052	13,859	(17,212)	114,927
Less: net income attributable to noncontrolling interests	—	17	—	436	—	453
Net income (loss) attributable to shareholder	$6,640	$94,571	$17,052	$13,423	$(17,212)	$114,474
Average assets	$21,673,317	$28,701,255	$3,828,209	$12,334,277	$6,822,086	$73,359,144

	Three Months Ended March 31, 2013
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$200,852	$180,704	$12,770	$(13,307)	$141,927	$522,946
Allocated provision for loan losses	28,957	(18,221)	747	—	8,132	19,615
Noninterest income	154,697	49,891	26,238	19,817	(45,266)	205,377
Noninterest expense	311,726	108,341	27,409	3,172	95,017	545,665
Net income (loss) before income tax expense (benefit)	14,866	140,475	10,852	3,338	(6,488)	163,043
Income tax expense (benefit)	5,538	52,327	4,042	1,243	(10,643)	52,507
Net income (loss)	9,328	88,148	6,810	2,095	4,155	110,536
Less: net income attributable to noncontrolling interests	—	(48)	—	441	—	393
Net income (loss) attributable to shareholder	$9,328	$88,196	$6,810	$1,654	$4,155	$110,143
Average assets	$20,506,980	$24,318,907	$2,925,734	$14,962,674	$7,140,931	$69,855,226
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2013 segment information has been revised to conform to the 2014 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable to those presented by other financial institutions.
(13) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2014 and 2013.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The net fair value of outstanding derivative contracts between the Company and BBVA at March 31, 2014 and December 31, 2013 are detailed below.

	March 31, 2014	December 31, 2013
	(In Thousands)
Derivative contracts
Cash flow hedges	$3,259	$3,652
Free-standing derivative instruments – risk management and other purposes	21,560	21,650
Free-standing derivative instruments – customer accommodation	(6,142)	(842)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) income taxes and (4) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, included herein.
Executive Overview
General
Notable accomplishments for the Company during the three months ended March 31, 2014 included the following:

•	Balance sheet growth remained strong as total assets were $75.0 billion at March 31, 2014, an increase of 4.2% from December 31, 2013.

•
Total end of period loans increased 3.9%. This growth reflects management's strategy to grow the Company's commercial and consumer portfolios while further diversifying the risk profile of the overall loan portfolio.

•
Credit quality - nonperforming assets declined $51 million or 9.2%, while the Company's allowance for loan losses to period end loans decreased from 1.38% at December 31, 2013 to 1.34% at March 31, 2014.

•	The Company was informed that the Federal Reserve Board did not object to the Company's 2014 capital plan.

•	The Company's risk-based and leverage capital ratios remained significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework.

•	The Company acquired Simple, a U.S. based digital banking firm.
Capital
Under Federal Reserve Board capital adequacy guidelines that are currently in effect, to be well-capitalized the Company must generally maintain a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.
The Company's Tier 1 risk-based capital ratio was 11.30% and 11.62% at March 31, 2014 and December 31, 2013, respectively. The Company's leverage capital ratio was 9.88% and 9.87% at March 31, 2014 and December 31, 2013, respectively. The Company's risk-based and leverage capital ratios remain significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework. The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III final rule will become effective on January 1, 2015.

Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. The Bank was not permitted to pay any dividends at March 31, 2014 and December 31, 2013 without regulatory approval.
On March 26, 2014, the Company was informed that the Federal Reserve Board did not object to the Company's 2014 capital plan, including its plans to distribute capital through a semi-annual common dividend of approximately $51 million. The common dividends are subject to approval by the Company's Board of Directors.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Financial Performance
Consolidated net income attributable to shareholder for the three months ended March 31, 2014 was $114.5 million compared to $110.1 million earned during the three months ended March 31, 2013. The increase in net income attributable to shareholder was primarily due to an increase in noninterest income and decreases in noninterest expense and income tax expense, offset in part by a decrease in net interest income and an increase in provision for loan losses.
Net interest income totaled $495.3 million for the three months ended March 31, 2014 compared to $522.9 million for the three months ended March 31, 2013. The $27.6 million decrease in net interest income for the three months ended March 31, 2014 was driven by lower yields on earning assets, particularly yields on loans. The net interest margin for the three months ended March 31, 2014 was 3.34%, a decline of 56 basis points compared to 3.90% for the three months ended March 31, 2013.
The provision for loan losses was $37.3 million for the three months ended March 31, 2014, which represented an increase of $17.7 million compared to the three months ended March 31, 2013. Excluding covered loans, the provision for loan losses for the three months ended March 31, 2014 was $32.3 million compared to $24.9 million for the three months ended March 31, 2013. The increase in provision for loan losses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to loan growth during 2014. Net charge-offs for the three months ended March 31, 2014 totaled $30.3 million compared to $36.5 million for the three months ended March 31, 2013. Net charge-offs excluding covered loans for the three months ended March 31, 2014 were $30.4 million, which represented a $5.5 million decrease from the three months ended March 31, 2013.
Noninterest income was $219.3 million, an increase of $14.0 million compared to the three months ended March 31, 2013. The increase in noninterest income was largely attributable to a $19.7 million increase in other noninterest income, a $2.2 million increase in retail investment sales and an increase of $1.5 million in investment securities gains. The increase in other noninterest income principally resulted from an increase in revenues from BSI. These increases were offset by a $7.2 million decrease in mortgage banking income and a $2.1 million decrease in service charges on deposit accounts.
Noninterest expense was $518.9 million for the three months ended March 31, 2014, a decrease of $26.8 million compared to the three months ended March 31, 2013. The lower level of noninterest expense was primarily attributable to a $54.7 million decrease in FDIC indemnification expense and a $3.5 million decrease in amortization of intangibles. The decline in these noninterest expense categories was partially offset by a $11.2 million increase in salaries, benefits and commissions, a $6.1 million increase in equipment expense, a $7.1 million increase in professional services and a a $5.7 million increase in other noninterest expense principally resulting from increases in FDIC insurance expense and provisions for unfunded commitments.
Income tax expense was $43.6 million for the three months ended March 31, 2014 compared to $52.5 million for the three months ended March 31, 2013. This resulted in an effective tax rate of 27.5% for 2014 and a 32.2% effective tax rate for 2013.
Certain key credit quality metrics continued to show improvement during the three months ended March 31, 2014. Specifically, nonperforming assets were $501.4 million at March 31, 2014, a decrease of $51.0 million compared to the three months ended March 31, 2013. At the same time, past due loans declined during the three months ended March 31, 2014.
The Company's total assets at March 31, 2014 were $75.0 billion, an increase of $3.0 billion from December 31, 2013 levels. Total loans, excluding loans held for sale, were $52.7 billion at March 31, 2014, an increase of $2.0 billion or 4.0% from year-end December 31, 2013 levels. The growth in loans was primarily due to increases in commercial loans, residential mortgages and indirect auto lending. Deposits increased $2.6 billion or 4.9% compared to December 31, 2013, driven by transaction accounts, which increased 4.6% fueled by savings and money market growth. Certificates and other time deposits increased 5.7% at March 31, 2014 compared to December 31, 2013 primarily as a result of an increase in certificates of deposits over $100,000.
Total shareholders' equity at March 31, 2014 was $11.7 billion, an increase of $242 million compared to December 31, 2013.
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $114.5 million and $110.1 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s results of operations for the three months ended March 31, 2014 reflected an increase in provision for loan losses resulting from loan growth. During 2014, the Company also continued to experience lower net interest income as a result of lower earning asset yields brought about from an extended period of historically low interest rates and subsequently lower yielding reinvestment opportunities. Decreases in net interest income and higher provision for loan losses were offset by higher noninterest income and lower noninterest expense.
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
Three Months Ended March 31, 2014 and 2013
Net interest income totaled $495.3 million for the three months ended March 31, 2014 compared to $522.9 million for the three months ended March 31, 2013. The decrease in net interest income was due to lower yields on earning assets, primarily driven by lower loan yields.
Net interest income on a fully taxable equivalent basis totaled $512.4 million for the three months ended March 31, 2014 compared with $535.9 million for the three months ended March 31, 2013. Net interest income on a fully taxable equivalent basis decreased $23.5 million in 2014 compared to 2013. The decrease in net interest income was primarily driven by lower interest earning asset yields, which decreased 62 basis points compared to 2013.
Net interest margin was 3.34% for the three months ended March 31, 2014 compared to 3.90% for the three months ended March 31, 2013. The 56 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans.
The fully taxable equivalent yield for the three months ended March 31, 2014 for the loan portfolio was 4.06% compared to 4.87% for the same period in 2013. The yield on non-covered loans for the three months ended March 31, 2014 was 3.72% compared to 4.02% for the corresponding period in 2013. The 30 basis point decrease was primarily due to a higher volume of new loans originated at lower rates. The yield on covered loans for the three months ended March 31, 2014 was 28.56% compared to 37.66% for the corresponding period in 2013. The decrease was primarily due to a lower average covered loan balance and the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the total investment securities portfolio was 2.45% for the three months ended March 31, 2014, compared to 2.43% for the three months ended March 31, 2013.

The average rate paid on interest bearing deposits was 0.55% for the three months ended March 31, 2014 compared to 0.60% for the three months ended March 31, 2013. The 5 basis point decrease was primarily driven by lower rates paid on savings and money market accounts.
The average rate on FHLB and other borrowings for the three months ended March 31, 2014 was 1.55% compared to 1.52% for the corresponding period in 2013.

The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2014 and 2013, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$51,222,305	$469,824	3.72%	$44,507,578	$441,337	4.02%	$198,365	$(169,878)	$28,487
Covered Loans	720,816	50,768	28.56	1,148,969	106,686	37.66	(33,930)	(21,988)	(55,918)
Loans (1) (2) (3)	51,943,121	520,592	4.06	45,656,547	548,023	4.87	164,435	(191,866)	(27,431)
Investment securities – AFS (tax exempt) (3)	511,046	5,453	4.33	393,128	4,660	4.81	3,426	(2,633)	793
Investment securities – AFS (taxable)	8,141,538	45,541	2.27	8,128,146	44,488	2.22	73	980	1,053
Total investment securities – AFS	8,652,584	50,994	2.39	8,521,274	49,148	2.34	3,499	(1,653)	1,846
Investment securities – HTM (tax exempt) (3)	1,198,061	8,957	3.03	1,123,199	8,905	3.22	2,247	(2,195)	52
Investment securities – HTM (taxable)	307,337	1,416	1.87	368,278	1,948	2.15	(299)	(233)	(532)
Total investment securities - HTM	1,505,398	10,373	2.79	1,491,477	10,853	2.95	1,948	(2,428)	(480)
Trading account securities (3)	83,622	519	2.52	117,630	740	2.55	(211)	(10)	(221)
Other (4)	22,428	47	0.85	13,560	40	1.20	70	(63)	7
Total earning assets	62,207,153	582,525	3.80	55,800,488	608,804	4.42	169,741	(196,020)	(26,279)
Noninterest earning assets:
Cash and due from banks	3,171,215			5,719,700
Allowance for loan losses	(702,748)			(800,282)
Net unrealized gain (loss) on investment securities available for sale	38,545			193,580
Other noninterest earning assets	8,644,979			8,941,740
Total assets	$73,359,144			$69,855,226
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,491,112	2,997	0.16	$6,832,762	2,834	0.17	714	(551)	163
Savings and money market accounts	19,581,890	15,666	0.32	19,057,858	21,342	0.45	3,843	(9,519)	(5,676)
Certificates and other time deposits	12,360,560	34,491	1.13	12,283,729	32,155	1.06	187	2,149	2,336
Foreign office deposits	123,141	62	0.20	129,268	80	0.25	(4)	(14)	(18)
Total interest bearing deposits	39,556,703	53,216	0.55	38,303,617	56,411	0.60	4,740	(7,935)	(3,195)
FHLB and other borrowings	4,289,004	16,364	1.55	4,221,034	15,792	1.52	257	315	572
Federal funds purchased and securities sold under agreements to repurchase	941,171	500	0.22	1,109,300	580	0.21	(141)	61	(80)
Other short-term borrowings	12,553	26	0.84	10,881	72	2.68	65	(111)	(46)
Total interest bearing liabilities	44,799,431	70,106	0.63	43,644,832	72,855	0.68	4,921	(7,670)	(2,749)
Noninterest bearing deposits	15,652,987			13,753,943
Other noninterest bearing liabilities	1,290,879			1,307,555
Total liabilities	61,743,297			58,706,330
Shareholder’s equity	11,615,847			11,148,896
Total liabilities and shareholder’s equity	$73,359,144			$69,855,226
Net interest income/net interest spread		$512,419	3.17%		$535,949	3.74%	$164,820	$(188,350)	$(23,530)
Net interest margin			3.34%			3.90%
Taxable equivalent adjustment		$17,120			$13,003
Net interest income		$495,299			$522,946

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended March 31, 2014 and 2013
For the three months ended March 31, 2014, the Company recorded $37.3 million of provision for loan losses compared to $19.6 million of provision for loan losses for the three months ended March 31, 2013. Excluding covered loans, provision for loan losses for the three months ended March 31, 2014 was $32.3 million compared to $24.9 million for the three months ended March 31, 2013. The increase in provision for loan losses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to loan growth during 2014. The Company recorded net charge-offs of $30.3 million during the three months ended March 31, 2014 compared to $36.5 million during the corresponding period in 2013. Net charge-offs were 0.24% of average loans for the three months ended March 31, 2014 compared to 0.32% of average loans for the three months ended March 31, 2013.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
Noninterest income was $219.3 million for the three months ended March 31, 2014, which increased from the $205.4 million reported for the three months ended March 31, 2013. The following table presents the components of noninterest income for the three months ended March 31, 2014 and 2013.
Table 2 Noninterest Income

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Service charges on deposit accounts	$53,391	$55,488
Card and merchant processing fees	24,304	24,624
Retail investment sales	26,564	24,379
Asset management fees	10,758	10,069
Corporate and correspondent investment sales	8,656	9,396
Mortgage banking income	4,276	11,470
Bank owned life insurance	3,967	4,405
Investment securities gains, net	16,434	14,955
Loss on prepayment of FHLB and other borrowings	(458)	(1,107)
Other	71,436	51,698
Total noninterest income	$219,328	$205,377
Service charges on deposit accounts were $53.4 million for the three months ended March 31, 2014, compared to $55.5 million for the three months ended March 31, 2013. Service charges on deposit accounts represent the Company's largest category of noninterest revenue. The decrease in service charges on deposit accounts was primarily driven by customers maintaining higher balances resulting in fewer fees, and modified customer behavior to avoid fees.
Retail investment sales for the three months ended March 31, 2014 increased to $26.6 million compared to $24.4 million for the three months ended March 31, 2013. The primary driver of the increase was related to an increase in fixed annuity income due in part to higher rates for the three months ended March 31, 2014, which has increased demand for fixed annuities.
Mortgage banking income for the three months ended March 31, 2014 was $4.3 million compared to $11.5 million for the three months ended March 31, 2013. Mortgage banking income for the three months ended March 31, 2014 included $4.7 million of origination fees and gains on sales of mortgage loans as well as losses of $328 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the three months ended March 31, 2013 included $20.2 million of origination fees and gains on sales of mortgage loans and losses of $8.4 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income for the three months ended March 31, 2014 compared to the corresponding period in 2013 was primarily driven by decreased mortgage production volume of approximately 61.7% for the three months ended March 31, 2014 relative to the same period in 2013 due to declines in refinancing activity caused by an increase in interest rates on mortgages.

BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI income decreased to $4.0 million for the three months ended March 31, 2014 compared $4.4 million for the three months ended March 31, 2013. The decrease was attributable to a decline in crediting rates on certain policies held by the Company.
Investment securities gains, net increased to $16.4 million for the three months ended March 31, 2014 compared to $15.0 million for the corresponding period in 2013. During the three months ended March 31, 2014, the Company sold $431 million of available for sale securities compared to $361 million during 2013.
The Company recognized losses on prepayment of FHLB and other borrowings of $458 thousand and $1.1 million for the three months ended March 31, 2014 and 2013, respectively, due primarily to an early termination of approximately $40 million of FHLB advances for the three months ended March 31, 2014 and an early termination of approximately $200 million of FHLB advances for the three months ended March 31, 2013.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndications, ATMs, investment services and foreign exchange. The gain (loss) associated with the sale of fixed assets is also included in other income. For the three months ended March 31, 2014, other income increased by $19.7 million principally from other miscellaneous fees, which increased approximately $19.0 million due to an increase in revenues from BSI.
Noninterest Expense
Noninterest expense was $518.9 million for the three months ended March 31, 2014, a decrease of $26.8 million compared to the three months ended March 31, 2013. The following table presents the components of noninterest expense for the three months ended March 31, 2014 and 2013.
Table 3 Noninterest Expense

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Salaries, benefits and commissions	$262,569	$251,323
FDIC indemnification expense	31,618	86,307
Equipment	53,738	47,615
Professional services	46,399	39,274
Net occupancy	38,957	37,894
Amortization of intangibles	12,534	16,040
Total securities impairment	146	—
Other	72,906	67,212
Total noninterest expense	$518,867	$545,665
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset and liability stemming from changes in credit expectations of covered loans, was $31.6 million during the three months ended March 31, 2014 compared to $86.3 million for the corresponding period in 2013. The decrease for the three months ended March 31, 2014 was driven by changes in credit quality of the covered loan portfolio as well as changes in the expected cash flows of covered loans.

Equipment expense increased by $6.1 million for the three months ended March 31, 2014 due primarily to increases in hardware and software maintenance of approximately $2.3 million and hardware depreciation and software amortization of $3.2 million related to the Company's implementation of a new core banking platform as well as several other IT projects implemented during 2013.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $7.1 million for the three months ended March 31, 2014 to $46.4 million compared to the corresponding period in 2013. The primary drivers of the increase were $3.5 million of professional services expense associated with the Simple acquisition as well as $3.7 million of increases related to investment, consulting and outsourcing expenses during the three months ended March 31, 2014.
Amortization expense decreased by $3.5 million for the three months ended March 31, 2014 due to the lower level of intangible assets at March 31, 2014 compared to the same period in 2013.
Other noninterest expense represents FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and OREO. Other noninterest expense increased for the three months ended March 31, 2014 to $72.9 million compared to $67.2 million for the three months ended March 31, 2013 due in part to a $4.8 million increase in FDIC insurance and a $2.8 million increase in provision for unfunded commitments offset by a $2.9 million decrease in bankcard fraud losses due to initiatives focused at reducing fraud losses.
Income Tax Expense
The Company’s income tax expense totaled $43.6 million and $52.5 million for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate was 27.5% for the three months ended March 31, 2014 and 32.2% for the three months ended March 31, 2013. The decrease in the effective tax rate for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily driven by an increase in tax exempt income in 2014.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Investment Securities
As of March 31, 2014, the securities portfolio included $8.5 billion in available for sale securities and $1.5 billion in held to maturity securities for a total investment portfolio of $10.0 billion, an increase of $195 million compared with December 31, 2013.
During the three months ended March 31, 2014, the Company sold $431 million of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $16.4 million.
The Company recognized $146 thousand in OTTI charges for the three months ended March 31, 2014 compared to none for the three months ended March 31, 2013. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.
Lending Activities
Average loans and loans held for sale, net of unearned income, represented 83.5% of average interest-earnings assets at March 31, 2014, compared to 82.5% at December 31, 2013. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer-direct and consumer-indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio at March 31, 2014 and December 31, 2013.
Table 4 Loan Portfolio

	March 31, 2014	December 31, 2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$21,739,487	$20,209,209
Real estate – construction	1,729,550	1,736,348
Commercial real estate – mortgage	9,303,028	9,106,329
Total commercial loans	$32,772,065	$31,051,886
Consumer loans:
Residential real estate – mortgage	$12,986,374	$12,706,879
Equity lines of credit	2,218,862	2,236,367
Equity loans	616,762	644,068
Credit card	634,266	660,073
Consumer – direct	513,797	516,572
Consumer – indirect	2,250,888	2,116,981
Total consumer loans	$19,220,949	$18,880,940
Covered loans	701,158	734,190
Total loans	$52,694,172	$50,667,016
Loans held for sale	101,615	147,109
Total loans and loans held for sale	$52,795,787	$50,814,125

Loans and loans held for sale, net of unearned income, totaled $52.8 billion at March 31, 2014, an increase of $2.0 billion from December 31, 2013. The increase in total loans was primarily driven by growth in commercial, financial and agricultural loans as well as increases in the commercial real estate - mortgage, residential real estate - mortgage and consumer - indirect loan portfolios.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
The Company's asset quality continued to improve during the three months ended March 31, 2014. Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $501 million at March 31, 2014 compared to $552 million at December 31, 2013. Excluding covered assets, nonperforming assets decreased from $486 million at December 31, 2013 to $434 million at March 31, 2014. The decrease in nonperforming assets, excluding covered assets, was primarily due to a $53 million decrease in nonaccrual loans partially attributable to the Company's decision to sell certain nonperforming loans. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.95% (or 0.83% excluding covered assets) at March 31, 2014 compared with 1.09% (or 0.97% excluding covered assets) at December 31, 2013.

The Company defines potential problem loans as commercial noncovered loans rated substandard or doubtful that do not meet the definition of nonaccrual, TDR or 90 days past due and still accruing. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions. The following table provides a summary of potential problem loans as of March 31, 2014 and December 31, 2013:

Table 5 Potential Problem Loans

	March 31, 2014	December 31, 2013
	(In Thousands)
Commercial, financial and agricultural	$145,169	$134,927
Real estate – construction	4,232	7,421
Commercial real estate – mortgage	135,139	138,432
	$284,540	$280,780
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
Given the significant amount of acquired loans that are past due but still accruing, the Company believes the inclusion of these loans in certain asset quality ratios including “Loans 90 days or more past due and still accruing as a percentage of total loans,” “Nonperforming loans as a percentage of total loans,” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Company believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and the denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Tables 6 and 8 present asset quality information both on a consolidated basis as well as excluding the covered loans and the related amounts.

The following table summarizes asset quality information at March 31, 2014 and December 31, 2013 and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	March 31, 2014	December 31, 2013
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$103,133	$128,231
Real estate – construction	10,999	14,183
Commercial real estate – mortgage	106,295	129,672
Residential real estate – mortgage	107,601	102,904
Equity lines of credit	33,178	31,431
Equity loans	20,130	20,447
Credit card	—	—
Consumer – direct	355	540
Consumer – indirect	1,349	1,523
Total nonaccrual loans, excluding covered loans	383,040	428,931
Covered nonaccrual loans	5,557	5,428
Total nonaccrual loans	388,597	434,359
Nonaccrual loans held for sale	—	7,359
Total nonaccrual loans and loans held for sale	$388,597	$441,718
Accruing TDRs: (1)
Commercial, financial and agricultural	$21,244	$25,548
Real estate – construction	2,436	3,801
Commercial real estate – mortgage	59,543	59,727
Residential real estate – mortgage	72,043	74,236
Equity lines of credit	—	—
Equity loans	43,078	42,850
Credit card	—	—
Consumer – direct	79	91
Consumer – indirect	—	—
Total accruing TDRs, excluding covered loans	198,423	206,253
Covered TDRs	3,856	3,455
Total TDRs	202,279	209,708
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$202,279	$209,708
Other real estate:
Other real estate, excluding covered assets	21,981	19,115
Covered other real estate	3,836	4,113
Total other real estate	$25,817	$23,228
Other repossessed assets:
Other repossessed assets, excluding covered assets	3,313	3,360
Covered other repossessed assets	—	—
Total other repossessed assets	$3,313	$3,360

Table 6 (continued) Asset Quality

	March 31, 2014	December 31, 2013
	(In Thousands)
Loans 90 days past due and accruing:
Commercial, financial and agricultural	1,403	2,212
Real estate – construction	1,337	240
Commercial real estate – mortgage	626	797
Residential real estate – mortgage	2,632	2,460
Equity lines of credit	5,285	5,109
Equity loans	825	1,167
Credit card	9,965	10,277
Consumer – direct	2,814	2,402
Consumer – indirect	497	1,540
Total loans 90 days past due and accruing, excluding covered loans	25,384	26,204
Covered loans 90 days past due and accruing	58,106	56,610
Total loans 90 days past due and accruing	83,490	82,814
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$83,490	$82,814

(1)	TDR totals include accruing loans 90 days past due classified as TDRs.
Nonperforming assets, which include loans held for sale and purchased impaired loans, at March 31, 2014 and December 31, 2013 are detailed in the following table.
Table 7 Nonperforming Assets

	March 31, 2014	December 31, 2013
	(In Thousands)
Nonaccrual loans	$388,597	$441,718
Loans 90 days or more past due and accruing (1)	83,490	82,814
TDRs 90 days or more past due and accruing	204	1,317
Nonperforming loans	472,291	525,849
OREO	25,817	23,228
Other repossessed assets	3,313	3,360
Total nonperforming assets	$501,421	$552,437

(1)	Excludes loans classified as TDRs.

Table 8 Asset Quality Ratios

	March 31, 2014	December 31, 2013
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale, excluding covered loans (1)	0.78%	0.93%
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale, including covered loans (1)	0.89%	1.03%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets, excluding covered assets (2)	0.83%	0.97%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets, including covered assets (2)	0.95%	1.09%
Allowance for loan losses as a percentage of loans, excluding covered loans and related allowance	1.35%	1.40%
Allowance for loan losses as a percentage of loans, including covered loans and related allowance	1.34%	1.38%
Allowance for loan losses as a percentage of nonperforming loans, excluding covered loans (3)	171.21%	152.87%
Allowance for loan losses as a percentage of nonperforming loans, including covered loans (3)	149.84%	135.15%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.
The current inventory of other real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $22 million at March 31, 2014 compared to $19 million at December 31, 2013. This includes lands and lots, which totaled $10 million at March 31, 2014. The remaining foreclosed real estate at March 31, 2014 is primarily single family residential and commercial real estate.
The following table provides a rollforward of OREO for the three months ended March 31, 2014 and 2013.
Table 9 Rollforward of Other Real Estate Owned

	2014	2013
	(In Thousands)
Balance at January 1,	$23,228	$68,568
Transfer of loans and loans held for sale to OREO	8,920	13,917
Sales of OREO	(5,438)	(11,138)
Writedowns of OREO	(893)	(1,804)
Balance at March 31,	$25,817	$69,543

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans, for the three months ended March 31, 2014 and 2013.
Table 10 Rollforward of Nonaccrual Loans

	2014	2013
	(In Thousands)
Balance at January 1,	$436,290	$726,541
Additions	94,973	145,626
Returns to accrual	(24,630)	(32,788)
Loan sales	(39,949)	(9,832)
Payments and paydowns	(31,461)	(84,193)
Transfers to other real estate	(7,192)	(11,898)
Charge-offs	(44,991)	(54,142)
Balance at March 31,	$383,040	$679,314
As a part of the Company's asset disposition strategy, the Company may sell nonaccrual and other underperforming loans. During the three months ended March 31, 2014 and 2013, the Company sold noncovered commercial loans totaling $57.9 million and $20.0 million, respectively. Net charge-offs totaling $8.4 million and $3.2 million, respectively, were recognized on these sales.
When borrowers are experiencing financial difficulties, the Company, in order to assist the borrowers in repaying the principal and interest owed to the Company, may make certain modifications to the loan agreement. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in a classification of the loan as a TDR. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. The financial effects of TDRs are reflected in the components that comprise the allowance for loan losses in either the amount of charge-offs or loan loss provision and period-end allowance levels. All TDRs are considered to be impaired loans. Refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale, for the three months ended March 31, 2014 and 2013.
Table 11 Rollforward of TDR Activity

	2014	2013
	(In Thousands)
Balance at January 1,	$310,282	$388,643
New TDRs	9,415	17,304
Payments/Payoffs	(19,542)	(39,647)
Charge-offs	(1,798)	(5,257)
Loan sales	(2,039)	(2,564)
Transfer to ORE	(3,896)	(2,305)
Balance at March 31,	$292,422	$356,174
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $292 million at March 31, 2014 from $310 million at December 31, 2013. Included in these amounts are $198 million at March 31, 2014 and $206 million at December 31, 2013 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.

The following table provides a rollforward of accruing TDR activity, excluding covered loans and loans held for sale, for the three months ended March 31, 2014 and 2013.
Table 12 Rollforward of Accruing TDR Activity

	2014	2013
	(In Thousands)
Balance at January 1,	$206,253	$237,018
New TDRs	5,718	4,038
Return to accrual	2,341	28,577
Payments/Payoffs	(10,986)	(5,445)
Charge-offs	—	(94)
Loan sales	(839)	(2,512)
Transfer to OREO	—	—
Transfer to nonaccrual	(4,064)	(20,241)
Balance at March 31,	$198,423	$241,341
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
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses, excluding covered loans, increased to $700 million at March 31, 2014, from $698 million at December 31, 2013. During 2014, the overall risk profile of the loan portfolio continued to improve. As loans with higher levels of probable incurred losses have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. In addition, nonperforming loans, excluding covered loans and loans held for sale, decreased to $409 million at March 31, 2014 from $456 million at December 31, 2013. The ratio of the allowance for loan losses to total loans, excluding covered loans and the related allowance, decreased to 1.35% at March 31, 2014 from 1.40% at December 31, 2013. The allowance attributable to individually impaired loans was $84 million at March 31, 2014 compared to $82 million at December 31, 2013.
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. For the three months ended March 31, 2014, the Company recorded $37.3 million of provision for loan losses compared to $19.6 million of provision for loan losses for the three months ended March 31, 2013. Excluding covered loans, provision for loan losses for the three months ended March 31, 2014 was $32.3 million compared to $24.9 million for for the three months ended March 31, 2013. The increase in the provision for loan losses during 2014 was primarily attributable to loan growth during 2014.
Net charge-offs were 0.24% of average loans for the three months ended March 31, 2014 compared to 0.32% of average loans for the three months ended March 31, 2013. Net charge-offs decreased in most lending portfolios, including a $5.1 million decrease in the residential real estate -mortgage portfolio and a $2.6 million decrease in the equity lines of credit portfolio.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 13 Summary of Loan Loss Experience

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in Thousands)
Average loans outstanding during the period	$51,864,597	$45,502,865
Average loans outstanding during the period, excluding covered loans	$51,143,781	$44,353,896
Allowance for loan losses, beginning of period	$700,719	$802,853
Charge-offs:
Commercial, financial and agricultural	4,934	6,322
Real estate – construction	224	1,512
Commercial real estate – mortgage	2,422	5,106
Residential real estate – mortgage	7,266	12,061
Equity lines of credit	5,819	8,162
Equity loans	2,623	2,757
Credit card	9,334	8,008
Consumer – direct	5,826	5,608
Consumer – indirect	6,544	4,605
Total, excluding covered loans	44,992	54,141
Covered loans	216	1,269
Total, including covered loans	45,208	55,410
Recoveries:
Commercial, financial and agricultural	4,985	5,197
Real estate – construction	1,139	3,558
Commercial real estate – mortgage	399	1,935
Residential real estate – mortgage	1,209	884
Equity lines of credit	981	688
Equity loans	504	581
Credit card	655	612
Consumer – direct	1,884	2,049
Consumer – indirect	2,790	2,666
Total, excluding covered loans	14,546	18,170
Covered loans	342	790
Total, including covered loans	14,888	18,960
Net charge-offs	30,320	36,450
Provision for covered loans	4,985	(5,250)
Provision charged to income, excluding covered loans	32,281	24,865
Total provision for loan losses	37,266	19,615
Allowance for loan losses, end of period	$707,665	$786,018
Allowance for loan losses, excluding allowance attributable to covered loans, end of period	$699,600	$773,944
Allowance for covered loans	8,065	12,074
Total allowance for loan losses	$707,665	$786,018
Net charge-offs to average loans	0.24%	0.32%
Net charge-offs to average loans, excluding covered loans	0.24%	0.33%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of March 31, 2014 and December 31, 2013.

Commercial, Financial and Agricultural
In accordance with the Company's lending policy, each commercial loan undergoes a detailed underwriting process, which incorporates the Company's risk tolerance, credit policy and procedures. In addition, the Company has a graduated approval process which accounts for the quality, loan type and total exposure of the borrower. The Company has also adopted an internal exposure-based limit which is based on a variety of risk factors, including but not limited to the borrower industry.
The commercial, financial and agricultural portfolio segment totaled $21.7 billion at March 31, 2014, compared to $20.2 billion at December 31, 2013. The increase in this portfolio segment reflects the Company's objective to strategically grow this segment. This segment consists primarily of large national and international companies and small to mid-sized companies. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
The following table provides details related to the commercial, financial, and agricultural segment as of March 31, 2014 and December 31, 2013.
Table 14 Commercial, Financial and Agricultural

	March 31, 2014				December 31, 2013 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$455,266	$115	$—	$—	$413,666	$420	$—	$—
Basic Materials	970,574	106	—	—	855,342	105	—	—
Capital Goods & Industrial Services	1,795,378	7,080	63	3	1,843,906	5,851	85	1,392
Construction & Infrastructure	589,136	7,862	195	33	538,312	29,943	4,266	—
Consumer & Healthcare	2,645,289	6,856	919	527	2,411,402	11,896	946	50
Energy	3,105,549	875	—	—	2,876,170	871	—	—
Financial Services	1,125,823	16	—	—	1,068,682	94	—	—
General Corporates	1,052,628	2,203	33	809	1,037,612	1,349	28	759
Institutions	2,100,975	28,666	—	—	1,860,121	27,079	—	—
Leisure	1,894,899	28,625	403	—	1,760,205	28,497	422	—
Real Estate	1,587,245	1,510	19,598	—	1,373,026	2,363	19,763	—
Retailers	1,970,027	18,971	19	31	1,934,491	19,445	23	7
Telecoms, Technology & Media	991,524	176	14	—	802,412	—	15	4
Transportation	636,093	72	—	—	590,982	240	—	—
Utilities	819,081	—	—	—	842,880	78	—	—
Total Commercial, Financial and Agricultural	$21,739,487	$103,133	$21,244	$1,403	$20,209,209	$128,231	$25,548	$2,212

(1)	December 31, 2013 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2014.

Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $9.3 billion at March 31, 2014, compared to $9.1 billion at December 31, 2013, and real estate - construction loans totaled $1.7 billion at both March 31, 2014, and December 31, 2013.
This segment consists primarily of extensions of credits to real estate developers and investors for the financing of land and buildings, whereby the repayment is generated from the sale of the real estate or the income generated by the real estate property. The Company attempts to minimize risk on commercial real estate properties by various means, including requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and the personal guarantees of principals of the borrowers. In order to minimize risk on the construction portfolio, the Company has established an operations group outside of the lending staff which is responsible for loan disbursements during the construction process.
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios as of March 31, 2014 and December 31, 2013.
Table 15 Commercial Real Estate

	March 31, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$660,765	$8,353	$6,006	$7	$690,668	$8,950	$6,126	$181
Arizona	794,651	10,719	6,470	—	801,231	11,278	5,765	—
California	931,789	3,396	—	—	845,135	3,180	—	—
Colorado	483,184	11,057	13,557	—	515,663	4,940	13,792	—
Florida	923,694	7,923	4,719	266	893,315	7,736	5,365	—
New Mexico	251,116	3,620	—	—	257,585	2,516	—	—
Texas	3,204,713	46,855	6,711	353	3,135,674	71,411	8,023	616
Other	2,053,116	14,372	22,080	—	1,967,058	19,661	20,656	—
	$9,303,028	$106,295	$59,543	$626	$9,106,329	$129,672	$59,727	$797

Table 16 Real Estate – Construction

	March 31, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$51,701	$1,821	$1,839	$386	$50,852	$1,809	$1,858	$—
Arizona	144,901	3,492	—	—	126,793	4,625	—	—
California	192,029	103	31	—	235,919	302	82	—
Colorado	61,110	500	409	—	69,672	567	1,701	—
Florida	87,846	2,531	—	656	119,374	2,628	—	193
New Mexico	16,942	133	72	—	18,426	156	73	—
Texas	861,516	1,941	85	295	815,266	3,189	87	47
Other	313,505	478	—	—	300,046	907	—	—
	$1,729,550	$10,999	$2,436	$1,337	$1,736,348	$14,183	$3,801	$240
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
Residential real estate - mortgage loans totaled $13.0 billion at March 31, 2014 compared to $12.7 billion at December 31, 2013. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	March 31, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,337,803	$21,029	$15,684	$494	$1,366,657	$16,662	$16,005	$218
Arizona	1,413,090	10,710	11,310	320	1,368,384	11,103	10,195	339
California	2,150,880	6,129	2,031	—	1,970,422	5,795	3,415	—
Colorado	1,159,299	2,287	2,382	7	1,024,410	2,234	2,585	63
Florida	1,366,494	14,022	14,187	168	963,622	9,617	11,652	212
New Mexico	230,944	2,099	1,970	84	222,674	1,452	1,308	—
Texas	4,925,240	36,908	20,661	1,402	4,873,957	35,943	21,043	1,502
Other	402,624	14,417	3,818	157	916,753	20,098	8,033	126
	$12,986,374	$107,601	$72,043	$2,632	$12,706,879	$102,904	$74,236	$2,460

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio as of March 31, 2014 and December 31, 2013.
Table 18 Residential Real Estate - Mortgage

	March 31, 2014				December 31, 2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$575,393	$63,522	$19,772	$1,447	$568,227	$67,809	$24,977	$1,251
621-680	1,257,297	28,089	28,521	192	1,230,493	17,689	20,221	214
681 – 720	2,156,604	3,706	6,360	31	2,170,335	4,760	11,904	32
Above 720	8,140,941	2,422	15,568	337	7,894,709	2,098	16,030	572
Unknown	856,139	9,862	1,822	625	843,115	10,548	1,104	391
	$12,986,374	$107,601	$72,043	$2,632	$12,706,879	$102,904	$74,236	$2,460
Equity lines of credit and equity loans totaled $2.8 billion and $2.9 billion at March 31, 2014 and December 31, 2013, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	March 31, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$662,701	$11,023	$13,983	$607	$674,461	$10,103	$13,350	$1,209
Arizona	421,489	9,421	5,492	3,979	428,861	8,668	5,484	2,494
California	80,438	214	165	20	72,180	219	164	—
Colorado	223,619	7,533	1,100	124	230,500	7,710	968	409
Florida	419,285	8,946	8,468	534	426,512	8,592	8,505	1,103
New Mexico	57,392	1,121	993	99	58,466	1,189	853	261
Texas	920,362	14,376	11,457	606	936,722	14,319	11,756	778
Other	50,338	674	1,420	141	52,733	1,078	1,770	22
	$2,835,624	$53,308	$43,078	$6,110	$2,880,435	$51,878	$42,850	$6,276

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines as of March 31, 2014 and December 31, 2013.
Table 20 Equity Loans and Lines

	March 31, 2014				December 31, 2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$275,567	$22,250	$17,723	$5,661	$290,527	$22,449	$19,499	$5,673
621-680	435,987	19,597	12,415	272	435,936	19,245	12,140	197
681 – 720	527,515	8,438	5,808	26	536,196	6,517	4,530	—
Above 720	1,564,437	2,022	6,935	14	1,581,607	2,511	6,488	142
Unknown	32,118	1,001	197	137	36,169	1,156	193	264
	$2,835,624	$53,308	$43,078	$6,110	$2,880,435	$51,878	$42,850	$6,276
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer-direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer-direct and consumer-indirect loans at March 31, 2014 were $3.4 billion, or 6.5% of the total loan portfolio compared to $3.3 billion, or 6.5% of the total loan portfolio at December 31, 2013.
Foreign Exposure
As of March 31, 2014, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Funding Activities
Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. The Company also utilizes brokered deposits as a funding source in addition to customer deposits. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. FHLB advances, other secured borrowings, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. The Company’s funding activities are monitored and governed through the Company’s asset/liability management process.

Deposits
Total deposits increased by $2.6 billion from December 31, 2013 to March 31, 2014. At March 31, 2014 and December 31, 2013, total deposits included $4.2 billion and $3.3 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 21 Composition of Deposits

	March 31, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$16,322,699	28.6%	$15,377,844	28.2%
Interest-bearing demand deposits	7,425,082	13.0	7,663,256	14.1
Savings and money market	20,562,713	36.0	19,306,589	35.5
Certificates and other time deposits	12,644,757	22.2	11,967,031	22.0
Foreign office deposits-interest-bearing	129,959	0.2	122,770	0.2
Total deposits	$57,085,210	100.0%	$54,437,490	100.0%
The overall mix of deposits improved during 2014 with noninterest-bearing demand deposits representing 28.6% of total deposits at March 31, 2014 compared to 28.2% at December 31, 2013. Total deposits increased by $2.6 billion from December 31, 2013 to March 31, 2014 due to growth in noninterest bearing demand deposits, savings and money market accounts, and certificates and other time deposits.

Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both March 31, 2014 and December 31, 2013, short-term borrowings were primarily comprised of federal funds purchased and securities sold under agreements to repurchase that were a result of customer activity.
The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates at March 31, 2014 and December 31, 2013. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end for March 31, 2014 and December 31, 2013.

Table 22 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at March 31, 2014
Federal funds purchased	$960,935	$801,677	0.25%	$794,935	0.25%
Securities sold under agreements to repurchase	162,443	139,494	0.01	162,443	0.02
Other short-term borrowings	28,799	12,553	0.84	28,822	0.55
	$1,152,177	$953,724		$986,200
Balance at December 31, 2013
Federal funds purchased	$1,022,735	$815,541	0.25%	$704,190	0.26%
Securities sold under agreements to repurchase	456,263	164,218	0.01	148,380	0.01
Other short-term borrowings	28,630	12,739	0.93	5,591	2.48
	$1,507,628	$992,498		$858,161
At March 31, 2014, short-term borrowings totaled $986 million, an increase of $128 million, or 14.9% compared to December 31, 2013.
At both March 31, 2014 and December 31, 2013, FHLB and other borrowings were $4.3 billion. During the three months ended March 31, 2014, there were no proceeds received from FHLB and other borrowings and repayments were $40.9 million.
Shareholder’s Equity
Total shareholders' equity at March 31, 2014 was $11.7 billion compared to $11.5 billion at December 31, 2013.
During the three months ended March 31, 2014, the Company issued 2,226,875 shares of its common stock to BBVA in consideration of the contribution by BBVA of $117 million to the Company in connection with the Simple acquisition. In addition to the common stock issuance, shareholder's equity increased $114.5 million due to earnings attributable to shareholder during the period.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2014, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2014 and 2013, respectively.
Table 23 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	March 31, 2014	March 31, 2013
Rate Change
+ 200 basis points	7.67%	7.96%
+ 100 basis points	3.78	3.69
EVE is a long-term measure of interest rate risk that measures the change in market value of assets less the change in market value of liabilities against the current capital position for a given change in interest rates. This measurement only values existing business without consideration of new business or potential management actions. Inherent in this calculation are many assumptions used to project lifetime cash flows for every item on the balance sheet that may or may not be realized, such as deposit decay rates, prepayment speeds and spread assumptions. The following table shows the effect that the indicated changes in interest rates would have on EVE.
Table 24 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	March 31, 2014	March 31, 2013
Rate Change
+ 300 basis points	(3.96)%	0.79%
+ 200 basis points	(2.31)	1.37
+ 100 basis points	(1.03)	1.32
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2014, the Company had derivative financial instruments outstanding with notional amounts of $19.5 billion. The estimated net fair value of open contracts was in an asset position of $123 million at March 31, 2014. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at March 31, 2014 or December 31, 2013 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
On March 26, 2014, the Company was informed that the Federal Reserve Board did not object to the Company's 2014 capital plan, including its plans to distribute capital through a semi-annual common dividend of approximately $51 million. The common dividends are subject to approval by the Company's Board of Directors.
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
Capital
The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking regulators. Failure to meet minimum risk-based and leverage capital requirements can subject the Company and the Bank to a series of increasingly restrictive regulatory actions. Currently, there are two basic measures of capital adequacy: the risk-based capital ratios and the leverage ratio.

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
The Company’s Tier 1 risk-based capital ratio was 11.30% at March 31, 2014 compared to 11.62% at December 31, 2013. The Company's leverage ratio was 9.88% at March 31, 2014 compared to 9.87% at December 31, 2013. The Company regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plan to the banking regulators.
The following table shows the calculation of capital ratios for the Company.
Table 25 Capital Ratios

	March 31, 2014	December 31, 2013
	(Dollars in Thousands)
Risk-based capital:
Tier 1 Capital	$6,736,410	$6,613,885
Total Qualifying Capital	7,978,951	7,822,858
Assets:
Total risk-adjusted assets (regulatory)	$59,607,889	$56,934,859
Ratios:
Tier 1 risk-based capital ratio	11.30%	11.62%
Total risk-based capital ratio	13.39%	13.74%
Leverage ratio	9.88%	9.87%
At March 31, 2014, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks as defined in the existing prompt corrective action framework. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
The U.S. Basel III final rule revised the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III will become effective on January 1, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Refer to “Market Risk Management” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes In Internal Control Over Financial Reporting.
There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during the three months ended March 31, 2014. The BBVA Group did not receive revenue from these counter indemnities during the three months ended March 31, 2014. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities would be blocked. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During the three months ended March 31, 2014, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). The BBVA Group did not receive revenue from this loan during the three months ended March 31, 2014. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Bank Accounts. During the three months ended March 31, 2014, the BBVA Group maintained a number of accounts for certain employees of a company that produces farm vehicles and tractors (some of whom are of Iranian nationality). The BBVA Group believes that 51% of the share capital of such company is controlled by an Iranian company in which the Iranian Government might have an interest. Estimated gross revenue for the three months ended March 31, 2014, from these accounts, which includes fees and/or commissions, did not exceed $107. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The BBVA Group is committed to terminating its business relationships with the employees of this company as soon as contractually possible and does not intend to enter into new business relationships involving this company or its employees.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for three employees of the Iranian embassy in Spain. Estimated gross revenue for the three months ended March 31, 2014, from embassy-related activity, which includes fees and/or commissions, did not exceed $1,100. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See under “Legal and Regulatory Proceedings” in Note 8, Commitments, Contingencies and Guarantees, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2013.
The following discussion updates a risk factor that was previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the other risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The lowering of interchange fees adversely impacted the Company's noninterest income, as described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In March 2014, the United States Court of Appeals for the District of Columbia Circuit reversed an earlier decision by a Washington D.C. District Court judge that invalidated the Federal Reserve Board's interchange rule ruling in favor of a group of retailers who argued that the new lower interchange fees had been inappropriately set too high by the Federal Reserve Board. If the Circuit Court’s decision is appealed, it is not possible to predict what the appellate court might do and how the Federal Reserve Board, if required to do so, would revise the interchange rule. If the rule were to be revised so that interchange fees were even lower, it would further adversely impact the Company's noninterest income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H of Form 10-Q.

Item 3.	Defaults Upon Senior Securities
Omitted pursuant to General Instruction H of Form 10-Q.

Item 4.	Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description of Documents

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

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data File.
Certain instruments defining rights of holders of long-term debt of the Company and its subsidiaries constituting less than 10% of the Company’s total assets are not filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. At the SEC’s request, the Company agrees to furnish the SEC a copy of any such agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014	BBVA Compass Bancshares, Inc.
	By:	/s/ Angel Reglero
		Name:	Angel Reglero
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer