Form 10-Q
period 2014-06-30
BBVA COMPASS BANCSHARES, INC
filed 2014-08-14
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
CapPR	Federal Reserve Board's Capital Plan Review
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit and/or time deposits
CESCE	Spanish Export Credit Agency
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
Credit Loss Proposal	Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organizations
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
IRS	Internal Revenue Service
Large FBOs	Foreign Banking Organizations with $50 billion or more in global assets

LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
MBOs	Mortgage Banking Officers
Moody's	Moody's Investor Services, Inc.
MSR	Mortgage Servicing Rights
NLRB	National Labor Relations Board
NSFR	Net Stable Funding Ratio
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Noncovered, commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Purchased Impaired Loans
Loans with evidence of credit deterioration since acquisition for which it is probable all contractual payments will not be received that are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Simple	Simple Finance Technology Corp
S&P	Standard and Poor's Rating Services
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
Trust Preferred Securities	Mandatorily redeemable preferred capital securities
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

•	the Dodd-Frank Act's consumer protection regulations which could adversely affect the Company's business, financial condition or results of operations;

•	the CFPB's residential mortgage and other retail lending regulations, which could adversely affect the Company's business, financial condition or results of operations;

•	the Bank's CRA rating, which could result in certain restrictions on the Company's activities;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

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
The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the time they are made and do not necessarily reflect the Company’s outlook at any other point in time. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents the Company files periodically with the SEC.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(In Thousands)
Assets:
Cash and due from banks	$3,232,911	$3,563,349
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	31,291	35,111
Cash and cash equivalents	3,264,202	3,598,460
Trading account assets	356,889	319,930
Investment securities available for sale	8,972,237	8,313,085
Investment securities held to maturity (fair value of $1,356,799 and $1,405,258 at June 30, 2014 and December 31, 2013, respectively)	1,448,192	1,519,196
Loans held for sale (includes $211,879 and $139,750 measured at fair value at June 30, 2014 and December 31, 2013, respectively)	211,879	147,109
Loans	54,085,793	50,667,016
Allowance for loan losses	(714,760)	(700,719)
Net loans	53,371,033	49,966,297
Premises and equipment, net	1,359,750	1,420,988
Bank owned life insurance	691,445	683,224
Goodwill	5,076,142	4,971,645
Other intangible assets	95,475	109,040
Other real estate owned	21,113	23,228
Other assets	878,743	893,274
Total assets	$75,747,100	$71,965,476
Liabilities:
Deposits:
Noninterest bearing	$16,321,003	$15,377,844
Interest bearing	41,797,403	39,059,646
Total deposits	58,118,406	54,437,490
FHLB and other borrowings	3,958,497	4,298,707
Federal funds purchased and securities sold under agreements to repurchase	864,263	852,570
Other short-term borrowings	15,705	5,591
Accrued expenses and other liabilities	940,691	883,359
Total liabilities	63,897,562	60,477,717
Shareholder’s Equity:
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 and 220,723,876 shares at June 30, 2014 and December 31, 2013, respectively	2,230	2,207
Surplus	15,383,867	15,273,218
Retained deficit	(3,507,192)	(3,728,737)
Accumulated other comprehensive loss	(58,295)	(87,936)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	11,820,610	11,458,752
Noncontrolling interests	28,928	29,007
Total shareholder’s equity	11,849,538	11,487,759
Total liabilities and shareholder’s equity	$75,747,100	$71,965,476
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Interest income:
Interest and fees on loans	$520,516	$528,116	$1,029,022	$1,067,870
Interest on investment securities available for sale	48,253	44,131	97,343	91,655
Interest on investment securities held to maturity	7,003	7,686	14,249	15,431
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	42	59	89	99
Interest on trading account assets	578	778	1,094	1,516
Total interest income	576,392	580,770	1,141,797	1,176,571
Interest expense:
Interest on deposits	60,901	53,779	114,117	110,190
Interest on FHLB and other borrowings	16,184	16,149	32,548	31,941
Interest on federal funds purchased and securities sold under agreements to repurchase	437	551	937	1,131
Interest on other short-term borrowings	96	(24)	122	48
Total interest expense	77,618	70,455	147,724	143,310
Net interest income	498,774	510,315	994,073	1,033,261
Provision for loan losses	45,252	24,237	82,518	43,852
Net interest income after provision for loan losses	453,522	486,078	911,555	989,409
Noninterest income:
Service charges on deposit accounts	54,958	54,884	108,349	110,372
Card and merchant processing fees	28,473	26,113	52,777	50,737
Retail investment sales	28,844	25,311	55,408	49,690
Asset management fees	10,535	10,636	21,293	20,705
Corporate and correspondent investment sales	7,972	9,547	16,628	18,943
Mortgage banking income	6,150	13,141	10,426	24,611
Bank owned life insurance	4,237	4,274	8,204	8,679
Investment securities gains, net	21,464	18,075	37,898	33,030
Gain (loss) on prepayment of FHLB and other borrowings	—	22,882	(458)	21,775
Other	72,812	64,150	144,248	115,848
Total noninterest income	235,445	249,013	454,773	454,390
Noninterest expense:
Salaries, benefits and commissions	263,301	247,905	525,870	499,228
FDIC indemnification expense	30,370	70,335	61,988	156,642
Equipment	55,469	50,891	109,207	98,506
Professional services	49,790	49,729	96,189	89,003
Net occupancy	40,200	40,471	79,157	78,365
Amortization of intangibles	13,631	15,462	26,165	31,502
Securities impairment:
Other-than-temporary impairment	34	2,750	415	2,750
Less: non-credit portion recognized in other comprehensive income	—	2,288	235	2,288
Total securities impairment	34	462	180	462
Other	92,467	79,445	165,373	146,657
Total noninterest expense	545,262	554,700	1,064,129	1,100,365
Net income before income tax expense	143,705	180,391	302,199	343,434
Income tax expense	36,130	51,596	79,697	104,103
Net income	107,575	128,795	222,502	239,331
Less: net income attributable to noncontrolling interests	504	568	957	961
Net income attributable to shareholder	$107,071	$128,227	$221,545	$238,370
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Net income	$107,575	$128,795	$222,502	$239,331
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	25,915	(89,177)	52,155	(92,317)
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	13,752	11,452	24,278	20,941
Net change in unrealized holding gains (losses) on securities available for sale	12,163	(100,629)	27,877	(113,258)
Change in unamortized net holding losses on investment securities held to maturity	1,727	3,668	4,785	6,045
Less: non-credit related impairment on investment securities held to maturity	—	1,450	151	1,450
Change in unamortized non-credit related impairment on investment securities held to maturity	237	45	483	1,086
Net change in unamortized holding losses on securities held to maturity	1,964	2,263	5,117	5,681
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(875)	4,882	(1,682)	6,265
Change in defined benefit plans	—	36	(1,671)	680
Other comprehensive income (loss), net of tax	13,252	(93,448)	29,641	(100,632)
Comprehensive income	120,827	35,347	252,143	138,699
Less: comprehensive income attributable to noncontrolling interests	504	568	957	961
Comprehensive income attributable to shareholder	$120,323	$34,779	$251,186	$137,738
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Common Stock	Surplus	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2013	$2,173	$15,172,910	$(4,146,573)	$26,058	$29,005	$11,083,573
Net income	—	—	238,370	—	961	239,331
Other comprehensive loss, net of tax	—	—	—	(100,632)	—	(100,632)
Issuance of common stock	34	99,966	—	—	—	100,000
Dividends	—	—	—	—	(1,036)	(1,036)
Vesting of restricted stock	—	(5,594)	—	—	—	(5,594)
Restricted stock retained to cover taxes	—	(2,174)	—	—	—	(2,174)
Amortization of stock-based deferred compensation	—	1,608	—	—	—	1,608
Balance, June 30, 2013	$2,207	$15,266,716	$(3,908,203)	$(74,574)	$28,930	$11,315,076

Balance, January 1, 2014	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	221,545	—	957	222,502
Other comprehensive income, net of tax	—	—	—	29,641	—	29,641
Issuance of common stock	23	116,977	—	—	—	117,000
Dividends	—	—	—	—	(1,036)	(1,036)
Vesting of restricted stock	—	(4,702)	—	—	—	(4,702)
Restricted stock retained to cover taxes	—	(2,507)	—	—	—	(2,507)
Amortization of stock-based deferred compensation	—	881	—	—	—	881
Balance, June 30, 2014	$2,230	$15,383,867	$(3,507,192)	$(58,295)	$28,928	$11,849,538
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Operating Activities:
Net income	$222,502	$239,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,334	86,010
Securities impairment	180	462
Amortization of intangibles	26,165	31,502
Accretion of discount, loan fees and purchase market adjustments, net	(94,032)	(112,028)
Net change in FDIC indemnification asset/liability	61,988	156,642
Provision for loan losses	82,518	43,852
Amortization of stock based compensation	881	1,608
Net change in trading account assets	(36,959)	134,122
Net change in trading account liabilities	3,569	(160,486)
Net change in loans held for sale	(64,770)	173,964
Deferred tax expense	8,936	35,443
Investment securities gains, net	(37,898)	(33,030)
(Gain) loss on prepayment of FHLB and other borrowings	458	(21,775)
Loss on sale of premises and equipment	863	1,078
Loss on sale of student loans	75	—
Net loss on sale of other real estate and other assets	3,613	3,459
Loss on disposition	981	—
Increase in other assets	(47,341)	(64,652)
Decrease in other liabilities	(2,342)	(34,062)
Net cash provided by operating activities	262,721	481,440
Investing Activities:
Proceeds from sales of investment securities available for sale	782,629	801,060
Proceeds from prepayments, maturities and calls of investment securities available for sale	658,008	1,092,549
Purchases of investment securities available for sale	(2,062,781)	(2,463,945)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	79,146	125,484
Purchases of investment securities held to maturity	—	(185,461)
Net change in loan portfolio	(3,499,733)	(2,506,062)
Purchase of premises and equipment	(36,455)	(73,126)
Proceeds from sale of premises and equipment	11,181	5,073
Net cash paid in acquisition	(97,566)	—
Proceeds from sales of loans	96,199	113,958
Payments to FDIC for covered losses	(6,611)	(17,840)
Proceeds from sales of other real estate owned	10,116	32,531
Net cash used in investing activities	(4,065,867)	(3,075,779)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	2,602,535	997,952
Net increase in time deposits	1,077,027	(383,281)
Net increase in federal funds purchased and securities sold under agreements to repurchase	11,693	(229,902)
Net increase in other short-term borrowings	10,114	13,291
Proceeds from FHLB and other borrowings	—	405,000
Repayment of FHLB and other borrowings	(341,236)	(343,505)
Vesting of restricted stock	(4,702)	(5,594)
Restricted stock grants retained to cover taxes	(2,507)	(2,174)
Issuance of common stock	117,000	100,000
Preferred dividends paid	(1,036)	(1,036)
Net cash provided by financing activities	3,468,888	550,751
Net decrease in cash and cash equivalents	(334,258)	(2,043,588)
Cash and cash equivalents at beginning of year	3,598,460	6,158,442
Cash and cash equivalents at end of period	$3,264,202	$4,114,854
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.
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
Correction of Accounting Error
During the three months ended June 30, 2013, provision for loan losses included a $20.4 million benefit related to the correction of an error in a prior period that resulted from a calculation by the Company of an adjustment to the allowance for loan losses for commercial loans less than $1 million. This error primarily related to the second quarter of 2012 and was corrected in the second quarter of 2013.
The Company has evaluated the effect of this correction on prior annual periods' consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior annual period is materially misstated.
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
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides five steps to be analyzed to accomplish the core principle. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this ASU also require disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and provide increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this ASU and disclosures for certain transactions accounted for as a sale are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
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
Simple Finance Technology Corp
On March 20, 2014, the Company acquired all of the voting equity interest of Simple, a U.S. based digital banking services firm. The Company acquired assets of approximately $2 million (including cash, premises and equipment, and other assets), assumed liabilities of approximately $2 million (including accounts payable, accrued payroll and other liabilities), and recorded goodwill of $106 million and other intangible assets of $13 million. Consideration for the acquisition included $98 million in cash as well as $16 million of contingent consideration. The Company recognized $3.5 million of acquisition-related costs in noninterest expense in the Company's Unaudited Condensed Consolidated Statement of Income for the six months ended June 30, 2014. The revenues and earnings of Simple were not material for the three and six months ended June 30, 2014.
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

(3) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity.

	June 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$570,472	$4,332	$3,772	$571,032
Mortgage-backed securities	4,983,938	72,018	48,475	5,007,481
Collateralized mortgage obligations	2,337,928	23,891	4,194	2,357,625
States and political subdivisions	494,507	8,957	5,474	497,990
Other	36,939	179	24	37,094
Equity securities	500,954	61	—	501,015
Total	$8,924,738	$109,438	$61,939	$8,972,237
Investment securities held to maturity:
Collateralized mortgage obligations	$136,166	$6,998	$5,191	$137,973
Asset-backed securities	54,816	4,110	3,682	55,244
States and political subdivisions	1,180,162	1,635	100,040	1,081,757
Other	77,048	6,891	2,114	81,825
Total	$1,448,192	$19,634	$111,027	$1,356,799

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$257,844	$4,338	$1,245	$260,937
Mortgage-backed securities	5,232,504	75,912	74,625	5,233,791
Collateralized mortgage obligations	1,747,450	23,312	14,364	1,756,398
States and political subdivisions	518,755	8,041	17,360	509,436
Other	40,415	27	109	40,333
Equity securities	512,136	54	—	512,190
Total	$8,309,104	$111,684	$107,703	$8,313,085
Investment securities held to maturity:
Collateralized mortgage obligations	$145,989	$19,848	$3,900	$161,937
Asset-backed securities	67,590	4,008	6,183	65,415
States and political subdivisions	1,225,977	843	139,816	1,087,004
Other	79,640	13,191	1,929	90,902
Total	$1,519,196	$37,890	$151,828	$1,405,258
In the above table, equity securities include $501 million and $512 million at June 30, 2014 and December 31, 2013, respectively, of FHLB and Federal Reserve stock carried at par.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at June 30, 2014 and December 31, 2013. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	June 30, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$337,358	$3,772	$—	$—	$337,358	$3,772
Mortgage-backed securities	107,404	1,027	2,236,173	47,448	2,343,577	48,475
Collateralized mortgage obligations	331,462	947	174,054	3,247	505,516	4,194
States and political subdivisions	24,910	141	198,092	5,333	223,002	5,474
Other	—	—	1,098	24	1,098	24
Total	$801,134	$5,887	$2,609,417	$56,052	$3,410,551	$61,939

Investment securities held to maturity:
Collateralized mortgage obligations	$28,987	$695	$29,456	$4,496	$58,443	$5,191
Asset-backed securities	—	—	26,549	3,682	26,549	3,682
States and political subdivisions	2,326	92	883,818	99,948	886,144	100,040
Other	—	—	4,071	2,114	4,071	2,114
Total	$31,313	$787	$943,894	$110,240	$975,207	$111,027

	December 31, 2013
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$119,871	$1,245	$—	$—	$119,871	$1,245
Mortgage-backed securities	2,462,822	69,919	339,448	4,706	2,802,270	74,625
Collateralized mortgage obligations	699,693	9,123	108,710	5,241	808,403	14,364
States and political subdivisions	164,472	9,244	92,407	8,116	256,879	17,360
Other	4,939	109	—	—	4,939	109
Total	$3,451,797	$89,640	$540,565	$18,063	$3,992,362	$107,703

Investment securities held to maturity:
Collateralized mortgage obligations	$1,466	$17	$32,370	$3,883	$33,836	$3,900
Asset-backed securities	—	—	33,362	6,183	33,362	6,183
States and political subdivisions	313,438	26,760	642,799	113,056	956,237	139,816
Other	—	—	4,600	1,929	4,600	1,929
Total	$314,904	$26,777	$713,131	$125,051	$1,028,035	$151,828
As noted in the previous tables, at June 30, 2014, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either June 30, 2014 or December 31, 2013, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$21,089	$17,318	$20,943	$17,318
Reductions for securities paid off during the period (realized)	—	(239)	—	(239)
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	34	462	180	462
Balance at end of period	$21,123	$17,541	$21,123	$17,541
For the three months ended June 30, 2014 and 2013, OTTI recognized on held to maturity securities totaled $34 thousand and $462 thousand, respectively. For the six months ended June 30, 2014 and 2013, OTTI recognized on held to maturity securities totaled $180 thousand and $462 thousand, respectively. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.
The maturities of the securities portfolios are presented in the following table.

June 30, 2014	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$51,171	$52,280
Maturing after one but within five years	103,113	107,335
Maturing after five but within ten years	176,007	179,619
Maturing after ten years	771,627	766,882
	1,101,918	1,106,116
Mortgage-backed securities and collateralized mortgage obligations	7,321,866	7,365,106
Equity securities	500,954	501,015
Total	$8,924,738	$8,972,237

Investment securities held to maturity:
Maturing within one year	$30,013	$29,674
Maturing after one but within five years	290,161	274,065
Maturing after five but within ten years	234,765	224,153
Maturing after ten years	757,087	690,934
	1,312,026	1,218,826
Collateralized mortgage obligations	136,166	137,973
Total	$1,448,192	$1,356,799

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Gross gains	$21,464	$18,075	$37,898	$33,030
Gross losses	—	—	—	—
Net realized gains	$21,464	$18,075	$37,898	$33,030

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	June 30, 2014	December 31, 2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$22,365,829	$20,209,209
Real estate – construction	1,792,180	1,736,348
Commercial real estate – mortgage	9,461,092	9,106,329
Total commercial loans	33,619,101	31,051,886
Consumer loans:
Residential real estate – mortgage	13,356,040	12,706,879
Equity lines of credit	2,238,451	2,236,367
Equity loans	609,794	644,068
Credit card	636,904	660,073
Consumer – direct	563,949	516,572
Consumer – indirect	2,448,402	2,116,981
Total consumer loans	19,853,540	18,880,940
Covered loans	613,152	734,190
Total loans	$54,085,793	$50,667,016
Purchased Impaired Loans
Purchased Impaired Loans are recognized on the Company's Unaudited Condensed Consolidated Balance Sheets within loans, net of recorded discount. The following table presents the unpaid principal balance, discount, allowance for loan losses and carrying value of the Purchased Impaired Loans.

	June 30, 2014	December 31, 2013
	(In Thousands)
Unpaid principal balance	$414,652	$449,429
Discount	(33,216)	(60,069)
Allowance for loan losses	(8,161)	(243)
Carrying value	$373,275	$389,117
An analysis of the accretable yield related to the Purchased Impaired Loans follows.

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$105,698	$136,992
Transfer from nonaccretable difference	6,633	25,362
Accretion	(29,405)	(34,547)
Other	—	2,370
Balance at end of period	$82,926	$130,177
The Company had allowances of $8.2 million and $243 thousand related to Purchased Impaired Loans at June 30, 2014 and December 31, 2013, respectively. During the three months ended June 30, 2014 and 2013, the Company recognized $2.5 million and $627 thousand, respectively, of provision for loan losses attributable to credit deterioration subsequent to acquisition of these loans. During the six months ended June 30, 2014 and 2013, the Company recognized

$4.6 million and $(4.6) million, respectively, of provision for loan losses attributable to credit (improvements) deterioration subsequent to acquisition of these loans.
Purchased Nonimpaired Loans
At acquisition, Purchased Nonimpaired Loans were determined to have fair value discounts, some of which were related to credit. The portion of the fair value discount not related to credit is being accreted to interest income over the expected remaining life of the loans based on expected cash flows. For the three months ended June 30, 2014 and 2013 approximately $35.4 million and $76.8 million, respectively, of interest income was recognized on these loans. For the six months ended June 30, 2014 and 2013 approximately $73.2 million and $170.1 million, respectively, of interest income was recognized on these loans. The discount related to credit on the Purchased Nonimpaired Loans is reviewed for adequacy at each balance sheet date. If the expected losses exceed the credit discount, an allowance for loan losses is provided. If the expected losses are reduced, the related credit discount is accreted to interest income over the expected remaining life of the loans.
The following table presents the unpaid principal balance, discount, allowance for loan losses, and carrying value of the Purchased Nonimpaired Loans.

	June 30, 2014	December 31, 2013
	(In Thousands)
Unpaid principal balance	$368,036	$520,723
Discount	(136,320)	(175,893)
Allowance for loan losses	(3,390)	(2,711)
Carrying value	$228,326	$342,119
The following table reflects the recorded investment in all covered Purchased Impaired Loans and Purchased Nonimpaired Loans.

	June 30, 2014			December 31, 2013
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans
	(In Thousands)
Commercial, financial and agricultural	$—	$45,712	$45,712	$—	$40,892	$40,892
Commercial real estate (1)	3,358	34,831	38,189	4,760	141,333	146,093
Residential real estate – mortgage (2)	378,078	144,591	522,669	384,588	155,452	540,040
Consumer loans	—	6,582	6,582	12	7,153	7,165
Total loans	$381,436	$231,716	$613,152	$389,360	$344,830	$734,190

(1)	Includes real estate – construction and commercial real estate - mortgage.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

FDIC Indemnification Asset (Liability)
The Company has entered into loss sharing agreements with the FDIC that require the FDIC to reimburse the Bank for losses with respect to covered loans and covered OREO. See Note 8, Commitments, Contingencies and Guarantees, for additional information related to the loss sharing agreements. A summary of the activity in the FDIC indemnification asset (liability) is presented in the following table.

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$24,315	$271,928
Increase (decrease) due to credit loss provision (benefit) recorded on FDIC covered loans	8,726	(6,616)
Amortization	(67,212)	(149,033)
Payments to FDIC for covered losses	6,611	17,840
Other	(3,502)	(993)
Balance at end of period	$(31,062)	$133,126
Other adjustments include those resulting from the change in loss estimates related to OREO as a result of changes in expected cash flows as well as adjustments resulting from amounts owed to the FDIC for unexpected recoveries of amounts previously charged off and loan expenses incurred and claimed.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$299,879	$153,130	$155,234	$91,357	$8,065	$707,665
Provision charged to income	29,495	(5,057)	8,039	12,969	(194)	45,252
Loans charged off	(15,517)	(7,305)	(13,861)	(20,669)	(791)	(58,143)
Loan recoveries	3,933	2,173	4,282	5,127	4,471	19,986
Net charge offs	(11,584)	(5,132)	(9,579)	(15,542)	3,680	(38,157)
Ending balance	$317,790	$142,941	$153,694	$88,784	$11,551	$714,760
Three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$304,841	$227,370	$164,402	$77,331	$12,074	$786,018
Provision charged to income	(2,431)	(30,585)	40,883	18,807	(2,437)	24,237
Loans charged off	(16,889)	(21,125)	(49,313)	(16,849)	(2,156)	(106,332)
Loan recoveries	4,667	6,953	2,821	4,413	734	19,588
Net charge offs	(12,222)	(14,172)	(46,492)	(12,436)	(1,422)	(86,744)
Ending balance	$290,188	$182,613	$158,793	$83,702	$8,215	$723,511

Six Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Provision charged to income	36,996	(9,779)	20,712	29,798	4,791	82,518
Loans charged off	(20,451)	(9,951)	(29,569)	(42,373)	(1,007)	(103,351)
Loan recoveries	8,918	3,711	6,976	10,456	4,813	34,874
Net charge offs	(11,533)	(6,240)	(22,593)	(31,917)	3,806	(68,477)
Ending balance	$317,790	$142,941	$153,694	$88,784	$11,551	$714,760
Six Months Ended June 30, 2013
Allowance for loan losses:
Beginning balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Provision charged to income	20,477	(56,414)	53,847	33,629	(7,687)	43,852
Loans charged off	(23,211)	(27,743)	(72,293)	(35,070)	(3,425)	(161,742)
Loan recoveries	9,864	12,446	4,974	9,740	1,524	38,548
Net charge offs	(13,347)	(15,297)	(67,319)	(25,330)	(1,901)	(123,194)
Ending balance	$290,188	$182,613	$158,793	$83,702	$8,215	$723,511

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
June 30, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$19,106	$6,617	$39,693	$1,188	$—	$66,604
Collectively evaluated for impairment	298,684	136,324	114,001	87,596	—	636,605
Covered purchased impaired	—	—	—	—	8,161	8,161
Covered purchased nonimpaired	—	—	—	—	3,390	3,390
Total allowance for loan losses	$317,790	$142,941	$153,694	$88,784	$11,551	$714,760
Loans:
Ending balance of loans:
Individually evaluated for impairment	$67,159	$119,667	$190,224	$1,472	$—	$378,522
Collectively evaluated for impairment	22,298,670	11,133,605	16,014,061	3,647,783	—	53,094,119
Covered purchased impaired	—	—	—	—	381,436	381,436
Covered purchased nonimpaired	—	—	—	—	231,716	231,716
Total loans	$22,365,829	$11,253,272	$16,204,285	$3,649,255	$613,152	$54,085,793
December 31, 2013
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28,828	$9,408	$41,989	$1,526	$—	$81,751
Collectively evaluated for impairment	263,499	149,552	113,586	89,377	—	616,014
Covered purchased impaired	—	—	—	—	243	243
Covered purchased nonimpaired	—	—	—	—	2,711	2,711
Total allowance for loan losses	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Loans:
Ending balance of loans:
Individually evaluated for impairment	$138,047	$167,598	$196,723	$1,625	$—	$503,993
Collectively evaluated for impairment	20,071,162	10,675,079	15,390,591	3,292,001	—	49,428,833
Covered purchased impaired	—	—	—	—	389,360	389,360
Covered purchased nonimpaired	—	—	—	—	344,830	344,830
Total loans	$20,209,209	$10,842,677	$15,587,314	$3,293,626	$734,190	$50,667,016

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The following table presents information on individually analyzed impaired loans, by loan class.

	June 30, 2014
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$67,159	$87,507	$19,106
Real estate – construction	5,785	6,582	—	3,606	4,148	602
Commercial real estate – mortgage	24,402	25,475	—	85,874	91,822	6,015
Residential real estate – mortgage	10,263	10,263	—	100,764	100,951	6,275
Equity lines of credit	—	—	—	23,908	24,100	23,152
Equity loans	—	—	—	55,289	55,517	10,266
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	134	134	69
Consumer – indirect	—	—	—	1,338	1,338	1,119
Total loans	$40,450	$42,320	$—	$338,072	$365,517	$66,604

	December 31, 2013
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$19,984	$27,639	$—	$118,063	$138,092	$28,828
Real estate – construction	1,314	1,555	—	9,248	10,812	836
Commercial real estate – mortgage	51,303	54,821	—	105,733	112,177	8,572
Residential real estate – mortgage	1,906	1,906	—	115,550	115,734	7,378
Equity lines of credit	—	—	—	23,593	24,021	23,190
Equity loans	—	—	—	55,674	55,794	11,421
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	182	181	83
Consumer – indirect	—	—	—	1,443	1,443	1,443
Total loans	$74,507	$85,921	$—	$429,486	$458,254	$81,751

The following table presents information on individually analyzed impaired loans, by loan class.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$88,271	$543	$122,441	$365
Real estate – construction	9,088	56	60,890	152
Commercial real estate – mortgage	117,404	835	235,445	1,205
Residential real estate – mortgage	112,862	725	147,453	855
Equity lines of credit	23,511	255	7,746	81
Equity loans	55,399	429	45,324	438
Credit card	—	—	—	—
Consumer – direct	140	1	163	3
Consumer – indirect	1,309	1	668	11
Total loans	$407,984	$2,845	$620,130	$3,110

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$107,546	$788	$117,045	$721
Real estate – construction	9,604	119	85,871	543
Commercial real estate – mortgage	129,376	1,777	235,279	2,259
Residential real estate – mortgage	113,913	1,444	158,930	1,937
Equity lines of credit	23,457	505	3,873	81
Equity loans	55,213	854	34,989	691
Credit card	—	—	—	—
Consumer – direct	149	2	147	28
Consumer – indirect	1,287	2	334	11
Total loans	$440,545	$5,491	$636,468	$6,271
The tables above do not include Purchased Impaired Loans or loans held for sale. At June 30, 2014, there were $6.4 million, $10.7 million and $313 thousand of recorded investment, unpaid principal balance and allowance for loan losses on covered Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually analyzed for impairment, respectively. At December 31, 2013, there were $4.8 million, $10.9 million, and $243 thousand of recorded investment, unpaid principal balance and allowance for loan losses on covered Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually analyzed for impairment, respectively. Covered Purchased Nonimpaired Loans are not included in the tables above as they are evaluated collectively on a pool basis and not on an individual basis.
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

•
Internally assigned letter grades “CCC-” through “D1” correspond to the regulatory classification “Substandard.” A loan classified as substandard is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

The following tables, which exclude loans held for sale and covered loans, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	June 30, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$21,837,384	$1,769,475	$9,033,078
Special Mention	246,367	12,153	225,927
Substandard	249,058	9,342	176,936
Doubtful	33,020	1,210	25,151
	$22,365,829	$1,792,180	$9,461,092

	December 31, 2013
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$19,582,014	$1,707,719	$8,562,261
Special Mention	353,638	9,918	271,500
Substandard	261,995	17,112	243,042
Doubtful	11,562	1,599	29,526
	$20,209,209	$1,736,348	$9,106,329

	Consumer
	June 30, 2014
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer - Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,243,361	$2,200,855	$589,225	$628,167	$561,473	$2,445,560
Nonperforming	112,679	37,596	20,569	8,737	2,476	2,842
	$13,356,040	$2,238,451	$609,794	$636,904	$563,949	$2,448,402

	December 31, 2013
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer -Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,601,515	$2,199,827	$621,897	$649,796	$513,630	$2,113,918
Nonperforming	105,364	36,540	22,171	10,277	2,942	3,063
	$12,706,879	$2,236,367	$644,068	$660,073	$516,572	$2,116,981
Covered loans are excluded from the table above as an initial estimate of credit losses was embedded within the initial purchase discount established at acquisition. Periodically, the Company updates its estimated cash flows related to these covered loans. Increases in these updated cash flows over those expected at the purchase date are recognized as interest income prospectively. Decreases in estimated cash flows after the purchase date are recognized by recording an allowance for credit losses. Generally, since the acquisition of these covered loans, there has been considerable improvement in the expected credit losses with some minimal deterioration in credit quality seen within specific loans and pools of loans. To account for the subsequent deterioration in credit, an allowance for loan losses of $12 million was recorded on the $613 million covered portfolio at June 30, 2014 and an allowance for loan losses of $3 million was recorded on the $734 million covered loans portfolio at December 31, 2013.
The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale and Purchased Impaired Loans.

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$8,399	$3,520	$2,311	$72,606	$10,491	$97,327	$22,268,502	$22,365,829
Real estate – construction	923	418	1,138	9,401	2,244	14,124	1,778,056	1,792,180
Commercial real estate – mortgage	5,675	3,358	221	88,554	45,836	143,644	9,317,448	9,461,092
Residential real estate – mortgage	43,219	15,305	2,332	110,077	73,329	244,262	13,111,778	13,356,040
Equity lines of credit	9,113	4,776	2,044	35,552	—	51,485	2,186,966	2,238,451
Equity loans	6,364	2,666	833	19,571	42,460	71,894	537,900	609,794
Credit card	5,186	3,766	8,737	—	—	17,689	619,215	636,904
Consumer – direct	8,859	1,441	2,194	282	67	12,843	551,106	563,949
Consumer – indirect	24,633	4,585	1,231	1,611	—	32,060	2,416,342	2,448,402
Covered loans	2,410	152	4,590	4,153	3,832	15,137	216,579	231,716
Total loans	$114,781	$39,987	$25,631	$341,807	$178,259	$700,465	$53,003,892	$53,704,357

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$9,485	$6,111	$2,212	$128,231	$25,548	$171,587	$20,037,622	$20,209,209
Real estate – construction	4,258	1,862	240	14,183	3,801	24,344	1,712,004	1,736,348
Commercial real estate – mortgage	9,521	4,869	797	129,672	59,727	204,586	8,901,743	9,106,329
Residential real estate – mortgage	48,597	22,629	2,460	102,904	74,236	250,826	12,456,053	12,706,879
Equity lines of credit	12,230	6,252	5,109	31,431	—	55,022	2,181,345	2,236,367
Equity loans	7,630	3,170	1,167	20,447	42,850	75,264	568,804	644,068
Credit card	5,955	4,676	10,277	—	—	20,908	639,165	660,073
Consumer – direct	8,736	3,000	2,402	540	91	14,769	501,803	516,572
Consumer – indirect	24,945	5,276	1,540	1,523	—	33,284	2,083,697	2,116,981
Covered loans	1,247	290	4,122	5,425	3,455	14,539	330,291	344,830
Total loans	$132,604	$58,135	$30,326	$434,356	$209,708	$865,129	$49,412,527	$50,277,656

Policies related to the Company's nonaccrual and past due loans are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013.
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy. The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale.

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$194	$5,158	$5,352	$10,297	$15,649
Real estate – construction	—	—	—	183	183	2,244	2,427
Commercial real estate – mortgage	186	—	—	11,933	12,119	45,650	57,769
Residential real estate – mortgage	3,520	1,028	270	27,436	32,254	68,511	100,765
Equity lines of credit	—	—	—	24,111	24,111	—	24,111
Equity loans	1,425	1,401	165	12,874	15,865	39,469	55,334
Credit card	—	—	—	—	—	—	—
Consumer – direct	—	—	—	67	67	67	134
Consumer – indirect	—	—	—	1,338	1,338	—	1,338
Covered loans	—	3	—	1,713	1,716	3,829	5,545
Total loans	$5,131	$2,432	$629	$84,813	$93,005	$170,067	$263,072

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$5	$—	$—	$20,498	$20,503	$25,543	$46,046
Real estate – construction	32	50	—	181	263	3,719	3,982
Commercial real estate – mortgage	2,345	—	—	13,910	16,255	57,382	73,637
Residential real estate – mortgage	3,755	2,747	760	30,492	37,754	66,974	104,728
Equity lines of credit	—	—	—	24,592	24,592	—	24,592
Equity loans	1,799	1,022	557	12,823	16,201	39,472	55,673
Credit card	—	—	—	—	—	—	—
Consumer – direct	—	—	—	90	90	91	181
Consumer – indirect	—	—	—	1,443	1,443	—	1,443
Covered loans	$21	$—	$—	$5,428	$5,449	$3,434	$8,883
Total loans	$7,957	$3,819	$1,317	$109,457	$122,550	$196,615	$319,165
As of June 30, 2014, there were no loans held for sale classified as TDRs. At December 31, 2013, there were $3.6 million of nonaccrual loans held for sale classified as TDRs.
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the

Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended June 30, 2014, $4.5 million of TDR modifications included an interest rate concession and $6.4 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended June 30, 2013, $5.8 million of TDR modifications included an interest rate concession and $50.3 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2014, $6.9 million of TDR modifications included an interest rate concession and $13.4 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2013, $18.9 million of TDR modifications included an interest rate concession and $54.6 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$163	3	$703
Real estate – construction	—	—	1	3
Commercial real estate – mortgage	3	2,656	8	628
Residential real estate – mortgage	46	4,124	137	18,130
Equity lines of credit	48	2,178	460	23,236
Equity loans	23	1,330	333	11,303
Credit card	—	—	—	—
Consumer – direct	—	—	15	133
Consumer – indirect	32	470	384	2,004
Covered loans	—	—	1	1

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$163	6	$5,059
Real estate – construction	—	—	3	2,409
Commercial real estate – mortgage	9	6,586	13	3,832
Residential real estate – mortgage	56	5,118	169	23,511
Equity lines of credit	97	4,480	460	23,236
Equity loans	41	3,317	359	13,260
Credit card	—	—	—	—
Consumer – direct	—	—	15	133
Consumer – indirect	50	672	384	2,004
Covered loans	—	—	2	49
In response to guidance issued by a national bank regulatory agency, during the second quarter of 2013, the Company concluded that $52.6 million of loans that had been discharged in bankruptcy and not reaffirmed by the borrower should be classified as nonperforming TDRs. The Company estimated the allowance for loan losses for these loans based on collateral shortfall and accordingly the allowance for loan losses was increased by $33.5 million during the second quarter of 2013.

For the three and six months ended June 30, 2014 and 2013, charge-offs and changes to the allowance related to modifications classified as TDRs, excluding the nonreaffirmed loans discharged in bankruptcy, were not material.
The Company considers TDRs aged 90 days or more past due, charged off or classified as nonaccrual subsequent to modification, where the loan was not classified as a nonperforming loan at the time of modification, as subsequently defaulted.
The following tables provide a summary of initial subsequent defaults that occurred within one year of the restructure date. The table excludes loans classified as held for sale as of period-end and includes loans no longer in default as of period-end.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	2,198	1	107
Residential real estate – mortgage	—	—	4	122
Equity lines of credit	—	—	—	—
Equity loans	3	319	—	—
Credit card	—	—	—	—
Consumer – direct	—	—	—	—
Consumer – indirect	—	—	—	—
Covered loans	—	—	—	—

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	1	$9,531
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	2,198	1	107
Residential real estate – mortgage	—	—	10	2,135
Equity lines of credit	3	275	—	—
Equity loans	4	382	1	54
Credit card	—	—	—	—
Consumer – direct	—	—	—	—
Consumer – indirect	—	—	—	—
Covered loans	—	—	—	—
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
At June 30, 2014 and December 31, 2013, there were $892 thousand and $3.9 million, respectively, of commitments to lend additional funds to borrowers owing loans whose terms have been modified in a TDR.

(5) Loan Sales and Servicing
The following table presents the composition of the loans held for sale portfolio.

	June 30, 2014	December 31, 2013
	(In Thousands)
Loans held for sale:
Real estate – construction	$—	$4,447
Commercial real estate – mortgage	—	2,912
Residential real estate – mortgage	211,879	139,750
Total loans held for sale	$211,879	$147,109
During the three and six months ended June 30, 2014, the Company transferred loans with a recorded balance immediately preceding the transfer totaling $14 million from the held for investment portfolio to loans held for sale. The Company recognized charge-offs upon transfer of these loans totaling $4 million for both the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Company transferred loans with a recorded balance immediately preceding the transfer totaling $76 million from the held for investment portfolio to loans held for sale. The Company recognized charge-offs upon transfer of these loans totaling $22 million for both the three and six months ended June 30, 2013. The Company sold loans and loans held for sale, excluding loans originated for sale in the secondary market, with a recorded balance of $39 million and $100 million during the three and six months ended June 30, 2014, respectively, and $94 million and $114 million during the three and six months ended June 30, 2013, respectively.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $181 million and $369 million for the three and six months ended June 30, 2014, respectively, and $372 million and $865 million for the three and six months ended June 30, 2013, respectively. The Company recognized net gains of $5.8 million and $11.3 million on the sale of residential mortgage loans originated for sale during the three and six months ended June 30, 2014, respectively, and $6.7 million and $19.8 million for the three and six months ended June 30, 2013, respectively. These gains were recorded in mortgage banking income in the Company’s Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During the three and six months ended June 30, 2014, the Company sold $181 million and $369 million, respectively, of residential mortgage loans originated for sale where the Company retained servicing responsibilities. During the three and six months ended June 30, 2013, the Company sold $366 million and $842 million, respectively, of residential mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of debtors to pay when due. At June 30, 2014 and December 31, 2013, the Company was servicing $2.9 billion and $2.7 billion, respectively, of residential mortgage loans sold with retained servicing. These loans are not included in loans on the Company’s Unaudited Condensed Consolidated Balance Sheets.
In connection with residential mortgage loans sold with retained servicing, the Company receives annual servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $3.7 million and $7.3 million during the three and six months ended June 30, 2014, respectively. The Company recognized servicing fees of $3.3 million and $4.1 million during the three and six months ended June 30, 2013, respectively. These fees were recorded as a component of other noninterest income in the Company’s Unaudited Condensed Consolidated Statements of Income. At June 30, 2014 and December 31, 2013, the Company had recorded $31 million and $30 million of servicing assets, respectively, under the fair value method in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s residential MSRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Carrying value, at beginning of period	$31,828	$18,471	$30,065	$13,255
Additions	1,923	3,872	4,006	9,133
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(2,085)	710	(1,794)	1,046
Due to other changes in fair value (1)	(562)	(430)	(1,173)	(811)
Carrying value, at end of period	$31,104	$22,623	$31,104	$22,623

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At June 30, 2014 and December 31, 2013, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Fair value of residential mortgage servicing rights	$31,104	$30,065
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.4%	96.4%
Adjustable rate mortgage loans	3.6	3.6
Total	100.0%	100.0%
Weighted average life (in years)	6.5	6.9
Prepayment speed:	9.7%	8.8%
Effect on fair value of a 10% increase	$(957)	$(743)
Effect on fair value of a 20% increase	(1,891)	(1,492)
Weighted average discount rate:	10.0%	10.0%
Effect on fair value of a 10% increase	$(1,178)	$(1,167)
Effect on fair value of a 20% increase	(2,272)	(2,247)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes to another, which may magnify or counteract the effect of the change.
(6) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on the Company's accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	June 30, 2014			December 31, 2013
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$423,950	$67,499	$—	$423,950	$67,623	$—
Total fair value hedges		67,499	—		67,623	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	600,000	3,385	—	200,000	3,652	—
Swaps related to FHLB advances	320,000	—	14,230	320,000	—	11,862
Total cash flow hedges		3,385	14,230		3,652	11,862
Total derivatives designated as hedging instruments		$70,884	$14,230		$71,275	$11,862

Free-standing derivatives not designated as hedging instruments:
Free-standing derivative instruments-risk management and other purposes:
Interest rate contracts:
Forward and option contracts related to held for sale mortgages	$320,500	$208	$2,546	$171,364	$1,727	$56
Equity contracts:
Purchased equity option related to equity-linked CDs	686,268	54,582	—	588,377	47,875	—
Swap associated with sale of Visa, Inc. Class B shares	47,074	—	1,177	49,748	—	1,244
Foreign exchange contracts:
Forwards related to commercial loans	650,758	141	4,814	424,797	1,072	2,690
Spots related to commercial loans	23,301	27	16	41,133	55	56
Total free-standing derivative instruments-risk management and other purposes		$54,958	$8,553		$50,729	$4,046
Free-standing derivative instruments – customer accommodation:
Futures contracts (3)	$488,000	$—	$—	$657,000	$—	$—
Interest rate lock commitments	253,064	3,822	1	129,791	947	57
Written equity option related to equity-linked CDs	667,447	—	53,117	576,196	—	46,573
Trading account assets and liabilities:
Interest rate contracts for customers	15,555,775	271,908	211,684	13,474,347	262,578	200,899
Commodity contracts for customers	590,859	15,198	12,897	906,650	23,132	18,373
Foreign exchange contracts for customers	435,810	2,869	2,154	145,175	4,450	3,894
Total trading account assets and liabilities		289,975	226,735		290,160	223,166
Total free-standing derivative instruments- customer accommodations		$293,797	$279,853		$291,107	$269,796

(1)
Derivative assets, except for trading account assets that are recorded as a component of trading account assets on the Company's Unaudited Condensed Consolidated Balance Sheets, are recorded in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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
The Company recognized no gains or losses for the three and six months ended June 30, 2014 and 2013 related to hedged firm commitments no longer qualifying as a fair value hedge. At June 30, 2014, the fair value hedges had a weighted average expected remaining term of 4.9 years.
During the three months ended June 30, 2013, the Company partially extinguished $126 million in aggregate principal amount of subordinated debentures. In connection with this extinguishment, the Company unwound $126 million of swaps associated with this issuance and recognized a proportional amount of the swap gains related to the terminated swaps as a component of gain on prepayment of FHLB and other borrowings in the Company's Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains or losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2014	2013	2014	2013
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$811	$(17,870)	$(124)	$(27,724)
Hedged long term debt	Interest on FHLB and other borrowings	(838)	17,887	219	28,044
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	6,016	5,559	12,032	12,341
There were no material fair value hedging gains or losses recognized because of hedge ineffectiveness for the three and six months ended June 30, 2014 and 2013.

Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and six months ended June 30, 2014 and 2013. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and six months ended June 30, 2014 and 2013.
At June 30, 2014, cash flow hedges not terminated had a net fair value of $(10.8) million and a weighted average life of 3.3 years. Based on the current interest rate environment, $1.9 million of gains are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 7.0 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$(875)	$4,882	$(1,682)	$6,265
Amount reclassified from accumulated other comprehensive income into net interest income	(564)	(1,143)	(1,727)	(2,276)
Amount of ineffectiveness recognized in net interest income	—	—	—	—
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
The Company offers its customers equity-linked CDs that have a return linked to individual equities and equity indices. Under appropriate accounting guidance, a CD that pays interest based on changes in an equity index is a hybrid instrument that requires separation into a host contract (the CD) and an embedded derivative contract (written equity call option). The Company has entered into an offsetting derivative contract in order to economically hedge the exposure related to the issuance of equity-linked CDs. Both the embedded derivative and derivative contract entered into by the Company are recorded at fair value with offsetting gains and losses recognized within noninterest expense in the Company's Unaudited Condensed Consolidated Statements of Income. The embedded derivative is classified as a free-standing derivative instrument to accommodate customers while the offsetting derivative contract intended to hedge the Company’s exposure is classified as a free-standing derivative instrument for risk management and other purposes.
The Company also enters into foreign currency contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to its funding of commercial loans in foreign currencies.
The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income from free-standing derivative instruments used for risk management and other purposes are summarized in the following table.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2014	2013	2014	2013
		(In Thousands)
Interest rate contracts:
Forward & option contracts related to residential mortgage loans held for sale	Mortgage banking income	$(2,553)	$13,488	$(4,107)	$12,744
Equity contracts:
Purchased equity option related to equity-linked CDs	Other noninterest expense	2,929	2,019	6,707	5,242
Foreign currency contracts:
Forward contracts related to commercial loans	Corporate and correspondent investment sales	(11,943)	3,456	(17,430)	11,021
Spot contracts related to commercial loans	Corporate and correspondent investment sales	2,527	(805)	3,407	(805)
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

The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income relating to free-standing derivative instruments used as a customer accommodation are summarized in the following table.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2014	2013	2014	2013
		(In Thousands)
Futures contracts	Corporate and correspondent investment sales	$(157)	$575	$(233)	$617
Interest rate contracts:
Interest rate contracts for customers	Corporate and correspondent investment sales	4,040	9,410	9,158	16,308
Interest rate lock commitments	Mortgage banking income	2,139	(3,858)	2,931	(4,483)
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	(105)	79	(97)	26
Foreign currency contracts:
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	177	283	370	283
Equity contracts:
Written equity option related to equity-linked CDs	Other noninterest expense	(2,865)	(2,061)	(6,544)	(5,155)
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At June 30, 2014, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $290 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $727 thousand and $1.1 million in credit losses associated with derivative instruments classified as trading for the three months ended June 30, 2014 and 2013, respectively. There were $726 thousand and $1.7 million in credit losses associated with derivative instruments classified as trading for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there were $74 thousand nonperforming derivative positions classified as trading and at December 31, 2013 there were $54 thousand nonperforming derivative positions classified as trading.

The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at June 30, 2014 have credit risk of $71 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, there were no nonperforming derivative positions classified as nontrading.
As of June 30, 2014 and December 31, 2013, the Company had recorded the right to reclaim cash collateral of $45 million and $26 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $17 million and $38 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2014 was $73 million for which the Company has collateral requirements of $70 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on June 30, 2014, the Company’s collateral requirements to its counterparties would increase by $3 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2013 was $57 million for which the Company had collateral requirements of $54 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on December 31, 2013, the Company’s collateral requirements to its counterparties would have increased by $3 million.
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
Securities Sold Under Agreements to Repurchase
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities. The obligation to repurchase the securities is reflected as a liability in the Company's Unaudited Condensed Consolidated Balance Sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts available for sale. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of June 30, 2014 and December 31, 2013, the Company had no repurchase agreements that were subject to enforceable master netting arrangements.

The following represents the Company’s assets/liabilities subject to an enforceable master netting arrangement. The derivative instruments the Company has with its customers are not subject to an enforceable master netting arrangement.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2014
Derivative financial assets:
Total derivatives subject to a master netting arrangement	$173,401	$—	$173,401	$14,011	$12,942	$146,448
Total derivatives not subject to a master netting arrangement	246,238	—	246,238	—	—	246,238
Total derivative financial assets	$419,639	$—	$419,639	$14,011	$12,942	$392,686

Derivative financial liabilities:
Total derivatives subject to a master netting arrangement	$233,917	$—	$233,917	$49,762	$41,209	$142,946
Total derivatives not subject to a master netting arrangement	68,719	—	68,719	—	—	68,719
Total derivative financial liabilities	$302,636	$—	$302,636	$49,762	$41,209	$211,665

December 31, 2013
Derivative financial assets:
Total derivatives subject to a master netting arrangement	$192,771	$—	$192,771	$7,723	$37,189	$147,859
Total derivatives not subject to a master netting arrangement	220,340	—	220,340	—	—	220,340
Total derivative financial assets	$413,111	$—	$413,111	$7,723	$37,189	$368,199

Derivative financial liabilities:
Total derivatives subject to a master netting arrangement	$200,207	$—	$200,207	$46,466	$25,910	$127,831
Total derivatives not subject to a master netting arrangement	85,497	—	85,497	—	—	85,497
Total derivative financial liabilities	$285,704	$—	$285,704	$46,466	$25,910	$213,328

(1)
The actual amount of collateral received/pledged is limited to the derivative asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	June 30, 2014	December 31, 2013
	(In Thousands)
Commitments to extend credit	$27,218,532	$26,545,608
Standby and commercial letters of credit	1,999,730	2,093,159
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At June 30, 2014 and December 31, 2013, the recorded amount of these deferred fees was $7.0 million and $4.9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2014, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $2.0 billion. At June 30, 2014 and December 31, 2013, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $92 million and $76 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both June 30, 2014 and December 31, 2013, the amount of potential recourse was $20 million, of which the Company had reserved $730 thousand and $738 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At June 30, 2014 and December 31, 2013, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At June 30, 2014 and December 31, 2013, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $143 million and $140 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
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
The Company (including the Bank) is or may become involved from time to time in information gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding the Company’s business. Such matters could develop into administrative, civil, or criminal proceedings or enforcement actions and may result in material adverse consequences, including without limitation adverse judgments, settlements, fines, penalties, orders, injunctions, alterations in the Company’s business practices or other actions, and could result in additional expenses and collateral costs, including reputational damage, which could have a material adverse impact on the Company’s business, consolidated financial position, results of operations or cash flows.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At June 30, 2014, the Company had accrued legal reserves in the amount of $10 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At June 30, 2014, there were no such matters where the Company determined a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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
At both June 30, 2014 and December 31, 2013, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $5.4 million and $(7.7) million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended June 30, 2014 and 2013, respectively. Net gains (losses) of $6.1 million and $(14.5) million resulting from changes in fair value of these loans were recorded in noninterest income during the six months ended June 30, 2014 and 2013, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(2.6) million and $13.5 million for the three months ended June 30, 2014 and 2013, respectively, and $(4.1) million and $12.8 million for the six months ended June 30, 2014 and 2013, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
June 30, 2014
Residential mortgage loans held for sale	$211,879	$203,361	$8,518
December 31, 2013
Residential mortgage loans held for sale	$139,750	$137,300	$2,450
Derivative assets and liabilities – Derivative assets and liabilities are measured using models that primarily use market observable inputs, such as quoted security prices, and are accordingly classified as Level 2. The derivative assets and liabilities classified within Level 3 of the fair value hierarchy were comprised of interest rate lock commitments that are valued using third-party software that calculates fair market value considering current quoted TBA and other market based prices and then applies closing ratio assumptions based on software-produced pull through ratios that are generated using the Company’s historical fallout activity. Based upon this process, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The Company's Secondary Marketing Committee is responsible for the appropriate application of the valuation policies and procedures surrounding the Company’s interest r ate lock commitments. Policies established to govern mortgage pipeline risk management activities must be approved by the Company’s Asset/Liability Committee on an annual basis.
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$25,679	$—	$25,679	$—
Mortgage-backed securities	23,344	—	23,344	—
Collateralized mortgage obligations	9,870	—	9,870	—
State and political subdivisions	3,682	—	3,682	—
Other debt securities	2,507	—	2,507	—
Interest rate contracts	271,908	—	271,908	—
Commodity contracts	15,198	—	15,198	—
Foreign exchange contracts	2,869	—	2,869	—
Other trading assets	1,832	—	123	1,709
Total trading account assets	356,889	—	355,180	1,709
Loans held for sale	211,879	—	211,879	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	571,032	—	571,032	—
Mortgage-backed securities	5,007,481	—	5,007,481	—
Collateralized mortgage obligations	2,357,625	—	2,357,625	—
States and political subdivisions	497,990	—	497,990	—
Other debt securities	37,094	37,045	49	—
Equity securities (1)	70	64	—	6
Total investment securities available for sale	8,471,292	37,109	8,434,177	6
Derivative assets:
Interest rate contracts	74,914	141	70,951	3,822
Equity contracts	54,582	—	54,582	—
Foreign exchange contracts	168	—	168	—
Total derivative assets	129,664	141	125,701	3,822
Other assets	31,104	—	—	31,104
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,472	$—	$2,472	$—
Mortgage-backed securities	13,109	—	13,109	—
Interest rate contracts	211,684	—	211,684	—
Commodity contracts	12,897	—	12,897	—
Foreign exchange contracts	2,154	—	2,154	—
Other trading liabilities	124	—	124	—
Total trading account liabilities	242,440	—	242,440	—
Derivative liabilities:
Interest rate contracts	16,777	—	16,776	1
Equity contracts	53,117	—	53,117	—
Foreign exchange contracts	4,830	—	4,830	—
Total derivative liabilities	74,724	—	74,723	1

(1)	Excludes $501 million of FHLB and Federal Reserve stock required to be owned by the Company at June 30, 2014. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and six months ended June 30, 2014 and 2013. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30,	Other Trading Assets	States and Political Subdivisions	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, April 1, 2013	$2,020	$8	$6	$4,391	$18,471
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(58)	—	—	(3,858)	280
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	3,872
Sales	—	—	—	—	—
Settlements	—	(8)	—	—	—
Balance, June 30, 2013	$1,962	$—	$6	$533	$22,623
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2013	$(58)	$—	$—	$(3,858)	$280

Balance, April 1, 2014	$1,692	$—	$6	$1,682	$31,828
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	17	—	—	2,139	(2,647)
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	1,923
Sales	—	—	—	—	—
Settlements	—		—	—	—
Balance, June 30, 2014	$1,709	$—	$6	$3,821	$31,104
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2014	$17	$—	$—	$2,139	$(2,647)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30,	Other Trading Assets	States and Political Subdivisions	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2013	$2,083	$8	$6	$5,016	$13,255
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(121)	—	—	(4,483)	235
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	9,133
Sales	—	—	—	—	—
Settlements	—	(8)	—	—	—
Balance, June 30, 2013	$1,962	$—	$6	$533	$22,623
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2013	$(121)	$—	$—	$(4,483)	$235

Balance, January 1, 2014	$1,645	$—	$6	$890	$30,065
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	64	—	—	2,931	(2,967)
Included in other comprehensive income	—		—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	4,006
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, June 30, 2014	$1,709	$—	$6	$3,821	$31,104
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2014	$64	$—	$—	$2,931	$(2,967)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three and six months ended June 30, 2014 and 2013 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,690	$—	$—	$3,690	$(34)	$(180)
Impaired loans (1)	131,622	—	—	131,622	(14,532)	(18,875)
OREO	21,113	—	—	21,113	(689)	(1,582)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,687	$—	$—	$3,687	$(462)	$(462)
Loans held for sale	7,616	—	—	7,616	—	182
Impaired loans (1)	318,288	—	—	318,288	(18,681)	(35,723)
OREO	52,798	—	—	52,798	(2,789)	(4,593)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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
Loans held for sale – Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value and are evaluated on an individual basis. The fair value of each loan held for sale is based on the collateral value of the underlying asset. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 3. There were no loans held for sale subjected to nonrecurring fair value measurements at June 30, 2014.
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
The table below presents quantitative information about the significant unobservable inputs for material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring and nonrecurring basis.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	June 30, 2014	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,709	Discounted cash flow	Default rate	9.8%
			Prepayment rate	5.8% - 10.2% (7.4%)
Interest rate contracts	3,821	Discounted cash flow	Closing ratios (pull-through)	0.0% - 98.7% (55.7%)
			Cap grids	0.4% - 2.5% (1.0%)
Other assets - MSRs	31,104	Discounted cash flow	Discount rate	10.0% - 11.0% (10.0%)
			Constant prepayment rate or life speed	6.1% - 57.1% (9.7%)
			Cost to service	49.4% - 551.2% (65.4%)
Nonrecurring fair value measurements:
Investment securities held to maturity	$3,690	Discounted cash flow	Prepayment rate	6.6% - 7.0% (6.8%)
			Default rate	4.6% - 7.3% (5.9%)
			Loss severity	49.2% - 93.0% (71.1%)
Impaired loans	131,622	Appraised value	Appraised value	0.0% - 100.0% (33.3%)
OREO	21,113	Appraised value	Appraised value	8.0%

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
Interest Rate Contracts - Interest Rate Lock Commitments
Significant unobservable inputs used in the valuation of interest rate lock commitments are pull-through and cap grids. Increases or decreases in the pull-through or cap grids will have a corresponding impact in the value of interest rate contracts.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,264,202	$3,264,202	$3,264,202	$—	$—
Trading account assets	356,889	356,889	—	355,180	1,709
Investment securities available for sale	8,972,237	8,972,237	37,109	8,434,177	500,951
Investment securities held to maturity	1,448,192	1,356,799	—	—	1,356,799
Loans held for sale	211,879	211,879	—	211,879	—
Loans, net	53,371,033	51,502,147	—	—	51,502,147
Derivative assets	129,664	129,664	141	125,701	3,822
Other assets	31,104	31,104	—	—	31,104
Liabilities:
Deposits	$58,118,406	$58,169,917	$—	$58,169,917	$—
FHLB and other borrowings	3,958,497	3,960,161	—	3,960,161	—
Federal funds purchased and securities sold under agreements to repurchase	864,263	864,263	—	864,263	—
Other short-term borrowings	15,705	15,705	—	15,705	—
Trading account liabilities	242,440	242,440	—	242,440	—
Derivative liabilities	74,724	74,724	—	74,723	1

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,598,460	$3,598,460	$3,598,460	$—	$—
Trading account assets	319,930	319,930	—	318,285	1,645
Investment securities available for sale	8,313,085	8,313,085	40,340	7,760,612	512,133
Investment securities held to maturity	1,519,196	1,405,258	—	—	1,405,258
Loans held for sale	147,109	147,109	—	139,750	7,359
Loans, net	49,966,297	47,822,339	—	—	47,822,339
Derivative assets	122,951	122,951	—	122,004	947
Other assets	30,065	30,065	—	—	30,065
Liabilities:
Deposits	$54,437,490	$54,492,651	$—	$54,492,651	$—
FHLB and other borrowings	4,298,707	4,287,220	—	4,287,220	—
Federal funds purchased and securities sold under agreements to repurchase	852,570	852,570	—	852,570	—
Other short-term borrowings	5,591	5,591	—	5,591	—
Trading account liabilities	228,757	228,757	—	228,757	—
Derivative liabilities	61,294	61,294	—	61,237	57
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

(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income (loss).

	Three Months Ended June 30,
	2014			2013
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$40,454	$14,539	$25,915	$(140,662)	$(51,485)	$(89,177)
Less: reclassification adjustment for net gains on sale of securities in net income	21,464	7,712	13,752	18,075	6,623	11,452
Net change in unrealized gains (losses) on securities available for sale	18,990	6,827	12,163	(158,737)	(58,108)	(100,629)
Change in unamortized net holding losses on investment securities held to maturity	2,694	967	1,727	5,789	2,121	3,668
Less: non-credit related impairment on investment securities held to maturity	—	—	—	2,288	838	1,450
Change in unamortized non-credit related impairment on investment securities held to maturity	369	132	237	72	27	45
Net change in unamortized holding losses on securities held to maturity	3,063	1,099	1,964	3,573	1,310	2,263
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(1,365)	(490)	(875)	7,662	2,780	4,882
Change in defined benefit plans	—	—	—	—	(36)	36
Other comprehensive income (loss)	$20,688	$7,436	$13,252	$(147,502)	$(54,054)	$(93,448)

	Six Months Ended June 30,
	2014			2013
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$81,416	$29,261	$52,155	$(145,611)	$(53,294)	$(92,317)
Less: reclassification adjustment for net gains on sale of securities in net income	37,898	13,620	24,278	33,030	12,089	20,941
Net change in unrealized gains (losses) on securities available for sale	43,518	15,641	27,877	(178,641)	(65,383)	(113,258)
Change in unamortized net holding losses on investment securities held to maturity	7,468	2,683	4,785	9,535	3,490	6,045
Less: non-credit related impairment on investment securities held to maturity	235	84	151	2,288	838	1,450
Change in unamortized non-credit related impairment on investment securities held to maturity	754	271	483	1,713	627	1,086
Net change in unamortized holding losses on securities held to maturity	7,987	2,870	5,117	8,960	3,279	5,681
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(2,626)	(944)	(1,682)	9,842	3,577	6,265
Change in defined benefit plans	(2,672)	(1,001)	(1,671)	1,017	337	680
Other comprehensive income (loss)	$46,207	$16,566	$29,641	$(158,822)	$(58,190)	$(100,632)

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated (Gains) Losses on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2013	$86,379	$(13,387)	$(38,243)	$(8,691)	$26,058
Other comprehensive income (loss) before reclassifications	(92,317)	4,816	—	(1,450)	(88,951)
Amounts reclassified from accumulated other comprehensive income (loss)	(14,896)	1,449	680	1,086	(11,681)
Net current period other comprehensive income (loss)	(107,213)	6,265	680	(364)	(100,632)
Balance, June 30, 2013	$(20,834)	$(7,122)	$(37,563)	$(9,055)	$(74,574)

Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss) before reclassifications	52,155	(2,789)	—	(151)	49,215
Amounts reclassified from accumulated other comprehensive income (loss)	(19,493)	1,107	(1,671)	483	(19,574)
Net current period other comprehensive income (loss)	32,662	(1,682)	(1,671)	332	29,641
Balance, June 30, 2014	$1,172	$(6,971)	$(43,592)	$(8,904)	$(58,295)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$21,464	$18,075	$37,898	$33,030	Investment securities gains, net
	(2,694)	(5,789)	(7,468)	(9,535)	Interest on investment securities held to maturity
	18,770	12,286	30,430	23,495
	(6,745)	(4,502)	(10,937)	(8,599)	Income tax expense
	$12,025	$7,784	$19,493	$14,896	Net of tax

Accumulated (Gains) Losses on Cash Flow Hedging Instruments	$1,212	$591	$1,824	$1,180	Interest and fees on loans
	(1,776)	(1,734)	(3,551)	(3,456)	Interest and fees on FHLB advances
	(564)	(1,143)	(1,727)	(2,276)
	203	416	620	827	Income tax benefit
	$(361)	$(727)	$(1,107)	$(1,449)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$2,672	$(1,017)	(2)
	—	(36)	(1,001)	337	Income tax (expense) benefit
	$—	$(36)	$1,671	$(680)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(369)	$(72)	$(754)	$(1,713)	Interest on investment securities held to maturity
	132	27	271	627	Income tax benefit
	$(237)	$(45)	$(483)	$(1,086)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2013, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$134,941	$132,366
Net income taxes paid	28,025	72,124
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$11,614	$20,220
Transfer of loans to loans held for sale	—	55,000
Change in unrealized gain (loss) on available for sale securities	43,518	(178,641)
Issuance of restricted stock, net of cancellations	(1,060)	(596)
Business combinations:
Entities acquired:
Assets acquired	117,068	—
Liabilities assumed	18,329	—

(12) Segment Information
The Company’s operating segments are based on the Company’s lines of business. Each line of business is a strategic unit that serves a particular group of customers that have certain common characteristics through various products and services. The operating segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company operates primarily in the United States, and, accordingly, revenue and assets outside the United States are not material. There are no individual customers whose revenues exceeded 10% of consolidated revenue. The Company’s operating segments are Wealth and Retail Banking, Commercial Banking, Corporate and Investment Banking, and Treasury.
The Wealth and Retail Banking segment serves the Company’s consumer customers through its 673 full-service banking centers and through the use of alternative delivery channels, such as the internet, mobile devices and telephone banking. The Wealth and Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The Wealth and Retail Banking segment also provides private banking services to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services, to companies and their employees. In addition, the Wealth and Retail Banking segment serves the Company’s small business customers.
The Commercial Banking segment is responsible for providing a full array of banking and investment services to businesses in the Company’s markets. In addition to traditional credit and deposit products, the Commercial Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and insurance and investment products. In addition, the Commercial Banking segment is responsible for the Company’s indirect automobile portfolio.
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

The following tables present the segment information for the Company’s segments.

	Three Months Ended June 30, 2014
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$205,994	$211,964	$15,075	$1,049	$64,692	$498,774
Allocated provision for loan losses	18,638	26,493	(1,351)	—	1,472	45,252
Noninterest income	167,013	60,394	41,325	25,755	(59,042)	235,445
Noninterest expense	319,388	119,173	37,708	3,397	65,596	545,262
Net income (loss) before income tax expense (benefit)	34,981	126,692	20,043	23,407	(61,418)	143,705
Income tax expense (benefit)	13,031	47,192	7,466	8,719	(40,278)	36,130
Net income (loss)	21,950	79,500	12,577	14,688	(21,140)	107,575
Less: net income attributable to noncontrolling interests	—	65	—	439	—	504
Net income (loss) attributable to shareholder	$21,950	$79,435	$12,577	$14,249	$(21,140)	$107,071
Average assets	$21,485,600	$29,738,664	$4,569,657	$12,738,181	$7,472,839	$76,004,941

	Three Months Ended June 30, 2013
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$201,028	$187,351	$13,532	$(13,513)	$121,917	$510,315
Allocated provision for loan losses	22,555	4,489	1,477	38	(4,322)	24,237
Noninterest income	165,737	62,632	32,096	47,105	(58,557)	249,013
Noninterest expense	326,703	109,898	30,583	3,799	83,717	554,700
Net income (loss) before income tax expense (benefit)	17,507	135,596	13,568	29,755	(16,035)	180,391
Income tax expense (benefit)	6,510	50,519	5,054	11,798	(22,285)	51,596
Net income (loss)	10,997	85,077	8,514	17,957	6,250	128,795
Less: net income attributable to noncontrolling interests	—	122	—	446	—	568
Net income (loss) attributable to shareholder	$10,997	$84,955	$8,514	$17,511	$6,250	$128,227
Average assets	$19,995,978	$25,095,054	$3,104,494	$13,869,698	$7,879,334	$69,944,558

	Six Months Ended June 30, 2014
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$409,983	$409,951	$27,896	$3,360	$142,883	$994,073
Allocated provision for loan losses	46,865	33,075	(2,045)	—	4,623	82,518
Noninterest income	324,151	126,298	84,054	47,770	(127,500)	454,773
Noninterest expense	637,662	238,145	66,778	7,037	114,507	1,064,129
Net income (loss) before income tax expense (benefit)	49,607	265,029	47,217	44,093	(103,747)	302,199
Income tax expense (benefit)	18,478	98,723	17,588	16,425	(71,517)	79,697
Net income (loss)	31,129	166,306	29,629	27,668	(32,230)	222,502
Less: net income attributable to noncontrolling interests	—	82	—	875	—	957
Net income (loss) attributable to shareholder	$31,129	$166,224	$29,629	$26,793	$(32,230)	$221,545
Average assets	$21,279,485	$29,222,559	$4,200,964	$12,537,345	$7,448,998	$74,689,351

	Six Months Ended June 30, 2013
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$400,361	$367,934	$26,302	$(28,716)	$267,380	$1,033,261
Allocated provision for loan losses	51,334	(13,732)	2,224	38	3,988	43,852
Noninterest income	319,822	111,285	58,333	66,922	(101,972)	454,390
Noninterest expense	637,745	217,422	57,992	6,971	180,235	1,100,365
Net income (loss) before income tax expense (benefit)	31,104	275,529	24,419	31,197	(18,815)	343,434
Income tax expense (benefit)	11,567	102,649	9,096	13,042	(32,251)	104,103
Net income (loss)	19,537	172,880	15,323	18,155	13,436	239,331
Less: net income attributable to noncontrolling interests	—	75	—	886	—	961
Net income (loss) attributable to shareholder	$19,537	$172,805	$15,323	$17,269	$13,436	$238,370
Average assets	$19,879,500	$24,709,118	$3,015,608	$14,413,166	$7,882,747	$69,900,139
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	June 30, 2014	December 31, 2013
	(In Thousands)
Derivative contracts
Cash flow hedges	$2,848	$3,652
Free-standing derivative instruments – risk management and other purposes	18,477	21,650
Free-standing derivative instruments – customer accommodation	(24,431)	(842)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Executive Overview
General
Notable accomplishments for the Company during the three months ended June 30, 2014 included the following:

•	Balance sheet growth remained strong as total assets were $75.7 billion at June 30, 2014, an increase of 1.1% from March 31, 2014.

•
Total end of period loans increased 2.8% from March 31, 2014. This growth reflects management's strategy to grow the Company's commercial and consumer portfolios while further diversifying the risk profile of the overall loan portfolio.

•
Credit quality - nonperforming assets declined $58.9 million or 11.7%, while the Company's allowance for loan losses to period end loans decreased from 1.34% at March 31, 2014 to 1.32% at June 30, 2014.

•	The Company's risk-based and leverage capital ratios remained significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework.

•	The Company earned the top ranking with customers in American Banker's annual reputation survey of the top 25 largest U.S. retail banks.
Financial Performance
Consolidated net income attributable to shareholder for the three months ended June 30, 2014 was $107.1 million compared to $128.2 million earned during the three months ended June 30, 2013. The decrease in net income attributable to shareholder was primarily due to decreases in net interest income and noninterest income and an increase in provision for loan losses, offset in part by decreases in noninterest expense and income tax expense.
Net interest income totaled $498.8 million for the three months ended June 30, 2014 compared to $510.3 million for the three months ended June 30, 2013. The net interest margin for the three months ended June 30, 2014 was 3.22%, a decline of 46 basis points compared to 3.68% for the three months ended June 30, 2013. The decrease in net interest margin for the three months ended June 30, 2014 was driven by lower yields on earning assets, particularly yields on loans.
The provision for loan losses was $45.3 million for the three months ended June 30, 2014, which represented an increase of $21.0 million compared to the three months ended June 30, 2013. Excluding covered loans, the provision for loan losses for the three months ended June 30, 2014 was $45.4 million compared to $26.7 million for the three months ended June 30, 2013. The increase in provision for loan losses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to loan growth during 2014. Net charge-offs for the three months ended June 30, 2014 totaled $38.2 million compared to $86.7 million for the three months ended June 30, 2013. Net charge-offs excluding covered loans for the three months ended June 30, 2014 were $41.8 million, which represented a $43.5 million decrease from the three months ended June 30, 2013.
Noninterest income was $235.4 million, a decrease of $13.6 million compared to the three months ended June 30, 2013. The decrease in noninterest income was largely attributable to a $22.9 million decrease in gains on prepayment of FHLB and other borrowings related to the repurchase of subordinated debentures in 2013 as well as a $7.0 million decrease in mortgage banking income. These decreases were offset by a $3.5 million increase in retail investment sales, a $3.4 million increase in investment securities gains and an $8.7 million increase in other noninterest income. The increase in other noninterest income principally resulted from an increase in revenues from BSI.
Noninterest expense was $545.3 million for the three months ended June 30, 2014, a decrease of $9.4 million compared to the three months ended June 30, 2013. The lower level of noninterest expense was primarily attributable to a $40.0 million decrease in FDIC indemnification expense and a $1.8 million decrease in amortization of intangibles. The decline in these noninterest expense categories was partially offset by a $15.4 million increase in salaries, benefits and commissions, a $4.6 million increase in equipment expense, and a $13.0 million increase in other noninterest expense principally resulting from an increase in provisions for unfunded commitments.
Income tax expense was $36.1 million for the three months ended June 30, 2014 compared to $51.6 million for the three months ended June 30, 2013. This resulted in an effective tax rate of 25.1% for 2014 and 28.6% for 2013.
Certain key credit quality metrics continued to show improvement during the three months ended June 30, 2014. Specifically, nonperforming assets were $442.6 million at June 30, 2014, a decrease of $109.9 million compared to December 31, 2013. At the same time, past due loans declined during the three months ended June 30, 2014.
The Company's total assets at June 30, 2014 were $75.7 billion, an increase of $0.8 billion from December 31, 2013 levels. Total loans, excluding loans held for sale, were $54.1 billion at June 30, 2014, an increase of $1.4 billion or 2.6% from year-end December 31, 2013 levels. The growth in loans was primarily due to increases in commercial loans, residential mortgages and indirect auto lending. Deposits increased $1.0 billion or 1.8% compared to December 31, 2013, driven by transaction accounts, which increased 6.1% fueled by savings and money market growth. CDs increased 9.1% at June 30, 2014 compared to December 31, 2013 primarily related to an increase in brokered CDs.
Total shareholder's equity at June 30, 2014 was $11.8 billion, an increase of $120 million compared to December 31, 2013.
Capital
Under Federal Reserve Board capital adequacy guidelines that are currently in effect, to be well-capitalized the Company must generally maintain a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.
The Company's Tier 1 risk-based capital ratio was 11.27% and 11.62% at June 30, 2014 and December 31, 2013, respectively. The Company's leverage capital ratio was 9.68% and 9.87% at June 30, 2014 and December 31, 2013, respectively. The Company's risk-based and leverage capital ratios remain significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework. The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III final rule will become effective on January 1, 2015.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. The Bank was not permitted to pay any dividends at June 30, 2014 and December 31, 2013 without regulatory approval. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.

Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $107.1 million and $128.2 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s results of operations for the three months ended June 30, 2014 reflected an increase in provision for loan losses resulting from loan growth. During the three months ended June 30, 2014, the Company also continued to experience lower net interest income as a result of lower earning asset yields brought about from an extended period of historically low interest rates and subsequently lower yielding reinvestment opportunities. Decreases in net interest income and higher provision for loan losses were offset by lower noninterest expense.
Consolidated net income attributable to shareholder for the six months ended June 30, 2014 was $221.5 million compared to $238.4 million earned during the first half of 2013. The Company's results of operations for the six months ended June 30, 2014 reflected an increase in provision for loan losses resulting from loan growth. The Company also continued to experience lower net interest income as a result of lower earning asset yields brought about from an extended period of historically low interest rates and subsequently lower yielding reinvestment opportunities. Decreases in net interest income and higher provision for loan losses were offset by lower noninterest expense.
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
Three Months Ended June 30, 2014 and 2013
Net interest income totaled $498.8 million for the three months ended June 30, 2014 compared to $510.3 million for the three months ended June 30, 2013.
Net interest income on a fully taxable equivalent basis totaled $516.7 million for the three months ended June 30, 2014 compared with $524.6 million for the three months ended June 30, 2013. Net interest income on a fully taxable equivalent basis decreased $7.8 million in 2014 compared to 2013. The decrease in net interest income was primarily the result of an increase in total interest bearing liabilities driven by an increase in the balance of CDs and other time deposits for the three months ended June 30, 2014 compared to the same period in 2013.
Net interest margin was 3.22% for the three months ended June 30, 2014 compared to 3.68% for the three months ended June 30, 2013. The 46 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans.
The fully taxable equivalent yield for the three months ended June 30, 2014 for the loan portfolio was 3.97% compared to 4.61% for the same period in 2013. The yield on non-covered loans for the three months ended June 30, 2014 was 3.68% compared to 3.92% for the corresponding period in 2013. The 24 basis point decrease was primarily due to a higher volume of new loans originated at lower rates. The yield on covered loans for the three months ended June 30, 2014 was 27.29% compared to 34.34% for the corresponding period in 2013. The decrease was primarily due to a lower average covered loan balance and the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the investment securities portfolio was 2.34% for the three months ended June 30, 2014, compared to 2.22% for the three months ended June 30, 2013. The 12 basis point increase was primarily due to a decrease in premium amortization expense on mortgage-backed securities due to an increase in market rates that resulted in lower projected cashflows.
The average rate paid on interest bearing deposits was 0.59% for the three months ended June 30, 2014 compared to 0.57% for the three months ended June 30, 2013.

The average rate on FHLB and other borrowings for the three months ended June 30, 2014 was 1.58% compared to 1.60% for the corresponding period in 2013.
Six Months Ended June 30, 2014 and 2013
Net interest income totaled $994.1 million for the six months ended June 30, 2014 compared to $1.0 billion for the six months ended June 30, 2013.
Net interest income on a fully taxable equivalent basis totaled $1.0 billion for the six months ended June 30, 2014 compared with $1.1 billion for the six months ended June 30, 2013. Net interest income on a fully taxable equivalent basis decreased $31.4 million in for the six months ended June 30, 2014 compared to the same period for 2013. The decrease in net interest income was primarily driven by a 54 basis point decrease in net interest spread primarily driven by lower interest earning asset yields, which decreased 55 basis points compared to the same period in 2013. The decrease in net interest spread was partially offset by an increase in total interest earning assets due to loan growth.
Net interest margin was 3.28% for the six months ended June 30, 2014 compared to 3.78% for the six months ended June 30, 2013. The 50 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans.
The fully taxable equivalent yield for the six months ended June 30, 2014 for the loan portfolio was 4.02 % compared to 4.73% for the same period in 2013. The yield on non-covered loans for the six months ended June 30, 2014 was 3.70% compared to 3.97% for the corresponding period in 2013. The 27 basis point decrease was primarily due to a higher volume of new loans originated at lower rates. The yield on covered loans for the six months ended June 30, 2014 was 27.95% compared to 36.06% for the corresponding period in 2013. The decrease was primarily due to a lower average covered loan balance and the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the total investment securities portfolio was 2.40% for the six months ended June 30, 2014, compared to 2.32% for the six months ended June 30, 2013. The increase was primarily driven by a decrease in premium amortization expense on mortgage-backed securities due to an increase in market rates that resulted in lower projected cashflows.
The average rate paid on interest bearing deposits was 0.57% for the six months ended June 30, 2014 compared to 0.58% for the six months ended June 30, 2013.
The average rate on FHLB and other borrowings was 1.57% for the six months ended June 30, 2014 compared to 1.56% for the six months ended June 30, 2013.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$53,255,478	$488,073	3.68%	$45,733,149	$446,815	3.92%	$191,277	$(150,019)	$41,258
Covered Loans	668,780	45,499	27.29	1,057,986	90,579	34.34	(28,930)	(16,150)	(45,080)
Loans (1) (2) (3)	53,924,258	533,572	3.97	46,791,135	537,394	4.61	162,347	(166,169)	(3,822)
Investment securities – AFS (tax exempt) (3)	496,418	5,250	4.24	455,706	5,183	4.56	1,670	(1,603)	67
Investment securities – AFS (taxable)	8,337,173	44,835	2.16	8,274,010	40,756	1.98	313	3,765	4,078
Total investment securities – AFS	8,833,591	50,085	2.27	8,729,716	45,939	2.11	1,983	2,162	4,145
Investment securities – HTM (tax exempt) (3)	1,168,503	8,775	3.01	1,196,397	9,045	3.03	(210)	(60)	(270)
Investment securities – HTM (taxable)	295,139	1,291	1.75	353,659	1,798	2.04	(275)	(232)	(507)
Total investment securities - HTM	1,463,642	10,066	2.76	1,550,056	10,843	2.81	(485)	(292)	(777)
Trading account securities (3)	84,212	580	2.76	117,547	780	2.66	(386)	186	(200)
Other (4)	24,524	42	0.69	41,290	59	0.57	(75)	58	(17)
Total earning assets	64,330,227	594,345	3.71	57,229,744	595,015	4.17	163,384	(164,055)	(671)
Noninterest earning assets:
Cash and due from banks	3,355,594			4,522,718
Allowance for loan losses	(707,222)			(770,742)
Net unrealized gain (loss) on investment securities available for sale	44,959			163,154
Other noninterest earning assets	8,981,383			8,799,684
Total assets	$76,004,941			$69,944,558
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,244,052	3,098	0.17	$6,647,469	2,868	0.17	393	(163)	230
Savings and money market accounts	20,967,214	20,000	0.38	19,300,694	19,143	0.40	4,666	(3,809)	857
Certificates and other time deposits	12,876,734	37,748	1.18	12,052,084	31,699	1.05	2,233	3,816	6,049
Foreign office deposits	119,530	55	0.18	124,717	69	0.22	(3)	(11)	(14)
Total interest bearing deposits	41,207,530	60,901	0.59	38,124,964	53,779	0.57	7,289	(167)	7,122
FHLB and other borrowings	4,100,456	16,184	1.58	4,039,732	16,149	1.60	910	(875)	35
Federal funds purchased and securities sold under agreements to repurchase	876,593	437	0.20	1,016,816	551	0.22	(72)	(42)	(114)
Other short-term borrowings	17,282	96	2.23	15,629	(24)	(0.62)	(17)	137	120
Total interest bearing liabilities	46,201,861	77,618	0.67	43,197,141	70,455	0.65	8,110	(947)	7,163
Noninterest bearing deposits	16,342,035			14,348,060
Other noninterest bearing liabilities	1,637,211			1,056,483
Total liabilities	64,181,107			58,601,684
Shareholder’s equity	11,823,834			11,342,874
Total liabilities and shareholder’s equity	$76,004,941			$69,944,558
Net interest income/net interest spread		$516,727	3.04%		$524,560	3.52%	$155,274	$(163,108)	$(7,834)
Net interest margin			3.22%			3.68%
Taxable equivalent adjustment		$17,953			$14,245
Net interest income		$498,774			$510,315

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$52,244,509	$957,897	3.70%	$45,123,749	$888,152	3.97%	$219,691	$(149,946)	$69,745
Covered Loans	694,654	96,267	27.95	1,103,226	197,265	36.06	(62,831)	(38,167)	(100,998)
Loans (1) (2) (3)	52,939,163	1,054,164	4.02	46,226,975	1,085,417	4.73	156,860	(188,113)	(31,253)
Investment securities – AFS (tax exempt) (3)	503,691	10,704	4.29	424,590	9,844	4.68	2,882	(2,023)	859
Investment securities – AFS (taxable)	8,239,896	90,375	2.21	8,201,481	85,244	2.10	401	4,731	5,132
Total investment securities – AFS	8,743,587	101,079	2.33	8,626,071	95,088	2.22	3,283	2,708	5,991
Investment securities – HTM (tax exempt) (3)	1,183,200	17,733	3.02	1,160,000	17,950	3.12	801	(1,018)	(217)
Investment securities – HTM (taxable)	301,205	2,706	1.81	360,928	3,746	2.09	(574)	(466)	(1,040)
Total investment securities - HTM	1,484,405	20,439	2.78	1,520,928	21,696	2.88	227	(1,484)	(1,257)
Trading account securities (3)	83,918	1,099	2.64	117,588	1,520	2.61	(479)	58	(421)
Other (4)	23,481	89	0.76	27,502	99	0.73	(23)	13	(10)
Total earning assets	63,274,554	1,176,870	3.75	56,519,064	1,203,820	4.30	159,868	(186,818)	(26,950)
Noninterest earning assets:
Cash and due from banks	3,263,914			5,117,902
Allowance for loan losses	(704,997)			(785,430)
Net unrealized gain (loss) on investment securities available for sale	41,770			178,283
Other noninterest earning assets	8,814,110			8,870,320
Total assets	$74,689,351			$69,900,139
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,366,899	6,095	0.17	$6,739,604	5,702	0.17	728	(335)	393
Savings and money market accounts	20,278,379	35,666	0.35	19,179,946	40,485	0.43	5,729	(10,548)	(4,819)
Certificates and other time deposits	12,620,073	72,239	1.15	12,167,267	63,854	1.06	2,393	5,992	8,385
Foreign office deposits	121,325	117	0.19	126,980	149	0.24	(6)	(26)	(32)
Total interest bearing deposits	40,386,676	114,117	0.57	38,213,797	110,190	0.58	8,844	(4,917)	3,927
FHLB and other borrowings	4,194,210	32,548	1.57	4,129,882	31,941	1.56	499	108	607
Federal funds purchased and securities sold under agreements to repurchase	908,703	937	0.21	1,062,802	1,131	0.21	(160)	(34)	(194)
Other short-term borrowings	14,931	122	1.65	13,268	48	0.73	7	67	74
Total interest bearing liabilities	45,504,520	147,724	0.66	43,419,749	143,310	0.67	9,190	(4,776)	4,414
Noninterest bearing deposits	15,999,415			14,052,643
Other noninterest bearing liabilities	1,465,001			1,181,326
Total liabilities	62,968,936			58,653,718
Shareholder’s equity	11,720,415			11,246,421
Total liabilities and shareholder’s equity	$74,689,351			$69,900,139
Net interest income/net interest spread		$1,029,146	3.09%		$1,060,510	3.63%	$150,678	$(182,042)	$(31,364)
Net interest margin			3.28%			3.78%
Taxable equivalent adjustment		$35,073			$27,249
Net interest income		$994,073			$1,033,261

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended June 30, 2014 and 2013
For the three months ended June 30, 2014, the Company recorded $45.3 million of provision for loan losses compared to $24.2 million of provision for loan losses for the three months ended June 30, 2013. Excluding covered loans, provision for loan losses for the three months ended June 30, 2014 was $45.4 million compared to $26.7 million for the three months ended June 30, 2013. The increase in provision for loan losses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to loan growth during 2014. The Company recorded net charge-offs of $38.2 million during the three months ended June 30, 2014 compared to $86.7 million during the corresponding period in 2013. Net charge-offs were 0.28% of average loans for the three months ended June 30, 2014 compared to 0.75% of average loans for the three months ended June 30, 2013.
Six Months Ended June 30, 2014 and 2013
Provision for loan losses was $82.5 million for the six months ended June 30, 2014, compared to $43.9 million for the six months ended June 30, 2013. Excluding covered loans, provision for loan losses for the six months ended June 30, 2014 was $77.7 million compared to $51.5 million for the six months ended June 30, 2013. The increase in provision for loan losses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to loan growth during 2014. The Company recorded net charge-offs of $68.5 million during the six months ended June 30, 2014 compared to $123.2 million during the corresponding period in 2013. Net charge-offs were 0.26% of average loans for the six months ended June 30, 2014 compared to 0.54% of average loans for the six months ended June 30, 2013.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Service charges on deposit accounts	$54,958	$54,884	$108,349	$110,372
Card and merchant processing fees	28,473	26,113	52,777	50,737
Retail investment sales	28,844	25,311	55,408	49,690
Asset management fees	10,535	10,636	21,293	20,705
Corporate and correspondent investment sales	7,972	9,547	16,628	18,943
Mortgage banking income	6,150	13,141	10,426	24,611
Bank owned life insurance	4,237	4,274	8,204	8,679
Investment securities gains, net	21,464	18,075	37,898	33,030
Gain (loss) on prepayment of FHLB and other borrowings	—	22,882	(458)	21,775
Other	72,812	64,150	144,248	115,848
Total noninterest income	$235,445	$249,013	$454,773	$454,390
Three Months Ended June 30, 2014 and 2013
Noninterest income was $235.4 million for the three months ended June 30, 2014 compared to $249.0 million for the three months ended June 30, 2013. The decrease in noninterest income was largely attributable to a decrease in gains on prepayment of FHLB and other borrowings as well as a decrease in mortgage banking income. These decreases were partially offset by increases in retail investment sales, investment securities gains and other noninterest income.
Retail investment sales for the three months ended June 30, 2014 increased to $28.8 million compared to $25.3 million for the three months ended June 30, 2013. The primary driver of the increase was related to an increase in fixed annuity income due in part to higher rates, which has increased demand for fixed annuities.
Mortgage banking income for the three months ended June 30, 2014 was $6.2 million compared to $13.1 million for the three months ended June 30, 2013. Mortgage banking income for the three months ended June 30, 2014 included $3.9 million of origination fees and gains on sales of mortgage loans as well as gains of $2.4 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the three months ended June 30, 2013 included $11.1 million of origination fees and gains on sales of mortgage loans and gains of $2.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income for the three months ended June 30, 2014 compared to the corresponding period in 2013 was primarily driven by decreased mortgage production volume of approximately 27% for the three months ended June 30, 2014 relative to the same period in 2013 due to declines in refinancing activity caused by an increase in mortgage interest rates.
Investment securities gains, net increased to $21.5 million for the three months ended June 30, 2014 compared to $18.1 million for the corresponding period in 2013. See "— Investment Securities" for more information related to the investment securities sales.
Gain on prepayment of FHLB and other borrowings decreased $22.9 million for the three months ended June 30, 2014 compared to the corresponding period in 2013. During the three months ended June 30, 2013, the Company repurchased $126 million of subordinated debentures resulting in the recognition of the gain.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs, investment services and foreign exchange. The gain (loss) associated with the sale of fixed assets is also included in other income. For the three months ended June 30, 2014, other income increased by $8.7 million. The increase was primarily due to a $15.8 million increase in revenues from BSI, partially offset by a $5.4 million decrease in trade service fees due to fluctuations in the foreign currency exchange rate.
Six Months Ended June 30, 2014 and 2013
For the six months ended June 30, 2014 noninterest income was $454.8 million compared to $454.4 million for the six months ended June 30, 2013. The increase in noninterest income was driven by increases in retail investment sales and other noninterest income offset by decreases in mortgage banking income and gain (loss) on FHLB and other borrowings.
Retail investment sales for the six months ended June 30, 2014 increased to $55.4 million compared to $49.7 million for the six months ended June 30, 2013. The primary driver of the increase was related to an increase in fixed annuity income due in part to higher rates, which has increased demand for fixed annuities.
Mortgage banking income for the six months ended June 30, 2014 was $10.4 million compared to $24.6 million for the corresponding period in 2013. Mortgage banking income for the six months ended June 30, 2014 included $8.6 million of origination fees and gains on sales of mortgage loans as well as gains of $2.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the six months ended June 30, 2013 included $31.3 million of origination fees and gains on sales of mortgage loans and losses of $6.4 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income for the six months ended June 30, 2014 compared to the corresponding period in 2013 was primarily driven by decreased mortgage production volume of approximately 44% for the six months ended June 30, 2014 relative to the same period in 2013, due to declines in refinancing activity caused by an increase in mortgage interest rates.
Investment securities gains, net increased to $37.9 million for the six months ended June 30, 2014 compared to $33.0 million for the six months ended June 30, 2013. See "—Investment Securities" for more information related to the investment securities sales.

The Company recognized a loss on prepayment of FHLB and other borrowings of $458 thousand for the six months ended June 30, 2014 compared to a gain of $21.8 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company early terminated approximately $40 million of FHLB advances. During the six months ended June 30, 2013, the Company repurchased subordinated debentures totaling $126 million and early terminated approximately $200 million of FHLB advances which resulted in a $21.8 million net gain on prepayment of FHLB and other borrowings.
Other income for the six months ended June 30, 2014 increased to $144.2 million compared to $115.8 million for the corresponding period in 2013, due primarily to a $35 million increase in revenues from BSI.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Salaries, benefits and commissions	$263,301	$247,905	$525,870	$499,228
FDIC indemnification expense	30,370	70,335	61,988	156,642
Equipment	55,469	50,891	109,207	98,506
Professional services	49,790	49,729	96,189	89,003
Net occupancy	40,200	40,471	79,157	78,365
Amortization of intangibles	13,631	15,462	26,165	31,502
Total securities impairment	34	462	180	462
Other	92,467	79,445	165,373	146,657
Total noninterest expense	$545,262	$554,700	$1,064,129	$1,100,365
Three Months Ended June 30, 2014 and 2013
Noninterest expense was $545.3 million for the three months ended June 30, 2014 compared to $554.7 million for the three months ended June 30, 2013. The lower level of noninterest expense was primarily attributable to decreases in FDIC indemnification expense and amortization of intangibles. The decline in these noninterest expense categories was partially offset by increases in equipment expense and other noninterest expense.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset and liability stemming from changes in credit expectations of covered loans, was $30.4 million during the three months ended June 30, 2014 compared to $70.3 million for the corresponding period in 2013. The decrease for the three months ended June 30, 2014 was primarily a result of the continued decline in the balance of the covered loan portfolio.
Equipment expense increased by $4.6 million for the three months ended June 30, 2014 due primarily to increases in hardware and software maintenance of approximately $1.2 million and hardware depreciation and software amortization of $3.6 million related to the Company's implementation of a new core banking platform as well as several other IT projects implemented during 2013.
Amortization expense decreased by $1.8 million for the three months ended June 30, 2014 due to the lower level of intangible assets at June 30, 2014 compared to the same period in 2013.
Other noninterest expense represents FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write downs of OREO. Other noninterest expense increased for the three months ended June 30, 2014 to $92.5 million compared to $79.4 million for the three months ended June 30, 2013 due primarily to a $13.4 million increase in provision for unfunded commitments.

Six Months Ended June 30, 2014 and 2013
Noninterest expense was $1.1 billion for both the six months ended June 30, 2014 and 2013.
FDIC indemnification expense was $62.0 million during the six months ended June 30, 2014 compared to $156.6 million for the corresponding period in 2013. The decrease for the six months ended June 30, 2014 was driven by the decrease in the balance of the covered loan portfolio.
Equipment expense increased by $10.7 million for the six months ended June 30, 2014 due primarily to increases in hardware and software maintenance of approximately $3.5 million and hardware depreciation and software amortization of $6.8 million related to the Company's implementation of a new core banking platform as well as several other IT projects implemented during 2013.
Amortization expense decreased by $5.3 million to $26.2 million for the six months ended June 30, 2014 due to the lower level of intangible assets at June 30, 2014 compared to the same period in 2013.
Other noninterest expense increased for the six months ended June 30, 2014 to $165.4 million compared to $146.7 million for the six months ended June 30, 2013 due primarily to a $16.2 million increase in provision for unfunded commitments and a $6.7 million increase in FDIC insurance during the year. The increase was offset by a $6.9 million decrease related to bankcard fraud losses due to initiatives implemented in 2013 that focused on reducing fraud losses.
Income Tax Expense
Three Months Ended June 30, 2014 and 2013
The Company’s income tax expense totaled $36.1 million and $51.6 million for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate was 25.1% for the three months ended June 30, 2014 and 28.6% for the three months ended June 30, 2013. The decrease in the effective tax rate for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily driven by an increase in tax exempt income in 2014.
Six Months Ended June 30, 2014 and 2013
The Company’s income tax expense totaled $79.7 million and $104.1 million for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate was 26.4% for the six months ended June 30, 2014 and 30.3% for the six months ended June 30, 2013. The decrease in the effective tax rate for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily driven by an increase in tax exempt income in 2014.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Investment Securities
As of June 30, 2014, the securities portfolio included $9.0 billion in available for sale securities and $1.4 billion in held to maturity securities for a total investment portfolio of $10.4 billion, an increase of $588 million compared with December 31, 2013.
During the six months ended June 30, 2014, the Company received proceeds of $783 million related to the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $37.9 million. During the six months ended June 30, 2013, the Company received proceeds of $801 million from the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $33.0 million.
The Company recognized $34 thousand and $462 thousand in OTTI charges for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized OTTI charges of $180 thousand and $462 thousand, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed s ecurities. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.
Lending Activities
Average loans and loans held for sale, net of unearned income, represented 83.7% of average interest-earnings assets at June 30, 2014, compared to 82.5% at December 31, 2013. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer-direct and consumer-indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.
The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	June 30, 2014	December 31, 2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$22,365,829	$20,209,209
Real estate – construction	1,792,180	1,736,348
Commercial real estate – mortgage	9,461,092	9,106,329
Total commercial loans	$33,619,101	$31,051,886
Consumer loans:
Residential real estate – mortgage	$13,356,040	$12,706,879
Equity lines of credit	2,238,451	2,236,367
Equity loans	609,794	644,068
Credit card	636,904	660,073
Consumer – direct	563,949	516,572
Consumer – indirect	2,448,402	2,116,981
Total consumer loans	$19,853,540	$18,880,940
Covered loans	613,152	734,190
Total loans	$54,085,793	$50,667,016
Loans held for sale	211,879	147,109
Total loans and loans held for sale	$54,297,672	$50,814,125

Loans and loans held for sale, net of unearned income, totaled $54.3 billion at June 30, 2014, an increase of $3.5 billion from December 31, 2013. The increase in total loans was primarily driven by growth in commercial, financial and agricultural loans as well as increases in the commercial real estate - mortgage, residential real estate - mortgage and consumer - indirect loan portfolios.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
The Company's asset quality continued to improve during the six months ended June 30, 2014. Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $443 million at June 30, 2014 compared to $552 million at December 31, 2013. Excluding covered assets, nonperforming assets decreased from $486 million at December 31, 2013 to $380 million at June 30, 2014. The decrease in nonperforming assets, excluding covered assets, was primarily due to a $99 million decrease in nonaccrual loans partially attributable to the Company's decision to sell certain nonperforming loans. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.81% (or 0.71% excluding covered assets) at June 30, 2014 compared with 1.09% (or 0.97% excluding covered assets) at December 31, 2013.
The Company defines potential problem loans as commercial noncovered loans rated substandard or doubtful that do not meet the definition of nonaccrual, TDR or 90 days past due and still accruing. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions. The following table provides a summary of potential problem loans.

Table 5 Potential Problem Loans

	June 30, 2014	December 31, 2013
	(In Thousands)
Commercial, financial and agricultural	$218,663	$134,927
Real estate – construction	1,718	7,421
Commercial real estate – mortgage	116,426	138,432
	$336,807	$280,780
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
Given the significant amount of acquired loans that are past due, but still accruing, the Company believes the inclusion of these loans in certain asset quality ratios including “Loans 90 days or more past due and still accruing as a percentage of total loans,” “Nonperforming loans as a percentage of total loans,” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Company believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and the denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Tables 6 and 8 present asset quality information both on a consolidated basis as well as excluding the covered loans and the related amounts.

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	June 30, 2014	December 31, 2013
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$72,606	$128,231
Real estate – construction	9,401	14,183
Commercial real estate – mortgage	88,554	129,672
Residential real estate – mortgage	110,077	102,904
Equity lines of credit	35,552	31,431
Equity loans	19,571	20,447
Credit card	—	—
Consumer – direct	282	540
Consumer – indirect	1,611	1,523
Total nonaccrual loans, excluding covered loans	337,654	428,931
Covered nonaccrual loans	4,153	5,428
Total nonaccrual loans	341,807	434,359
Nonaccrual loans held for sale	—	7,359
Total nonaccrual loans and loans held for sale	$341,807	$441,718
Accruing TDRs: (1)
Commercial, financial and agricultural	$10,491	$25,548
Real estate – construction	2,244	3,801
Commercial real estate – mortgage	45,836	59,727
Residential real estate – mortgage	73,329	74,236
Equity lines of credit	—	—
Equity loans	42,460	42,850
Credit card	—	—
Consumer – direct	67	91
Consumer – indirect	—	—
Total accruing TDRs, excluding covered loans	174,427	206,253
Covered TDRs	3,832	3,455
Total TDRs	178,259	209,708
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$178,259	$209,708
Other real estate:
Other real estate, excluding covered assets	17,620	19,115
Covered other real estate	3,493	4,113
Total other real estate	$21,113	$23,228
Other repossessed assets:
Other repossessed assets, excluding covered assets	2,796	3,360
Covered other repossessed assets	—	—
Total other repossessed assets	$2,796	$3,360

Table 6 (continued) Asset Quality

	June 30, 2014	December 31, 2013
	(In Thousands)
Loans 90 days past due and accruing:
Commercial, financial and agricultural	2,311	2,212
Real estate – construction	1,138	240
Commercial real estate – mortgage	221	797
Residential real estate – mortgage	2,332	2,460
Equity lines of credit	2,044	5,109
Equity loans	833	1,167
Credit card	8,737	10,277
Consumer – direct	2,194	2,402
Consumer – indirect	1,231	1,540
Total loans 90 days past due and accruing, excluding covered loans	21,041	26,204
Covered loans 90 days past due and accruing	55,178	56,610
Total loans 90 days past due and accruing	76,219	82,814
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$76,219	$82,814

(1)	TDR totals include accruing loans 90 days past due classified as TDRs.
Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	June 30, 2014	December 31, 2013
	(In Thousands)
Nonaccrual loans	$341,807	$441,718
Loans 90 days or more past due and accruing (1)	76,219	82,814
TDRs 90 days or more past due and accruing	629	1,317
Nonperforming loans	418,655	525,849
OREO	21,113	23,228
Other repossessed assets	2,796	3,360
Total nonperforming assets	$442,564	$552,437

(1)	Excludes loans classified as TDRs.

Table 8 Asset Quality Ratios

	June 30, 2014	December 31, 2013
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale, excluding covered loans (1)	0.67%	0.93%
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale, including covered loans (1)	0.77%	1.03%
Nonperforming assets as a percentage of loans and loans held for sale, other real estate, and other repossessed assets, excluding covered assets (2)	0.71%	0.97%
Nonperforming assets as a percentage of loans and loans held for sale, other real estate, and other repossessed assets, including covered assets (2)	0.81%	1.09%
Allowance for loan losses as a percentage of loans, excluding covered loans and related allowance	1.32%	1.40%
Allowance for loan losses as a percentage of loans, including covered loans and related allowance	1.32%	1.38%
Allowance for loan losses as a percentage of nonperforming loans, excluding covered loans (3)	195.70%	152.87%
Allowance for loan losses as a percentage of nonperforming loans, including covered loans (3)	170.73%	135.15%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.
The current inventory of other real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $18 million at June 30, 2014 compared to $19 million at December 31, 2013. This includes lands and lots, which totaled $6 million at June 30, 2014. The remaining foreclosed real estate at June 30, 2014 is primarily single family residential and commercial real estate.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$23,228	$68,568
Transfer of loans and loans held for sale to OREO	11,614	20,220
Sales of OREO	(12,147)	(31,397)
Writedowns of OREO	(1,582)	(4,593)
Balance at end of period	$21,113	$52,798

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance at beginning of period,	$436,290	$726,541
Additions	187,874	297,952
Returns to accrual	(47,934)	(48,995)
Loan sales	(68,086)	(70,904)
Payments and paydowns	(58,143)	(146,096)
Transfers to other real estate	(10,002)	(16,410)
Charge-offs	(102,345)	(158,317)
Balance at end of period	$337,654	$583,771
As a part of the Company's asset disposition strategy, the Company may sell nonaccrual and other underperforming loans. During the six months ended June 30, 2014, the Company sold noncovered commercial and consumer loans totaling $99.4 million and $293 thousand, respectively. Net charge-offs totaling $17.8 million and $47 thousand, respectively, were recognized on these sales. During the six months ended June 30, 2013 , the Company sold noncovered commercial and consumer loans totaling $89.6 million and $14.7 million, respectively. Net charge-offs totaling $21.1 million and $4.2 million, respectively, were recognized on these sales.
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance at beginning period	$310,282	$388,643
New TDRs	20,336	72,446
Payments/Payoffs	(63,473)	(50,365)
Charge-offs	(3,624)	(15,589)
Loan sales	(2,098)	(9,875)
Transfer to ORE	(3,896)	(2,305)
Balance at end of period	$257,527	$382,955
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $258 million at June 30, 2014 from $310 million at December 31, 2013. Included in these amounts are $174 million at June 30, 2014 and $206 million at December 31, 2013 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.

The following table provides a rollforward of accruing TDR activity, excluding covered loans and loans held for sale.
Table 12 Rollforward of Accruing TDR Activity

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance at beginning of period,	$206,253	$237,018
New TDRs	8,527	6,802
Return to accrual	12,699	34,836
Payments/Payoffs	(44,534)	(13,135)
Charge-offs	(176)	(540)
Loan sales	(839)	(2,512)
Transfer to nonaccrual	(7,503)	(25,285)
Balance at end of period	$174,427	$237,184
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
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses, excluding covered loans, increased to $703 million at June 30, 2014, from $698 million at December 31, 2013. The ratio of the allowance for loan losses to total loans, excluding covered loans and the related allowance, decreased to 1.32% at June 30, 2014 from 1.40% at December 31, 2013. During 2014, the the overall risk profile of the loan portfolio continued to improve. As loans with higher levels of probable incurred losses have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. In addition, nonperforming loans, excluding covered loans and loans held for sale, decreased to $359 million at June 30, 2014 from $456 million at December 31, 2013. The allowance attributable to individually impaired loans was $67 million at June 30, 2014 compared to $82 million at December 31, 2013.
Net charge-offs were 0.28% of average loans for the three months ended June 30, 2014 compared to 0.75% of average loans for the three months ended June 30, 2013. Net charge-offs were 0.26% of average loans for the six months ended June 30, 2014 compared to 0.54% of average loans for the six months ended June 30, 2013. The decrease in net charges-off for both the three and six months ended June 30, 2014 as compared to the corresponding period in 2013 was primarily driven by decreases in the commercial real estate - mortgage and residential real estate - mortgage portfolios.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 13 Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Thousands)
Average loans outstanding during the period	$53,810,562	$46,646,109	$52,842,956	$46,077,645
Average loans outstanding during the period, excluding covered loans	$53,141,782	$45,588,123	$52,148,302	$44,974,419
Allowance for loan losses, beginning of period	$707,665	$786,018	$700,719	$802,853
Charge-offs:
Commercial, financial and agricultural	15,517	16,889	20,451	23,211
Real estate – construction	1,904	3,313	2,128	4,825
Commercial real estate – mortgage	5,401	17,812	7,823	22,918
Residential real estate – mortgage	4,257	35,934	11,523	47,995
Equity lines of credit	7,602	8,835	13,421	16,997
Equity loans	2,002	4,544	4,625	7,301
Credit card	9,645	8,289	18,979	16,297
Consumer – direct	5,803	5,094	11,629	10,702
Consumer – indirect	5,221	3,466	11,765	8,071
Total, excluding covered loans	57,352	104,176	102,344	158,317
Covered loans	791	2,156	1,007	3,425
Total, including covered loans	58,143	106,332	103,351	161,742
Recoveries:
Commercial, financial and agricultural	3,933	4,667	8,918	9,864
Real estate – construction	834	4,419	1,973	7,977
Commercial real estate – mortgage	1,339	2,534	1,738	4,469
Residential real estate – mortgage	2,227	1,273	3,436	2,157
Equity lines of credit	1,398	1,098	2,379	1,786
Equity loans	657	450	1,161	1,031
Credit card	788	663	1,443	1,275
Consumer – direct	1,732	1,356	3,616	3,405
Consumer – indirect	2,607	2,394	5,397	5,060
Total, excluding covered loans	15,515	18,854	30,061	37,024
Covered loans	4,471	734	4,813	1,524
Total, including covered loans	19,986	19,588	34,874	38,548
Net charge-offs	38,157	86,744	68,477	123,194
Provision for covered loans	(194)	(2,437)	4,791	(7,687)
Provision charged to income, excluding covered loans	45,446	26,674	77,727	51,539
Total provision for loan losses	45,252	24,237	82,518	43,852
Allowance for loan losses, end of period	$714,760	$723,511	$714,760	$723,511
Allowance for loan losses, excluding allowance attributable to covered loans, end of period	$703,209	$715,296	$703,209	$715,296
Allowance for covered loans	11,551	8,215	11,551	8,215
Total allowance for loan losses	$714,760	$723,511	$714,760	$723,511
Net charge-offs to average loans	0.28%	0.75%	0.26%	0.54%
Net charge-offs to average loans, excluding covered loans	0.32%	0.75%	0.28%	0.54%

Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of June 30, 2014 and December 31, 2013.
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
The commercial, financial and agricultural portfolio segment totaled $22.4 billion at June 30, 2014, compared to $20.2 billion at December 31, 2013. The increase in this portfolio segment reflects the Company's objective to strategically grow this segment. This segment consists primarily of large national and international companies and small to mid-sized companies. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural segment.
Table 14 Commercial, Financial and Agricultural

	June 30, 2014				December 31, 2013 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$475,587	$68	$—	$—	$413,666	$420	$—	$—
Basic Materials	1,121,935	99	—	—	855,342	105	—	—
Capital Goods & Industrial Services	1,817,161	5,306	46	234	1,843,906	5,851	85	1,392
Construction & Infrastructure	636,972	3,114	192	36	538,312	29,943	4,266	—
Consumer & Healthcare	2,611,601	5,566	899	4	2,411,402	11,896	946	50
Energy	2,962,445	880	—	—	2,876,170	871	—	—
Financial Services	1,469,046	213	—	161	1,068,682	94	—	—
General Corporates	1,150,575	1,629	25	1,471	1,037,612	1,349	28	759
Institutions	2,181,257	16,925	8,929	—	1,860,121	27,079	—	—
Leisure	1,874,922	2,396	384	—	1,760,205	28,497	422	—
Real Estate	1,642,461	46	—	—	1,373,026	2,363	19,763	—
Retailers	1,960,633	16,284	16	405	1,934,491	19,445	23	7
Telecoms, Technology & Media	976,849	20,015	—	—	802,412	—	15	4
Transportation	687,053	65	—	—	590,982	240	—	—
Utilities	797,332	—	—	—	842,880	78	—	—
Total Commercial, Financial and Agricultural	$22,365,829	$72,606	$10,491	$2,311	$20,209,209	$128,231	$25,548	$2,212

(1)	December 31, 2013 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2014.

Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $9.5 billion at June 30, 2014, compared to $9.1 billion at December 31, 2013, and real estate - construction loans totaled $1.8 billion and $1.7 billion at June 30, 2014, and December 31, 2013, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 15 Commercial Real Estate

	June 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$659,173	$3,359	$2,711	$—	$690,668	$8,950	$6,126	$181
Arizona	838,678	7,870	5,439	—	801,231	11,278	5,765	—
California	1,071,770	2,226	—	—	845,135	3,180	—	—
Colorado	444,245	8,757	13,448	—	515,663	4,940	13,792	—
Florida	921,769	8,718	212	—	893,315	7,736	5,365	—
New Mexico	255,075	5,539	—		257,585	2,516	—	—
Texas	3,101,940	41,930	4,276	221	3,135,674	71,411	8,023	616
Other	2,168,442	10,155	19,750	—	1,967,058	19,661	20,656	—
	$9,461,092	$88,554	$45,836	$221	$9,106,329	$129,672	$59,727	$797

Table 16 Real Estate – Construction

	June 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$64,224	$1,469	$1,681	$—	$50,852	$1,809	$1,858	$—
Arizona	122,168	3,492	—	1,087	126,793	4,625	—	—
California	179,433	31	—	—	235,919	302	82	—
Colorado	70,848	500	409	—	69,672	567	1,701	—
Florida	109,695	1,372	—	—	119,374	2,628	—	193
New Mexico	17,036	64	70	—	18,426	156	73	—
Texas	930,811	2,003	84	51	815,266	3,189	87	47
Other	297,965	470	—	—	300,046	907	—	—
	$1,792,180	$9,401	$2,244	$1,138	$1,736,348	$14,183	$3,801	$240
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
Residential real estate - mortgage loans totaled $13.4 billion at June 30, 2014 compared to $12.7 billion at December 31, 2013. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	June 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,327,640	$20,200	$15,625	$82	$1,366,657	$16,662	$16,005	$218
Arizona	1,425,816	11,699	11,277	733	1,368,384	11,103	10,195	339
California	2,299,769	6,705	2,275	—	1,970,422	5,795	3,415	—
Colorado	1,218,424	3,619	2,759	7	1,024,410	2,234	2,585	63
Florida	1,427,252	13,527	13,772	221	963,622	9,617	11,652	212
New Mexico	240,393	2,019	1,973	—	222,674	1,452	1,308	—
Texas	5,011,233	39,758	21,099	1,289	4,873,957	35,943	21,043	1,502
Other	405,513	12,550	4,549	—	916,753	20,098	8,033	126
	$13,356,040	$110,077	$73,329	$2,332	$12,706,879	$102,904	$74,236	$2,460

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 18 Residential Real Estate - Mortgage

	June 30, 2014				December 31, 2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$537,607	$65,655	$22,017	$1,599	$568,227	$67,809	$24,977	$1,251
621-680	1,260,599	18,746	22,087	159	1,230,493	17,689	20,221	214
681 – 720	2,278,875	13,608	11,614	155	2,170,335	4,760	11,904	32
Above 720	8,472,443	3,233	15,810	371	7,894,709	2,098	16,030	572
Unknown	806,516	8,835	1,801	48	843,115	10,548	1,104	391
	$13,356,040	$110,077	$73,329	$2,332	$12,706,879	$102,904	$74,236	$2,460
Equity lines of credit and equity loans totaled $2.8 billion and $2.9 billion at June 30, 2014 and December 31, 2013, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	June 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$655,027	$10,017	$13,761	$795	$674,461	$10,103	$13,350	$1,209
Arizona	417,900	12,993	5,442	572	428,861	8,668	5,484	2,494
California	102,833	140	161	21	72,180	219	164	—
Colorado	226,893	7,148	1,277	37	230,500	7,710	968	409
Florida	411,147	8,655	8,195	603	426,512	8,592	8,505	1,103
New Mexico	56,864	1,044	970	51	58,466	1,189	853	261
Texas	928,151	14,158	11,298	756	936,722	14,319	11,756	778
Other	49,430	968	1,356	42	52,733	1,078	1,770	22
	$2,848,245	$55,123	$42,460	$2,877	$2,880,435	$51,878	$42,850	$6,276

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 20 Equity Loans and Lines

	June 30, 2014				December 31, 2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$255,647	$25,717	$16,970	$2,563	$290,527	$22,449	$19,499	$5,673
621-680	425,380	17,054	13,387	112	435,936	19,245	12,140	197
681 – 720	537,834	9,179	4,413	192	536,196	6,517	4,530	—
Above 720	1,599,021	2,214	7,596	10	1,581,607	2,511	6,488	142
Unknown	30,363	959	94	—	36,169	1,156	193	264
	$2,848,245	$55,123	$42,460	$2,877	$2,880,435	$51,878	$42,850	$6,276
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer-direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer-direct and consumer-indirect loans at June 30, 2014 were $3.6 billion, or 6.7% of the total loan portfolio compared to $3.3 billion, or 6.5% of the total loan portfolio at December 31, 2013.
Foreign Exposure
As of June 30, 2014, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

On May 29, 2014, Fitch upgraded the Company's and the Bank's long-term ratings from BBB to BBB+ and on June 4, 2014, S&P upgraded the Company's and the Bank's long-term ratings from BBB- to BBB and the short-term ratings from A-3 to A-2. The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures.
Deposits
Total deposits increased by $3.7 billion from December 31, 2013 to June 30, 2014. At June 30, 2014 and December 31, 2013, total deposits included $4.2 billion and $3.3 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 21 Composition of Deposits

	June 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$16,321,003	28.1%	$15,377,844	28.2%
Interest-bearing demand deposits	7,160,080	12.3	7,663,256	14.1
Savings and money market	21,469,141	36.9	19,306,589	35.5
Certificates and other time deposits	13,058,461	22.5	11,967,031	22.0
Foreign office deposits-interest-bearing	109,721	0.2	122,770	0.2
Total deposits	$58,118,406	100.0%	$54,437,490	100.0%
Total deposits increased by $3.7 billion from December 31, 2013 to June 30, 2014 due to growth in noninterest bearing demand deposits, savings and money market accounts, and certificates and other time deposits. Marketing efforts and new product rollouts were the primary drivers of the growth in noninterest bearing demand deposits and savings and money market accounts. The increase in certificates and other time deposits from December 31, 2013 was primarily attributable to a $1.2 billion increase in brokered CDs.

Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both June 30, 2014 and December 31, 2013, short-term borrowings were primarily comprised of federal funds purchased and securities sold under agreements to repurchase that were a result of customer activity.

The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 22 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at June 30, 2014
Federal funds purchased	$960,935	$742,169	0.25%	$595,305	0.25%
Securities sold under agreements to repurchase	268,958	166,534	0.01	268,958	0.01
Other short-term borrowings	28,822	14,931	1.65	15,705	0.37
	$1,258,715	$923,634		$879,968
Balance at December 31, 2013
Federal funds purchased	$1,022,735	$815,541	0.25%	$704,190	0.26%
Securities sold under agreements to repurchase	456,263	164,218	0.01	148,380	0.01
Other short-term borrowings	28,630	12,739	0.93	5,591	2.48
	$1,507,628	$992,498		$858,161
At June 30, 2014, short-term borrowings totaled $880 million, an increase of $22 million, or 2.5% compared to December 31, 2013.
At June 30, 2014 and December 31, 2013, FHLB and other borrowings were $4.0 billion and $4.3 billion, respectively. During the six months ended June 30, 2014, there were no proceeds received from FHLB and other borrowings and repayments were $341.2 million.
Shareholder’s Equity
Total shareholder's equity at June 30, 2014 was $11.8 billion compared to $11.5 billion at December 31, 2013.
During the six months ended June 30, 2014, the Company issued 2,226,875 shares of its common stock to BBVA in consideration of the contribution by BBVA of $117 million to the Company in connection with the Simple acquisition. In addition to the common stock issuance, shareholder's equity increased $222 million due to earnings attributable to shareholder during the period.
Risk Management
In the normal course of business, the Company encounters inherent risk in its business activities. The Company’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. Management has grouped the risks facing its operations into the following categories: credit risk, structural interest rate, market and liquidity risk, operational risk, strategic and business risk, and reputational risk. Each of these risks is managed through the Company’s ERM program. The ERM program provides the structure and framework necessary to identify, measure, control and manage risk across the organization. ERM is the cornerstone for defining risk tolerance, identifying and monitoring key risk indicators, managing capital and integrating the Company’s capital planning process with on-going risk assessments and related stress testing for major risks.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at June 30, 2014, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves.
Table 23 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	June 30, 2014	June 30, 2013
Rate Change
+ 200 basis points	7.47%	8.21%
+ 100 basis points	3.70	3.94
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
Table 24 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	June 30, 2014	June 30, 2013
Rate Change
+ 300 basis points	(5.27)%	(0.71)%
+ 200 basis points	(3.19)	0.02
+ 100 basis points	(1.44)	0.32
The Company is also subject to trading risk. The Company utilizes various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors of the Company has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectation of future price and market movements, and will vary from period to period.
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2014, the Company had derivative financial instruments outstanding with notional amounts of $21.1 billion. The estimated net fair value of open contracts was in an asset position of $117 million at June 30, 2014. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at June 30, 2014 or December 31, 2013 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
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
The risk-based capital framework is designed to make regulatory capital requirements more sensitive to differences in credit, market and operational risk profiles among banks and bank holding companies, to account for off-balance sheet exposures and certain types of interest rate risk, and to minimize the disincentives for holding liquid and low-

risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each associated with specified risk weights. The resulting risk-based capital ratios represent the ratio of a banking organization's regulatory capital to its total risk weighted assets.
In the U.S. regulatory capital context, the leverage ratio is the ratio of a banking organization's Tier 1 capital to its quarterly average on-balance sheet assets. The leverage ratio is a non-risk based measure of capital adequacy because a bank's on-balance sheet assets are not adjusted for risk for purposes of calculating the leverage ratio.
The Company’s Tier 1 risk-based capital ratio was 11.27% at June 30, 2014 compared to 11.62% at December 31, 2013. The Company's leverage ratio was 9.68% at June 30, 2014 compared to 9.87% at December 31, 2013. The Company regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plan to the banking regulators.
The following table shows the calculation of capital ratios for the Company.
Table 25 Capital Ratios

	June 30, 2014	December 31, 2013
	(Dollars in Thousands)
Risk-based capital:
Tier 1 Capital	$6,852,583	$6,613,885
Total Qualifying Capital	8,110,572	7,822,858
Assets:
Total risk-adjusted assets (regulatory)	$60,801,704	$56,934,859
Ratios:
Tier 1 risk-based capital ratio	11.27%	11.62%
Total risk-based capital ratio	13.34%	13.74%
Leverage ratio	9.68%	9.87%
At June 30, 2014, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks as defined in the existing prompt corrective action framework. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
The following discussion updates the risk factors previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The failure of the European Union to stabilize the fiscal condition of member countries, especially in Spain, could have an adverse impact on global financial markets, the current U.S. economic recovery and the Company.
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
Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many nonconforming mortgage loans. The effects of ongoing mortgage market challenges, combined with the recent corrections in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that the Company holds, and mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have caused cyclically higher delinquencies and losses on mortgage loans, particularly Alt-A mortgages, and home equity lines of credit. These conditions have resulted in losses, write downs and impairment charges in the Company's mortgage and other business units.
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
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has changed and will continue to change substantially the legal and regulatory framework under which the Company operates. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. The following are among the provisions that may affect the Company's operations:

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
The Parent is a legal entity separate and distinct from its subsidiaries, including the Bank. The principal source of cash flow for the Parent is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. Regulations of both the Federal Reserve and the State of Alabama affect the ability of the Bank to pay dividends and other distributions to the Company and to make loans to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on the Parent’s ability to receive dividends and distributions from its subsidiaries could have a material adverse effect on the Company’s liquidity and on its ability to pay dividends on common stock. For additional information regarding these limitations see Item 1. Business - Supervision, Regulation and Other Factors - Dividends in the Company's Annual Report on Form 10-K for the year-ended December 31, 2013.
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
On August 5, 2011, S&P's downgraded the U.S. government's sovereign credit rating of long-term U.S. federal debt from AAA to AA+ while also keeping its outlook negative. Moody's also lowered its outlook to “Negative” on June 2, 2011, and Fitch lowered its outlook to “Negative” on November 28, 2011. During 2013, Moody's and Standard & Poor's revised their outlook from "Negative" to "Stable," while Fitch continued to maintain a "Negative" outlook. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could be correspondingly affected by any downgrade to the U.S. government's sovereign credit rating, including the rating of U.S. Treasury securities. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market.

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
The rating agencies regularly evaluate the Company and their ratings are based on a number of factors, including the Company's financial strength as well as factors not entirely within its control, such as conditions affecting the financial services industry generally. Adverse changes in the credit ratings of the Kingdom of Spain, which subsequently could impact BBVA, could also adversely impact the Company's credit rating. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that the Company will maintain its current ratings. The Company's failure to maintain those ratings could increase its borrowing costs, require the Company to replace funding lost due to the downgrade, which may include the loss of customer deposits, and may also limit the Company's access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements.
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

The costs and effects of litigation, regulatory investigations, examinations or similar matters, or adverse facts and developments relating thereto, could materially affect the Company's business, operating results and financial condition.
The Company faces legal risks in its business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high and are escalating. Substantial legal liability or significant regulatory action against the Company may have material adverse financial effects or cause significant reputational harm, which in turn could seriously harm its business prospects.
The Company and its operations are subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions, thereby increasing the Company’s costs associated with responding to or defending such actions. In particular, inquiries could develop into administrative, civil or criminal proceedings or enforcement actions and may increase the Company's compliance costs, require changes in the Company's business practices, affect the Company's competitiveness, impair the Company's profitability, harm the Company's reputation or otherwise adversely affect the Company's business.
In 2013, the Federal Reserve Board began a regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. The Company expects that the Bank’s rating in this CRA examination will result in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. Such restrictions will last at least until the Bank's next CRA examination. The Bank’s next CRA examination is expected to occur during 2015, although the precise timing of the completion of that exam and any results therefrom may not occur until later.
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
Starting in mid-2007, significant turmoil and volatility in global financial markets increased, though current volatility has declined. Such disruptions in the liquidity of financial markets may directly impact the Company to the extent it needs to access capital markets to raise funds to support its business and overall liquidity position. This situation could adversely affect the cost of such funds or the Company's ability to raise such funds. If the Company were unable to access any of these funding sources when needed, it might be unable to meet customers' needs, which could adversely impact its financial condition, results of operations, cash flows and level of regulatory-qualifying capital.
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

Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, on December 20, 2012, the FASB issued for public comment a Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses under current U.S. GAAP standards. Under current U.S. GAAP standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The comment period on the Credit Loss Proposal closed on May 31, 2013. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on the Company's reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses.
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
The Company is under continuous threat of loss due to cyber-attacks, especially as it continues to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that it faces are e-fraud and breach of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customers' or the Company's accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent, but could present significant reputational, legal and/or regulatory costs to the Company if successful.
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
The occurrence of catastrophic events such as hurricanes, tropical storms, tornados, terrorist attacks and other large scale catastrophes could adversely affect the Company's consolidated financial condition or results of operations. The Company has operations and customers in the southern United States, which could be adversely impacted by hurricanes and other severe weather in those regions. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services it offers. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce its earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on its financial condition and/or results of operations.
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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during the three months ended June 30, 2014. Estimated gross revenues for the three months ended June 30, 2014, from these counter indemnities, which include fees and/or commissions, did not exceed $3,600 and were entirely derived from payments made by the BBVA Group's non-Iranian customers in Europe. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities would be blocked. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During the three months ended June 30, 2014, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). Estimated gross revenues for the three months ended June 30, 2014, from this loan, which include fees and/or commissions, did not exceed $12,500. Payments of amounts due by Bank Sepah in 2013 under this letter of credit were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure in connection with the letter of credit referred to above. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Bank Accounts. During the three months ended June 30, 2014, the BBVA Group maintained a number of accounts for certain employees (some of whom are of Iranian nationality) of a company that produces farm vehicles and tractors. The BBVA Group believes that 51% of the share capital of such company is controlled by an Iranian company in which the Iranian Government might have an interest. The accounts for these employees were closed in May 2014. In addition, the BBVA Group maintained one account for the Iranian National Airlines - Iran Air, which was closed in June 2014. There were no revenues for the three months ended June 30, 2014, from these accounts, which includes fees and/or commissions. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for three employees of the Iranian embassy in Spain. All three employees are Spanish citizens, and one of them has retired. In addition, the BBVA Group maintained three accounts denominated in euros and Mexican pesos for the Iranian embassy in Mexico and three accounts denominated in Mexican pesos for an employee and that employee's family, all of which were closed in July 2014. Estimated gross revenues for the three months ended June 30, 2014, from embassy-related activity, which include fees and/or commissions, did not exceed $1,250. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: August 13, 2014	BBVA Compass Bancshares, Inc.
	By:	/s/ Angel Reglero
		Name:	Angel Reglero
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer