Form 10-Q
period 2014-09-30
BBVA COMPASS BANCSHARES, INC
filed 2014-11-13
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CESCE	Spanish Export Credit Agency
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IRS	Internal Revenue Service
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Noncovered, commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing

Purchased Impaired Loans
Loans with evidence of credit deterioration since acquisition for which it is probable all contractual payments will not be received that are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality

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

Unless otherwise specified, the terms “we,” “us,” “our,” and the “Company” are used to refer to BBVA Compass Bancshares, Inc. and its subsidiaries, or any one or more of them, as the context may require. The term “Parent" refers to BBVA Compass Bancshares, Inc. The term “BBVA” refers to Banco Bilbao Vizcaya Argentaria, S.A., the parent company of BBVA Compass Bancshares, Inc.
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(In Thousands)
Assets:
Cash and due from banks	$4,643,636	$3,563,349
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	271,898	35,111
Cash and cash equivalents	4,915,534	3,598,460
Trading account assets	515,136	319,930
Investment securities available for sale	9,326,413	8,313,085
Investment securities held to maturity (fair value of $1,330,538 and $1,405,258 at September 30, 2014 and December 31, 2013, respectively)	1,417,985	1,519,196
Loans held for sale (includes $190,882 and $139,750 measured at fair value at September 30, 2014 and December 31, 2013, respectively)	190,882	147,109
Loans	55,009,233	50,667,016
Allowance for loan losses	(695,878)	(700,719)
Net loans	54,313,355	49,966,297
Premises and equipment, net	1,333,008	1,420,988
Bank owned life insurance	695,842	683,224
Goodwill	5,060,924	4,971,645
Other intangible assets	82,840	109,040
Other real estate owned	17,058	23,228
Other assets	1,323,212	893,274
Total assets	$79,192,189	$71,965,476
Liabilities:
Deposits:
Noninterest bearing	$16,979,235	$15,377,844
Interest bearing	43,291,723	39,059,646
Total deposits	60,270,958	54,437,490
FHLB and other borrowings	4,551,050	4,298,707
Federal funds purchased and securities sold under agreements to repurchase	809,053	852,570
Other short-term borrowings	246,835	5,591
Accrued expenses and other liabilities	1,387,240	883,359
Total liabilities	67,265,136	60,477,717
Shareholder’s Equity:
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 and 220,723,876 shares at September 30, 2014 and December 31, 2013, respectively	2,230	2,207
Surplus	15,333,316	15,273,218
Retained deficit	(3,364,389)	(3,728,737)
Accumulated other comprehensive loss	(73,846)	(87,936)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	11,897,311	11,458,752
Noncontrolling interests	29,742	29,007
Total shareholder’s equity	11,927,053	11,487,759
Total liabilities and shareholder’s equity	$79,192,189	$71,965,476
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Interest income:
Interest and fees on loans	$509,766	$519,016	$1,538,788	$1,586,886
Interest on investment securities available for sale	48,363	41,904	145,706	133,559
Interest on investment securities held to maturity	6,862	7,701	21,111	23,132
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	47	65	136	164
Interest on trading account assets	933	870	2,027	2,386
Total interest income	565,971	569,556	1,707,768	1,746,127
Interest expense:
Interest on deposits	66,763	50,031	180,880	160,221
Interest on FHLB and other borrowings	16,399	17,129	48,947	49,070
Interest on federal funds purchased and securities sold under agreements to repurchase	447	446	1,384	1,577
Interest on other short-term borrowings	394	39	516	87
Total interest expense	84,003	67,645	231,727	210,955
Net interest income	481,968	501,911	1,476,041	1,535,172
Provision for loan losses	3,869	37,534	86,387	81,386
Net interest income after provision for loan losses	478,099	464,377	1,389,654	1,453,786
Noninterest income:
Service charges on deposit accounts	57,537	54,229	165,886	164,601
Card and merchant processing fees	28,682	26,132	81,459	76,869
Retail investment sales	27,645	22,034	83,053	71,724
Investment banking and advisory fees	18,750	21,382	63,226	33,646
Asset management fees	10,666	10,438	31,959	31,143
Corporate and correspondent investment sales	5,388	8,011	22,016	26,954
Mortgage banking income	8,498	7,610	18,924	32,221
Bank owned life insurance	4,603	4,222	12,807	12,901
Investment securities gains, net	9,710	—	47,608	33,030
Gain (loss) on prepayment of FHLB and other borrowings	143	—	(315)	21,775
Other	54,809	56,927	154,581	160,511
Total noninterest income	226,431	210,985	681,204	665,375
Noninterest expense:
Salaries, benefits and commissions	265,334	244,373	791,204	743,601
Equipment	56,355	50,483	165,562	148,989
Professional services	52,463	44,195	148,652	133,198
Net occupancy	39,357	39,257	118,514	117,622
FDIC indemnification expense	18,748	55,064	80,736	211,706
Amortization of intangibles	12,635	14,884	38,800	46,386
Securities impairment:
Other-than-temporary impairment	—	968	415	3,718
Less: non-credit portion recognized in other comprehensive income	—	—	235	2,288
Total securities impairment	—	968	180	1,430
Other	88,250	72,915	253,623	219,572
Total noninterest expense	533,142	522,139	1,597,271	1,622,504
Net income before income tax expense	171,388	153,223	473,587	496,657
Income tax expense	27,770	41,930	107,467	146,033
Net income	143,618	111,293	366,120	350,624
Less: net income attributable to noncontrolling interests	815	647	1,772	1,608
Net income attributable to shareholder	$142,803	$110,646	$364,348	$349,016
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Net income	$143,618	$111,293	$366,120	$350,624
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	(11,272)	(7,944)	40,883	(100,261)
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	6,220	—	30,498	20,941
Net change in unrealized holding gains (losses) on securities available for sale	(17,492)	(7,944)	10,385	(121,202)
Change in unamortized net holding losses on investment securities held to maturity	2,398	2,040	7,183	8,085
Less: non-credit related impairment on investment securities held to maturity	—	—	151	1,450
Change in unamortized non-credit related impairment on investment securities held to maturity	249	171	732	1,257
Net change in unamortized holding losses on securities held to maturity	2,647	2,211	7,764	7,892
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(706)	226	(2,388)	6,491
Change in defined benefit plans	—	1	(1,671)	681
Other comprehensive income (loss), net of tax	(15,551)	(5,506)	14,090	(106,138)
Comprehensive income	128,067	105,787	380,210	244,486
Less: comprehensive income attributable to noncontrolling interests	815	647	1,772	1,608
Comprehensive income attributable to shareholder	$127,252	$105,140	$378,438	$242,878
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Common Stock	Surplus	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2013	$2,173	$15,172,910	$(4,146,573)	$26,058	$29,005	$11,083,573
Net income	—	—	349,016	—	1,608	350,624
Other comprehensive loss, net of tax	—	—	—	(106,138)	—	(106,138)
Issuance of common stock	34	99,966	—	—	—	100,000
Dividends	—	—	—	—	(1,036)	(1,036)
Vesting of restricted stock	—	(5,726)	—	—	—	(5,726)
Restricted stock retained to cover taxes	—	(2,174)	—	—	—	(2,174)
Amortization of stock-based deferred compensation	—	2,273	—	—	—	2,273
Balance, September 30, 2013	$2,207	$15,267,249	$(3,797,557)	$(80,080)	$29,577	$11,421,396

Balance, January 1, 2014	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	364,348	—	1,772	366,120
Other comprehensive income, net of tax	—	—	—	14,090	—	14,090
Issuance of common stock	23	116,977	—	—	—	117,000
Dividends	—	(51,000)	—	—	(1,037)	(52,037)
Vesting of restricted stock	—	(4,702)	—	—	—	(4,702)
Restricted stock retained to cover taxes	—	(2,507)	—	—	—	(2,507)
Amortization of stock-based deferred compensation	—	1,330	—	—	—	1,330
Balance, September 30, 2014	$2,230	$15,333,316	$(3,364,389)	$(73,846)	$29,742	$11,927,053
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Operating Activities:
Net income	$366,120	$350,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,924	126,595
Securities impairment	180	1,430
Amortization of intangibles	38,800	46,386
Accretion of discount, loan fees and purchase market adjustments, net	(125,587)	(145,400)
Net change in FDIC indemnification asset/liability	80,736	211,706
Provision for loan losses	86,387	81,386
Amortization of stock based compensation	1,330	2,273
Net change in trading account assets	(195,206)	169,792
Net change in trading account liabilities	(20,600)	(195,062)
Net change in loans held for sale	(29,644)	201,174
Deferred tax (benefit) expense	(37,057)	27,445
Investment securities gains, net	(47,608)	(33,030)
(Gain) loss on prepayment of FHLB and other borrowings	315	(21,775)
Loss on sale of premises and equipment	5,162	1,401
Loss on sale of student loans	75	—
Net (gain) loss on sale of other real estate and other assets	(956)	1,875
Loss on disposition	981	—
Increase in other assets	(436,361)	(101,424)
Decrease in other liabilities	456,534	48,379
Net cash provided by operating activities	346,525	773,775
Investing Activities:
Proceeds from sales of investment securities available for sale	960,744	803,347
Proceeds from prepayments, maturities and calls of investment securities available for sale	1,019,919	1,588,350
Purchases of investment securities available for sale	(2,992,721)	(2,921,969)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	116,274	175,855
Purchases of investment securities held to maturity	(2,654)	(210,811)
Net change in loan portfolio	(4,435,927)	(4,447,549)
Purchase of premises and equipment	(58,748)	(102,064)
Proceeds from sale of premises and equipment	15,563	6,762
Net cash paid in acquisition	(97,566)	—
Proceeds from sales of loans	101,740	162,958
Payments to FDIC for covered assets	(13,863)	(20,323)
Proceeds from sales of other real estate owned	21,095	64,365
Net cash used in investing activities	(5,366,144)	(4,901,079)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	4,914,997	1,300,215
Net increase (decrease) in time deposits	910,489	(701,292)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(43,517)	16,437
Net increase in other short-term borrowings	241,244	25,113
Proceeds from FHLB and other borrowings	1,694,297	425,000
Repayment of FHLB and other borrowings	(1,438,571)	(344,003)
Vesting of restricted stock	(4,702)	(5,726)
Restricted stock grants retained to cover taxes	(2,507)	(2,174)
Issuance of common stock	117,000	100,000
Common dividends paid	(51,000)	—
Preferred dividends paid	(1,037)	(1,036)
Net cash provided by financing activities	6,336,693	812,534
Net increase (decrease) in cash and cash equivalents	1,317,074	(3,314,770)
Cash and cash equivalents at beginning of year	3,598,460	6,158,442
Cash and cash equivalents at end of period	$4,915,534	$2,843,672
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.
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
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this ASU address the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program. If certain criteria are met, the loan should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
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
Simple Finance Technology Corp
On March 20, 2014, the Bank acquired all of the voting equity interest of Simple, a U.S. based digital banking services firm. The Bank acquired assets of approximately $17 million (including cash, premises and equipment, and other assets), assumed liabilities of approximately $2 million (including accounts payable, accrued payroll and other liabilities), and recorded goodwill of $91 million and other intangible assets of $13 million. Consideration for the acquisition included $98 million in cash as well as $16 million of contingent consideration. The Bank recognized $3.5 million of acquisition-related costs in noninterest expense in the Company's Unaudited Condensed Consolidated Statement of Income for the nine months ended September 30, 2014. The revenues and earnings of Simple were not material for the three and nine months ended September 30, 2014.
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

	September 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,219,222	$4,363	$10,004	$1,213,581
Mortgage-backed securities	4,685,339	58,800	49,740	4,694,399
Collateralized mortgage obligations	2,404,672	18,224	7,386	2,415,510
States and political subdivisions	483,016	8,690	2,919	488,787
Other	29,014	146	33	29,127
Equity securities	484,958	51	—	485,009
Total	$9,306,221	$90,274	$70,082	$9,326,413
Investment securities held to maturity:
Collateralized mortgage obligations	$130,442	$6,657	$5,362	$131,737
Asset-backed securities	43,153	3,747	2,368	44,532
States and political subdivisions	1,167,183	1,455	98,423	1,070,215
Other	77,207	6,847	—	84,054
Total	$1,417,985	$18,706	$106,153	$1,330,538

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$257,844	$4,338	$1,245	$260,937
Mortgage-backed securities	5,232,504	75,912	74,625	5,233,791
Collateralized mortgage obligations	1,747,450	23,312	14,364	1,756,398
States and political subdivisions	518,755	8,041	17,360	509,436
Other	40,415	27	109	40,333
Equity securities	512,136	54	—	512,190
Total	$8,309,104	$111,684	$107,703	$8,313,085
Investment securities held to maturity:
Collateralized mortgage obligations	$145,989	$19,848	$3,900	$161,937
Asset-backed securities	67,590	4,008	6,183	65,415
States and political subdivisions	1,225,977	843	139,816	1,087,004
Other	79,640	13,191	1,929	90,902
Total	$1,519,196	$37,890	$151,828	$1,405,258
In the above table, equity securities include $485 million and $512 million at September 30, 2014 and December 31, 2013, respectively, of FHLB and Federal Reserve stock carried at par.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at September 30, 2014 and December 31, 2013. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	September 30, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$693,763	$8,863	$37,917	$1,141	$731,680	$10,004
Mortgage-backed securities	428,804	1,281	2,101,846	48,459	2,530,650	49,740
Collateralized mortgage obligations	766,153	4,410	160,757	2,976	926,910	7,386
States and political subdivisions	39,804	116	159,652	2,803	199,456	2,919
Other	3,923	4	1,092	29	5,015	33
Total	$1,932,447	$14,674	$2,461,264	$55,408	$4,393,711	$70,082

Investment securities held to maturity:
Collateralized mortgage obligations	$25,551	$1,000	$30,035	$4,362	$55,586	$5,362
Asset-backed securities	4,677	48	25,145	2,320	29,822	2,368
States and political subdivisions	8,743	35	880,861	98,388	889,604	98,423
Other	—	—	—	—	—	—
Total	$38,971	$1,083	$936,041	$105,070	$975,012	$106,153

	December 31, 2013
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$119,871	$1,245	$—	$—	$119,871	$1,245
Mortgage-backed securities	2,462,822	69,919	339,448	4,706	2,802,270	74,625
Collateralized mortgage obligations	699,693	9,123	108,710	5,241	808,403	14,364
States and political subdivisions	164,472	9,244	92,407	8,116	256,879	17,360
Other	4,939	109	—	—	4,939	109
Total	$3,451,797	$89,640	$540,565	$18,063	$3,992,362	$107,703

Investment securities held to maturity:
Collateralized mortgage obligations	$1,466	$17	$32,370	$3,883	$33,836	$3,900
Asset-backed securities	—	—	33,362	6,183	33,362	6,183
States and political subdivisions	313,438	26,760	642,799	113,056	956,237	139,816
Other	—	—	4,600	1,929	4,600	1,929
Total	$314,904	$26,777	$713,131	$125,051	$1,028,035	$151,828
As noted in the previous tables, at September 30, 2014, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either September 30, 2014 or December 31, 2013, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$21,123	$17,541	$20,943	$17,318
Reductions for securities paid off during the period (realized)	—	—	—	(239)
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	968	180	1,430
Balance at end of period	$21,123	$18,509	$21,123	$18,509

For the three months ended September 30, 2014, there was no OTTI recognized on held to maturity securities, and for the three months ended September 30, 2013, the Company recognized $968 thousand. For the nine months ended September 30, 2014 and 2013, OTTI recognized on held to maturity securities totaled $180 thousand and $1.4 million, respectively. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.
The maturities of the securities portfolios are presented in the following table.

September 30, 2014	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$55,034	$56,026
Maturing after one but within five years	304,190	307,836
Maturing after five but within ten years	454,373	457,511
Maturing after ten years	917,655	910,122
	1,731,252	1,731,495
Mortgage-backed securities and collateralized mortgage obligations	7,090,011	7,109,909
Equity securities	484,958	485,009
Total	$9,306,221	$9,326,413

Investment securities held to maturity:
Maturing within one year	$31,388	$31,168
Maturing after one but within five years	318,323	300,768
Maturing after five but within ten years	195,466	187,126
Maturing after ten years	742,366	679,739
	1,287,543	1,198,801
Collateralized mortgage obligations	130,442	131,737
Total	$1,417,985	$1,330,538

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Gross gains	$9,710	$—	$47,608	$33,030
Gross losses	—	—	—	—
Net realized gains	$9,710	$—	$47,608	$33,030

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	September 30, 2014	December 31, 2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$22,510,956	$20,209,209
Real estate – construction	1,977,784	1,736,348
Commercial real estate – mortgage	9,498,561	9,106,329
Total commercial loans	33,987,301	31,051,886
Consumer loans:
Residential real estate – mortgage	13,606,816	12,706,879
Equity lines of credit	2,259,561	2,236,367
Equity loans	629,047	644,068
Credit card	631,000	660,073
Consumer – direct	609,980	516,572
Consumer – indirect	2,704,772	2,116,981
Total consumer loans	20,441,176	18,880,940
Covered loans	580,756	734,190
Total loans	$55,009,233	$50,667,016
Purchased Impaired Loans
Purchased Impaired Loans are recognized on the Company's Unaudited Condensed Consolidated Balance Sheets within loans, net of recorded discount. The following table presents the unpaid principal balance, discount, allowance for loan losses and carrying value of the Purchased Impaired Loans.

	September 30, 2014	December 31, 2013
	(In Thousands)
Unpaid principal balance	$393,351	$449,429
Discount	(24,092)	(60,069)
Allowance for loan losses	(4,198)	(243)
Carrying value	$365,061	$389,117
An analysis of the accretable yield related to the Purchased Impaired Loans follows.

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$105,698	$136,992
Transfer from nonaccretable difference	7,229	32,831
Accretion	(39,925)	(49,916)
Other	—	1,516
Balance at end of period	$73,002	$121,423
The Company had allowances of $4.2 million and $243 thousand related to Purchased Impaired Loans at September 30, 2014 and December 31, 2013, respectively. During the three months ended September 30, 2014 and 2013, the Company recognized $(3.3) million and $(800) thousand, respectively, of provision for loan losses attributable to credit improvements subsequent to acquisition of these loans. During the nine months ended September 30, 2014 and 2013, the Company recognized $(800) thousand and $(5.4) million, respectively, of provision for loan losses attributable to credit improvements subsequent to acquisition of these loans.
Purchased Nonimpaired Loans
At acquisition, Purchased Nonimpaired Loans were determined to have fair value discounts, some of which were related to credit. The portion of the fair value discount not related to credit is being accreted to interest income over the expected remaining life of the loans based on expected cash flows. For the three months ended September 30, 2014 and 2013 approximately $19.4 million and $51.3 million, respectively, of interest income was recognized on these loans. For the nine months ended September 30, 2014 and 2013 approximately $92.6 million and $221.4 million, respectively, of interest income was recognized on these loans. The discount related to credit on the Purchased Nonimpaired Loans is reviewed for adequacy at each balance sheet date. If the expected losses exceed the credit discount, an allowance for loan losses is provided. If the expected losses are reduced, the related credit discount is accreted to interest income over the expected remaining life of the loans.
The following table presents the unpaid principal balance, discount, allowance for loan losses, and carrying value of the Purchased Nonimpaired Loans.

	September 30, 2014	December 31, 2013
	(In Thousands)
Unpaid principal balance	$337,255	$520,723
Discount	(125,758)	(175,893)
Allowance for loan losses	(2,408)	(2,711)
Carrying value	$209,089	$342,119
The following table reflects the recorded investment in all covered Purchased Impaired Loans and Purchased Nonimpaired Loans.

	September 30, 2014			December 31, 2013
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total Covered Loans
	(In Thousands)
Commercial, financial and agricultural	$—	$45,450	$45,450	$—	$40,892	$40,892
Commercial real estate (1)	—	21,220	21,220	4,760	141,333	146,093
Residential real estate – mortgage (2)	369,259	138,550	507,809	384,588	155,452	540,040
Consumer loans	—	6,277	6,277	12	7,153	7,165
Total loans	$369,259	$211,497	$580,756	$389,360	$344,830	$734,190

(1)	Includes real estate – construction and commercial real estate - mortgage.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

FDIC Indemnification Asset (Liability)
The Company has entered into loss sharing agreements with the FDIC that require the FDIC to reimburse the Bank for losses with respect to covered loans and covered OREO. In addition, the provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. Activity associated with the Company's estimate of the potential amount of this payment is included in the table below. See Note 8, Commitments, Contingencies and Guarantees, for additional information related to the loss sharing agreements. A summary of the activity in the FDIC indemnification asset (liability) is presented in the following table.

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$24,315	$271,928
Increase (decrease) due to credit loss provision (benefit) recorded on FDIC covered loans	5,374	(8,489)
Amortization and accretion, net	(82,277)	(199,021)
Payments to FDIC for covered assets	13,863	20,323
Other	(3,833)	(4,196)
Balance at end of period	$(42,558)	$80,545
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

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$317,790	$142,941	$153,694	$88,784	$11,551	$714,760
Provision charged to income	(6,889)	(8,180)	6,963	16,216	(4,241)	3,869
Loans charged off	(3,404)	(555)	(9,852)	(20,514)	(1,124)	(35,449)
Loan recoveries	3,818	1,285	3,266	3,909	420	12,698
Net charge offs	414	730	(6,586)	(16,605)	(704)	(22,751)
Ending balance	$311,315	$135,491	$154,071	$88,395	$6,606	$695,878
Three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$290,188	$182,613	$158,793	$83,702	$8,215	$723,511
Provision charged to income	16,690	(13,901)	19,862	17,307	(2,424)	37,534
Loans charged off	(7,833)	(6,525)	(23,996)	(17,674)	(3,019)	(59,047)
Loan recoveries	3,685	3,120	3,926	4,064	1,144	15,939
Net charge offs	(4,148)	(3,405)	(20,070)	(13,610)	(1,875)	(43,108)
Ending balance	$302,730	$165,307	$158,585	$87,399	$3,916	$717,937

Nine Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Provision charged to income	30,107	(17,959)	27,675	46,014	550	86,387
Loans charged off	(23,855)	(10,506)	(39,421)	(62,887)	(2,131)	(138,800)
Loan recoveries	12,736	4,996	10,242	14,365	5,233	47,572
Net charge offs	(11,119)	(5,510)	(29,179)	(48,522)	3,102	(91,228)
Ending balance	$311,315	$135,491	$154,071	$88,395	$6,606	$695,878
Nine Months Ended September 30, 2013
Allowance for loan losses:
Beginning balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Provision charged to income	37,167	(70,315)	73,709	50,936	(10,111)	81,386
Loans charged off	(31,044)	(34,268)	(96,289)	(52,744)	(6,444)	(220,789)
Loan recoveries	13,549	15,566	8,900	13,804	2,668	54,487
Net charge offs	(17,495)	(18,702)	(87,389)	(38,940)	(3,776)	(166,302)
Ending balance	$302,730	$165,307	$158,585	$87,399	$3,916	$717,937

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
September 30, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$20,620	$6,403	$39,683	$1,031	$—	$67,737
Collectively evaluated for impairment	290,695	129,088	114,388	87,364	—	621,535
Covered purchased impaired	—	—	—	—	4,198	4,198
Covered purchased nonimpaired	—	—	—	—	2,408	2,408
Total allowance for loan losses	$311,315	$135,491	$154,071	$88,395	$6,606	$695,878
Loans:
Ending balance of loans:
Individually evaluated for impairment	$70,086	$114,165	$192,909	$1,431	$—	$378,591
Collectively evaluated for impairment	22,440,870	11,362,180	16,302,515	3,944,321	—	54,049,886
Covered purchased impaired	—	—	—	—	369,259	369,259
Covered purchased nonimpaired	—	—	—	—	211,497	211,497
Total loans	$22,510,956	$11,476,345	$16,495,424	$3,945,752	$580,756	$55,009,233
December 31, 2013
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28,828	$9,408	$41,989	$1,526	$—	$81,751
Collectively evaluated for impairment	263,499	149,552	113,586	89,377	—	616,014
Covered purchased impaired	—	—	—	—	243	243
Covered purchased nonimpaired	—	—	—	—	2,711	2,711
Total allowance for loan losses	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Loans:
Ending balance of loans:
Individually evaluated for impairment	$138,047	$167,598	$196,723	$1,625	$—	$503,993
Collectively evaluated for impairment	20,071,162	10,675,079	15,390,591	3,292,001	—	49,428,833
Covered purchased impaired	—	—	—	—	389,360	389,360
Covered purchased nonimpaired	—	—	—	—	344,830	344,830
Total loans	$20,209,209	$10,842,677	$15,587,314	$3,293,626	$734,190	$50,667,016

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer – direct and consumer – indirect loans.

The following table presents information on individually analyzed impaired loans, by loan class.

	September 30, 2014
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$6,098	$12,694	$—	$63,988	$75,458	$20,620
Real estate – construction	4,509	5,040	—	2,851	3,420	507
Commercial real estate – mortgage	20,144	20,940	—	86,661	92,631	5,896
Residential real estate – mortgage	10,031	10,031	—	104,205	104,289	6,988
Equity lines of credit	—	—	—	24,189	24,235	22,815
Equity loans	—	—	—	54,484	54,814	9,880
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	88	88	33
Consumer – indirect	—	—	—	1,343	1,343	998
Total loans	$40,782	$48,705	$—	$337,809	$356,278	$67,737

	December 31, 2013
	Individually Analyzed Impaired Loans With No Recorded Allowance			Individually Analyzed Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$19,984	$27,639	$—	$118,063	$138,092	$28,828
Real estate – construction	1,314	1,555	—	9,248	10,812	836
Commercial real estate – mortgage	51,303	54,821	—	105,733	112,177	8,572
Residential real estate – mortgage	1,906	1,906	—	115,550	115,734	7,378
Equity lines of credit	—	—	—	23,593	24,021	23,190
Equity loans	—	—	—	55,674	55,794	11,421
Credit card	—	—	—	—	—	—
Consumer – direct	—	—	—	182	181	83
Consumer – indirect	—	—	—	1,443	1,443	1,443
Total loans	$74,507	$85,921	$—	$429,486	$458,254	$81,751

The following table presents information on individually analyzed impaired loans, by loan class.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$70,256	$182	$151,326	$286
Real estate – construction	9,054	58	16,666	94
Commercial real estate – mortgage	108,323	754	196,009	1,219
Residential real estate – mortgage	112,912	724	125,699	773
Equity lines of credit	24,010	268	23,835	254
Equity loans	54,506	432	51,822	395
Credit card	—	—	—	—
Consumer – direct	94	1	216	2
Consumer – indirect	1,276	1	1,735	1
Total loans	$380,431	$2,420	$567,308	$3,024

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$95,116	$970	$128,472	$1,007
Real estate – construction	9,421	177	64,136	637
Commercial real estate – mortgage	122,358	2,531	222,189	3,478
Residential real estate – mortgage	113,579	2,168	147,853	2,710
Equity lines of credit	23,641	773	10,527	335
Equity loans	54,977	1,286	40,600	1,086
Credit card	—	—	—	—
Consumer – direct	131	3	170	30
Consumer – indirect	1,283	3	801	12
Total loans	$420,506	$7,911	$614,748	$9,295
The tables above do not include Purchased Impaired Loans or loans held for sale. At September 30, 2014, there were $1.4 million and $5.2 million of recorded investment and unpaid principal balance on covered Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually analyzed for impairment, respectively. There was no allowance for loan losses associated with these loans. At December 31, 2013, there were $4.8 million, $10.9 million, and $243 thousand of recorded investment, unpaid principal balance and allowance for loan losses on covered Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually analyzed for impairment, respectively. Covered Purchased Nonimpaired Loans are not included in the tables above as they are evaluated collectively on a pool basis and not on an individual basis.
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

	Commercial
	September 30, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$22,036,391	$1,959,687	$9,134,217
Special Mention	254,768	8,832	183,690
Substandard	188,293	7,891	153,722
Doubtful	31,504	1,374	26,932
	$22,510,956	$1,977,784	$9,498,561

	December 31, 2013
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$19,582,014	$1,707,719	$8,562,261
Special Mention	353,638	9,918	271,500
Substandard	261,995	17,112	243,042
Doubtful	11,562	1,599	29,526
	$20,209,209	$1,736,348	$9,106,329

	Consumer
	September 30, 2014
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer - Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,499,841	$2,222,138	$608,848	$622,226	$607,594	$2,701,787
Nonperforming	106,975	37,423	20,199	8,774	2,386	2,985
	$13,606,816	$2,259,561	$629,047	$631,000	$609,980	$2,704,772

	December 31, 2013
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer -Direct	Consumer –Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,601,515	$2,199,827	$621,897	$649,796	$513,630	$2,113,918
Nonperforming	105,364	36,540	22,171	10,277	2,942	3,063
	$12,706,879	$2,236,367	$644,068	$660,073	$516,572	$2,116,981
Covered loans are excluded from the table above as an initial estimate of credit losses was embedded within the initial purchase discount established at acquisition. Periodically, the Company updates its estimated cash flows related to these covered loans. Increases in these updated cash flows over those expected at the purchase date are recognized as interest income prospectively. Decreases in estimated cash flows after the purchase date are recognized by recording an allowance for credit losses. Generally, since the acquisition of these covered loans, there has been considerable improvement in the expected credit losses with some minimal deterioration in credit quality seen within specific loans and pools of loans. To account for the subsequent deterioration in credit, an allowance for loan losses of $7 million was recorded on the $581 million covered portfolio at September 30, 2014 and an allowance for loan losses of $3 million was recorded on the $734 million covered loans portfolio at December 31, 2013.
The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale and Purchased Impaired Loans.

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$12,846	$3,261	$838	$79,577	$10,444	$106,966	$22,403,990	$22,510,956
Real estate – construction	526	109	464	9,928	672	11,699	1,966,085	1,977,784
Commercial real estate – mortgage	7,716	3,129	3,448	92,718	43,023	150,034	9,348,527	9,498,561
Residential real estate – mortgage	37,711	20,447	2,474	104,192	72,590	237,414	13,369,402	13,606,816
Equity lines of credit	8,046	3,966	3,308	34,115	—	49,435	2,210,126	2,259,561
Equity loans	5,624	2,746	1,068	18,637	42,595	70,670	558,377	629,047
Credit card	5,566	3,718	8,774	—	—	18,058	612,942	631,000
Consumer – direct	7,751	1,678	1,984	402	57	11,872	598,108	609,980
Consumer – indirect	30,348	6,379	1,389	1,596	—	39,712	2,665,060	2,704,772
Covered loans	1,057	689	4,088	3,772	2,399	12,005	199,492	211,497
Total loans	$117,191	$46,122	$27,835	$344,937	$171,780	$707,865	$53,932,109	$54,639,974

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$9,485	$6,111	$2,212	$128,231	$25,548	$171,587	$20,037,622	$20,209,209
Real estate – construction	4,258	1,862	240	14,183	3,801	24,344	1,712,004	1,736,348
Commercial real estate – mortgage	9,521	4,869	797	129,672	59,727	204,586	8,901,743	9,106,329
Residential real estate – mortgage	48,597	22,629	2,460	102,904	74,236	250,826	12,456,053	12,706,879
Equity lines of credit	12,230	6,252	5,109	31,431	—	55,022	2,181,345	2,236,367
Equity loans	7,630	3,170	1,167	20,447	42,850	75,264	568,804	644,068
Credit card	5,955	4,676	10,277	—	—	20,908	639,165	660,073
Consumer – direct	8,736	3,000	2,402	540	91	14,769	501,803	516,572
Consumer – indirect	24,945	5,276	1,540	1,523	—	33,284	2,083,697	2,116,981
Covered loans	1,247	290	4,122	5,425	3,455	14,539	330,291	344,830
Total loans	$132,604	$58,135	$30,326	$434,356	$209,708	$865,129	$49,412,527	$50,277,656

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

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$188	$18,517	$18,705	$10,256	$28,961
Real estate – construction	—	—	—	175	175	672	847
Commercial real estate – mortgage	—	21	—	10,208	10,229	43,002	53,231
Residential real estate – mortgage	5,098	2,485	309	29,118	37,010	64,698	101,708
Equity lines of credit	—	—	—	24,189	24,189	—	24,189
Equity loans	2,094	2,069	494	11,994	16,651	37,938	54,589
Credit card	—	—	—	—	—	—	—
Consumer – direct	—	—	—	32	32	57	89
Consumer – indirect	—	—	—	1,342	1,342	—	1,342
Covered loans	6	214	—	1,369	1,589	2,179	3,768
Total loans	$7,198	$4,789	$991	$96,944	$109,922	$158,802	$268,724

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$5	$—	$—	$20,498	$20,503	$25,543	$46,046
Real estate – construction	32	50	—	181	263	3,719	3,982
Commercial real estate – mortgage	2,345	—	—	13,910	16,255	57,382	73,637
Residential real estate – mortgage	3,755	2,747	760	30,492	37,754	66,974	104,728
Equity lines of credit	—	—	—	24,592	24,592	—	24,592
Equity loans	1,799	1,022	557	12,823	16,201	39,472	55,673
Credit card	—	—	—	—	—	—	—
Consumer – direct	—	—	—	90	90	91	181
Consumer – indirect	—	—	—	1,443	1,443	—	1,443
Covered loans	21	—	—	5,428	5,449	3,434	8,883
Total loans	$7,957	$3,819	$1,317	$109,457	$122,550	$196,615	$319,165
As of September 30, 2014, there were no loans held for sale classified as TDRs. At December 31, 2013, there were $3.6 million of nonaccrual loans held for sale classified as TDRs.
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the

Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended September 30, 2014, $1.4 million of TDR modifications included an interest rate concession and $19.6 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended September 30, 2013, $5.2 million of TDR modifications included an interest rate concession and $3.3 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2014, $8.3 million of TDR modifications included an interest rate concession and $33.0 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2013, $24.1 million of TDR modifications included an interest rate concession and $57.9 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$14,118	1	$1,351
Real estate – construction	2	405	—	—
Commercial real estate – mortgage	—	—	1	115
Residential real estate – mortgage	18	3,255	21	2,527
Equity lines of credit	32	1,946	22	898
Equity loans	13	920	31	3,388
Credit card	—	—	—	—
Consumer – direct	—	—	2	5
Consumer – indirect	21	343	20	184
Covered loans	1	3	1	22

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	4	$14,281	7	$6,410
Real estate – construction	2	405	3	2,409
Commercial real estate – mortgage	9	6,586	14	3,947
Residential real estate – mortgage	74	8,373	190	26,038
Equity lines of credit	129	6,426	482	24,134
Equity loans	54	4,237	390	16,648
Credit card	—	—	—	—
Consumer – direct	—	—	17	138
Consumer – indirect	71	1,015	404	2,188
Covered loans	1	3	3	71
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

For the three and nine months ended September 30, 2014 and 2013, charge-offs and changes to the allowance related to modifications classified as TDRs, excluding the nonreaffirmed loans discharged in bankruptcy, were not material.
The Company considers TDRs 90 days or more past due, charged off or classified as nonaccrual subsequent to modification, where the loan was not classified as a nonperforming loan at the time of modification, as subsequently defaulted.
The following tables provide a summary of initial subsequent defaults that occurred within one year of the restructure date. The table excludes loans classified as held for sale as of period-end and includes loans no longer in default as of period-end.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	1	422
Residential real estate – mortgage	2	144	2	201
Equity lines of credit	—	—	5	309
Equity loans	3	381	5	370
Credit card	—	—	—	—
Consumer – direct	—	—	—	—
Consumer – indirect	—	—	—	—
Covered loans	—	—	1	35

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	1	$9,531
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	2,198	2	529
Residential real estate – mortgage	2	144	12	2,336
Equity lines of credit	3	275	5	309
Equity loans	7	763	6	424
Credit card	—	—	—	—
Consumer – direct	—	—	—	—
Consumer – indirect	—	—	—	—
Covered loans	—	—	1	35
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
At September 30, 2014 and December 31, 2013, there were $4.0 million and $3.9 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.

(5) Loan Sales and Servicing
The following table presents the composition of the loans held for sale portfolio.

	September 30, 2014	December 31, 2013
	(In Thousands)
Loans held for sale:
Real estate – construction	$—	$4,447
Commercial real estate – mortgage	—	2,912
Residential real estate – mortgage	190,882	139,750
Total loans held for sale	$190,882	$147,109
During the nine months ended September 30, 2014 and 2013, the Company transferred loans with a recorded balance immediately preceding the transfer totaling $14 million and $76 million, respectively, from the held for investment portfolio to loans held for sale. The Company recognized charge-offs upon transfer of these loans totaling $4.3 million and $22.0 million, respectively. There were no loans transferred from the held for investment portfolio to the loans held for sale portfolio during the three months ended September 30, 2014 and 2013. The Company sold loans and loans held for sale, excluding loans originated for sale in the secondary market, with a recorded balance of $1 million and $102 million during the three and nine months ended September 30, 2014, respectively, and $49 million and $163 million during the three and nine months ended September 30, 2013, respectively.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $367 million and $736 million for the three and nine months ended September 30, 2014, respectively, and $422 million and $1.3 billion for the three and nine months ended September 30, 2013, respectively. The Company recognized net gains (losses) of $11.7 million and $22.9 million on the sale of residential mortgage loans originated for sale during the three and nine months ended September 30, 2014, respectively, and $(4.1) million and $15.7 million for the three and nine months ended September 30, 2013, respectively. These gains (losses) were recorded in mortgage banking income in the Company’s Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During the three and nine months ended September 30, 2014, the Company sold $367 million and $736 million, respectively, of residential mortgage loans originated for sale where the Company retained servicing responsibilities. During the three and nine months ended September 30, 2013, the Company sold $422 million and $1.3 billion, respectively, of residential mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of debtors to pay when due. At September 30, 2014 and December 31, 2013, the Company was servicing $3.2 billion and $2.7 billion, respectively, of residential mortgage loans sold with retained servicing. These loans are not included in loans on the Company’s Unaudited Condensed Consolidated Balance Sheets.
In connection with residential mortgage loans sold with retained servicing, the Company receives annual servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $4.1 million and $11.4 million during the three and nine months ended September 30, 2014, respectively. The Company recognized servicing fees of $3.0 million and $7.1 million during the three and nine months ended September 30, 2013, respectively. These fees were recorded as a component of other noninterest income in the Company’s Unaudited Condensed Consolidated Statements of Income. At September 30, 2014 and December 31, 2013, the Company had recorded $35 million and $30 million of servicing assets, respectively, under the fair value method in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s residential MSRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Carrying value, at beginning of period	$31,104	$22,623	$30,065	$13,255
Additions	4,060	4,865	8,066	13,998
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	367	1,914	(1,427)	2,960
Due to other changes in fair value (1)	(639)	(341)	(1,812)	(1,152)
Carrying value, at end of period	$34,892	$29,061	$34,892	$29,061

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At September 30, 2014 and December 31, 2013, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Fair value of residential mortgage servicing rights	$34,892	$30,065
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.1%	96.4%
Adjustable rate mortgage loans	3.9	3.6
Total	100.0%	100.0%
Weighted average life (in years)	6.4	6.9
Prepayment speed:	10.0%	8.8%
Effect on fair value of a 10% increase	$(1,085)	$(743)
Effect on fair value of a 20% increase	(2,131)	(1,492)
Weighted average discount rate:	10.1%	10.0%
Effect on fair value of a 10% increase	$(1,272)	$(1,167)
Effect on fair value of a 20% increase	(2,453)	(2,247)
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

	September 30, 2014			December 31, 2013
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,423,950	$62,272	$164	$423,950	$67,623	$—
Total fair value hedges		62,272	164		67,623	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	600,000	2,234	2,116	200,000	3,652	—
Swaps related to FHLB advances	320,000	—	12,071	320,000	—	11,862
Total cash flow hedges		2,234	14,187		3,652	11,862
Total derivatives designated as hedging instruments		$64,506	$14,351		$71,275	$11,862

Free-standing derivatives not designated as hedging instruments:
Free-standing derivative instruments-risk management and other purposes:
Interest rate contracts:
Forward and option contracts related to held for sale mortgages	$270,600	$97	$795	$171,364	$1,727	$56
Equity contracts:
Purchased equity option related to equity-linked CDs	778,355	72,561	—	588,377	47,875	—
Swap associated with sale of Visa, Inc. Class B shares	46,705	—	1,168	49,748	—	1,244
Foreign exchange contracts:
Forwards related to commercial loans	669,410	9,372	225	424,797	1,072	2,690
Spots related to commercial loans	41,702	1	133	41,133	55	56
Total free-standing derivative instruments-risk management and other purposes		$82,031	$2,321		$50,729	$4,046
Free-standing derivative instruments – customer accommodation:
Futures contracts (3)	$427,000	$—	$—	$657,000	$—	$—
Interest rate lock commitments	226,010	2,981	2	129,791	947	57
Written equity option related to equity-linked CDs	754,859	—	70,894	576,196	—	46,573
Trading account assets and liabilities:
Interest rate contracts for customers	15,946,776	247,415	188,608	13,474,347	262,578	200,899
Commodity contracts for customers	453,899	10,990	9,692	906,650	23,132	18,373
Foreign exchange contracts for customers	356,217	4,952	4,266	145,175	4,450	3,894
Total trading account assets and liabilities		263,357	202,566		290,160	223,166
Total free-standing derivative instruments- customer accommodations		$266,338	$273,462		$291,107	$269,796

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
The Company recognized no gains or losses for the three and nine months ended September 30, 2014 and 2013 related to hedged firm commitments no longer qualifying as a fair value hedge. At September 30, 2014, the fair value hedges had a weighted average expected remaining term of 4.3 years.
During the nine months ended September 30, 2013, the Company partially extinguished $126 million in aggregate principal amount of subordinated debentures. In connection with this extinguishment, the Company unwound $126 million of swaps associated with this issuance and recognized a proportional amount of the swap gains related to the terminated swaps as a component of gain on prepayment of FHLB and other borrowings in the Company's Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2013.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains or losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2014	2013	2014	2013
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(5,391)	$(2,271)	$(5,515)	$(29,995)
Hedged long term debt	Interest on FHLB and other borrowings	4,829	2,748	5,048	30,792
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	6,081	5,209	18,114	17,550
There were no material fair value hedging gains or losses recognized because of hedge ineffectiveness for the three and nine months ended September 30, 2014 and 2013.

Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and nine months ended September 30, 2014 and 2013. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and nine months ended September 30, 2014 and 2013.
At September 30, 2014, cash flow hedges not terminated had a net fair value of $(12.0) million and a weighted average life of 3.1 years. Based on the current interest rate environment, $2.2 million of losses are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 6.8 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$(706)	$226	$(2,388)	$6,491
Amount reclassified from accumulated other comprehensive income into net interest income	(41)	(1,524)	(1,768)	(3,800)
Amount of ineffectiveness recognized in net interest income	—	—	—	—
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2014	2013	2014	2013
		(In Thousands)
Interest rate contracts:
Forward & option contracts related to residential mortgage loans held for sale	Mortgage banking income	$1,558	$(17,705)	$(2,549)	$(4,961)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	17,979	6,527	24,686	11,769
Foreign currency contracts:
Forward contracts related to commercial loans	Other income	44,452	(15,721)	27,022	(4,700)
Spot contracts related to commercial loans	Other income	(4,459)	1,683	(1,052)	878
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2014	2013	2014	2013
		(In Thousands)
Futures contracts	Corporate and correspondent investment sales	$87	$(339)	$(146)	$278
Interest rate contracts:
Interest rate contracts for customers	Corporate and correspondent investment sales	4,800	5,944	13,958	22,252
Interest rate lock commitments	Mortgage banking income	(842)	3,289	2,089	(1,194)
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	191	(6)	94	20
Foreign currency contracts:
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	309	63	679	346
Equity contracts:
Written equity option related to equity-linked CDs	Other expense	(17,777)	(6,482)	(24,321)	(11,637)
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
The Company’s derivatives activities are monitored by its Asset/Liability Committee as part of its risk-management oversight. The Company’s Asset/Liability Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At September 30, 2014, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $263 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $125 thousand and $1.6 million in credit losses associated with derivative instruments classified as trading for the three months ended September 30, 2014 and 2013, respectively. There were $851 thousand and $3.3 million in credit losses associated with derivative instruments classified as trading for the nine months ended September 30, 2014 and 2013, respectively. At

September 30, 2014, there were $72 thousand nonperforming derivative positions classified as trading and at December 31, 2013 there were $54 thousand nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at September 30, 2014 have credit risk of $74 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, there were no nonperforming derivative positions classified as nontrading.
As of September 30, 2014 and December 31, 2013, the Company had recorded the right to reclaim cash collateral of $32 million and $26 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $60 million and $38 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2014 was $55 million for which the Company has collateral requirements of $52 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on September 30, 2014, the Company’s collateral requirements to its counterparties would increase by $4 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2013 was $57 million for which the Company had collateral requirements of $54 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered on December 31, 2013, the Company’s collateral requirements to its counterparties would have increased by $3 million.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company enters into agreements under which it purchases/sells securities subject to an obligation to resell/repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased/sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities.
Securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by a MRA. Under the terms of the MRA, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted. These amounts are limited to the contract asset/liability balance, and accordingly, do not include excess collateral received/pledged. The Company offsets the assets and liabilities under netting arrangements for the balance sheet presentation of securities purchased under agreements to resell and securities sold under agreements to repurchase provided certain criteria are met that permit balance sheet netting. As of December 31, 2013, the Company had no repurchase agreements that were subject to enforceable master netting arrangements.
The following represents the Company’s assets/liabilities subject to an enforceable master netting arrangement. The derivative instruments the Company has with its customers are not subject to an enforceable master netting arrangement.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2014
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$248,622	$—	$248,622	$248,508	$—	$114

Derivative financial assets:
Subject to a master netting arrangement	$203,951	$—	$203,951	$17,855	$54,358	$131,738
Not subject to a master netting arrangement	208,924	—	208,924	—	—	208,924
Total derivative financial assets	$412,875	$—	$412,875	$17,855	$54,358	$340,662

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$219,973	$—	$219,973	$219,850	$—	$123

Derivative financial liabilities:
Subject to a master netting arrangement	$197,979	$—	$197,979	$34,626	$29,058	$134,295
Not subject to a master netting arrangement	92,155	—	92,155	—	—	92,155
Total derivative financial liabilities	$290,134	$—	$290,134	$34,626	$29,058	$226,450

December 31, 2013
Derivative financial assets:
Subject to a master netting arrangement	$192,771	$—	$192,771	$7,723	$37,189	$147,859
Not subject to a master netting arrangement	220,340	—	220,340	—	—	220,340
Total derivative financial assets	$413,111	$—	$413,111	$7,723	$37,189	$368,199

Derivative financial liabilities:
Subject to a master netting arrangement	$200,207	$—	$200,207	$46,466	$25,910	$127,831
Not subject to a master netting arrangement	85,497	—	85,497	—	—	85,497
Total derivative financial liabilities	$285,704	$—	$285,704	$46,466	$25,910	$213,328

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	September 30, 2014	December 31, 2013
	(In Thousands)
Commitments to extend credit	$27,313,485	$26,545,608
Standby and commercial letters of credit	1,971,051	2,093,159
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At September 30, 2014 and December 31, 2013, the recorded amount of these deferred fees was $6.1 million and $4.9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2014, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $2.0 billion. At September 30, 2014 and December 31, 2013, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $91 million and $76 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both September 30, 2014 and December 31, 2013, the amount of potential recourse was $20 million, of which the Company had reserved $626 thousand and $738 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At September 30, 2014 and December 31, 2013, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
Loss Sharing Agreement
In connection with the Guaranty Bank acquisition, the Bank entered into loss sharing agreements with the FDIC that covered approximately $9.7 billion of loans and OREO, excluding the impact of purchase accounting adjustments. In accordance with the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to the acquired loans and acquired OREO begins with the first dollar of incurred losses, as defined in the loss sharing agreements. The terms of the loss sharing agreements provide that the FDIC will reimburse the Bank for 80% of incurred losses up to $2.3 billion and 95% of incurred losses in excess of $2.3 billion. Gains and recoveries on covered assets offset incurred losses, or are paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expires in the fourth quarter of 2014.
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At September 30, 2014 and December 31, 2013, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $144 million and $140 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At September 30, 2014, the Company had accrued legal reserves in the amount of $10 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At September 30, 2014, there were no such matters where the Company determined a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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

•
U.S. Treasury and other U.S. government agencies securities are valued based on quoted market prices of identical assets on active exchanges (Level 1 measurements) or are valued based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, and bids/offers of government-sponsored enterprise securities (Level 2 measurements).

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

•
Other trading assets primarily consist of interest-only strips which are valued by an independent third-party. The independent third-party values the assets on a loan-by-loan basis using a discounted cash flow analysis that employs prepayment assumptions, discount rate assumptions, and default curves. The prepayment assumptions are created from actual SBA pool prepayment history. The discount rates are derived from actual SBA loan secondary market transactions. The default curves are created using historical observable and unobservable inputs. As such, interest-only strips are classified as Level 3 measurements. The Company’s SBA department is responsible for ensuring the appropriate application of the valuation, capitalization, and amortization policies of the Company’s interest-only strips. The department performs independent, internal valuations of the interest-only strips on a quarterly basis, which are then reconciled to the third-party valuations to ensure their validity.

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
At both September 30, 2014 and December 31, 2013, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $(2.3) million and $7.6 million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended September 30, 2014 and 2013, respectively. Net gains (losses) of $3.8 million and $(8.1) million resulting from changes in fair value of these loans were recorded in noninterest income during the nine months ended September 30, 2014 and 2013, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $1.8 million and $(17.7) million for the three months ended September 30, 2014 and 2013, respectively, and $(2.4) million and $(4.9) million for the nine months ended September 30, 2014 and 2013, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
September 30, 2014
Residential mortgage loans held for sale	$190,882	$184,639	$6,243
December 31, 2013
Residential mortgage loans held for sale	$139,750	$137,300	$2,450
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$244,718	$244,718	$—	$—
Other debt securities	5,221	—	5,221	—
Interest rate contracts	247,415	—	247,415	—
Commodity contracts	10,990	—	10,990	—
Foreign exchange contracts	4,952	—	4,952	—
Other trading assets	1,840	—	121	1,719
Total trading account assets	515,136	244,718	268,699	1,719
Loans held for sale	190,882	—	190,882	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	1,213,581	433,680	779,901	—
Mortgage-backed securities	4,694,399	—	4,694,399	—
Collateralized mortgage obligations	2,415,510	—	2,415,510	—
States and political subdivisions	488,787	—	488,787	—
Other debt securities	29,127	29,127	—	—
Equity securities (1)	59	53	—	6
Total investment securities available for sale	8,841,463	462,860	8,378,597	6
Derivative assets:
Interest rate contracts	67,584	—	64,603	2,981
Equity contracts	72,561	—	72,561	—
Foreign exchange contracts	9,373	—	9,373	—
Total derivative assets	149,518	—	146,537	2,981
Other assets	34,892	—	—	34,892
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$245,742	$245,742	$—	$—
Interest rate contracts	188,608	—	188,608	—
Commodity contracts	9,692	—	9,692	—
Foreign exchange contracts	4,266	—	4,266	—
Other debt securities	973	—	973	—
Other trading liabilities	120	—	120	—
Total trading account liabilities	449,401	245,742	203,659	—
Derivative liabilities:
Interest rate contracts	15,148	—	15,146	2
Equity contracts	70,894	—	70,894	—
Foreign exchange contracts	358	—	358	—
Total derivative liabilities	86,400	—	86,398	2

(1)	Excludes $485 million of FHLB and Federal Reserve stock required to be owned by the Company at September 30, 2014. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and nine months ended September 30, 2014 and 2013. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, July 1, 2013	$1,962	$6	$533	$22,623
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(172)	—	3,289	1,573
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	4,865
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2013	$1,790	$6	$3,822	$29,061
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2013	$(172)	$—	$3,289	$1,573

Balance, July 1, 2014	$1,709	$6	$3,821	$31,104
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	10	—	(842)	(272)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	4,060
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2014	$1,719	$6	$2,979	$34,892
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2014	$10	$—	$(842)	$(272)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30,	Other Trading Assets	States and Political Subdivisions	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2013	$2,083	$8	$6	$5,016	$13,255
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(293)	—	—	(1,194)	1,808
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	13,998
Sales	—	—	—	—	—
Settlements	—	(8)	—	—	—
Balance, September 30, 2013	$1,790	$—	$6	$3,822	$29,061
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2013	$(293)	$—	$—	$(1,194)	$1,808

Balance, January 1, 2014	$1,645	$—	$6	$890	$30,065
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	74	—	—	2,089	(3,239)
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	8,066
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, September 30, 2014	$1,719	$—	$6	$2,979	$34,892
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2014	$74	$—	$—	$2,089	$(3,239)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2014 and 2013 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,832	$—	$—	$3,832	$—	$(180)
Impaired loans (1)	137,398	—	—	137,398	(2,362)	(21,238)
OREO	17,058	—	—	17,058	(758)	(2,340)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,793	$—	$—	$2,793	$(968)	$(1,430)
Loans held for sale	7,465	—	—	7,465	—	182
Impaired loans (1)	160,659	—	—	160,659	(18,699)	(36,872)
OREO	41,493	—	—	41,493	(2,184)	3,396

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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
Loans held for sale – Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value and are evaluated on an individual basis. The fair value of each loan held for sale is based on the collateral value of the underlying asset. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 3. There were no loans held for sale subjected to nonrecurring fair value measurements at September 30, 2014.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	September 30, 2014	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,719	Discounted cash flow	Default rate	8.7%
			Prepayment rate	5.2% - 9.8% (6.9%)
Interest rate contracts	2,979	Discounted cash flow	Closing ratios (pull-through)	8.4% - 98.7% (52.4%)
			Cap grids	0.4% - 2.5% (1.0%)
Other assets - MSRs	34,892	Discounted cash flow	Discount rate	10.0% - 11.0% (10.1%)
			Constant prepayment rate or life speed	6.1% - 53.4% (10.0%)
			Cost to service	62.3% - 749.0% (66.0%)
Nonrecurring fair value measurements:
Investment securities held to maturity	$3,832	Discounted cash flow	Prepayment rate	5.8% - 6.5% (6.2%)
			Default rate	8.0% - 9.2% (8.6%)
			Loss severity	51.3% - 93.0% (72.2%)
Impaired loans	137,398	Appraised value	Appraised value	0.0% - 100.0% (32.2%)
OREO	17,058	Appraised value	Appraised value	8.0%

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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,915,534	$4,915,534	$4,915,534	$—	$—
Trading account assets	515,136	515,136	244,718	268,699	1,719
Investment securities available for sale	9,326,413	9,326,413	462,860	8,378,597	484,956
Investment securities held to maturity	1,417,985	1,330,538	—	—	1,330,538
Loans held for sale	190,882	190,882	—	190,882	—
Loans, net	54,313,355	52,363,208	—	—	52,363,208
Derivative assets	149,518	149,518	—	146,537	2,981
Other assets	34,892	34,892	—	—	34,892
Liabilities:
Deposits	$60,270,958	$60,325,222	$—	$60,325,222	$—
FHLB and other borrowings	4,551,050	4,529,351	—	4,529,351	—
Federal funds purchased and securities sold under agreements to repurchase	809,053	809,053	—	809,053	—
Other short-term borrowings	246,835	246,835	—	246,835	—
Trading account liabilities	449,401	449,401	245,742	203,659	—
Derivative liabilities	86,400	86,400	—	86,398	2

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,598,460	$3,598,460	$3,598,460	$—	$—
Trading account assets	319,930	319,930	—	318,285	1,645
Investment securities available for sale	8,313,085	8,313,085	40,340	7,760,612	512,133
Investment securities held to maturity	1,519,196	1,405,258	—	—	1,405,258
Loans held for sale	147,109	147,109	—	139,750	7,359
Loans, net	49,966,297	47,822,339	—	—	47,822,339
Derivative assets	122,951	122,951	—	122,004	947
Other assets	30,065	30,065	—	—	30,065
Liabilities:
Deposits	$54,437,490	$54,492,651	$—	$54,492,651	$—
FHLB and other borrowings	4,298,707	4,287,220	—	4,287,220	—
Federal funds purchased and securities sold under agreements to repurchase	852,570	852,570	—	852,570	—
Other short-term borrowings	5,591	5,591	—	5,591	—
Trading account liabilities	228,757	228,757	—	228,757	—
Derivative liabilities	61,294	61,294	—	61,237	57
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

	Three Months Ended September 30,
	2014			2013
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$(17,597)	$(6,325)	$(11,272)	$(12,546)	$(4,602)	$(7,944)
Less: reclassification adjustment for net gains on sale of securities in net income	9,710	3,490	6,220	—	—	—
Net change in unrealized gains (losses) on securities available for sale	(27,307)	(9,815)	(17,492)	(12,546)	(4,602)	(7,944)
Change in unamortized net holding losses on investment securities held to maturity	3,745	1,347	2,398	3,218	1,178	2,040
Less: non-credit related impairment on investment securities held to maturity	—	—	—	—	—	—
Change in unamortized non-credit related impairment on investment securities held to maturity	387	138	249	269	98	171
Net change in unamortized holding losses on securities held to maturity	4,132	1,485	2,647	3,487	1,276	2,211
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(1,103)	(397)	(706)	356	130	226
Change in defined benefit plans	—	—	—	1	—	1
Other comprehensive income (loss)	$(24,278)	$(8,727)	$(15,551)	$(8,702)	$(3,196)	$(5,506)

	Nine Months Ended September 30,
	2014			2013
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$63,819	$22,936	$40,883	$(158,157)	$(57,896)	$(100,261)
Less: reclassification adjustment for net gains on sale of securities in net income	47,608	17,110	30,498	33,030	12,089	20,941
Net change in unrealized gains (losses) on securities available for sale	16,211	5,826	10,385	(191,187)	(69,985)	(121,202)
Change in unamortized net holding losses on investment securities held to maturity	11,213	4,030	7,183	12,753	4,668	8,085
Less: non-credit related impairment on investment securities held to maturity	235	84	151	2,288	838	1,450
Change in unamortized non-credit related impairment on investment securities held to maturity	1,141	409	732	1,982	725	1,257
Net change in unamortized holding losses on securities held to maturity	12,119	4,355	7,764	12,447	4,555	7,892
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(3,729)	(1,341)	(2,388)	10,198	3,707	6,491
Change in defined benefit plans	(2,672)	(1,001)	(1,671)	1,018	337	681
Other comprehensive income (loss)	$21,929	$7,839	$14,090	$(167,524)	$(61,386)	$(106,138)

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated (Gains) Losses on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2013	$86,379	$(13,387)	$(38,243)	$(8,691)	$26,058
Other comprehensive income (loss) before reclassifications	(100,261)	4,072	—	(1,450)	(97,639)
Amounts reclassified from accumulated other comprehensive income (loss)	(12,856)	2,419	681	1,257	(8,499)
Net current period other comprehensive income (loss)	(113,117)	6,491	681	(193)	(106,138)
Balance, September 30, 2013	$(26,738)	$(6,896)	$(37,562)	$(8,884)	$(80,080)

Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss) before reclassifications	40,883	(3,521)	—	(151)	37,211
Amounts reclassified from accumulated other comprehensive income (loss)	(23,315)	1,133	(1,671)	732	(23,121)
Net current period other comprehensive income (loss)	17,568	(2,388)	(1,671)	581	14,090
Balance, September 30, 2014	$(13,922)	$(7,677)	$(43,592)	$(8,655)	$(73,846)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$9,710	$—	$47,608	$33,030	Investment securities gains, net
	(3,745)	(3,218)	(11,213)	(12,753)	Interest on investment securities held to maturity
	5,965	(3,218)	36,395	20,277
	(2,143)	1,178	(13,080)	(7,421)	Income tax (expense) benefit
	$3,822	$(2,040)	$23,315	$12,856	Net of tax

Accumulated (Gains) Losses on Cash Flow Hedging Instruments	$1,727	$216	$3,551	$1,396	Interest and fees on loans
	(1,768)	(1,740)	(5,319)	(5,196)	Interest and fees on FHLB advances
	(41)	(1,524)	(1,768)	(3,800)
	15	554	635	1,381	Income tax benefit
	$(26)	$(970)	$(1,133)	$(2,419)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$2,672	$(1,018)	(2)
	—	—	(1,001)	337	Income tax (expense) benefit
	$—	$—	$1,671	$(681)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(387)	$(269)	$(1,141)	$(1,982)	Interest on investment securities held to maturity
	138	98	409	725	Income tax benefit
	$(249)	$(171)	$(732)	$(1,257)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2013, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$202,851	$197,911
Net income taxes paid	95,167	87,838
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$14,278	$39,165
Transfer of loans to loans held for sale	14,129	55,000
Change in unrealized gain (loss) on available for sale securities	16,211	(191,187)
Issuance of restricted stock, net of cancellations	(1,060)	(596)
Business combinations:
Assets acquired	117,068	—
Liabilities assumed	18,329	—

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
The Wealth and Retail Banking segment serves the Company’s consumer customers through its 673 full-service banking centers, private client offices throughout the U.S., and through the use of alternative delivery channels, such as the internet, mobile devices and telephone banking. The Wealth and Retail Banking segment provides individuals with comprehensive products and services, including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The Wealth and Retail Banking segment also provides private banking services to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services, to companies and their employees. In addition, the Wealth and Retail Banking segment serves the Company’s small business customers.
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
Corporate Support and Other includes activities that are not directly attributable to the operating segments, such as, the activities of the Parent and corporate support functions that are not directly attributable to a strategic business segment, as well as the elimination of intercompany transactions. Corporate Support and Other also includes activities associated with assets and liabilities of Guaranty Bank acquired by the Company in 2009 and the related FDIC indemnification asset as well as the activities associated with Simple acquired by the Company in 2014.

The following tables present the segment information for the Company’s segments.

	Three Months Ended September 30, 2014
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$209,186	$212,448	$14,804	$711	$44,819	$481,968
Allocated provision for loan losses	15,036	(5,136)	3,549	—	(9,580)	3,869
Noninterest income	172,579	58,410	41,465	16,045	(62,068)	226,431
Noninterest expense	324,001	117,615	38,318	5,093	48,115	533,142
Net income (loss) before income tax expense (benefit)	42,728	158,379	14,402	11,663	(55,784)	171,388
Income tax expense (benefit)	15,916	58,996	5,364	4,345	(56,851)	27,770
Net income (loss)	26,812	99,383	9,038	7,318	1,067	143,618
Less: net income attributable to noncontrolling interests	—	382	—	433	—	815
Net income (loss) attributable to shareholder	$26,812	$99,001	$9,038	$6,885	$1,067	$142,803
Average assets	$22,655,312	$30,431,008	$4,678,475	$13,238,660	$6,905,632	$77,909,087

	Three Months Ended September 30, 2013
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$204,443	$193,141	$12,356	$(3,451)	$95,422	$501,911
Allocated provision for loan losses	35,856	1,160	593	(38)	(37)	37,534
Noninterest income	160,531	59,988	43,548	7,598	(60,680)	210,985
Noninterest expense	319,140	111,898	29,626	4,428	57,047	522,139
Net income (loss) before income tax expense (benefit)	9,978	140,071	25,685	(243)	(22,268)	153,223
Income tax expense (benefit)	3,716	52,176	9,568	(91)	(23,439)	41,930
Net income (loss)	6,262	87,895	16,117	(152)	1,171	111,293
Less: net income attributable to noncontrolling interests	—	208	—	439	—	647
Net income (loss) attributable to shareholder	$6,262	$87,687	$16,117	$(591)	$1,171	$110,646
Average assets	$21,061,941	$26,552,591	$3,236,952	$11,363,589	$7,110,270	$69,325,343

	Nine Months Ended September 30, 2014
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$623,347	$622,085	$42,802	$4,072	$183,735	$1,476,041
Allocated provision for loan losses	68,103	27,939	1,504	—	(11,159)	86,387
Noninterest income	496,759	184,708	125,519	63,815	(189,597)	681,204
Noninterest expense	957,165	355,760	105,097	12,130	167,119	1,597,271
Net income (loss) before income tax expense (benefit)	94,838	423,094	61,720	55,757	(161,822)	473,587
Income tax expense (benefit)	35,327	157,603	22,991	20,770	(129,224)	107,467
Net income (loss)	59,511	265,491	38,729	34,987	(32,598)	366,120
Less: net income attributable to noncontrolling interests	—	464	—	1,308	—	1,772
Net income (loss) attributable to shareholder	$59,511	$265,027	$38,729	$33,679	$(32,598)	$364,348
Average assets	$22,173,516	$29,589,172	$4,344,414	$12,773,685	$6,893,604	$75,774,391

	Nine Months Ended September 30, 2013
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$610,148	$561,075	$38,657	$(32,167)	$357,459	$1,535,172
Allocated provision for loan losses	87,176	(12,571)	2,817	—	3,964	81,386
Noninterest income	480,353	171,273	101,882	74,520	(162,653)	665,375
Noninterest expense	955,056	329,320	89,442	11,399	237,287	1,622,504
Net income (loss) before income tax expense (benefit)	48,269	415,599	48,280	30,954	(46,445)	496,657
Income tax expense (benefit)	17,980	154,810	17,984	11,530	(56,271)	146,033
Net income (loss)	30,289	260,789	30,296	19,424	9,826	350,624
Less: net income attributable to noncontrolling interests	—	283	—	1,325	—	1,608
Net income (loss) attributable to shareholder	$30,289	$260,506	$30,296	$18,099	$9,826	$349,016
Average assets	$20,774,537	$25,330,361	$3,090,200	$13,385,470	$7,125,867	$69,706,435
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

The development and application of these methodologies is a dynamic process. Accordingly, prior period financials have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2013 segment information has been revised to conform to the 2014 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable to those presented by other financial institutions.
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

	September 30, 2014	December 31, 2013
	(In Thousands)
Derivative contracts
Cash flow hedges	$2,234	$3,652
Free-standing derivative instruments – risk management and other purposes	41,606	21,650
Free-standing derivative instruments – customer accommodation	(10,905)	(842)
Securities Purchased Under Agreement to Resell/ Securities Sold Under Agreement to Repurchase
The Company enters into agreements with BBVA as the counterparty under which it purchases/sells securities subject to an obligation to resell/repurchase the same or similar securities. The following represents the amount of securities purchased under agreement to resell and securities sold under agreement to repurchase where BBVA is the counterparty.

	September 30, 2014	December 31, 2013
	(In Thousands)
Securities purchased under agreement to resell	$248,622	$—
Securities sold under agreement to repurchase	219,973	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Executive Overview
General
Notable accomplishments for the Company during the three months ended September 30, 2014 included the following:

•	Balance sheet growth remained strong as total assets were $79.2 billion at September 30, 2014, an increase of 4.5% from June 30, 2014.

•	Credit quality - The Company's allowance for loan losses to period end loans decreased from 1.32% at June 30, 2014 to 1.27% at September 30, 2014.

•	The Company's risk-based and leverage capital ratios remained significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework.

•
The Bank closed the sale of $400 million aggregate principal amount of its 1.850% unsecured senior notes due 2017 and $600 million aggregate principal amount of its 2.750% unsecured senior notes due 2019.

In addition, on November 6, 2014, the Company announced a five year, $11 billion commitment toward supporting low- and moderate-income ("LMI") individuals and neighborhoods. As part of the commitment, the Bank pledged to originate $2.1 billion in mortgage loans to LMI homebuyers and in LMI neighborhoods, $6.2 billion for small business lending, $1.8 billion for community development lending, and to make $900 million in community development investments. The Bank also plans to unveil new delivery channels, products and services for LMI individuals in 2015, and made commitments to community service efforts and the establishment of a new community advisory board to provide guidance on the Bank's CRA program.
Financial Performance
Consolidated net income attributable to shareholder for the three months ended September 30, 2014 was $142.8 million compared to $110.6 million earned during the three months ended September 30, 2013. The increase in net income attributable to shareholder was primarily due to an increase in noninterest income and decreases in provision for loan losses and income tax expense, offset in part by an increase in noninterest expense and a decrease in net interest income.
Net interest income totaled $482.0 million for the three months ended September 30, 2014 compared to $501.9 million for the three months ended September 30, 2013. The net interest margin for the three months ended September 30, 2014 was 3.01%, a decline of 48 basis points compared to 3.49% for the three months ended September 30, 2013.

The decrease in net interest margin for the three months ended September 30, 2014 was driven by lower yields on earning assets, particularly yields on loans.
The provision for loan losses was $3.9 million for the three months ended September 30, 2014, which represented a decrease of $33.7 million compared to the three months ended September 30, 2013. Excluding covered loans, the provision for loan losses for the three months ended September 30, 2014 was $8.1 million compared to $40.0 million for the three months ended September 30, 2013. The decrease in provision for loan losses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to improvements in credit quality during 2014. Net charge-offs for the three months ended September 30, 2014 totaled $22.8 million compared to $43.1 million for the three months ended September 30, 2013. Net charge-offs excluding covered loans for the three months ended September 30, 2014 were $22.0 million, which represented a $19.2 million decrease from the three months ended September 30, 2013.
Noninterest income was $226.4 million, an increase of $15.4 million compared to the three months ended September 30, 2013. The increase in noninterest income was largely attributable to a $9.7 million increase in investment securities gains as well as an increase in retail investment sales of $5.6 million.
Noninterest expense was $533.1 million for the three months ended September 30, 2014, an increase of $11.0 million compared to the three months ended September 30, 2013. The higher level of noninterest expense was primarily attributable to a $21.0 million increase in salaries, benefits and commissions, an $8.3 million increase in professional services, and a $15.3 million increase in other noninterest expense principally resulting from a $12.1 million increase in FDIC insurance expense. These increases were partially offset by a $36.3 million decrease in FDIC indemnification expense.
Income tax expense was $27.8 million for the three months ended September 30, 2014 compared to $41.9 million for the three months ended September 30, 2013. This resulted in an effective tax rate of 16.2% for 2014 and 27.4% for 2013. The decrease in the effective tax rate for the three months ended September 30, 2014 was primarily driven by the release of the valuation allowance on net operating losses of BSI.
The Company's total assets at September 30, 2014 were $79.2 billion, an increase of $7.2 billion from December 31, 2013 levels. Total loans, excluding loans held for sale, were $55.0 billion at September 30, 2014, an increase of $4.3 billion or 8.6% from year-end December 31, 2013 levels. The growth in loans was primarily due to increases in commercial loans, residential mortgages and indirect auto lending. Deposits increased $5.8 billion or 10.7% compared to December 31, 2013, driven by transaction accounts, which increased 11.6% fueled by savings and money market growth. CDs increased 7.3% at September 30, 2014 compared to December 31, 2013 primarily related to growth in CDs due to certain product promotions.
Total shareholder's equity at September 30, 2014 was $11.9 billion, an increase of $439 million compared to December 31, 2013.
Capital
Under Federal Reserve Board capital adequacy guidelines that are currently in effect, to be well-capitalized the Company must generally maintain a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater.
The Company's Tier 1 risk-based capital ratio was 11.25% and 11.62% at September 30, 2014 and December 31, 2013, respectively. The Company's leverage ratio was 9.58% and 9.87% at September 30, 2014 and December 31, 2013, respectively. The Company's risk-based and leverage capital ratios remain significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework. The U.S. Basel III final rule revises the capital ratio thresholds in the prompt corrective action framework to reflect the new Basel III capital ratios. This aspect of the U.S. Basel III final rule will become effective on January 1, 2015.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. The Bank was not permitted to pay any dividends at September 30, 2014 and December 31, 2013 without regulatory approval.

The Parent paid a common dividend of $51 million to its shareholder, BBVA, during the three months ended September 30, 2014. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
During the three months ended September 30, 2014, the Bank established a Global Bank Note Program under which the Bank may from time to time issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue. In September 2014, the Bank issued $400 million aggregate principal amount of its 1.85% unsecured senior notes due 2017 and $600 million aggregate principal amount of its 2.75% unsecured senior notes due 2019.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $142.8 million and $110.6 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s results of operations for the three months ended September 30, 2014 reflected lower provision for loan losses attributable to improvements in credit quality and lower income tax expense as well as higher noninterest income. During the three months ended September 30, 2014, the Company also continued to experience lower net interest income due to higher rates paid on interest bearing liabilities.
Consolidated net income attributable to shareholder for the nine months ended September 30, 2014 was $364.3 million compared to $349.0 million earned during the first half of 2013. The Company's results of operations for the nine months ended September 30, 2014 reflected an increase in noninterest income and decreases in noninterest expense and income tax expense. The Company also continued to experience lower net interest income as a result of lower earning asset yields brought about from an extended period of historically low interest rates and subsequently lower yielding reinvestment opportunities.
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
Three Months Ended September 30, 2014 and 2013
Net interest income totaled $482.0 million for the three months ended September 30, 2014 compared to $501.9 million for the three months ended September 30, 2013.
Net interest income on a fully taxable equivalent basis totaled $500.8 million for the three months ended September 30, 2014 compared with $517.1 million for the three months ended September 30, 2013. Net interest income on a fully taxable equivalent basis decreased $16.2 million in 2014 compared to 2013. The decrease in net interest income was primarily the result of an increase in total interest bearing liabilities driven by an increase in the balances of savings and money market accounts and CDs for the three months ended September 30, 2014 compared to the same period in 2013.
Net interest margin was 3.01% for the three months ended September 30, 2014 compared to 3.49% for the three months ended September 30, 2013. The 48 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans.
The fully taxable equivalent yield for the three months ended September 30, 2014 for the loan portfolio was 3.75% compared to 4.30% for the same period in 2013. The yield on non-covered loans for the three months ended September 30, 2014 was 3.60% compared to 3.82% for the corresponding period in 2013. The 22 basis point decrease was primarily due to a higher volume of new loans originated at lower rates. The yield on covered loans for the three months ended

September 30, 2014 was 17.92% compared to 31.36% for the corresponding period in 2013. The decrease was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the investment securities portfolio was 2.26% for the three months ended September 30, 2014, compared to 2.21% for the three months ended September 30, 2013.
The average rate paid on interest bearing deposits was 0.62% for the three months ended September 30, 2014 compared to 0.53% for the three months ended September 30, 2013. The nine basis point increase in the average rate paid was driven by increases in rates on savings and money market accounts and certificates and other time deposits.
The average rate on FHLB and other borrowings for the three months ended September 30, 2014 was 1.70% compared to 1.58% for the corresponding period in 2013. The 12 basis point increase in the average rate paid on FHLB and other borrowings reflects higher rates on new FHLB advances that have replaced FHLB advances as they matured or were terminated.
Nine Months Ended September 30, 2014 and 2013
Net interest income totaled $1.5 billion for both the nine months ended September 30, 2014 and for the nine months ended September 30, 2013.
Net interest income on a fully taxable equivalent basis totaled $1.5 billion for the nine months ended September 30, 2014 compared with $1.6 billion for the nine months ended September 30, 2013. Net interest income on a fully taxable equivalent basis decreased $47.6 million for the nine months ended September 30, 2014 compared to the same period for 2013. The decrease in net interest income was primarily driven by a 51 basis point decrease in net interest spread due to lower interest earning asset yields, which decreased 50 basis points compared to the same period in 2013 as well as an increase in interest bearing liabilities. The decrease in net interest spread was partially offset by an increase in total interest earning assets due to loan growth.
Net interest margin was 3.18% for the nine months ended September 30, 2014 compared to 3.68% for the nine months ended September 30, 2013. The 50 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans.
The fully taxable equivalent yield for the nine months ended September 30, 2014 for the loan portfolio was 3.93% compared to 4.58% for the same period in 2013. The yield on non-covered loans for the nine months ended September 30, 2014 was 3.66% compared to 3.92% for the corresponding period in 2013. The 26 basis point decrease was primarily due to a higher volume of new loans originated at lower rates. The yield on covered loans for the nine months ended September 30, 2014 was 24.91% compared to 34.73% for the corresponding period in 2013. The decrease was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the total investment securities portfolio was 2.35% for the nine months ended September 30, 2014, compared to 2.29% for the nine months ended September 30, 2013. The increase was primarily driven by a decrease in premium amortization expense on mortgage-backed securities.
The average rate paid on interest bearing deposits was 0.59% for the nine months ended September 30, 2014 compared to 0.57% for the nine months ended September 30, 2013.
The average rate on FHLB and other borrowings was 1.61% for the nine months ended September 30, 2014 compared to 1.57% for the nine months ended September 30, 2013.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$54,756,383	$497,046	3.60%	$47,970,378	$461,562	3.82%	$173,364	$(137,880)	$35,484
Covered Loans	593,266	26,797	17.92	852,138	67,364	31.36	(16,826)	(23,741)	(40,567)
Loans (1) (2) (3)	55,349,649	523,843	3.75	48,822,516	528,926	4.30	156,538	(161,621)	(5,083)
Investment securities – AFS (tax exempt) (3)	488,143	5,119	4.16	490,641	5,427	4.39	(28)	(281)	(309)
Investment securities – AFS (taxable)	8,640,258	45,031	2.07	7,758,827	38,370	1.96	4,518	2,143	6,661
Total investment securities – AFS	9,128,401	50,150	2.18	8,249,468	43,797	2.11	4,490	1,862	6,352
Investment securities – HTM (tax exempt) (3)	1,152,622	8,622	2.97	1,247,842	9,595	3.05	(718)	(255)	(973)
Investment securities – HTM (taxable)	275,387	1,249	1.80	334,354	1,456	1.73	(554)	347	(207)
Total investment securities - HTM	1,428,009	9,871	2.74	1,582,196	11,051	2.77	(1,272)	92	(1,180)
Trading account securities (3)	133,453	937	2.79	119,066	872	2.91	262	(197)	65
Other (4)	66,241	47	0.28	36,420	65	0.71	168	(186)	(18)
Total earning assets	66,105,753	584,848	3.51	58,809,666	584,711	3.94	160,186	(160,050)	136
Noninterest earning assets:
Cash and due from banks	3,509,394			2,707,180
Allowance for loan losses	(712,811)			(723,496)
Net unrealized gain (loss) on investment securities available for sale	37,160			5,506
Other noninterest earning assets	8,969,591			8,526,487
Total assets	$77,909,087			$69,325,343
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,079,309	2,971	0.17	$6,575,743	2,735	0.17	211	25	236
Savings and money market accounts	22,479,532	24,256	0.43	19,133,391	15,596	0.32	3,037	5,623	8,660
Certificates and other time deposits	12,956,374	39,478	1.21	11,372,640	31,647	1.10	4,646	3,185	7,831
Foreign office deposits	120,989	58	0.19	103,323	53	0.20	24	(19)	5
Total interest bearing deposits	42,636,204	66,763	0.62	37,185,097	50,031	0.53	7,918	8,814	16,732
FHLB and other borrowings	3,827,684	16,399	1.70	4,304,941	17,129	1.58	(6,596)	5,866	(730)
Federal funds purchased and securities sold under agreements to repurchase	838,802	447	0.21	831,754	446	0.21	13	(12)	1
Other short-term borrowings	51,290	394	3.05	11,519	39	1.34	260	95	355
Total interest bearing liabilities	47,353,980	84,003	0.70	42,333,311	67,645	0.63	1,595	14,763	16,358
Noninterest bearing deposits	17,039,477			14,731,694
Other noninterest bearing liabilities	1,598,363			898,347
Total liabilities	65,991,820			57,963,352
Shareholder’s equity	11,917,267			11,361,991
Total liabilities and shareholder’s equity	$77,909,087			$69,325,343
Net interest income/net interest spread		$500,845	2.81%		$517,066	3.31%	$158,591	$(174,813)	$(16,222)
Net interest margin			3.01%			3.49%
Taxable equivalent adjustment		$18,877			$15,155
Net interest income		$481,968			$501,911

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$53,091,001	$1,454,943	3.66%	$46,083,053	$1,349,714	3.92%	$237,098	$(131,869)	$105,229
Covered Loans	660,487	123,064	24.91	1,018,610	264,629	34.73	(78,456)	(63,109)	(141,565)
Loans (1) (2) (3)	53,751,488	1,578,007	3.93	47,101,663	1,614,343	4.58	158,642	(194,978)	(36,336)
Investment securities – AFS (tax exempt) (3)	498,452	15,822	4.24	446,849	15,270	4.57	2,139	(1,587)	552
Investment securities – AFS (taxable)	8,374,817	135,407	2.16	8,052,308	123,614	2.05	5,064	6,729	11,793
Total investment securities – AFS	8,873,269	151,229	2.28	8,499,157	138,884	2.18	7,203	5,142	12,345
Investment securities – HTM (tax exempt) (3)	1,172,896	26,355	3.00	1,189,603	27,545	3.10	(383)	(807)	(1,190)
Investment securities – HTM (taxable)	292,503	3,955	1.81	351,972	5,202	1.98	(829)	(418)	(1,247)
Total investment securities - HTM	1,465,399	30,310	2.77	1,541,575	32,747	2.84	(1,212)	(1,225)	(2,437)
Trading account securities (3)	100,611	2,036	2.71	118,086	2,392	2.71	(352)	(4)	(356)
Other (4)	37,891	136	0.48	30,507	164	0.72	50	(78)	(28)
Total earning assets	64,228,658	1,761,718	3.67	57,290,988	1,788,530	4.17	164,331	(191,143)	(26,812)
Noninterest earning assets:
Cash and due from banks	3,346,640			4,305,498
Allowance for loan losses	(707,630)			(764,558)
Net unrealized gain (loss) on investment securities available for sale	40,216			120,058
Other noninterest earning assets	8,866,507			8,754,449
Total assets	$75,774,391			$69,706,435
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,269,983	9,066	0.17	$6,684,384	8,437	0.17	791	(162)	629
Savings and money market accounts	21,020,159	59,922	0.38	19,164,257	56,081	0.39	6,091	(2,250)	3,841
Certificates and other time deposits	12,733,405	111,717	1.17	11,899,480	95,501	1.07	6,897	9,319	16,216
Foreign office deposits	121,212	175	0.19	119,007	202	0.23	4	(31)	(27)
Total interest bearing deposits	41,144,759	180,880	0.59	37,867,128	160,221	0.57	13,783	6,876	20,659
FHLB and other borrowings	4,070,692	48,947	1.61	4,188,876	49,070	1.57	(1,855)	1,732	(123)
Federal funds purchased and securities sold under agreements to repurchase	885,147	1,384	0.21	984,940	1,577	0.21	(157)	(36)	(193)
Other short-term borrowings	27,183	516	2.54	12,679	87	0.92	169	260	429
Total interest bearing liabilities	46,127,781	231,727	0.67	43,053,623	210,955	0.66	11,940	8,832	20,772
Noninterest bearing deposits	16,349,912			14,281,481
Other noninterest bearing liabilities	1,509,944			1,085,963
Total liabilities	63,987,637			58,421,067
Shareholder’s equity	11,786,754			11,285,368
Total liabilities and shareholder’s equity	$75,774,391			$69,706,435
Net interest income/net interest spread		$1,529,991	3.00%		$1,577,575	3.51%	$152,391	$(199,975)	$(47,584)
Net interest margin			3.18%			3.68%
Taxable equivalent adjustment		$53,950			$42,403
Net interest income		$1,476,041			$1,535,172

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended September 30, 2014 and 2013
For the three months ended September 30, 2014, the Company recorded $3.9 million of provision for loan losses compared to $37.5 million of provision for loan losses for the three months ended September 30, 2013. Excluding covered loans, provision for loan losses for the three months ended September 30, 2014 was $8.1 million compared to $40.0 million for the three months ended September 30, 2013. The decrease in provision for loan losses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to improvements in the overall risk profile of the loan portfolio during 2014. The Company recorded net charge-offs of $22.8 million during the three months ended September 30, 2014 compared to $43.1 million during the corresponding period in 2013. Net charge-offs were 0.16% of average loans for the three months ended September 30, 2014 compared to 0.35% of average loans for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 and 2013
Provision for loan losses was $86.4 million for the nine months ended September 30, 2014, compared to $81.4 million for the nine months ended September 30, 2013. Excluding covered loans, provision for loan losses for the nine months ended September 30, 2014 was $85.8 million compared to $91.5 million for the nine months ended September 30, 2013. The increase in provision for loan losses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to loan growth during 2014 and was offset by improvements in credit quality during 2014. The Company recorded net charge-offs of $91.2 million during the nine months ended September 30, 2014 compared to $166.3 million during the corresponding period in 2013. Net charge-offs were 0.23% of average loans for the nine months ended September 30, 2014 compared to 0.47% of average loans for the nine months ended September 30, 2013.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Service charges on deposit accounts	$57,537	$54,229	$165,886	$164,601
Card and merchant processing fees	28,682	26,132	81,459	76,869
Retail investment sales	27,645	22,034	83,053	71,724
Investment banking and advisory fees	18,750	21,382	63,226	33,646
Asset management fees	10,666	10,438	31,959	31,143
Corporate and correspondent investment sales	5,388	8,011	22,016	26,954
Mortgage banking income	8,498	7,610	18,924	32,221
Bank owned life insurance	4,603	4,222	12,807	12,901
Investment securities gains, net	9,710	—	47,608	33,030
Gain (loss) on prepayment of FHLB and other borrowings	143	—	(315)	21,775
Other	54,809	56,927	154,581	160,511
Total noninterest income	$226,431	$210,985	$681,204	$665,375
Three Months Ended September 30, 2014 and 2013
Noninterest income was $226.4 million for the three months ended September 30, 2014 compared to $211.0 million for the three months ended September 30, 2013. The increase in noninterest income was largely attributable to an increase in investment securities gains as well as an increase in retail investment sales.
Card and merchant processing fees represent income related to customers’ utilization of their debit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $28.7 million for the three months ended September 30, 2014 compared to $26.1 million for the three months ended September 30, 2013. The increase was primarily related to Simple's debit card portfolio.
Retail investment sales for the three months ended September 30, 2014 increased to $27.6 million compared to $22.0 million for the three months ended September 30, 2013. The primary drivers of the increase were related to an increase of approximately $3.5 million in fixed income due in part to higher rates, which has increased demand for fixed annuities. The increase was also attributable to an increase of approximately $2.3 million in life and disability insurance fees.
Mortgage banking income for the three months ended September 30, 2014 was $8.5 million compared to $7.6 million for the three months ended September 30, 2013. Mortgage banking income for the three months ended September 30, 2014 included $10.3 million of origination fees and gains on sales of mortgage loans as well as losses of $1.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the three months ended September 30, 2013 included $12.9 million of origination fees and gains on sales of mortgage loans and losses of $5.3 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income for the three months ended September 30, 2014 compared to the corresponding period in 2013 was primarily driven by increased rates during the third quarter of 2013 which caused margins to tighten relative to the largely flat interest rate environment during the third quarter of 2014.
Investment securities gains, net increased to $9.7 million for the three months ended September 30, 2014, see "—Investment Securities" for more information related to the investment securities sales.

Nine Months Ended September 30, 2014 and 2013
For the nine months ended September 30, 2014 noninterest income was $681.2 million compared to $665.4 million for the nine months ended September 30, 2013. The increase in noninterest income was driven primarily by increases in retail investment sales, investment banking and advisory fees and investment securities gains offset by decreases in mortgage banking income, corporate and correspondent investment sales and losses on prepayment of FHLB and other borrowings.
Retail investment sales for the nine months ended September 30, 2014 increased to $83.1 million compared to $71.7 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in fixed annuity income related in part to higher rates, which has increased demand for fixed annuities.
Investment banking and advisory fees for the nine months ended September 30, 2014 increased to $63.2 million compared to $33.6 million for the nine months ended September 30, 2013. The increase was attributable to an increase in underwriting activity during the nine months ended September 30, 2014 compared to the corresponding period.
Mortgage banking income for the nine months ended September 30, 2014 was $18.9 million compared to $32.2 million for the corresponding period in 2013. Mortgage banking income for the nine months ended September 30, 2014 included $18.9 million of origination fees and gains on sales of mortgage loans as well as gains of $321 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the nine months ended September 30, 2013 included $44.2 million of origination fees and gains on sales of mortgage loans and losses of $11.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income for the nine months ended September 30, 2014 compared to the corresponding period in 2013 was primarily driven by decreased mortgage production volume of approximately 33% for the nine months ended September 30, 2014 relative to the same period in 2013, due to declines in refinancing activity caused by an increase in mortgage interest rates.
Investment securities gains, net increased to $47.6 million for the nine months ended September 30, 2014 compared to $33.0 million for the nine months ended September 30, 2013. See "—Investment Securities" for more information related to the investment securities sales.
The Company recognized a loss on prepayment of FHLB and other borrowings of $315 thousand for the nine months ended September 30, 2014 compared to a gain of $21.8 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company prepaid approximately $935 million of FHLB advances resulting in a $315 thousand net loss on the prepayment of FHLB advances and other borrowings. During the nine months ended September 30, 2013, the Company repurchased subordinated debentures totaling $126 million and prepaid approximately $200 million of FHLB advances which resulted in a $21.8 million net gain on prepayment of FHLB and other borrowings.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Salaries, benefits and commissions	$265,334	$244,373	$791,204	$743,601
Equipment	56,355	50,483	165,562	148,989
Professional services	52,463	44,195	148,652	133,198
Net occupancy	39,357	39,257	118,514	117,622
FDIC indemnification expense	18,748	55,064	80,736	211,706
Amortization of intangibles	12,635	14,884	38,800	46,386
Total securities impairment	—	968	180	1,430
Other	88,250	72,915	253,623	219,572
Total noninterest expense	$533,142	$522,139	$1,597,271	$1,622,504
Three Months Ended September 30, 2014 and 2013
Noninterest expense was $533.1 million for the three months ended September 30, 2014 compared to $522.1 million for the three months ended September 30, 2013. The higher level of noninterest expense was primarily attributable to increases in salaries, benefits and commissions, equipment expense, professional services and other noninterest expense. The increase in noninterest expense was partially offset by decreases in FDIC indemnification expense and amortization of intangibles.
Salaries, benefits and commissions increased to $265.3 million for the three months ended September 30, 2014 compared to $244.4 million for the three months ended September 30, 2013. The increase was attributable to BSI, the Simple acquisition that took place during the first quarter of 2014 and severance costs.
Equipment expense increased by $5.9 million for the three months ended September 30, 2014 due primarily to increases in hardware and software maintenance of approximately $3.7 million and hardware depreciation and software amortization of $2.7 million related to the Company's implementation of a new core banking platform.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $8.3 million for the three months ended September 30, 2014 to $52.5 million compared to the corresponding period in 2013. The primary drivers of the increase were approximately $3.4 million of credit related services as a result of the Simple acquisition, as well as $4.6 million in expenses related to contractor services and other outsourcing services.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset and liability stemming from changes in credit expectations of covered loans, was $18.7 million during the three months ended September 30, 2014 compared to $55.1 million for the corresponding period in 2013. The decrease for the three months ended September 30, 2014 was primarily a result of the continued decline in the balance of the covered loan portfolio.
Other noninterest expense represents FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write downs of OREO. Other noninterest expense increased for the three months ended September 30, 2014 to $88.3 million compared to $72.9 million for the three months ended September 30, 2013 was primarily attributable to a $12.1 million increase in FDIC insurance expense.

Nine Months Ended September 30, 2014 and 2013
Noninterest expense was $1.6 billion for both the nine months ended September 30, 2014 and 2013.
Salaries, benefits and commissions increased to $791.2 million for the nine months ended September 30, 2014 compared to $743.6 million for the nine months ended September 30, 2013. The increase was attributable to BSI, the Simple acquisition that took place during the first quarter of 2014 and severance costs.
Equipment expense increased by $16.6 million for the nine months ended September 30, 2014 due primarily to increases in hardware and software maintenance of approximately $7.2 million and hardware depreciation and software amortization of $9.5 million related to the Company's implementation of a new core banking platform.
Professional services expense increased by $15.5 million for the nine months ended September 30, 2014 to $148.7 million compared to the corresponding period in 2013. The primary drivers of the increase were approximately $5.8 million of increases of credit related services as a result of the Simple acquisition, and $8.9 million of increases of contractor services and other outsourcing services.
FDIC indemnification expense was $80.7 million during the nine months ended September 30, 2014 compared to $211.7 million for the corresponding period in 2013. The decrease for the nine months ended September 30, 2014 was driven by the decrease in the balance of the covered loan portfolio.
Amortization expense decreased by $7.6 million to $38.8 million for the nine months ended September 30, 2014 due to the lower level of intangible assets at September 30, 2014 compared to the same period in 2013.
Other noninterest expense increased for the nine months ended September 30, 2014 to $253.6 million compared to $219.6 million for the nine months ended September 30, 2013 due primarily to a $17.3 million increase in provision for unfunded commitments and an $18.7 million increase in FDIC insurance expense.
Income Tax Expense
Three Months Ended September 30, 2014 and 2013
The Company’s income tax expense totaled $27.8 million and $41.9 million for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate was 16.2% for the three months ended September 30, 2014 and 27.4% for the three months ended September 30, 2013. The decrease in the effective tax rate for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily driven by an increase in tax exempt income in 2014 and the release of a valuation allowance on net operating losses of BSI during the three months ended September 30, 2014.
As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. During the three months ended September 30, 2014, as the subsidiary achieved three years of cumulative income before income tax expense adjusted for permanent differences, in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence existed as of September 30, 2014, to conclude that it is more likely than not that the deferred tax assets are realizable, and therefore, reduced the valuation allowance accordingly.
Nine Months Ended September 30, 2014 and 2013
The Company’s income tax expense totaled $107.5 million and $146.0 million for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate was 22.7% for the nine months ended September 30, 2014 and 29.4% for the nine months ended September 30, 2013. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily driven by an increase in tax exempt income in 2014 and the release of a valuation allowance on net operating losses of BSI during the three months ended September 30, 2014.

Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Investment Securities
As of September 30, 2014, the securities portfolio included $9.3 billion in available for sale securities and $1.4 billion in held to maturity securities for a total investment portfolio of $10.7 billion, an increase of $912 million compared with December 31, 2013.
During the nine months ended September 30, 2014, the Company received proceeds of $961 million related to the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $47.6 million. During the nine months ended September 30, 2013, the Company received proceeds of $803 million from the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $33.0 million.
The Company recognized no OTTI charges for the three months ended September 30, 2014 and $968 thousand in OTTI charges for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, the Company recognized OTTI charges of $180 thousand and $1.4 million, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.
Lending Activities
Average loans and loans held for sale, net of unearned income, represented 83.7% of average interest-earnings assets at September 30, 2014, compared to 82.5% at December 31, 2013. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer-direct and consumer-indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	September 30, 2014	December 31, 2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$22,510,956	$20,209,209
Real estate – construction	1,977,784	1,736,348
Commercial real estate – mortgage	9,498,561	9,106,329
Total commercial loans	$33,987,301	$31,051,886
Consumer loans:
Residential real estate – mortgage	$13,606,816	$12,706,879
Equity lines of credit	2,259,561	2,236,367
Equity loans	629,047	644,068
Credit card	631,000	660,073
Consumer – direct	609,980	516,572
Consumer – indirect	2,704,772	2,116,981
Total consumer loans	$20,441,176	$18,880,940
Covered loans	580,756	734,190
Total loans	$55,009,233	$50,667,016
Loans held for sale	190,882	147,109
Total loans and loans held for sale	$55,200,115	$50,814,125

Loans and loans held for sale, net of unearned income, totaled $55.2 billion at September 30, 2014, an increase of $4.4 billion from December 31, 2013. The increase in total loans was primarily driven by growth in commercial, financial and agricultural loans as well as increases in the commercial real estate - mortgage, residential real estate - mortgage and consumer - indirect loan portfolios.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
The Company's asset quality continued to improve during the nine months ended September 30, 2014. Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $443 million at September 30, 2014 compared to $552 million at December 31, 2013. Excluding covered assets, nonperforming assets decreased from $486 million at December 31, 2013 to $383 million at September 30, 2014. The decrease in nonperforming assets, excluding covered assets, was primarily due to a $95 million decrease in nonaccrual loans partially attributable to the Company's decision to sell certain nonperforming loans as well as upgrades in the portfolio. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.80% (or 0.70% excluding covered assets) at September 30, 2014 compared with 1.09% (or 0.97% excluding covered assets) at December 31, 2013.

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

Table 5 Potential Problem Loans

	September 30, 2014	December 31, 2013
	(In Thousands)
Commercial, financial and agricultural	$150,045	$134,927
Real estate – construction	224	7,421
Commercial real estate – mortgage	90,809	138,432
	$241,078	$280,780
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

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	September 30, 2014	December 31, 2013
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$79,577	$128,231
Real estate – construction	9,928	14,183
Commercial real estate – mortgage	92,718	129,672
Residential real estate – mortgage	104,192	102,904
Equity lines of credit	34,115	31,431
Equity loans	18,637	20,447
Credit card	—	—
Consumer – direct	402	540
Consumer – indirect	1,596	1,523
Total nonaccrual loans, excluding covered loans	341,165	428,931
Covered nonaccrual loans	3,772	5,428
Total nonaccrual loans	344,937	434,359
Nonaccrual loans held for sale	—	7,359
Total nonaccrual loans and loans held for sale	$344,937	$441,718
Accruing TDRs: (1)
Commercial, financial and agricultural	$10,444	$25,548
Real estate – construction	672	3,801
Commercial real estate – mortgage	43,023	59,727
Residential real estate – mortgage	72,590	74,236
Equity lines of credit	—	—
Equity loans	42,595	42,850
Credit card	—	—
Consumer – direct	57	91
Consumer – indirect	—	—
Total accruing TDRs, excluding covered loans	169,381	206,253
Covered TDRs	2,399	3,455
Total TDRs	171,780	209,708
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$171,780	$209,708
Other real estate:
Other real estate, excluding covered assets	13,670	19,115
Covered other real estate	3,388	4,113
Total other real estate	$17,058	$23,228
Other repossessed assets:
Other repossessed assets, excluding covered assets	3,618	3,360
Covered other repossessed assets	—	—
Total other repossessed assets	$3,618	$3,360

Table 6 (continued) Asset Quality

	September 30, 2014	December 31, 2013
	(In Thousands)
Loans 90 days past due and accruing:
Commercial, financial and agricultural	838	2,212
Real estate – construction	464	240
Commercial real estate – mortgage	3,448	797
Residential real estate – mortgage	2,474	2,460
Equity lines of credit	3,308	5,109
Equity loans	1,068	1,167
Credit card	8,774	10,277
Consumer – direct	1,984	2,402
Consumer – indirect	1,389	1,540
Total loans 90 days past due and accruing, excluding covered loans	23,747	26,204
Covered loans 90 days past due and accruing	52,449	56,610
Total loans 90 days past due and accruing	76,196	82,814
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$76,196	$82,814

(1)	TDR totals include accruing loans 90 days past due classified as TDRs.
Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	September 30, 2014	December 31, 2013
	(In Thousands)
Nonaccrual loans	$344,937	$441,718
Loans 90 days or more past due and accruing (1)	76,196	82,814
TDRs 90 days or more past due and accruing	991	1,317
Nonperforming loans	422,124	525,849
OREO	17,058	23,228
Other repossessed assets	3,618	3,360
Total nonperforming assets	$442,800	$552,437

(1)	Excludes loans classified as TDRs.

Table 8 Asset Quality Ratios

	September 30, 2014	December 31, 2013
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale, excluding covered loans (1)	0.67%	0.93%
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale, including covered loans (1)	0.76%	1.03%
Nonperforming assets as a percentage of loans and loans held for sale, other real estate, and other repossessed assets, excluding covered assets (2)	0.70%	0.97%
Nonperforming assets as a percentage of loans and loans held for sale, other real estate, and other repossessed assets, including covered assets (2)	0.80%	1.09%
Allowance for loan losses as a percentage of loans, excluding covered loans and related allowance	1.27%	1.40%
Allowance for loan losses as a percentage of loans, including covered loans and related allowance	1.27%	1.38%
Allowance for loan losses as a percentage of nonperforming loans, excluding covered loans (3)	188.37%	152.87%
Allowance for loan losses as a percentage of nonperforming loans, including covered loans (3)	164.85%	135.15%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.
The current inventory of other real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $14 million at September 30, 2014 compared to $19 million at December 31, 2013.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance at beginning of period	$23,228	$68,568
Transfer of loans and loans held for sale to OREO	14,278	39,165
Sales of OREO	(18,108)	(59,463)
Writedowns of OREO	(2,340)	(6,777)
Balance at end of period	$17,058	$41,493

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance at beginning of period,	$436,290	$726,541
Additions	275,906	446,890
Returns to accrual	(65,071)	(54,480)
Loan sales	(69,115)	(102,310)
Payments and paydowns	(86,865)	(241,009)
Transfers to other real estate	(13,310)	(23,195)
Charge-offs	(136,670)	(214,345)
Balance at end of period	$341,165	$538,092
As a part of the Company's asset disposition strategy, the Company may sell nonaccrual and other underperforming loans. During the nine months ended September 30, 2014, the Company sold noncovered commercial and consumer loans totaling $100 million and $1 million, respectively. Net charge-offs totaling $17.6 million and $19 thousand, respectively, were recognized on these sales. During the nine months ended September 30, 2013, the Company sold noncovered commercial and consumer loans totaling $126 million and $27 million, respectively. Net charge-offs totaling $28.0 million and $5.8 million, respectively, were recognized on these sales.
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance at beginning period	$310,282	$388,643
New TDRs	41,322	81,912
Payments/Payoffs	(75,631)	(71,125)
Charge-offs	(5,023)	(21,563)
Loan sales	(2,098)	(30,115)
Transfer to ORE	(3,896)	(2,305)
Balance at end of period	$264,956	$345,447
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $265 million at September 30, 2014 from $310 million at December 31, 2013. Included in these amounts are $169 million at September 30, 2014 and $206 million at December 31, 2013 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.

The following table provides a rollforward of accruing TDR activity, excluding covered loans and loans held for sale.
Table 12 Rollforward of Accruing TDR Activity

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance at beginning of period,	$206,253	$237,017
New TDRs	12,076	11,048
Return to accrual	13,190	35,749
Payments/Payoffs	(51,049)	(18,500)
Charge-offs	(898)	(4,180)
Loan sales	(839)	(2,512)
Transfer to nonaccrual	(9,352)	(34,012)
Balance at end of period	$169,381	$224,610
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
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses, excluding covered loans, decreased to $689 million at September 30, 2014, from $698 million at December 31, 2013. The ratio of the allowance for loan losses to total loans, excluding covered loans and the related allowance, decreased to 1.27% at September 30, 2014 from 1.40% at December 31, 2013. During 2014, the overall risk profile of the loan portfolio continued to improve. As loans with higher levels of probable incurred losses have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. In addition, nonperforming loans, excluding covered loans and loans held for sale, decreased to $366 million at September 30, 2014 from $456 million at December 31, 2013. The allowance attributable to individually impaired loans was $68 million at September 30, 2014 compared to $82 million at December 31, 2013.
Net charge-offs were 0.16% of average loans for the three months ended September 30, 2014 compared to 0.35% of average loans for the three months ended September 30, 2013. Net charge-offs were 0.23% of average loans for the nine months ended September 30, 2014 compared to 0.47% of average loans for the nine months ended September 30, 2013. The decrease in net charge-offs for both the three and nine months ended September 30, 2014 as compared to the corresponding period in 2013 was primarily driven by decreases in the commercial, financial and agricultural, commercial real estate - mortgage and residential real estate - mortgage portfolios.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 13 Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
	(Dollars in Thousands)
Average loans outstanding during the period	$55,196,146	$48,663,625	$53,635,972	$46,949,111
Average loans outstanding during the period, excluding covered loans	$54,602,880	$47,811,487	$52,975,485	$45,930,501
Allowance for loan losses, beginning of period	$714,760	$723,511	$700,719	$802,853
Charge-offs:
Commercial, financial and agricultural	3,404	7,833	23,855	31,044
Real estate – construction	26	2,073	2,154	6,898
Commercial real estate – mortgage	529	4,452	8,352	27,370
Residential real estate – mortgage	4,461	14,569	15,984	62,564
Equity lines of credit	3,735	6,516	17,156	23,513
Equity loans	1,656	2,911	6,281	10,212
Credit card	8,271	8,011	27,250	24,308
Consumer – direct	5,582	5,632	17,211	16,334
Consumer – indirect	6,661	4,031	18,426	12,102
Total, excluding covered loans	34,325	56,028	136,669	214,345
Covered loans	1,124	3,019	2,131	6,444
Total, including covered loans	35,449	59,047	138,800	220,789
Recoveries:
Commercial, financial and agricultural	3,818	3,684	12,736	13,548
Real estate – construction	1,003	1,917	2,976	9,894
Commercial real estate – mortgage	282	1,203	2,020	5,672
Residential real estate – mortgage	1,238	2,214	4,674	4,371
Equity lines of credit	1,514	1,266	3,893	3,052
Equity loans	514	447	1,675	1,478
Credit card	701	727	2,144	2,002
Consumer – direct	1,100	954	4,716	4,359
Consumer – indirect	2,108	2,383	7,505	7,443
Total, excluding covered loans	12,278	14,795	42,339	51,819
Covered loans	420	1,144	5,233	2,668
Total, including covered loans	12,698	15,939	47,572	54,487
Net charge-offs	22,751	43,108	91,228	166,302
Provision for covered loans	(4,241)	(2,424)	550	(10,111)
Provision charged to income, excluding covered loans	8,110	39,958	85,837	91,497
Total provision for loan losses	3,869	37,534	86,387	81,386
Allowance for loan losses, end of period	$695,878	$717,937	$695,878	$717,937
Allowance for loan losses, excluding allowance attributable to covered loans, end of period	$689,272	$714,021	$689,272	$714,021
Allowance for covered loans	6,606	3,916	6,606	3,916
Total allowance for loan losses	$695,878	$717,937	$695,878	$717,937
Net charge-offs to average loans	0.16%	0.35%	0.23%	0.47%
Net charge-offs to average loans, excluding covered loans	0.16%	0.34%	0.24%	0.47%

Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of September 30, 2014 and December 31, 2013.
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
The commercial, financial and agricultural portfolio segment totaled $22.5 billion at September 30, 2014, compared to $20.2 billion at December 31, 2013. The increase in this portfolio segment reflects the Company's objective to strategically grow this segment. This segment consists primarily of large national and international companies and small to mid-sized companies. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.

The following table provides details related to the commercial, financial, and agricultural segment.
Table 14 Commercial, Financial and Agricultural

	September 30, 2014				December 31, 2013 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$545,059	$24	$—	$—	$413,666	$420	$—	$—
Basic Materials	1,091,951	95	—	—	855,342	105	—	—
Capital Goods & Industrial Services	1,856,972	4,433	43	—	1,843,906	5,851	85	1,392
Construction & Infrastructure	680,112	2,582	189	—	538,312	29,943	4,266	—
Consumer & Healthcare	2,765,462	20,329	888	—	2,411,402	11,896	946	50
Energy	3,090,453	6,491	—	163	2,876,170	871	—	—
Financial Services	1,362,797	271	—	—	1,068,682	94	—	—
General Corporates	1,147,779	2,193	21	668	1,037,612	1,349	28	759
Institutions	2,194,957	16,397	8,996	—	1,860,121	27,079	—	—
Leisure	1,831,677	3,045	294	—	1,760,205	28,497	422	—
Real Estate	1,398,586	42	—	7	1,373,026	2,363	19,763	—
Retailers	2,010,216	3,308	13	—	1,934,491	19,445	23	7
Telecoms, Technology & Media	1,107,978	19,646	—	—	802,412	—	15	4
Transportation	679,929	702	—	—	590,982	240	—	—
Utilities	747,028	19	—	—	842,880	78	—	—
Total Commercial, Financial and Agricultural	$22,510,956	$79,577	$10,444	$838	$20,209,209	$128,231	$25,548	$2,212

(1)	December 31, 2013 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2014.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $9.5 billion at September 30, 2014, compared to $9.1 billion at December 31, 2013, and real estate - construction loans totaled $2.0 billion and $1.7 billion at September 30, 2014, and December 31, 2013, respectively.
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

The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 15 Commercial Real Estate

	September 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$652,863	$7,590	$2,888	$—	$690,668	$8,950	$6,126	$181
Arizona	814,529	8,029	5,318	—	801,231	11,278	5,765	—
California	1,195,931	2,210	—	—	845,135	3,180	—	—
Colorado	484,276	8,913	13,208	—	515,663	4,940	13,792	—
Florida	872,037	9,584	208	—	893,315	7,736	5,365	—
New Mexico	213,385	5,643	—	493	257,585	2,516	—	—
Texas	2,986,835	39,184	1,657	2,955	3,135,674	71,411	8,023	616
Other	2,278,705	11,565	19,744	—	1,967,058	19,661	20,656	—
	$9,498,561	$92,718	$43,023	$3,448	$9,106,329	$129,672	$59,727	$797

Table 16 Real Estate – Construction

	September 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$70,805	$233	$377	$—	$50,852	$1,809	$1,858	$—
Arizona	130,433	3,492	—	—	126,793	4,625	—	—
California	190,047	30	—	—	235,919	302	82	—
Colorado	65,282	500	195	—	69,672	567	1,701	—
Florida	132,854	1,035	—	—	119,374	2,628	—	193
New Mexico	17,233	—	69	372	18,426	156	73	—
Texas	963,754	4,173	31	92	815,266	3,189	87	47
Other	407,376	465	—	—	300,046	907	—	—
	$1,977,784	$9,928	$672	$464	$1,736,348	$14,183	$3,801	$240
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

Residential real estate - mortgage loans totaled $13.6 billion at September 30, 2014 compared to $12.7 billion at December 31, 2013. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	September 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,304,365	$19,018	$14,996	$159	$1,366,657	$16,662	$16,005	$218
Arizona	1,435,502	12,680	11,979	256	1,368,384	11,103	10,195	339
California	2,466,250	6,623	2,183	—	1,970,422	5,795	3,415	—
Colorado	1,226,024	3,233	3,866	285	1,024,410	2,234	2,585	63
Florida	1,475,401	14,472	12,924	231	963,622	9,617	11,652	212
New Mexico	241,173	1,676	2,039	—	222,674	1,452	1,308	—
Texas	5,028,749	34,254	20,183	1,449	4,873,957	35,943	21,043	1,502
Other	429,352	12,236	4,420	94	916,753	20,098	8,033	126
	$13,606,816	$104,192	$72,590	$2,474	$12,706,879	$102,904	$74,236	$2,460
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 18 Residential Real Estate - Mortgage

	September 30, 2014				December 31, 2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$537,208	$60,320	$20,371	$1,399	$568,227	$67,809	$24,977	$1,251
621-680	1,266,489	16,037	21,156	593	1,230,493	17,689	20,221	214
681 – 720	2,201,957	13,867	13,358	39	2,170,335	4,760	11,904	32
Above 720	8,740,909	3,142	16,192	338	7,894,709	2,098	16,030	572
Unknown	860,253	10,826	1,513	105	843,115	10,548	1,104	391
	$13,606,816	$104,192	$72,590	$2,474	$12,706,879	$102,904	$74,236	$2,460

Equity lines of credit and equity loans totaled $2.9 billion at both September 30, 2014 and December 31, 2013, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	September 30, 2014				December 31, 2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$641,581	$9,688	$13,445	$1,222	$674,461	$10,103	$13,350	$1,209
Arizona	424,276	11,550	5,827	827	428,861	8,668	5,484	2,494
California	142,542	116	155	271	72,180	219	164	—
Colorado	229,753	6,716	1,480	129	230,500	7,710	968	409
Florida	410,830	8,068	8,144	1,111	426,512	8,592	8,505	1,103
New Mexico	58,857	1,168	866	51	58,466	1,189	853	261
Texas	931,493	14,944	11,373	755	936,722	14,319	11,756	778
Other	49,276	502	1,305	10	52,733	1,078	1,770	22
	$2,888,608	$52,752	$42,595	$4,376	$2,880,435	$51,878	$42,850	$6,276

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 20 Equity Loans and Lines

	September 30, 2014				December 31, 2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$252,800	$25,110	$17,642	$3,589	$290,527	$22,449	$19,499	$5,673
621-680	437,539	16,564	12,813	530	435,936	19,245	12,140	197
681 – 720	538,605	8,508	5,501	—	536,196	6,517	4,530	—
Above 720	1,634,107	2,158	6,487	257	1,581,607	2,511	6,488	142
Unknown	25,557	412	152	—	36,169	1,156	193	264
	$2,888,608	$52,752	$42,595	$4,376	$2,880,435	$51,878	$42,850	$6,276
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer-direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer-direct and consumer-indirect loans at September 30, 2014 were $3.9 billion, or 7.2% of the total loan portfolio compared to $3.3 billion, or 6.5% of the total loan portfolio at December 31, 2013.

Foreign Exposure
As of September 30, 2014, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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
At September 30, 2014, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of September 30, 2014
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term Rating	BBB	Baa3	BBB+
Short-term Rating	A-2	—	F2
Outlook	Stable	Stable	Stable
Compass Bank
Long-term rating	BBB	Baa2	BBB+
Short term rating	A-2	P-2	F2
Outlook	Stable	Stable	Stable
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 for additional information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Deposits
Total deposits increased by $5.8 billion from December 31, 2013 to September 30, 2014. At September 30, 2014 and December 31, 2013, total deposits included $2.5 billion and $3.3 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	September 30, 2014		December 31, 2013
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$16,979,235	28.2%	$15,377,844	28.2%
Interest-bearing demand deposits	7,083,783	11.8	7,663,256	14.1
Savings and money market	23,199,668	38.4	19,306,589	35.5
Time deposits	12,842,185	21.3	11,967,031	22.0
Foreign office deposits-interest-bearing	166,087	0.3	122,770	0.2
Total deposits	$60,270,958	100.0%	$54,437,490	100.0%
Total deposits increased by $5.8 billion from December 31, 2013 to September 30, 2014 due to growth in noninterest bearing demand deposits, savings and money market accounts, and time deposits. Marketing efforts and new product rollouts were the primary drivers of the growth in noninterest bearing demand deposits and savings and money market accounts. The increase in time deposits from December 31, 2013 was attributable to growth in customer CDs.
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both September 30, 2014 and December 31, 2013, the $589 million and $704 million of federal funds purchased included in short-term borrowings was a result of customer activity.

The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at September 30, 2014
Federal funds purchased	$960,935	$721,288	0.25%	$589,080	0.26%
Securities sold under agreements to repurchase	268,958	163,859	0.02	219,973	0.04
Other short-term borrowings	246,835	27,183	2.54	246,835	4.84
	$1,476,728	$912,330		$1,055,888
Balance at December 31, 2013
Federal funds purchased	$1,022,735	$815,541	0.25%	$704,190	0.26%
Securities sold under agreements to repurchase	456,263	164,218	0.01	148,380	0.01
Other short-term borrowings	28,630	12,739	0.93	5,591	2.48
	$1,507,628	$992,498		$858,161
At September 30, 2014, short-term borrowings totaled $1.1 billion, an increase of $198 million, or 23.0% compared to December 31, 2013.
At September 30, 2014 and December 31, 2013, FHLB and other borrowings were $4.6 billion and $4.3 billion, respectively. During the three months ended September 30, 2014, the Bank issued $400 million aggregate principal amount of unsecured senior notes due 2017 that pay a fixed annual coupon of 1.85% and $600 million aggregate principal amount of unsecured senior notes due 2019 that pay a fixed annual coupon of 2.75% under the Global Bank Note program. In addition to this issuance, proceeds received from the FHLB and other borrowings were approximately $700 million and repayments were approximately $1.4 billion during the nine months ended September 30, 2014.
Shareholder’s Equity
Total shareholder's equity at September 30, 2014 was $11.9 billion compared to $11.5 billion at December 31, 2013.
During the nine months ended September 30, 2014, the Company issued 2,226,875 shares of its common stock to BBVA in consideration of the contribution by BBVA of $117 million to the Company in connection with the Simple acquisition. In addition to the common stock issuance, shareholder's equity increased $364 million due to earnings attributable to shareholder during the period offset by the payment of a $51 million common dividend.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at September 30, 2014, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves.
Table 24 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	September 30, 2014	September 30, 2013
Rate Change
+ 200 basis points	10.97%	6.49%
+ 100 basis points	5.44	3.47
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
Table 25 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	September 30, 2014	September 30, 2013
Rate Change
+ 300 basis points	(1.83)%	(1.57)%
+ 200 basis points	(0.81)	(0.49)
+ 100 basis points	(0.14)	0.16
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2014, the Company had derivative financial instruments outstanding with notional amounts of $22.3 billion. The estimated net fair value of open contracts was in an asset position of $123 million at September 30, 2014. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In September 2014, the Bank established a Global Bank Note program under which the Bank may from time to time issue senior notes due seven days or more from the date of issue and subordinated notes due five years for more from the date of issue. During September 2014, the Bank issued $400 million aggregate principal amount of its 1.85% unsecured notes due 2017 and $600 million aggregate principal amount of its 2.75% unsecured notes due 2019.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at September 30, 2014 or December 31, 2013 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding.
During the three months ended September 30, 2014, the Parent paid a common dividend of $51 million to its shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
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
The Company’s Tier 1 risk-based capital ratio was 11.25% at September 30, 2014 compared to 11.62% at December 31, 2013. The Company's leverage ratio was 9.58% at September 30, 2014 compared to 9.87% at December 31, 2013. The Company regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plan to the banking regulators.
The following table shows the calculation of capital ratios for the Company.
Table 26 Capital Ratios

	September 30, 2014	December 31, 2013
	(Dollars in Thousands)
Risk-based capital:
Tier 1 Capital	$6,969,842	$6,613,885
Total Qualifying Capital	8,242,518	7,822,858
Assets:
Total risk-adjusted assets (regulatory)	$61,974,555	$56,934,859
Ratios:
Tier 1 risk-based capital ratio	11.25%	11.62%
Total risk-based capital ratio	13.30%	13.74%
Leverage ratio	9.58%	9.87%
At September 30, 2014, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks as defined in the existing prompt corrective action framework. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
There have been no material changes to the risk factors disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during the three months ended September 30, 2014. For the three months ended September 30, 2014, no payments or revenues (including fees and/or commissions) have been recorded in connection with these counter indemnities. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities would be blocked. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During the three months ended September 30, 2014, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). For the three months ended September 30, 2014, no payments or revenues (including fees and/or commissions) have been recorded in connection with this letter of credit. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for three employees of the Iranian embassy in Spain. All three employees are Spanish citizens, and one of them has retired. In addition, the BBVA Group maintained three accounts denominated in euros and Mexican pesos for the Iranian embassy in Mexico and three accounts denominated in Mexican pesos for an employee and that employee's family, all of which were closed in July 2014. Estimated gross revenues for the three months ended September 30, 2014, from embassy-related activity, which include fees and/or commissions, did not exceed $1,000. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

3.1	Restated Certificate of Formation of BBVA Compass Bancshares, Inc.
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

Date: November 13, 2014	BBVA Compass Bancshares, Inc.
	By:	/s/ Angel Reglero
		Name:	Angel Reglero
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer