Form 10-K
period 2014-12-31
BBVA COMPASS BANCSHARES, INC
filed 2015-03-11
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 9, 2015, the registrant had 222,950,751 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter.
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

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
AICPA	American Institute of Certified Public Accountants
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
CapPR	Federal Reserve Board's Capital Plan Review
CAPM	Capital Asset Pricing Model
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit
CESCE	Spanish Export Credit Agency
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CET1 Risk-Based Capital Ratio	Ratio of CET1 to risk-weighted assets
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
CRA	Community Reinvestment Act
Credit Loss Proposal	Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15)
DRR	Designated Reserve Ratio
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organizations
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System

FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
FTP	Funds transfer pricing
GNMA	Government National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
IRS	Internal Revenue Service
Large FBOs	Foreign Banking Organizations with $50 billion or more in U.S. assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LSA	Loss Sharing Agreement
LTV	Loan to Value
MBS	Mortgage Backed Security
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Noncovered, commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Preferred Stock	Class B Preferred Stock
PD	Probability of default
Purchased Impaired Loans
Acquired loans with evidence of credit deterioration since origination for which it is probable all contractual payments will not be received that are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
REIT	Real Estate Investment Trust
Repurchase Agreement	Securities sold under agreements to repurchase
Reverse Repurchase Agreement	Securities purchased under agreements to resell
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Simple	Simple Finance Technology Corp
S&P	Standard and Poor's Rating Services

TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
Trust Preferred Securities	Mandatorily redeemable preferred capital securities
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about the Company and its industry that involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company's future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•
national, regional and local economic conditions may be less favorable than expected, resulting in, among other things, increased charge-offs of loans, higher provisions for credit losses and/or reduced demand for the Company's services;

•	declining oil prices;

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

•	the Dodd-Frank Act's consumer protection regulations, which could adversely affect the Company's business, financial condition or results of operations;

•	the CFPB's residential mortgage and other retail lending regulations, which could adversely affect the Company's business, financial condition or results of operations;

•	the Bank's CRA rating, which has resulted in certain restrictions on the Company's activities;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

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

•	unpredictable natural or other disasters, which could impact the Company's customers or operations;

•	a loss of customer deposits, which could increase the Company's funding costs;

•	the impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;

•	increased loan losses or impairment of goodwill and other intangibles;

•	potential changes in interchange fees;

•	negative public opinion, which could damage the Company's reputation and adversely impact business and revenues;

•	the Company has in the past and may in the future pursue acquisitions, which could affect costs and from which the Company may not be able to realize anticipated benefits;

•	the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;

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
The Parent is a wholly-owned subsidiary of BBVA (NYSE: BBVA). BBVA is a global financial services group founded in 1857. It has a significant market position in Spain, owns the largest financial institution in Mexico, has franchises in South America, has a banking position in Turkey and operates an extensive global branch network. BBVA acquired the Company in 2007.
The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank offers, either directly or through its subsidiaries or affiliates, a variety of services, including: portfolio management and administration and investment services to estates and trusts; term life insurance, variable annuities, property and casualty insurance and other insurance products; investment advisory services; a variety of investment services and products to institutional and individual investors; discount brokerage services, investment company securities and fixed-rate annuities; and lease financing services.
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
On May 14, 2013, BBVA Compass Bancshares, Inc., the Company's former mid-tier holding company, was merged into the Parent, the Company's top-tier U.S. holding company. Subsequent to the merger, the Parent's name was changed to BBVA Compass Bancshares, Inc.
Banking Operations
At December 31, 2014, the Company, through the Bank, operated approximately 672 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	89
Arizona	77
California	62
Colorado	38
Florida	45
New Mexico	20
Texas	341
Total	672
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
The Company also operates loan production offices in Miami, Orlando, and Tampa, Florida; Chicago, Illinois; New York, New York; Baltimore, Maryland.; Montgomery, Alabama; Dallas and Fort Worth, Texas; La Jolla, Los Angeles, Ontario, Sacramento and San Francisco, California; Atlanta, Georgia; Tucson, Arizona; Denver, Colorado; Charlotte and Raleigh, North Carolina; Cleveland and Columbus, Ohio; and Seattle, Washington.
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt Region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. In terms of geographic distribution, approximately 58% of the Company’s total deposits and 51% of its branches are located in Texas, while Alabama represents approximately 19% of the Company’s total deposits. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt Region, and specifically in the states in which the Company conducts business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.
One key indicator of economic health is the unemployment rate. At the beginning of 2008, the unemployment rate in the United States was 5%, rising to a peak of 10% in October 2009 during the financial crisis. While there has been a slow, but steady improvement in the unemployment rate from its peak in 2009, the improvement began to accelerate in 2013 and again after the first quarter of 2014. Consequently, the unemployment rate improved from 6.7% for December 2013 to 5.6% in December 2014, a level consistent with that in June 2008. This improvement was partially the result of continued strength in nonfarm payroll growth as well as a simultaneous decline in labor force participation. The following table provides a comparison of unemployment rates as of December 2014 and 2013 for the states in which the Company has a retail branch presence. While each of the states in which the Company operates experienced an improvement in the unemployment rate in 2014 compared to the previous year, the unemployment rate in Alabama, Arizona and New Mexico remained above the annual average unemployment rate for 2008.

	Unemployment Rate*
State	December 2014	December 2013	Improvement
Alabama	5.7%	6.1%	0.4
Arizona	6.7%	7.6%	0.9
California	7.0%	8.3%	1.3
Colorado	4.0%	6.2%	2.2
Florida	5.6%	6.3%	0.7
New Mexico	6.1%	6.6%	0.5
Texas	4.6%	6.0%	1.4
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2014

As noted above, a key driver of the improvement in the unemployment rate has been continued strength in nonfarm payroll growth. The following table provides a comparison of nonfarm payroll at December 2014 to December 2013.

	Nonfarm Payroll*
	December 2014	December 2013	Change
State	(In Thousands)
Alabama	1,948.2	1,916.6	31.6
Arizona	2,605.4	2,542.3	63.1
California	15,643.9	15,323.6	320.3
Colorado	2,467.2	2,404.9	62.3
Florida	7,911.2	7,680.6	230.6
New Mexico	824.3	811.0	13.3
Texas	11,783.3	11,325.4	457.9
    * Source: United States Department of Labor, Bureau of Labor Statistics as of December 2014
Combined, the seven-state Sunbelt region in which the Company operates accounted for 44% of the total increase in nonfarm payroll in the U.S. in 2014. The largest year-over-year increases nationally occurred in Texas, California and Florida, with Texas accounting for 17% of the total increase in total nonfarm payroll in 2014. Favorable energy prices and widespread adoption of hydraulic fracturing techniques has had a positive effect on Texas’ labor markets and economic growth. The recent decline in oil prices reflects an adjustment in market expectations of long-run demand, global production levels and growth in Europe and China without a subsequent adjustment in supply. While we believe lower oil prices may create headwinds for Texas’ economy, the impact is likely to be less severe than in previous periods given Texas’ greater economic diversification, increased trade openness, regional and national bank financing and absence of a real estate bubble. However, economic research indicates that smaller, less diverse metropolitan areas within Texas that are more dependent on oil and gas to drive economic growth are more likely to be disproportionally impacted than the larger, more diverse metropolitan areas.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. Since 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular have declined significantly more than real estate values in the United States as a whole. Recent data suggests that as the economic recovery continues, the housing market throughout the United States is beginning to strengthen and home prices are beginning to recapture some of the value lost during the economic downturn. The following table presents changes in home prices since the end of 2007, changes in home prices during 2014 and foreclosure rates at December 2014 for the states in which the Company operates. During 2014, home prices increased higher than the national average in all of the states in which the Company operates a retail branch network except Alabama and New Mexico. However, only in Colorado and Texas were home prices above 2007 levels. While foreclosure rates improved in Alabama, Arizona and Florida during 2014, they remain higher than the national average in California and Florida.

	Percentage Change in	Percentage change in	Foreclosure
State	Home Prices since 2007	Home Prices during 2014	Rates
Alabama	-6.4%	2.5%	1 in every 1,832
Arizona	-23.7%	5.1%	1 in every 1,707
California	-12.3%	7.2%	1 in every 1,137
Colorado	10.3%	7.2%	1 in every 2,368
Florida	-26.0%	6.8%	1 in every 546
New Mexico	-12.3%	1.1%	1 in every 1,403
Texas	14.1%	6.2%	1 in every 1,910
U.S. National Average	-7.1%	4.6%
Source: RealtyTrac foreclosure data as of December 2014. Home price data by BBVA Research and Haver through the third quarter of 2014.

Segment Information
The Company is organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The line of business results include certain overhead allocations and intercompany transactions. The Company’s operating segments consist of Wealth and Retail Banking, Commercial Banking, Corporate and Investment Banking, and Treasury.
During the fourth quarter of 2014, the Company announced a reorganization of its line of business structure that will change the Company's segment reporting structure in 2015.
The Wealth and Retail Banking segment serves the Company’s consumer customers through its full-service banking centers, private client offices throughout the U.S., and through the use of alternative delivery channels such as the internet, mobile devices and telephone banking. The Wealth and Retail Banking segment provides individuals with comprehensive products and services including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The Wealth and Retail Banking segment also provides private banking services to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. In addition, the Wealth and Retail Banking segment serves the Company's small business customers.
The Commercial Banking segment is responsible for providing a full array of banking and investment services to businesses in the Company's markets. In addition to traditional credit and deposit products, the Commercial Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and insurance and investment products. In addition, the Commercial Banking segment was responsible for the Company’s indirect automobile portfolio.
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
The Treasury segment's primary function is to manage the liquidity and funding positions of the Company, the interest rate sensitivity of the Company's balance sheet and the investment securities portfolio.
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2014, 2013 and 2012, see Note 23, Segment Information, in the Notes to the Consolidated Financial Statements.
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

The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2014, the last date such information is available from the FDIC:
Table 1 Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2nd
Arizona	5th
California	25th
Colorado	10th
Florida	19th
New Mexico	12th
Texas	4th
*Source: SNL Financial
Employees
At December 31, 2014, the Company had approximately 10,454 full-time equivalent employees.
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
Actions by Federal and State Regulators
Like all bank holding companies, the Company is regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve Board, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on the Company's part if they determine that it has insufficient capital or other resources, or is otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, the Company's bank regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consents or cease and desist orders, pursuant to which the Company would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

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
The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to the Company and its bank subsidiary require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. The ability of banks and bank holding companies to pay dividends and make other forms of capital distribution will also depend on their ability to maintain a sufficient capital conservation buffer under the U.S. Basel III capital framework. The capital conservation buffer will be phased in for the Company and the Bank beginning on January 1, 2016. Finally, the ability of banks and bank holding companies to pay dividends, and the contents of their respective dividend policies, could be impacted by a range of regulatory changes made pursuant to the Dodd-Frank Act, many of which will require final implementing rules to become effective. The Parent's ability to pay dividends is also subject to the Federal Reserve Board's review of the Parent's annual capital plan and supervisory stress tests of the Company conducted by the Federal Reserve Board as a part of its annual CCAR process, as discussed below under "Large bank holding companies are required to submit annual capital plans to the Federal Reserve Board and are subject to stress testing requirements."
Capital
The Company and Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board. On January 1, 2015, these capital standards transitioned from a framework based on the 1988 Basel I capital accord to the U.S. Basel III capital framework.
Capital Requirements
The Federal Reserve Board adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in reviewing applications submitted to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weights to a bank holding company's assets, exposures and off-balance sheet items to determine its risk-weighted assets and that define and set minimum risk-based capital and leverage requirements. Under the U.S. Basel I capital framework effective until December 31, 2014, bank holding companies were required to maintain a Tier 1 Risk-Based Capital Ratio of at least 4 percent, a Total Risk-Based Capital Ratio of at least 8 percent and a Leverage Ratio of at least 4 percent. Under the U.S. Basel III capital framework effective beginning January 1, 2015, bank holding companies are required to maintain a CET1 Risk-Based Capital Ratio of at least 4.5 percent, a Tier 1 Risk-Based Capital Ratio of at least 6 percent, a Total Risk-Based Capital Ratio of at least 8 percent and a Leverage Ratio of at least 4 percent.
Under the U.S. Basel III capital framework, Common Equity Tier 1 capital consists principally of common stock and related surplus, plus retained earnings, less any amounts of goodwill, other intangible assets, non-financial equity investments, and other items required to be deducted. Tier 1 capital consists principally of Common Equity Tier 1 capital plus certain eligible forms of preferred stock. Total capital consists principally of Tier 1 capital plus certain qualifying instruments. The denominator of the risk-based capital ratios is risk-weighted assets, a measure of assets and other exposures weighted to take into account different risk characteristics. For purpose of the Leverage Ratio, the denominator is quarterly average assets not including goodwill, other intangible assets and other items required to be deducted from capital.
Capital Requirements Applicable to the Company, As Currently in Effect
Under the U.S. Basel I capital framework in effect for the Company as of December 31, 2014, in addition to the minimum risk-based capital and Leverage Ratio requirements described above, to be well-capitalized the Company generally must have maintained a Total Risk-Based Capital Ratio of 10 percent or greater, a Tier 1 Risk-Based Capital Ratio of 6 percent or greater, and a Leverage Ratio of 5 percent or greater. Under the U.S. Basel III capital framework, the Federal Reserve Board has not yet adopted quantitative guidelines, above the regulatory minimum requirements, for bank holding companies to be considered well-capitalized.
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
Capital Ratios as of December 31, 2014
Certain regulatory capital ratios under the U.S. Basel I capital framework for the Company and the Bank as of December 31, 2014, are shown in the table below.
Table 2 Capital Ratios

	Regulatory Minimum	Well-Capitalized Minimum	The Company	The Bank
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	10.94%	10.49%
Total Risk-Based Capital Ratio	8.0%	10.0%	12.81%	12.37%
Leverage Ratio	4.0%	5.0%	9.09%	9.03%
See Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements, for additional information on the calculation of capital ratios for the Company and the Bank.
Prompt Corrective Action for Undercapitalization
The FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described below. The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions, with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category to which the insured depository institution is assigned. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category. Under the prompt corrective action regulations that are currently in effect under the U.S. Basel III framework, all insured depository institutions are assigned to one of the following capital categories:
Well-capitalized - The insured depository institution exceeds the required minimum level for each relevant capital measure. A well-capitalized insured depository institution is one (1) having a Total Risk-Based Capital Ratio of 10 percent or greater, (2) having a Tier 1 Risk-Based Capital Ratio of 8 percent or greater, (3) having a CET1 Risk-Based Capital Ratio of 6.5 percent or greater (4) having a Leverage Ratio of 5 percent or greater, and (5) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
Adequately Capitalized - The insured depository institution meets the required minimum level for each relevant capital measure. An adequately capitalized insured depository institution is one (1) having a Total Risk-Based Capital Ratio of 8 percent or greater, (2) having a Tier 1 Risk-Based Capital Ratio of 6 percent or greater, and (3) having a CET1 Risk-Based Capital Ratio of 4.5 percent or greater (4) having a Leverage Ratio of 4 percent or greater, and (5) failing to meet the definition of a well-capitalized bank.
Undercapitalized - The insured depository institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized insured depository institution is one (1) having a Total Risk-Based Capital Ratio of less than 8 percent, (2) having a Tier 1 Risk-Based Capital Ratio of less than 6 percent, (3) having a CET1 Risk-Based Capital Ratio of less than 4.5 percent, or (4) a Leverage Ratio of less than 4 percent.
Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized insured depository institution is one (1) having a Total Risk-Based Capital Ratio of less than 6 percent, (2) having a Tier 1 Risk-Based Capital Ratio of less than 4 percent, (3) a Common Equity Tier 1 Risk Based-Capital Ratio of less than 3 percent, or (4) a Leverage Ratio of less than 3 percent.
Critically Undercapitalized - The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.
The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2) has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. The Company's management believes that the Company and the Bank have the requisite capital levels to qualify as well-capitalized institutions under the FDICIA. See Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements.
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
The Company and the Bank are subject to the higher capital adequacy standards contained in the U.S. Basel III final rule.
The U.S. Basel I capital framework, to which the Company and the Bank were subject prior to January 1, 2015, was significantly revised as a result of the application of the U.S. Basel III capital framework. The U.S. Basel III capital framework reflects the implementation in the United States, under the Dodd-Frank Act and rules established by the federal banking regulators, of a set of internationally agreed-upon bank capital standards known as “Basel III,” which is published by the Basel Committee, a committee of central bank and regulatory officials from 27 countries. Among other things, the Dodd-Frank Act requires trust preferred securities to be phased out of a bank holding company's Tier 1 capital by January 1, 2016.
Prior to January 1, 2015, the Company and the Bank had been subject to capital guidelines based on the 1988 Basel I capital accord. In 2007, the federal banking regulators implemented capital standards based on the advanced internal ratings-based approach for credit risk and the advanced measurement approaches for operational risk contained in the Basel Committee's second capital accord, referred to as “Basel II,” for the largest and most internationally active U.S. banking organizations, which do not include the Company or the Bank. Basel II emphasizes internal assessment of credit, market and operational risk in determining minimum capital requirements, as well as supervisory assessment and market discipline with respect to capital adequacy.
In December 2010, the Basel Committee reached agreement on a revised set of regulatory capital standards: Basel III. These new standards, which are aimed at increasing the quality and quantity of regulatory capital, seek to further strengthen financial institutions' capital positions by requiring banking organizations to maintain higher minimum levels of capital and by implementing capital buffers above these minimum levels to help withstand future periods of stress. The Basel III framework builds upon, and does not supplant, Basel II. Basel II largely focuses on the methods for calculating risk-weighted assets, the denominator of the risk-based capital ratios. Basel III, among other things, introduced a new tier of capital (Common Equity Tier 1 capital), new eligibility criteria for regulatory capital instruments for each tier of capital and new regulatory adjustments to and deductions from capital. Basel III also increases the minimum risk-based capital ratios and introduces capital buffers above the minimum requirements.
In July 2013, the federal banking regulators issued the U.S. Basel III final rule. The final rule implements the Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. Certain aspects of the final rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, became effective on January 1, 2015 for the Bank and the Company. Other aspects of the final rule, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, will be phased in over several years beginning on January 1, 2016 for the capital conservation buffer and on January 1, 2015 for the new capital deductions and adjustments.
Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The final rule also increases the minimum Tier 1 Risk-Based Capital Ratio from 4 percent to 6 percent, while maintaining the current minimum Total Risk-Based Capital Ratio of 8 percent. In addition, for the largest and most internationally active U.S. banking organizations, which do not include the Bank and the Company, the final rule includes a new minimum supplementary Leverage Ratio that takes into account certain off-balance sheet exposures.

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
In November 2011, the Federal Reserve Board issued a final rule to require large bank holding companies to submit annual capital plans to the Federal Reserve Board and to generally obtain approval from the Federal Reserve Board before making a dividend payment or other capital distribution. The capital plan rule applies to the Company and all other bank holding companies with $50 billion or more of total consolidated assets. The Company participated in the CapPR program in 2012 and 2013, submitting its first annual capital plan on January 9, 2012. In 2014, the Company began participating in the annual CCAR program. Under CCAR, a large bank holding company's capital plan must include an assessment of the expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the company's process for assessing capital adequacy, the company's capital policy, and a discussion of any expected changes to the company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a qualitative and quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to a large bank holding company's capital plan, in whole or in part, or provide a notice of non-objection to the company by March 31, 2015 for the capital planning cycle beginning October 1, 2014 and by June 30 of each calendar year for each capital planning cycle beginning January 1, 2016 and thereafter. If the Federal Reserve Board objects to a capital plan, the bank holding company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection.
In addition, the Dodd-Frank Act and implementing rules issued by the Federal Reserve Board impose stress test requirements on both the Company and the Bank. The Company must conduct semi-annual company-run stress tests and is subject to an annual supervisory stress test conducted by the Federal Reserve Board.
On March 5, 2015, the Federal Reserve Board released the results of the Dodd-Frank Act Stress Test, which showed that the Company surpassed the minimum capital requirements for all periods covered in the hypothetical severely adverse scenario defined by the Federal Reserve Board.
Under a Federal Reserve Board rule issued pursuant to the Dodd-Frank Act, BBVA's U.S. operations, including the Company and the Bank, would be subject to enhanced prudential standards.
The Dodd-Frank Act requires the Federal Reserve Board to impose greater risk-based and leverage capital, liquidity, single counterparty credit limits, stress testing, risk management and other enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets, including the Company. In February 2014, the Federal Reserve Board adopted a final rule pursuant to its enhanced prudential standards authority under the Dodd-Frank Act. One part of the rule is applicable to top-tier U.S.-based bank holding companies with total consolidated assets of $50 billion or more. Another part of the rule will apply to Large FBOs, such as BBVA, and their U.S. branches and subsidiaries, such as the Company and the Bank.
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
Under the Federal Reserve Board's final rule, a Large FBO’s combined U.S. operations (including its U.S. branches, agencies and subsidiaries) will be subject to U.S. risk-based and leverage capital, liquidity, risk management, stress testing and other enhanced prudential standards on a consolidated basis, and the Federal Reserve Board will have the authority to examine any IHC and any subsidiary of an IHC. Although U.S. branches and agencies of Large FBOs will not be required to be held beneath an IHC, such branches and agencies will be subject to liquidity, and, in certain circumstances, asset maintenance requirements. As a U.S.-based bank holding company with more than $50 billion in assets, the Company is required to comply with the enhanced prudential standards applicable to top-tier U.S.-based bank holding companies beginning on January 1, 2015 and until BBVA has designated an IHC, at which time the IHC will be required to comply with the enhanced prudential standards applicable to U.S. IHCs. Large FBOs with non-branch/agency U.S. assets of $50 billion or more must also establish an IHC by July 1, 2016 and transfer all ownership interests in U.S. subsidiaries to the IHC by July 1, 2017. Large FBOs with $50 billion or more in non-branch/agency U.S. assets were required to submit an implementation plan to the Federal Reserve Board by January 1, 2015 describing how the FBO planned to comply with the IHC requirement and certain other enhanced prudential standards. Large FBOs must comply with the enhanced prudential standards by July 1, 2016.
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
In addition, the FDIC collects Financing Corporation deposit assessments, which is calculated off of the new assessment base established by the Dodd-Frank Act. These deposit assessments are set quarterly, and in 2011 ranged from 1.020 (annual) basis points in the first quarter to .680 (annual) basis points in the second, third and fourth quarters. The Company pays the deposit insurance assessment, less offset available by means of prepaid assessment credits, and pays the quarterly Financing Corporation assessments.
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

Rules have been finalized to implement the Volcker Rule
On December 10, 2013, the CFTC, FDIC, Federal Reserve Board, OCC and the SEC issued final rules to implement the Volcker Rule required by the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from (1) engaging in “proprietary trading” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, trading in US government and agency obligations and also permit certain ownership interests in certain types of funds to be retained.  They also permit the offering and sponsoring of funds under certain conditions.  The final rules extend the conformance period to July 21, 2015, and in December of 2014 the Federal Reserve Board issued an extension order to extend the relevant conformance date for certain covered funds activities to July 21, 2016. The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities.  The Company will be subject to the enhanced compliance program under the Volcker Rule but does not expect to be required to report metrics to the regulators.  The Company is of the view that the impact of the Volcker Rule will not be material to its business operations.
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
Consumer Protection Regulations
Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the CFPB, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act and Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the CFPB, prohibiting discrimination on the basis of various prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V issued by the CFPB, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Practices Act and Regulation F issued by the CFPB, governing the manner in which consumer debts may be collected by collection agencies;

•
the Service members Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to, among others:

•	the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Fund Transfer Act and Regulation E issued by the CFPB, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, there are a number of significant consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). The Federal Reserve Board and the FDIC also enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. The FDIC has issued rules aimed at protecting consumers in connection with retail foreign exchange transactions. In addition, the Federal Reserve Board and, more recently, the CFPB have been actively revising Regulation E, which governs electronic transactions. Among the finalized changes made to Regulation E is the November 2009 amendment by the Federal Reserve Board, which became effective on August 1, 2010 and which prohibits financial institutions, including the Company, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. These amendments also require financial institutions to provide consumers with a notice that explains the financial institution's overdraft services, including the fees associated with the service and the consumer's choices. The CFPB also amended Regulation E, effective October 28, 2013, to require financial institutions to provide detailed disclosures and to meet other requirements when transferring funds to an overseas recipient at the request of a U.S. consumer.
The CFPB recently finalized a number of significant rules that will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence, (iii) comply with additional restrictions on mortgage loan originator compensation, and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These new rules create operational and strategic challenges for the Company, as it is both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation, and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules took effect in June 2013, while others became effective in January 2014. The CFPB continues to periodically revise these new rules, and forthcoming additional rulemaking affecting the residential mortgage business is expected. These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's business, result in increased compliance costs and affect the streams of revenue of such business.
Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations transferred from the bank's primary federal regulator to the CFPB. The CFPB is in the process of revising the transferred regulations. It is anticipated that the CFPB will continue to make substantive changes to the transferred consumer protection regulations and associated disclosures in the near term. The Company cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on its businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company' business, financial condition or results of operations. See Item 1A.

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
BBVA and the Bank are required to submit resolution plans to the Federal Reserve Board and the FDIC, respectively
The Federal Reserve Board and the FDIC have issued final regulations as required by Section 165 of the Dodd-Frank Act regarding resolution plans, also referred to as living wills. The Federal Reserve Board and the FDIC issued final rules applicable to covered companies with assets of $50 billion or more, which became effective November 30, 2011. The FDIC issued final rules applicable to insured depository institutions with assets of $50 billion or more, which became effective April 1, 2012. Insured depository institutions with $50 billion or more in total assets, like the Bank, must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. Additionally, covered companies, like BBVA, with assets of $50 billion or more are required to submit to the Federal Reserve Board and the FDIC a plan that, in the event of material financial distress or failure, provides for the rapid and orderly liquidation of the company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. The regulations allow for a tiered approach for complying with the requirements based on materiality of the institution. BBVA and the Bank submitted resolution plans in December 2013 and 2014. If the Federal Reserve Board and the FDIC determine that a company’s plan is not credible and the company fails to cure the deficiencies in a timely manner, then the Federal Reserve Board and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities, or operations.
U.S. Liquidity Standards
The Federal Reserve Board evaluates the Company’s liquidity as part of the supervisory process. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR. The LCR was developed to ensure that covered banking organizations have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. The NSFR has a time horizon of one year and has been developed to provide a sustainable maturity structure of assets and liabilities. The Basel Committee contemplates that major jurisdictions will have begun to phase in the LCR requirement on January 1, 2015. It contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.
In September 2014, the federal banking regulators adopted a final rule implementing the LCR in the United States. The rule introduces a version of the LCR applicable to certain large bank holding companies such as the Company. This version differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule beginning on January 1, 2015 and ending on January 1, 2017. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. In addition, the Federal Reserve Board has adopted liquidity risk management, stress testing and liquidity buffer requirements as part of the enhanced prudential standards applicable to the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
Anti-Money Laundering; USA PATRIOT Act; Office of Foreign Assets Control
Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. The Company also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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
Commitments to the Bank
Under the Dodd-Frank Act, both BBVA and the Parent are required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when BBVA and the Parent might not do so absent the statutory requirement. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary. Further, the Federal Reserve Board has discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that any such divestiture may aid the depository institution's financial condition. In addition, any loans by the Parent to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank.
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
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The Bank received a rating of “needs to improve". The Bank’s rating in this CRA examination will result in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. Such restrictions will last at least until the Bank’s next CRA examination. The Bank’s next CRA examination is expected to begin during 2015, although the precise timing of the completion of the examination and any results therefrom may not occur until later.
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
In addition, the Dodd-Frank Act contains provisions that may impact the Company's business by reducing the amount of its commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. In October 2014, the banking agencies issued final rules to implement the credit risk retention requirements of Section 941 of Dodd-Frank. The regulations became effective on February 23, 2015. Compliance with the rules with respect to new securitization transactions backed by residential mortgages is required beginning December 24, 2015 and with respect to new securitization transactions backed by other types of assets beginning December 24, 2016. The Company continues to evaluate the final rules and assess their impact on its securitization activities.
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
The effects of the various Federal Reserve Board policies on the Company's future business and earnings cannot be predicted. The Company cannot predict the nature or extent of any affects that possible future governmental controls or legislation might have on its business and earnings.
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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during 2014. Estimated gross revenues for 2014 from these counter indemnities, which include fees and/or commissions, did not exceed $8,700 and were entirely derived from payments made by the BBVA Group's non-Iranian customers in Europe. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.

Letters of credit. During 2014, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). Estimated gross revenues for 2014, from this loan, which include fees and/or commissions, did not exceed $17,800. Payments of amounts due by Bank Sepah in 2014 under this letter of credit were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure in connection with the letter of credit referred to above. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Bank Accounts. Until May 2014, the BBVA Group maintained a number of accounts for certain employees (some of whom are of Iranian nationality) of a company that produces farm vehicles and tractors. The BBVA Group believes that 51% of the share capital of such company is controlled by an Iranian company in which the Iranian Government might have an interest. The accounts for these employees were closed in May 2014. In addition, the BBVA Group maintained one account for the Iranian National Airlines - Iran Air, which was closed in June 2014. Estimated gross revenue for 2014 from these accounts, which includes fees and/or commissions, did not exceed $120. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for three employees of the Iranian embassy in Spain. All three employees are Spanish citizens, and one of them has retired. In addition, the BBVA Group maintained three accounts denominated in euros and Mexican pesos for the Iranian embassy in Mexico and three accounts denominated in Mexican pesos for an employee and that employee's family, all of which were closed in July 2014. Estimated gross revenues for 2014, from embassy-related activity, which include fees and/or commissions, did not exceed $2,700. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.
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
The Company's business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on its financial condition and operations even if other favorable events occur. The Company's banking operations are locally-oriented and community-based. Accordingly, the Company expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves, including Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. These economic conditions could require the Company to charge-off a higher percentage of loans or increase provisions for credit losses, which would reduce its net income.
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
Declining oil prices could adversely affect the Company's performance.
As of December 31, 2014, energy-related loan balances represented approximately 6 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as oilfield services, refining and support, exploration and production, and pipeline transportation of natural gas, crude oil and other refined petroleum products. In late 2014, oil prices began declining, which has had an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. If oil prices remain low, the cash flows of the Bank’s customers in this industry could be adversely impacted which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations.
Furthermore, energy production and related industries represent a significant part of the economies in some of the Bank’s primary markets. A prolonged period of low oil prices could have a negative impact on the economies and real estate markets of states such as Texas, which could adversely affect the Company's business, financial condition or results of operations.
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
Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many nonconforming mortgage loans. The effects of ongoing mortgage market challenges, combined with the past corrections in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that the Company holds, and mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have caused cyclically higher delinquencies and losses on mortgage loans and home equity lines of credit. These conditions have resulted in losses, write-downs and impairment charges in the Company's mortgage and other business units.
Future declines in real estate values, low home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect the Company's financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased defaults in the real estate market have been stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Further, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. In markets dependent on energy production, falling energy prices may adversely affect real estate values. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which the Company owns as a result of foreclosing a loan and its ability to realize value on such assets.
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

•
Application of heightened capital, liquidity, single counterparty credit limits, stress testing, risk management and other enhanced prudential standards to the U.S. operations of BBVA, including the Parent and the Bank.

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
For the years ended December 31, 2010 and 2009, the Company's overdraft and insufficient funds fees represented a significant amount of noninterest fees. Since these new regulations took effect on July 1, 2011, the fees received by the Company for automated overdraft payment services have decreased, thereby adversely impacting its noninterest income. Complying with these regulations has resulted in increased operational costs for the Company, which may continue to rise. The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect the Company's business, financial condition or results of operations.
The CFPB's residential mortgage regulations could adversely affect the Company's business, financial condition or results of operations.
The CFPB recently finalized a number of significant rules which will impact nearly every aspect of the life cycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity

Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence, (iii) comply with additional restrictions on mortgage loan originator compensation, and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These new rules create operational and strategic challenges for the Company, as it is both a mortgage originator and a servicer. For example, business models for cost, pricing, delivery, compensation and risk management will need to be reevaluated and potentially revised, perhaps substantially. Additionally, programming changes and enhancements to systems will be necessary to comply with the new rules. Some of these new rules took effect in June 2013, while others became effective in January 2014. The CFPB continues to periodically revise these new rules, and forthcoming additional rulemaking affecting the residential mortgage business is also expected. These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's business, result in increased compliance costs and affect the streams of revenue of such business.
The Company is subject to capital adequacy and liquidity standards, and if it fails to meet these standards its financial condition and operations would be adversely affected.
The U.S. Basel III final rule and provisions in the Dodd-Frank Act will increase capital requirements for banking organizations such as the Company and the Bank. Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. Under the U.S. Basel III final rule, trust preferred securities no longer qualify as Tier 1 capital for bank holding companies such as the Company.
The Company is also required to submit an annual capital plan to the Federal Reserve Board under the CCAR process. The capital plan must include an assessment of the Company's expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a qualitative and quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-objection to the Company by March 31, 2015 for the capital planning cycle beginning October 1, 2014 and by June 30 of each calendar year for each capital planning cycle beginning January 1, 2016 and thereafter. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection. In addition to capital planning, the Company and the Bank are subject to capital stress testing requirements imposed by the Dodd-Frank Act.
While the Company can give no assurances as to the outcome of the annual CCAR process in subsequent years or specific interactions with the regulators, it believes it has a strong capital position.
The Federal Reserve Board evaluates the Company's liquidity as part of the supervisory process. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR. The LCR was developed to ensure that covered banking organizations have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period.  The NSFR has a time horizon of one year and has been developed to provide a sustainable maturity structure of assets and liabilities. The Basel Committee contemplates that major jurisdictions will have begun to phase in the LCR requirement on January 1, 2015. It contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.
In September 2014, the federal banking regulators adopted a final rule implementing the LCR in the United States. The rule introduces a version of the LCR applicable to certain large bank holding companies such as the Company. This version differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule beginning on January 1, 2015 and ending on January 1, 2017. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. In addition, the Federal Reserve Board has adopted liquidity risk management, stress testing and liquidity buffer requirements as part of the enhanced prudential standards applicable to the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
In February 2014, the Federal Reserve Board adopted a final rule to enhance its supervision and regulation of the U.S. operations of Large FBOs such as BBVA. BBVA's U.S. operations are conducted primarily through the Company and the Bank. Under the Federal Reserve Board's rule, Large FBOs with $50 billion or more in U.S. assets held outside of their U.S. branches and agencies, such as BBVA, will be required to create a separately-capitalized top-tier U.S. IHC that will hold all of the Large FBO's U.S. bank and nonbank subsidiaries, such as the Bank and the Company. The Large FBO’s combined U.S. operations (including its U.S. branches, agencies and subsidiaries) will be subject to U.S. risk-based and leverage capital, liquidity, risk management, stress testing and other enhanced prudential standards on a consolidated basis. Large FBOs must comply with the enhanced prudential standards by July 1, 2016. Large FBOs with non-branch/agency U.S. assets of $50 billion or more must also establish an IHC by July 1, 2016 and transfer all ownership interests in U.S. subsidiaries to the IHC by July 1, 2017. Large FBOs with $50 billion or more in non-branch/agency U.S. assets were required to submit an implementation plan to the Federal Reserve Board by January 1, 2015 describing how the FBO planned to comply with the IHC requirement and certain other enhanced prudential standards. The Company submitted its implementation plan in December 2014.
BBVA established the Parent in 2007 to serve as a holding company for its U.S. subsidiaries and intends to designate the Parent as its IHC. As a U.S.-based bank holding company with more than $50 billion in assets, the Parent is required to comply with the enhanced prudential standards applicable to top-tier U.S.-based bank holding companies beginning on January 1, 2015 and until BBVA has designated an IHC, at which time the IHC will be required to comply with the enhanced prudential standards applicable to U.S. IHCs. These enhanced prudential standards could affect the Company’s operations.
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
On August 5, 2011, S&P downgraded the U.S. government's sovereign credit rating of long-term U.S. federal debt from AAA to AA+ while also keeping its outlook negative. Moody's also lowered its outlook to “Negative” on June 2, 2011, and Fitch lowered its outlook to “Negative” on November 28, 2011. During 2013 and 2014, the three credit rating agencies revised their outlook from "Negative" to "Stable." It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could be correspondingly affected by any downgrade to the U.S. government's sovereign credit rating, including the rating of U.S. Treasury securities. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market.
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
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. The Bank received a rating of “needs to improve." The Bank’s rating in this CRA examination has resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. Such restrictions will last at least until the Bank’s next CRA examination. The Bank’s next CRA examination is expected to begin during 2015, although the precise timing of the completion of the examination and any results there from may not occur until later.
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
As a financial institution, the Company's earnings and capital are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion regarding the Company could result from its actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by it to meet its clients' expectations or applicable regulatory requirements, breach of sensitive customer information, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. The Company could also be adversely affected by negative public opinion involving BBVA. Negative public opinion can adversely affect the Company's ability to keep, attract and/or retain clients and personnel, and can expose it to litigation and regulatory action. Actual or alleged conduct by one of the Company's businesses can result in negative public opinion about its other businesses. Negative public opinion could also affect the Company's credit ratings, which are important to accessing unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.
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
The Company occupies various facilities principally located in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas and in states where it operates loan production offices that are used in the normal course of the financial services business. The properties consist of both owned and leased properties and include land for future banking center sites. The leased properties include both land and buildings that are generally under long-term leases. The Company leases office space used as the Company's principal executive offices in Houston, Texas. The Bank has significant operations in Birmingham, Alabama. The Company owns the land and building where the Bank is headquartered. See Note 6, Premises and Equipment, in the Notes to the Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

Item 3.	Legal Proceedings
See under “Legal and Regulatory Proceedings” in Note 15, Commitments, Contingencies and Guarantees, of the Notes to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures
Not Applicable.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Parent's common stock is not traded on any exchange or other interdealer electronic trading facility and there is no established public trading market for the Parent's common stock.
Holders
As of the date of this filing, BBVA was the sole holder of the Parent's common stock.
Dividends
The payment of dividends on the Parent's common stock is subject to determination and declaration by the Board of Directors of the Parent and regulatory limitations on the payment of dividends. There is no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. The Parent paid a common dividend of $51 million to its sole shareholder, BBVA, during the three months ended September 30, 2014 and an additional $51 million during the three months ended December 31, 2014. The Parent did not declare or pay any dividend during 2013. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid. A discussion of dividend restrictions is provided in Item 1. Business - Overview - Supervision, Regulation, and Other Factors - Dividends and in Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries in the Notes to the Consolidated Financial Statements.
Recent Sales of Unregistered Securities
On April 8, 2013, BBVA contributed all of the outstanding shares of BSI to the Parent, and the Parent issued 1,482,239 shares of common stock to BBVA. The shares were issued in reliance upon the exemption from registration for transactions not involving a public offering under Section 4(a)(2) of the Securities Act.
On April 9, 2013, BBVA contributed $100 million to the Parent, and the Parent issued an additional 1,961,554 shares of common stock to BBVA. The shares were issued in reliance upon the exemption from registration for transactions not involving a public offering under Section 4(a)(2) of the Securities Act.

On March 17, 2014, BBVA contributed $117 million to the Parent, and the Parent issued 2,226,875 shares of its common stock to BBVA. The shares were issued in reliance upon the exemption from registration for transactions not involving a public offering under Section 4(a)(2) of the Securities Act.

Item 6.	Selected Financial Data
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying consolidated financial statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2014 through 2010, has been derived from the Company's audited consolidated financial statements for the years ended December 31, 2014 through 2010. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Summary of Operations:
Interest income	$2,313,985	$2,323,256	$2,491,536	$2,609,774	$2,733,517
Interest expense	328,491	280,575	261,554	280,725	394,333
Net interest income	1,985,494	2,042,681	2,229,982	2,329,049	2,339,184
Provision for loan losses	106,301	107,546	29,471	428,633	825,049
Net interest income after provision for loan losses	1,879,193	1,935,135	2,200,511	1,900,416	1,514,135
Noninterest income	917,422	854,790	850,048	853,213	886,197
Noninterest expense, including goodwill impairment (1)	2,180,752	2,199,175	2,351,847	4,392,818	2,676,948
Net income (loss) before income tax expense	615,863	590,750	698,712	(1,639,189)	(276,616)
Income tax expense	147,331	170,820	219,701	98,175	59,845
Net income (loss)	468,532	419,930	479,011	(1,737,364)	(336,461)
Noncontrolling interest	1,976	2,094	2,138	2,011	2,010
Net income (loss) available to shareholder	$466,556	$417,836	$476,873	$(1,739,375)	$(338,471)

Summary of Balance Sheet:
Period-End Balances:
Investment securities	$11,585,629	$9,832,281	$9,496,359	$9,328,854	$8,568,425
Loans (2)	57,526,600	50,814,125	45,333,608	42,112,678	40,441,825
Allowance for loan losses	(685,041)	(700,719)	(802,853)	(1,051,796)	(1,109,017)
Total assets	83,152,427	71,965,476	69,236,695	63,319,367	63,421,556
Deposits	61,189,716	54,437,490	51,642,778	46,057,193	45,401,163
FHLB and other borrowings	4,809,843	4,298,707	4,273,279	4,168,434	3,023,225
Shareholder's equity	12,003,574	11,487,759	11,083,573	10,617,064	12,213,101
Average Balances:
Loans (2)	$54,423,885	$47,959,849	$44,118,556	$40,998,782	$41,525,768
Total assets	77,520,755	70,309,637	66,468,815	63,734,477	64,627,460
Deposits	58,407,635	52,553,744	48,549,780	45,516,065	45,665,092
FHLB and Other Borrowings	4,254,352	4,269,521	4,478,136	3,249,709	3,362,144
Shareholder's Equity	11,841,999	11,337,388	10,906,123	12,265,322	12,363,848
Selected Ratios:
Return on average total assets	0.60%	0.60%	0.72%	(2.73)%	(0.52)%
Return on average total equity	3.96	3.70	4.39	(14.16)	(2.72)
Average equity to average assets	15.28	16.12	16.41	19.24	19.13

(1)	Noninterest expense for the years ended December 31, 2014, 2011 and 2010 includes goodwill impairment of $12.5 million, $2.0 billion and $523.3 million, respectively.

(2)	Includes loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2014, 2013 and 2012. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
General
Notable accomplishments for the Company during 2014 included the following:

•	Balance sheet growth remained strong as total assets were $83.2 billion at December 31, 2014, an increase of 16% from December 31, 2013.

•
Total end of period loans increased 13%. This growth reflects management's strategy to grow the Company's commercial and consumer portfolios while further diversifying the risk profile of the overall loan portfolio.

•
Credit quality - nonperforming assets declined $132 million, or 24%, while the Company's allowance for loan losses to period end loans decreased from 1.38% at December 31, 2013 to 1.19% at December 31, 2014.

•	The Company's risk-based and leverage capital ratios remained significantly above the “well-capitalized” standard that is currently in effect in the prompt corrective action framework.

•	The Company acquired Simple, a U.S. based digital banking firm.

•
In September, the Bank closed the sale of $400 million aggregate principal amount of its 1.85% unsecured senior notes due 2017 and $600 million aggregate principal amount of its 2.75% unsecured senior notes due 2019.

In addition, on November 6, 2014, the Company announced a five year, $11 billion commitment toward supporting low- and moderate-income individuals and neighborhoods. As part of the commitment, the Bank pledged to originate $2.1 billion in mortgage loans to low- and moderate-income homebuyers and in low- and moderate-income neighborhoods, $6.2 billion for small business lending, $1.8 billion for community development lending, and to make $900 million in community development investments. The Bank also plans to unveil new delivery channels, products and services for low- and moderate-income individuals in 2015, and made commitments to community service efforts and the establishment of a new community advisory board to provide guidance on the Bank's CRA program.
Economic and Regulatory
Moderate economic growth continued during 2014. Unemployment levels remained above historical averages, despite the overall unemployment rate continuing to show gradual improvement, ending the year at 5.6%. Geopolitical concerns and uncertainty about economic growth in Europe and China weighed on the U.S. economy.
The Federal Reserve continued to maintain a highly accommodative monetary policy and indicated that this policy would remain in effect for a considerable time after its asset purchase program ends. In this regard, the Federal Reserve concluded its asset purchase program in October 2014. The further reduction of its asset purchases was in response to improving labor market and other economic indicators. The Federal Reserve noted that its sizable holdings of longer-term government securities should maintain downward pressure on longer-term interest rates, thereby supporting mortgage markets and fostering more accommodative financial conditions. The Federal Reserve continues to forecast economic growth strengthening from current levels with appropriate policy accommodation, a gradual decline in unemployment, and the expectation of gradually increasing longer-term inflation. However, modest economic growth and low inflation, driven by low oil prices and a strong dollar, are causing the expected timing of the Federal Reserve raising rates to extend from mid-2015 to later in 2015.
Capital
Under Federal Reserve Board capital adequacy guidelines as of December 31, 2014, to be well-capitalized the Company and Bank must generally have maintained Total Risk-Based Capital Ratios of 10% or greater, Tier 1 Risk-Based Capital Ratios of 6% or greater and a Leverage Ratio of 5% or greater.
The Company's and the Bank's risk-based and leverage capital ratios remain significantly above the “well-capitalized” standards in effect as of December 31, 2014 and 2013. The Company's Total Risk-Based Capital Ratio was 12.81% and 13.74% at December 31, 2014 and 2013, respectively. The Company's Tier 1 Risk-Based Capital Ratio was 10.94% and 11.62% at December 31, 2014 and 2013, respectively. The Company's Leverage Ratio was 9.09% and 9.87% at December 31, 2014 and 2013, respectively.
The U.S. Basel III final rule revises the minimum capital ratio thresholds for the Company and Bank and the well-capitalized thresholds for the Bank. The Federal Reserve Board has not yet adopted the well-capitalized standards for bank holding companies under the U.S. Basel III capital framework. These aspects of the U.S. Basel III final rule became effective on January 1, 2015. For more information see “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1. Business - Supervision, Regulation and Other Factors - Capital, and Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at December 31, 2014 and 2013 without regulatory approval.
The Parent paid common dividends totaling $102 million to its sole shareholder, BBVA, during 2014. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
During September 2014, the Bank established a Global Bank Note Program under which the Bank may from time to time issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue. In September 2014, the Bank issued $400 million aggregate principal amount of its 1.85% unsecured senior notes due 2017 and $600 million aggregate principal amount of its 2.75% unsecured senior notes due 2019.
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
Financial Performance
Consolidated net income attributable to shareholder for 2014 was $466.6 million compared to $417.8 million earned during 2013. The increase in net income attributable to shareholder was primarily due to an increase in noninterest income and decreases in noninterest expense and income tax expense offset in part by a decrease in net interest income.
Net interest income decreased $57.2 million to $2.0 billion in 2014 compared to 2013. The net interest margin for 2014 was 3.14%, a decline of 48 basis points compared to 3.62% for 2013. The decrease in net interest margin for 2014 was driven by lower yields on earning assets, particularly yields on loans.
The provision for loan losses was $106.3 million for 2014 compared to $107.5 million for 2013. Net charge-offs for 2014 totaled $122.0 million compared to $209.7 million for 2013. Excluding covered loans, the provision for loan losses for 2014 was $107.5 million compared to $124.2 million for 2013. Provision for loan losses for 2014 was impacted by loan growth during 2014 in the commercial, financial and agricultural, residential real estate, and consumer portfolios. Offsetting the increase attributable to loan growth was improving credit quality in the commercial, financial and agricultural, real estate-construction and commercial real estate-mortgage portfolios. Net charge-offs excluding covered loans for 2014 were $124.7 million, which represented an $86.7 million decrease from 2013.
Noninterest income was $917.4 million for 2014, an increase of $62.6 million compared to 2013. The increase in noninterest income was largely attributable to a $39.9 million increase in investment banking and advisory fees, an increase of $21.7 million in investment securities gains and a $19.2 million increase in other noninterest income due to the change in net gain (loss) associated with the sale of fixed assets and an increase in syndication and interchange fees. These increases were offset by a $10.8 million decrease in mortgage banking income and a $22.1 million decrease in gains on prepayment of FHLB and other borrowings.
Noninterest expense decreased $18.4 million to $2.2 billion for 2014 compared to 2013. The lower level of noninterest expense was primarily attributable to a $152.1 million decrease in FDIC indemnification expense offset by a $67.0 million increase in salaries, benefits and commissions, a $22.8 million increase in FDIC insurance expense, a $15.9 million increase in equipment expense, a $16.3 million increase in professional services and a $12.5 million goodwill impairment charge related to the Simple reporting unit.
Income tax expense was $147.3 million for 2014 compared to $170.8 million for 2013. This resulted in an effective tax rate of 23.9% for 2014 and a 28.9% effective tax rate for 2013. The decrease in the effective tax rate for 2014 was primarily driven by an increase in tax exempt income and the release of the valuation allowance on net operating losses of BSI.
Certain key credit quality metrics continued to show improvement during 2014. Specifically, nonperforming assets excluding covered assets were $368.4 million at December 31, 2014, a decrease of $117.9 million compared to December 31, 2013. At the same time, past due loans declined slightly during 2014.
The Company's total assets at December 31, 2014 were $83.2 billion, an increase of $11.2 billion from December 31, 2013 levels. Total loans excluding loans held for sale were $57.4 billion at December 31, 2014, an increase of $6.7 billion or 13.2% from December 31, 2013 levels. The growth in loans was primarily due to increases in commercial loans and residential mortgages. Deposits increased $6.8 billion or 12.4% compared to December 31, 2013, driven by transaction accounts which increased 14.2% fueled by savings and money market growth. Noninterest bearing demand deposits increased 11.7%. Certificates and other time deposits increased 5.8% at December 31, 2014 compared to December 31, 2013 primarily related to growth in CDs due to certain product promotions.
Total shareholders' equity at December 31, 2014 was $12.0 billion, an increase of $515.8 million compared to December 31, 2013.
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
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $466.6 million, $417.8 million, and $476.9 million for 2014, 2013 and 2012, respectively. The Company's 2014 results reflected an increase in noninterest income and decreases in noninterest expense and income tax expense. During 2014, the Company also continued to experience lower net interest income as a result of lower earning asset yields brought about from an extended period of historically low interest rates and subsequently lower yielding reinvestment opportunities.
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
2014 compared to 2013
Net interest income totaled $2.0 billion in both 2014 and 2013. Net interest income on a fully taxable equivalent basis totaled $2.1 billion in both 2014 and 2013.
Net interest margin was 3.14% in 2014 compared to 3.62% in 2013. The 48 basis point decrease in net interest margin primarily reflects the runoff of higher yielding covered loans and lower yields on new loans.
The fully taxable equivalent yield for 2014 for the loan portfolio was 3.93% compared to 4.48% for the prior year. The yield on non-covered loans for 2014 was 3.72% compared to 3.88% for 2013. The 16 basis point decrease was primarily due to a higher volume of new loans originated at lower yields. The yield on covered loans for 2014 was 22.67% compared to 34.01% for 2013. The decrease was primarily due to the impact of the quarterly reassessment of expected future cash flows.

The fully taxable equivalent yield on the total investment securities portfolio was 2.28% for the year ended December 31, 2014, compared to 2.29% for the prior year.
The average rate paid on interest bearing deposits was 0.60% for 2014 compared to 0.56 % for 2013.
The average rate on FHLB and other borrowings during 2014 was 1.62% compared to 1.55% for the prior year. This increase was primarily due to higher rates paid on new FHLB advances that have replaced FHLB advances as they matured or were terminated.
2013 compared to 2012
Net interest income totaled $2.0 billion in 2013 compared to $2.2 billion in 2012. The decrease in net interest income was driven by lower yields on earning assets, particularly loans and investment securities available for sale, as well as higher funding costs primarily associated with interest bearing deposits and FHLB and other borrowings.
Net interest income on a fully taxable equivalent basis totaled $2.1 billion in 2013, compared with $2.3 billion in 2012. Net interest income on a fully taxable equivalent basis decreased 8% in 2013 compared to 2012. The decrease in net interest income was primarily the result of an increase in total interest bearing liabilities driven by an increase in the balance of interest bearing deposits.
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
The average rate on FHLB and other borrowings during 2013 was 1.55%, compared to 1.47 % for the prior year. This increase was primarily due to higher rates paid on FHLB advances that were modified to extend the maturity of the advances in the second quarter of 2012.

The following tables set forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.
Table 3 Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$53,810,100	$2,000,310	3.72%	$47,004,185	$1,824,747	3.88%	$42,456,284	$1,787,158	4.21%
Covered loans	613,785	139,119	22.67	955,664	324,984	34.01	1,662,272	480,919	28.93
Total loans (1) (2) (3)	54,423,885	2,139,429	3.93	47,959,849	2,149,731	4.48	44,118,556	2,268,077	5.14
Investment securities – AFS (tax exempt) (3)	492,306	20,745	4.21	467,361	20,994	4.49	266,046	15,755	5.92
Investment securities – AFS (taxable)	8,560,090	177,987	2.08	7,994,863	164,630	2.06	7,868,648	210,084	2.67
Total investment securities – AFS	9,052,396	198,732	2.20	8,462,224	185,624	2.19	8,134,694	225,839	2.78
Investment securities – HTM (tax exempt) (3)	1,162,674	34,881	3.00	1,195,738	36,767	3.07	1,006,818	32,712	3.25
Investment securities – HTM (taxable)	284,962	5,264	1.85	344,207	6,700	1.95	409,384	8,116	1.98
Total investment securities - HTM	1,447,636	40,145	2.77	1,539,945	43,467	2.82	1,416,202	40,828	2.88
Trading account securities (3)	446,131	7,732	1.73	108,037	2,979	2.76	77,962	2,399	3.08
Other (4)	162,923	702	0.43	29,326	192	0.65	19,518	230	1.18
Total earning assets	65,532,971	2,386,740	3.64	58,099,381	2,381,993	4.10	53,766,932	2,537,373	4.72
Noninterest earning assets:
Cash and due from banks	3,642,916			4,094,403			3,919,156
Allowance for loan losses	(703,902)			(752,801)			(964,101)
Net unrealized gain (loss) on investment securities available for sale	41,316			98,432			241,651
Other noninterest earning assets	9,007,454			8,770,222			9,505,177
Total assets	$77,520,755			$70,309,637			$66,468,815
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,280,418	11,986	0.16	$6,824,450	11,377	0.17	$6,324,500	10,192	0.16
Savings and money market accounts	21,616,078	87,672	0.41	19,137,539	71,860	0.38	16,918,633	67,991	0.40
Certificates and other time deposits	12,745,974	151,997	1.19	11,886,386	128,600	1.08	11,340,316	114,176	1.01
Foreign office deposits	131,925	259	0.20	118,644	263	0.22	112,176	285	0.25
Total interest bearing deposits	41,774,395	251,914	0.60	37,967,019	212,100	0.56	34,695,625	192,644	0.56
FHLB and other borrowings	4,254,352	68,957	1.62	4,269,521	66,275	1.55	4,478,136	66,014	1.47
Federal funds purchased and securities sold under agreements to repurchase	935,439	2,302	0.25	979,759	2,082	0.21	1,226,301	2,783	0.23
Other short-term borrowings	385,461	5,318	1.38	12,739	118	0.93	15,618	113	0.72
Total interest bearing liabilities	47,349,647	328,491	0.69	43,229,038	280,575	0.65	40,415,680	261,554	0.65
Noninterest bearing deposits	16,633,240			14,586,725			13,854,155
Other noninterest bearing liabilities	1,695,869			1,156,486			1,292,857
Total liabilities	65,678,756			58,972,249			55,562,692
Shareholder’s equity	11,841,999			11,337,388			10,906,123
Total liabilities and shareholder’s equity	$77,520,755			$70,309,637			$66,468,815
Net interest income/net interest spread		$2,058,249	2.95%		$2,101,418	3.45%		$2,275,819	4.07%
Net interest margin			3.14%			3.62%			4.23%
Taxable equivalent adjustment		$72,755			$58,737			$45,837
Net interest income		$1,985,494			$2,042,681			$2,229,982

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

Table 4 Volume and Yield/ Rate Variances (1)

	2014 compared to 2013			2013 compared to 2012
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Non-covered loans	$255,541	$(79,978)	$175,563	$182,815	$(145,226)	$37,589
Covered loans	(96,194)	(89,671)	(185,865)	(229,816)	73,881	(155,935)
Total loans	159,347	(169,649)	(10,302)	(47,001)	(71,345)	(118,346)
Total investment securities available for sale	12,956	152	13,108	11,122	(51,337)	(40,215)
Total investment securities held to maturity	(2,570)	(752)	(3,322)	4,406	(1,767)	2,639
Trading account securities	6,228	(1,475)	4,753	849	(269)	580
Other (2)	597	(87)	510	88	(126)	(38)
Total earning assets	$176,558	$(171,811)	$4,747	$(30,536)	$(124,844)	$(155,380)

Interest expense on:
Interest bearing demand deposits	$752	$(143)	$609	$825	$360	$1,185
Savings and money market accounts	9,768	6,044	15,812	7,746	(3,877)	3,869
Certificates and other time deposits	9,646	13,751	23,397	5,656	8,768	14,424
Foreign office deposits	28	(32)	(4)	18	(40)	(22)
Total interest bearing deposits	20,194	19,620	39,814	14,245	5,211	19,456
FHLB and other borrowings	(234)	2,916	2,682	(1,893)	2,154	261
Federal funds purchased and securities sold under agreements to repurchase	(97)	317	220	(533)	(168)	(701)
Other short-term borrowings	5,114	86	5,200	(10)	15	5
Total interest bearing liabilities	24,977	22,939	47,916	11,809	7,212	19,021
Increase (decrease) in net interest income	$151,581	$(194,750)	$(43,169)	$(42,345)	$(132,056)	$(174,401)

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
2014 compared to 2013
Provision for loan losses was $106.3 million for 2014 compared to $107.5 million of provision for loan losses for 2013. Excluding covered loans, provision for loan losses for 2014 was $107.5 million compared to $124.2 million for 2013. Provision for loan losses for 2014 was impacted by loan growth during 2014 in the commercial, financial and agricultural, residential real estate, and consumer portfolios. Offsetting the increase attributable to loan growth was improving credit quality in the commercial, financial and agricultural, real estate-construction and commercial real estate-mortgage portfolios. The Company recorded net charge-offs of $122.0 million during 2014 compared to $209.7 million during 2013. Net charge-offs were 0.22% of average loans for 2014 compared to 0.44% of average loans for 2013.
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
Noninterest Income
The following table provides a breakdown of noninterest income.
Table 5 Noninterest Income

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Service charges on deposit accounts	$222,685	$221,413	$254,675
Retail investment sales	108,477	97,276	97,504
Card and merchant processing fees	107,891	102,189	101,540
Investment banking and advisory fees	87,454	47,604	28,987
Asset management fees	42,772	40,939	37,848
Corporate and correspondent investment sales	29,635	35,674	38,014
Mortgage banking income	24,551	35,399	50,759
Bank owned life insurance	18,616	17,747	20,335
Investment securities gains, net	53,042	31,371	12,832
Gain (loss) on prepayment of FHLB and other borrowings	(315)	21,775	38,359
Other	222,614	203,403	169,195
Total noninterest income	$917,422	$854,790	$850,048
2014 compared to 2013
Noninterest income was $917.4 million for 2014, an increase of $62.6 million compared to $854.8 million reported for 2013. The increase in total noninterest income was driven by increases in retail investment sales, investment banking and advisory fees, investment securities gains and other noninterest income which were partially offset by decreases in mortgage banking income and gain (loss) on prepayment of FHLB and other borrowings.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts were $222.7 million in 2014, compared to $221.4 million in 2013.
Retail investment sales income is comprised of mutual fund and annuity sales income and insurance sales fees.  Income from retail investment sales increased to $108.5 million in 2014, compared to $97.3 million in 2013.  The primary drivers of the increase related to an increase of approximately $6.6 million in fixed income due to higher demand for fixed annuities during 2014 and an increase of approximately $3.9 million in life and disability insurance fees.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $107.9 million in 2014, an increase of $5.7 million compared to 2013.
Investment banking and advisory fees primarily represent income from BSI, the Company's broker-dealer subsidiary. Income from investment banking and advisory fees increased to $87.5 million in 2014 compared to $47.6 million in 2013 due primarily to an increase in underwriting activity during the year.

Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased to $29.6 million in 2014 from $35.7 million in 2013.
Mortgage banking income for the year ended December 31, 2014 was $24.6 million compared to $35.4 million in 2013. Mortgage banking income in 2014 included $28.5 million of origination fees and gains on sales of mortgage loans as well as losses of $3.3 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2013 included $48.3 million of origination fees and gains on sales of mortgage loans and losses of $12.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income in 2014 compared to 2013 was primarily driven by decreased mortgage production volume of approximately 23% compared to 2013, due to declines in refinancing activities.

BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI was $18.6 million in 2014 compared to $17.7 million in 2013.
Investment securities gains, net increased to $53.0 million in 2014 compared to $31.4 million in 2013. See “—Investment Securities” for more information related to the investment securities sales.
The Company recognized a loss on prepayment of FHLB and other borrowings of $315 thousand in 2014 compared to a gain of $21.8 million in 2013. During 2014, the Company prepaid approximately $935 million of FHLB advances resulting in a $315 thousand net loss on the prepayment of FHLB advances and other borrowings. During 2013, the Company repurchased subordinated debentures totaling $126 million and prepaid approximately $200 million of FHLB advances which resulted in a $21.8 million net gain on prepayment of FHLB and other borrowings.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, investment services and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For 2014, other income increased by $19.2 million principally from the change in net gain (loss) associated with the sale of fixed assets which increased $11.3 million due to lower levels of losses in 2014 than 2013. Increases in syndication and interchange fees increased other income by approximately $7.2 million.
2013 compared to 2012
Noninterest income was $854.8 million for 2013, which increased slightly from the $850.0 million reported for 2012. The increase in total noninterest income was due primarily to an increase in investment securities gains and other noninterest income which were partially offset by decreases in service charges on deposit accounts, mortgage banking income, BOLI, insurance commissions and gain on prepayment of FHLB and other borrowings.
Service charges on deposit accounts were $221.4 million in 2013, compared to $254.7 million in 2012. The decrease in service charges on deposit accounts was due to a declining number of demand deposit accounts, customers maintaining higher balances resulting in fewer fees, and modified customer behavior to avoid fees.
Card and merchant processing fees were $102.2 million in 2013, a slight increase of $649 thousand compared to 2012.
Investment banking and advisory fees represent income from BSI, the Company's broker-dealer. Income from investment banking and advisory fees increased to $47.6 million in 2013 compared to $29.0 million in 2012 due primarily to an increase in underwriting activity during the year.
Mortgage banking income for 2013 was $35.4 million compared to $50.8 million in 2012. Mortgage banking income in 2013 included $48.3 million of origination fees and gains on sales of mortgage loans as well as losses of $12.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2012 included $43.8 million of origination fees and gains on sales of mortgage loans and income of $8.1 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income in 2013 compared to 2012 was primarily driven by compressed margins in 2013 relative to 2012 due to declines in refinancing activity caused by an increase in interest rates on mortgages. Offsetting the impact of the compressed margins in 2013 was an increase in mortgage production volume, which increased approximately 4.3%, compared to 2012.
BOLI income decreased by $2.6 million in 2013 compared to $20.3 million in 2012. The decrease was attributable to a decline in crediting rates on certain policies held by the Company.
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
For 2013, other income increased by $34.2 million principally from the change in net gains and losses on the sales and write-downs of OREO, which increased $29.3 million due to stabilizing real estate values.
Noninterest Expense
The following table provides a breakdown of noninterest expense.
Table 6 Noninterest Expense

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Salaries, benefits and commissions	$1,072,269	$1,005,244	$1,003,010
Equipment	223,963	208,059	173,459
Professional services	207,679	191,402	176,266
Net occupancy	158,379	157,737	153,429
FDIC indemnification expense	115,049	267,159	372,496
FDIC insurance	64,260	41,421	86,925
Amortization of intangibles	50,856	60,691	91,746
Marketing	35,991	37,352	28,233
Communications	24,608	25,965	30,349
Goodwill impairment	12,500	—	—
Total securities impairment	180	3,864	987
Other	215,018	200,281	234,947
Total noninterest expense	$2,180,752	$2,199,175	$2,351,847
2014 compared to 2013
Noninterest expense was $2.2 billion for 2014, a decrease of $18.4 million compared to 2013. The lower level of noninterest expense was primarily attributable to a decrease in FDIC indemnification expense and amortization of intangibles, offset in part by increases in salaries, benefits and commissions, equipment expense, FDIC insurance, goodwill impairment and professional services.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.1 billion in 2014, an increase of $67.0 million from 2013. The increase was attributable to higher levels of salaries, benefits and commissions expense at BSI, the Simple acquisition that took place during the first quarter of 2014, insurance costs, and severance costs.

Equipment expense increased by $15.9 million in 2014 due primarily to increases in hardware and software maintenance of approximately $7.3 million and hardware depreciation and software amortization of $11.6 million related to the Company's implementation of a new core banking platform.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $16.3 million in 2014 to $207.7 million compared to 2013 due to an increase of approximately $8.6 million of debit card processing services related to Simple and an increase of approximately $7.0 million of contractor services.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset stemming from changes in credit expectations of covered loans, was $115.0 million in 2014 compared to $267.2 million in 2013. The decrease in 2014 was driven by the decrease in the balance of the covered loan portfolio. Refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for further details.
FDIC insurance was $64.3 million in 2014 compared to $41.4 million in 2013. The increase in FDIC insurance was driven by a change in the factors used to calculate the assessment.
Amortization expense decreased by $9.8 million to $50.9 million in 2014 due to the lower level of intangible assets in 2014 compared to 2013.
Goodwill impairment related to the Simple reporting unit was $12.5 million in 2014. There was no goodwill impairment in 2013. Refer to "—Goodwill" and Note 8, Goodwill and Other Acquired Intangible Assets in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO as well as other OREO associated expenses. Other noninterest expense increased in 2014 to $215.0 million compared to $200.3 million in 2013 due primarily to a $15.9 million increase in provision for unfunded commitments.
2013 compared to 2012
Noninterest expense was $2.2 billion for 2013, a decrease of $152.7 million compared to 2012. The decline in total noninterest expense for 2013 is attributable to a decrease in FDIC indemnification expense, amortization of intangibles, FDIC insurance, communications and other noninterest expenses which were partially offset by increases in professional services fees, equipment, marketing and total securities impairment.
FDIC indemnification expense was $267.2 million in 2013 compared to $372.5 million in 2012. The decrease in 2013 was driven by changes in credit quality of the covered loan portfolio as well as changes in the expected cash flows of covered loans. Refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for further details.
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
Other noninterest expenses decreased in 2013 to $200.3 million compared to $234.9 million in 2012 due in part to an overall decrease in expenses related to OREO which decreased by $9.4 million. In addition, the provision for unfunded commitments decreased by $33.9 million due to the improvements in credit quality.

Income Tax Expense
The Company’s income tax expense totaled $147.3 million, $170.8 million and $219.7 million for 2014, 2013, and 2012, respectively. The effective tax rate was 23.9%, 28.9%, and 31.4% for 2014, 2013 and 2012, respectively.
The decrease in the effective tax rate for 2014 compared to 2013 was primarily driven by an increase in tax exempt income in 2014 and the release of a valuation allowance on net operating losses of BSI during 2014. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. During 2014, as BSI achieved three years of cumulative income before income tax expense adjusted for permanent differences, management determined that sufficient positive evidence existed to conclude that it is more likely than not that the deferred tax assets are realizable and, therefore, reduced the valuation allowance accordingly.
The effective tax rate in 2013 decreased from 2012 due to the lower level of net income before income tax expense relative to permanent income tax differences as compared to 2012.
Refer to Note 19, Income Taxes, in the Notes to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.
Business Segment Results
The Company reports on four business segments: Wealth and Retail Banking, Commercial Banking, Corporate and Investment Banking, and Treasury. Additional detailed financial information on each business segment is included in Note 23, Segment Information, of the Notes to the Consolidated Financial Statements. Results of the Company’s business segments are based on the Company’s lines of business and internal management accounting policies that have been developed to reflect the underlying economics of the business. The structure and accounting practices are specific to the Company; therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions.
The Company employs a FTP methodology at the business segment level in the determination of net interest income earned primarily on loans and deposits. This methodology is a matching fund concept whereby the lines of business that are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. Matching duration allocates interest income and expense to each segment so its resulting net interest income is insulated from interest rate risk.
Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing services to, customers. Results of operations for the business segments reflect these fee sharing allocations. In addition, the financial results of the business segments include allocations for shared services and operations expenses.
Net income (loss) by business segment is summarized in the following table:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Wealth and Retail Banking	$82,690	$30,647	$35,061
Commercial Banking	373,817	346,491	358,378
Corporate and Investment Banking	57,714	34,735	30,602
Treasury	37,641	14,695	39,111
Corporate Support and Other	(83,330)	(6,638)	15,859
Net income	468,532	419,930	479,011
Less: net income attributable to noncontrolling interest	1,976	2,094	2,138
Net income available to shareholder	$466,556	$417,836	$476,873

Wealth and Retail Banking
The following table contains selected financial data for the Wealth and Retail Banking segment:

Wealth and Retail Banking	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Net interest income	$835,503	$820,755	$803,905
Allocated provision for loan losses	91,719	112,075	134,437
Noninterest income	675,258	636,400	646,792
Noninterest expense	1,287,265	1,296,240	1,260,386
Net income before income tax expense	131,777	48,840	55,874
Income tax expense	49,087	18,193	20,813
Net income	$82,690	$30,647	$35,061

Comparison of 2014 with 2013
Net income was $82.7 million for 2014, an increase of $52.0 million compared to net income of $30.6 million for 2013. The increase in net income was primarily driven by increases in net interest income and noninterest income as well as decreases in the allocated provision for loan losses and noninterest expense.
Net interest income increased $14.7 million compared to the prior year primarily due to an increase in the spread on earning assets due to higher average loan balances.
Allocated provision for loan losses decreased $20.4 million from 2014 to 2013 due to improving credit trends partially offset by loan growth.
Noninterest income increased $38.9 million to $675.3 million in 2014 compared to $636.4 million in 2013 driven by increases in retail investment sales income of $11.2 million, other fee income of $9.9 million, and shared revenue and incentive credits associated with deposit growth of $19.4 million.
Noninterest expense decreased $9.0 million to $1.3 billion in 2014 as a result of decreases to salaries and benefits of $4.7 million, equipment of $3.0 million, occupancy expense of $5.8 million and other noninterest expense of $7.0 million. These decreases were partially offset by an increase in corporate overhead allocations of $14.4 million.
Comparison of 2013 with 2012
Net income was $30.6 million for 2013, compared to net income of $35.1 million for 2012. The decrease in net income of $4.4 million was primarily driven by an increase in noninterest expense and a decrease in noninterest income, partially offset by higher net interest income and a decline in the allocated provision for loan losses.
Net interest income increased $16.9 million compared to the prior year primarily attributable to an increase in the net spread on deposits.
Allocated provision for loan losses decreased $22.4 million due to improving credit trends partially offset by loan growth.
Noninterest income decreased $10.4 million from 2012 to 2013 primarily due to decreases in service charges on deposit accounts of $32.1 million and mortgage banking income of $17.3 million offset by increases in shared revenues allocated to the wealth and retail business segment of $27.9 million, other fee income of $6.7 million, and retail investment and insurance sales of $3.8 million.

Noninterest expense increased $35.9 million from the prior year as a result of increases in corporate overhead allocations of $60.7 million and marketing of $7.7 million. These increases were partially offset by decreases in FDIC insurance of $23.5 million, salaries and benefits of $7.6 million, and occupancy expense of $4.6 million.
Commercial Banking
The following table contains selected financial data for the Commercial Banking segment:

Commercial Banking	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Net interest income	$844,454	$762,319	$766,155
Allocated provision (benefit) for loan losses	30,759	(18,338)	(100,131)
Noninterest income	251,504	226,685	184,132
Noninterest expense	469,475	455,165	479,297
Net income before income tax expense	595,724	552,177	571,121
Income tax expense	221,907	205,686	212,743
Net income	$373,817	$346,491	$358,378
Comparison of 2014 with 2013
Net income was $373.8 million for 2014, compared to net income of $346.5 million for 2013. The increase in net income of $27.3 million was primarily driven by an increase in net interest income and noninterest income, partially offset by an increase in the allocated provision for loan losses and noninterest expense.
Net interest income increased $82.1 million during 2014 compared to 2013 primarily driven by increases in the spread on earning assets as well as the spread on deposits and borrowed funds.
Allocated provision for loan losses increased $49.1 million and was primarily attributable to loan growth.
Noninterest income increased $24.8 million from 2013 to 2014 due to increases in shared revenue and incentive credits of $28.4 million partially offset by a decrease in other fee income of $9.0 million.
Noninterest expense increased $14.3 million from the prior year as a result of increases in FDIC insurance of $10.8 million and salaries and benefits of $9.0 million. These increases were partially offset by decreases in corporate overhead allocations of $7.6 million and professional services of $2.7 million.
Comparison of 2013 with 2012
Net income was $346.5 million for 2013, compared to net income of $358.4 million for 2012. The decrease in net income of $11.9 million was primarily driven by a lower allocated benefit for loan losses and a decrease in net interest income, partially offset by an increase in noninterest income and a decrease in noninterest expense.
Net interest income of $762.3 million for 2013 remained relatively unchanged compared to the prior year.
Allocated benefit for loan losses was $18.3 million compared to allocated benefit for loan losses of $100.1 million for the same period in 2012. The increase was primarily attributable to loan growth.
Noninterest income increased $42.6 million from 2012 to 2013 due to increases in other fee income of $20.7 million and shared revenue allocations of $27.5 million.
Noninterest expense decreased $24.1 million from the prior year as a result of decreases in professional services of $7.9 million, FDIC insurance of $11.1 million, and other noninterest expense of $23.9 million. These decreases were partially offset by an increase in salaries and benefits expense of $16.9 million.

Corporate and Investment Banking
The following table contains selected financial data for the Corporate and Investment Banking segment:

Corporate and Investment Banking	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Net interest income	$51,482	$51,248	$44,970
Allocated provision for loan losses	3,865	5,467	5,634
Noninterest income	181,130	135,145	112,610
Noninterest expense	136,772	125,571	103,178
Net income before income tax expense	91,975	55,355	48,768
Income tax expense	34,261	20,620	18,166
Net income	$57,714	$34,735	$30,602
Comparison of 2014 with 2013
Net income was $57.7 million for 2014, compared to net income of $34.7 million for 2013. The increase in net income of $23.0 million was primarily driven by an increase in noninterest income and a decrease in the allocated provision for loan losses, partially offset by an increase in noninterest expense.
Net interest income of $51.5 million in 2014 was relatively unchanged when compared to $51.2 million in 2013.
Allocated provision for loan losses decreased $1.6 million due to improvements in credit quality.
Noninterest income increased $46.0 million from 2013 to 2014 primarily due to an increase in investment banking and advisory fee income of $39.9 million.
Noninterest expense increased $11.2 million from the prior year as a result of increases in salaries and benefits of $5.2 million, corporate overhead allocations of $5.9 million, professional services of $2.9 million, and other noninterest expense of $2.3 million. These increases were partially offset by a decrease in occupancy expense of $1.1 million.
Comparison of 2013 with 2012
Net income was $34.7 million for 2013, compared to net income of $30.6 million for 2012. The increase in net income of $4.1 million was primarily driven by an increase in noninterest income and net interest income, partially offset by an increase in noninterest expense.
Net interest income increased $6.3 million compared to the prior year due to an increase in the spread on earning assets and the spread on deposits and borrowed funds.
Allocated provision for loan losses was $5.5 million for 2013 compared to $5.6 million for 2012.
Noninterest income increased $22.5 million from 2012 to 2013 primarily driven by higher investment banking and advisory fees of $18.6 million in the current period compared to 2012.
Noninterest expense increased $22.4 million from the prior year as a result of increases in salaries and benefits of $7.6 million, professional services of $4.9 million, and other noninterest expense of $8.4 million.

Treasury
The following table contains selected financial data for the Treasury segment:

Treasury	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Net interest income (expense)	$870	$(35,703)	$4,006
Allocated provision for loan losses	—	—	—
Noninterest income	76,713	76,792	76,855
Noninterest expense	17,597	17,671	18,532
Net income before income tax expense	59,986	23,418	62,329
Income tax expense	22,345	8,723	23,218
Net income	$37,641	$14,695	$39,111
Comparison of 2014 with 2013
Net income was $37.6 million for 2014, compared to net income of $14.7 million for 2013. The increase in net income of $22.9 million was primarily driven by an increase in net interest income. Net interest income increased $36.6 million compared to the prior year primarily driven by an increase on the spread on earning assets.
Comparison of 2013 with 2012
Net income was $14.7 million for 2013, compared to net income of $39.1 million for 2012. The decrease in net income of $24.4 million was primarily driven by a decrease in net interest income. Net interest income decreased $39.7 million compared to the prior year primarily driven by decreases on the spread on earning assets and the spread on deposits and borrowed funds.

Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
The following table details the composition of the Company’s trading account assets.
Table 7 Trading Account Assets

	December 31,
	2014	2013
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,502,308	$24,655
Mortgage-backed securities	—	1,285
State and political subdivisions	—	2,160
Other equity securities	—	2
Interest rate contracts	296,239	262,578
Commodity contracts	25,569	23,132
Foreign exchange contracts	8,268	4,450
Other trading assets	2,013	1,668
Total trading account assets	$2,834,397	$319,930
Trading account assets increased $2.5 billion to $2.8 billion at December 31, 2014. The increase in trading account assets primarily related to an increase in U.S. Treasury securities held by the Company's broker dealer subsidiary, BSI.
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

The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Table 8 Composition of Investment Securities Portfolio

	December 31,
	2014	2013	2012
	(In Thousands)
Investment securities available for sale (at fair value):
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,313,542	$260,937	$96,125
Mortgage-backed securities	4,423,835	5,233,791	5,199,513
Collateralized mortgage obligations	2,488,579	1,756,398	1,722,825
States and political subdivisions	467,315	509,436	341,897
Other	44,441	40,333	130,222
Equity securities (1)	499,563	512,190	497,848
Total securities available for sale	$10,237,275	$8,313,085	$7,988,430
Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$124,051	$145,989	$185,684
Asset-backed securities	39,187	67,590	87,503
States and political subdivisions (2)	1,112,415	1,225,977	1,151,742
Other	72,701	79,640	83,000
Total securities held to maturity	$1,348,354	$1,519,196	$1,507,929
Total investment securities	$11,585,629	$9,832,281	$9,496,359

(1)	Includes $500 million, $512 million and $498 million at December 31, 2014, 2013 and 2012, respectively, of FHLB and Federal Reserve stock carried at par.

(2)	Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities at origination.
As of December 31, 2014, the securities portfolio included $10.2 billion in available for sale securities and $1.3 billion in held to maturity securities. Approximately 83% of the total securities portfolio was backed by government agencies or government-sponsored entities.
During 2014, the Company received proceeds of $1.1 billion related to the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $53.0 million. During 2013, the Company received proceeds of $1.1 billion from the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $31.4 million.
The Company recognized $180 thousand in OTTI charges in 2014 compared to $3.9 million and $987 thousand in 2013 and 2012, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.

The maturities and weighted average yields of the investment securities available for sale and the investment securities held to maturity portfolios at December 31, 2014 are presented in the following table. Maturity data is calculated based on the next re-pricing date for securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Table 9 Investment Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$—	—%	$419,279	1.20%	$952,868	1.17%	$941,395	1.10%
Mortgage-backed securities	10,954	1.52	72,528	2.58	143,194	1.91	4,197,159	1.16
Collateralized mortgage obligations	—	—	9,465	3.66	133,592	1.38	2,345,522	1.07
States and political subdivisions	52,204	5.89	74,160	5.98	200,223	4.23	140,728	4.74
Other	—	—	—	—	—	—	44,441	0.42
Equity securities (1)	—	—	—	—	—	—	499,563	3.30
Total	$63,158	4.12%	$575,432	3.74%	$1,429,877	2.16%	$8,168,808	1.43%

Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$—	—%	$1,964	3.67%	$4,307	3.75%	$117,780	1.52%
Asset-backed securities	—	—	—	—	—	—	39,187	0.40
States and political subdivisions	9,223	1.87	303,039	1.45	187,822	2.00	612,331	2.21
Other	—	—	—	—	—	—	72,701	0.98
Total	$9,223	1.87%	$305,003	1.43%	$192,129	2.09%	$841,999	1.77%
Total securities	$72,381		$880,435		$1,622,006		$9,010,807

(1)	Equity securities are included in the maturing after ten years category.
Lending Activities
Average loans and loans held for sale represented 83.0% of average interest-earnings assets at December 31, 2014, compared to 82.5% at December 31, 2013. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The Loan Portfolio table presents the classifications by major category at December 31, 2014, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2014, and an analysis of the rate structure for such loans with maturities greater than one year, excluding covered loans.
Table 10 Loan Portfolio

	December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$23,828,537	$20,209,209	$16,980,957	$13,700,779	$10,637,446
Real estate – construction	2,154,652	1,736,348	1,895,931	3,367,413	4,537,392
Commercial real estate – mortgage	9,877,206	9,106,329	7,707,548	7,235,458	7,103,237
Total commercial loans	$35,860,395	$31,051,886	$26,584,436	$24,303,650	$22,278,075
Consumer loans:
Residential real estate – mortgage	$13,922,656	$12,706,879	$11,443,973	$9,669,114	$7,781,881
Equity lines of credit	2,304,784	2,236,367	2,393,271	2,563,706	2,672,193
Equity loans	634,968	644,068	671,616	849,369	1,070,879
Credit card	630,456	660,073	625,395	582,244	534,375
Consumer direct	652,927	516,572	522,995	528,818	544,678
Consumer indirect	2,870,408	2,116,981	1,593,175	1,366,060	1,473,893
Total consumer loans	$21,016,199	$18,880,940	$17,250,425	$15,559,311	$14,077,899
Covered loans	495,190	734,190	1,176,682	2,079,366	4,016,788
Total loans	$57,371,784	$50,667,016	$45,011,543	$41,942,327	$40,372,762
Loans held for sale	154,816	147,109	322,065	170,351	69,063
Total loans and loans held for sale	$57,526,600	$50,814,125	$45,333,608	$42,112,678	$40,441,825

Table 11 Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$4,514,131	$16,468,742	$2,845,664	$23,828,537	$2,905,596	$16,408,810
Real estate - construction	728,290	1,270,639	155,723	2,154,652	56,239	1,370,123
	$5,242,421	$17,739,381	$3,001,387	$25,983,189	$2,961,835	$17,778,933
Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.
Loans and loans held for sale, net of unearned income, totaled $57.5 billion at December 31, 2014, an increase of $6.7 billion from December 31, 2013. The increase in total loans was primarily driven by growth in commercial, financial and agricultural loans as well as increases in the commercial real estate - mortgage, residential real estate - mortgage and consumer indirect loan portfolios.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional discussion.

Asset Quality
The Company's asset quality continued to improve during 2014. Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $420 million at December 31, 2014 compared to $552 million at December 31, 2013. Excluding covered assets, nonperforming assets decreased from $486 million at December 31, 2013 to $368 million at December 31, 2014. The decrease in nonperforming assets, excluding covered assets, was primarily due to a $114 million decrease in nonaccrual loans partially attributable to the Company's decision to sell certain nonperforming loans as well as to upgrades in the portfolio. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.73% (or 0.65% excluding covered assets) at December 31, 2014 compared with 1.09% (or 0.97% excluding covered assets) at December 31, 2013.
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

Table 12 Potential Problem Loans

	December 31,
	2014	2013
	(In Thousands)
Commercial, financial and agricultural	$111,919	$134,927
Real estate – construction	214	7,421
Commercial real estate – mortgage	55,517	138,432
	$167,650	$280,780
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
Given the significant amount of acquired loans that were past due but still accruing in certain of the years presented, the Company believes the inclusion of these loans in certain asset quality ratios including “Loans 90 days or more past due and still accruing as a percentage of total loans,” “Nonperforming loans as a percentage of total loans,” and certain other asset quality ratios that reflect nonperforming assets in the numerator or denominator (or both) results in significant distortion to these ratios. In addition, because loan level charge-offs related to the acquired loans are not recognized in the financial statements until the cumulative amounts exceed the original loss projections on a pool basis, the net charge-off ratio for the acquired loans is not consistent with the net charge-off ratio for other loan portfolios. The inclusion of these loans in the asset quality ratios described above could result in a lack of comparability across quarters or years and could negatively impact comparability with other portfolios that were not impacted by acquisition accounting. The Company believes that the presentation of asset quality measures excluding covered loans and related amounts from both the numerator and the denominator provides better perspective into underlying trends related to the quality of its loan portfolio. Accordingly, the asset quality measures in Tables 13 and 15 present asset quality information both on a consolidated basis as well as excluding the covered loans and the related amounts.

The following table summarizes asset quality information for the past five years and includes loans held for sale and purchased impaired loans.
Table 13 Asset Quality

	December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$61,157	$128,231	$112,135	$185,629	$206,704
Real estate – construction	7,964	14,183	104,683	415,629	629,909
Commercial real estate – mortgage	89,736	129,672	270,734	446,926	424,891
Residential real estate – mortgage	108,357	102,904	193,983	220,844	222,156
Equity lines of credit	32,874	31,431	20,143	23,570	20,860
Equity loans	19,029	20,447	16,943	30,309	24,698
Credit card	—	—	—	—	—
Consumer direct	799	540	337	1,217	5,799
Consumer indirect	2,624	1,523	—	—	—
Total nonaccrual loans, excluding covered loans	322,540	428,931	718,958	1,324,124	1,535,017
Covered nonaccrual loans	114	5,428	1,235	16,555	30,367
Total nonaccrual loans	322,654	434,359	720,193	1,340,679	1,565,384
Nonaccrual loans held for sale	—	7,359	7,583	16,970	40,664
Total nonaccrual loans and loans held for sale	$322,654	$441,718	$727,776	$1,357,649	$1,606,048
Accruing TDRs: (1)
Commercial, financial and agricultural	$10,127	$25,548	$17,832	$22,658	$29,716
Real estate – construction	2,112	3,801	49,215	97,126	44,733
Commercial real estate – mortgage	39,841	59,727	56,520	59,690	30,010
Residential real estate – mortgage	69,408	74,236	91,384	75,170	50,285
Equity lines of credit	—	—	—	203	851
Equity loans	41,197	42,850	21,929	13,597	9,255
Credit card	—	—	—	—	—
Consumer direct	298	91	138	8	12
Consumer indirect	—	—	—	—	—
Total accruing TDRs, excluding covered loans	162,983	206,253	237,018	268,452	164,862
Covered TDRs	—	3,455	7,079	9,545	51,116
Total TDRs	162,983	209,708	244,097	277,997	215,978
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$162,983	$209,708	$244,097	$277,997	$215,978
Other real estate:
Other real estate, excluding covered assets	16,682	19,115	45,007	172,725	300,761
Covered other real estate	3,918	4,113	23,561	45,115	43,838
Total other real estate	$20,600	$23,228	$68,568	$217,840	$344,599
Other repossessed assets:
Other repossessed assets, excluding covered assets	3,920	3,360	3,890	4,249	6,900
Covered other repossessed assets	—	—	—	36	—
Total other repossessed assets	$3,920	$3,360	$3,890	$4,285	$6,900

Table 13 (continued) Asset Quality

	December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Loans 90 days past due and accruing:
Commercial, financial and agricultural	1,610	2,212	1,853	2,501	5,467
Real estate – construction	477	240	1,907	502	7,156
Commercial real estate – mortgage	628	797	2,771	496	2,581
Residential real estate – mortgage	2,598	2,460	3,645	1,885	7,993
Equity lines of credit	2,679	5,109	4,661	6,917	5,767
Equity loans	997	1,167	2,335	2,276	2,334
Credit card	9,441	10,277	7,729	8,384	10,887
Consumer direct	2,296	2,402	2,065	1,798	1,181
Consumer indirect	2,771	1,540	1,138	1,496	1,308
Total loans 90 days past due and accruing, excluding covered loans	23,497	26,204	28,104	26,255	44,674
Covered loans 90 days past due and accruing	47,957	56,610	112,748	157,022	399,607
Total loans 90 days past due and accruing	71,454	82,814	140,852	183,277	444,281
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$71,454	$82,814	$140,852	$183,277	$444,281

(1)	TDR totals include accruing loans 90 days past due classified as TDR.
Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 14 Nonperforming Assets

	December 31,
	2014	2013
	(In Thousands)
Nonaccrual loans	$322,654	$441,718
Loans 90 days or more past due and accruing (1)	71,454	82,814
TDRs 90 days or more past due and accruing	1,722	1,317
Nonperforming loans	395,830	525,849
OREO	20,600	23,228
Other repossessed assets	3,920	3,360
Total nonperforming assets	$420,350	$552,437

(1)	Excludes loans classified as TDRs

Table 15 Asset Quality Ratios

	December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale, excluding covered loans (1)	0.61%	0.93%	1.71%	3.42%	4.45%
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale, including covered loans (1)	0.69%	1.03%	1.92%	3.68%	5.07%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets, excluding covered assets (2)	0.65%	0.97%	1.82%	3.84%	5.25%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets, including covered assets (2)	0.73%	1.09%	2.07%	4.18%	5.89%
Allowance for loan losses as a percentage of loans, excluding covered loans and related allowance	1.20%	1.40%	1.79%	2.57%	3.00%
Allowance for loan losses as a percentage of loans, including covered loans and related allowance	1.19%	1.38%	1.78%	2.51%	2.75%
Allowance for loan losses as a percentage of nonperforming loans, excluding covered loans (3)	196.18%	152.87%	104.96%	75.89%	68.99%
Allowance for loan losses as a percentage of nonperforming loans, including covered loans (3)	173.06%	135.15%	93.15%	68.65%	55.18%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The current inventory of other real estate, excluding amounts covered under FDIC loss sharing agreements, totaled $17 million at December 31, 2014 compared to $19 million at December 31, 2013.
The following table provides a rollforward of OREO.
Table 16 Rollforward of Other Real Estate Owned

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year	$23,228	$68,568
Transfer of loans and loans held for sale to OREO	22,176	47,879
Sales of OREO	(22,101)	(83,517)
Write-downs of OREO	(2,703)	(9,702)
Balance at end of year	$20,600	$23,228

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 17 Rollforward of Nonaccrual Loans

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year	$436,290	$726,541
Additions	353,347	516,848
Additions - expiration of LSA	3,733	—
Returns to accrual	(75,131)	(74,608)
Loan sales	(73,767)	(139,195)
Payments and paydowns	(118,449)	(282,303)
Transfers to other real estate	(20,070)	(28,829)
Charge-offs	(183,413)	(282,164)
Balance at end of year	$322,540	$436,290
As a part of the Company's asset disposition strategy, the Company may sell nonaccrual and other underperforming loans. During the year ended December 31, 2014, the Company sold $105 million and $3 million of noncovered commercial and consumer loans, respectively, and recognized net charge-offs totaling $18.1 million and $326 thousand, respectively, on these sales. During the year ended December 31, 2013, the Company sold $170 million and $34 million of noncovered commercial and consumer loans, respectively, and recognized net charge-offs totaling $35.6 million and $7.1 million, respectively, on these sales.
Generally when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2014, nonaccrual loans and loans held for sale, excluding covered loans, totaled $323 million. During the year ended December 31, 2014, $3.9 million of interest income was recognized on loans and loans held for sale classified as nonaccrual as of December 31, 2014. Under the original terms of the loans, interest income would have been approximately $15.3 million for loans and loans held for sale classified as nonaccrual as of December 31, 2014.
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

The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 18 Rollforward of TDR Activity

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year	$310,282	$388,643
New TDRs	47,362	93,031
Expiration of LSA	3,765	—
Payments/Payoffs	(105,438)	(110,347)
Charge-offs	(6,380)	(24,050)
Loan sales	(2,321)	(34,690)
Transfer to ORE	(3,896)	(2,305)
Balance at end of year	$243,374	$310,282
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $243 million at December 31, 2014 from $310 million at December 31, 2013. Included in these amounts are $163 million at December 31, 2014 and $206 million at December 31, 2013 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
The following table provides a rollforward of accruing TDR activity, excluding covered loans and loans held for sale.
Table 19 Rollforward of Accruing TDR Activity

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year	$206,253	$237,018
New TDRs	12,687	16,325
Expiration of LSA	2,398	—
Return to accrual	15,274	38,531
Payments/Payoffs	(56,974)	(42,282)
Charge-offs	(974)	(4,254)
Loan sales	(839)	(2,512)
Transfer to OREO	—	—
Transfer to nonaccrual	(14,842)	(36,573)
Balance at end of year	$162,983	$206,253
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
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses, excluding covered loans, decreased to $682 million at December 31, 2014, from $698 million at December 31, 2013. The ratio of the allowance for loan losses to total loans, excluding covered loans and the related allowance, decreased to 1.20% at December 31, 2014 from 1.40% at December 31, 2013. During 2014, the overall risk profile of the loan portfolio continued to improve. As loans with higher levels of probable incurred losses have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. In addition, nonperforming loans, excluding covered loans and loans held for sale, decreased to $348 million at December 31, 2014 from $456 million at December 31, 2013. The allowance attributable to individually impaired loans was $63 million at December 31, 2014 compared to $82 million at December 31, 2013.
Net charge-offs were 0.22% of average loans for 2014 compared to 0.44% of average loans for 2013. Excluding covered loans, net charge-offs were 0.23% of average loans for 2014 compared to 0.45% for 2013. The decrease in net charge-offs during 2014 was primarily attributable to decreases in the commercial, financial and agricultural, commercial real estate - mortgage, residential real estate - mortgage, and equity lines of credit portfolios.
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
The following table presents an estimated allocation of the allowance for loan losses. This allocation of the allowance for loan losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans.
Table 20 Allocation of Allowance for Loan Losses

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$299,482	41.5%	$292,327	39.9%	$283,058	37.7%	$252,399	32.6%	$207,992	26.4%
Real estate – construction	48,648	3.8	33,218	3.4	69,761	4.2	237,203	8.0	410,745	11.2
Commercial real estate – mortgage	89,585	17.2	125,742	18.0	184,563	17.1	252,081	17.3	213,612	17.6
Residential real estate – mortgage	69,716	24.3	71,321	25.1	115,600	25.4	148,430	23.1	88,158	19.3
Equity lines of credit	66,151	4.0	62,258	4.4	41,528	5.3	39,867	6.1	54,546	6.6
Equity loans	18,760	1.1	21,996	1.3	15,137	1.5	18,466	2.0	20,567	2.7
Credit card	42,523	1.1	46,395	1.3	37,039	1.4	43,272	1.4	48,154	1.3
Consumer direct	16,139	1.1	14,250	1.0	16,122	1.2	12,266	1.3	14,822	1.3
Consumer indirect	31,229	5.0	30,258	4.2	22,242	3.6	20,929	3.2	31,672	3.7
Total, excluding covered loans	682,233	99.1	697,765	98.6	785,050	97.4	1,024,913	95.0	1,090,268	90.1
Covered loans	2,808	0.9	2,954	1.4	17,803	2.6	26,883	5.0	18,749	9.9
Total	$685,041	100.0%	$700,719	100.0%	$802,853	100.0%	$1,051,796	100.0%	$1,109,017	100.0%

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 21 Summary of Loan Loss Experience

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Average loans outstanding during the year	$54,308,414	$47,810,838	$44,002,221	$40,909,860	$41,474,531
Average loans outstanding during the year, excluding covered loans	$53,694,629	$46,855,174	$42,339,949	$37,723,721	$36,291,728
Allowance for loan losses, beginning of year	$700,719	$802,853	$1,051,796	$1,109,017	$1,268,046
Charge-offs:
Commercial, financial and agricultural	31,627	47,751	63,678	154,721	116,880
Real estate – construction	2,882	8,403	57,758	111,419	559,662
Commercial real estate – mortgage	12,088	35,011	94,160	103,822	138,757
Residential real estate – mortgage	21,161	73,551	56,834	68,885	59,464
Equity lines of credit	20,101	31,705	52,899	60,765	52,474
Equity loans	7,487	13,167	16,354	17,410	17,765
Credit card	36,129	32,534	31,891	34,457	44,511
Consumer direct	22,960	21,844	24,208	23,045	32,298
Consumer indirect	29,363	18,198	15,488	21,718	46,076
Total, excluding covered loans	183,798	282,164	413,270	596,242	1,067,887
Covered loans	2,466	6,708	3,807	12,198	42,764
Total, including covered loans	186,264	288,872	417,077	608,440	1,110,651
Recoveries:
Commercial, financial and agricultural	19,796	20,050	31,074	39,873	20,127
Real estate – construction	5,243	11,442	22,462	26,138	50,573
Commercial real estate – mortgage	2,576	7,333	13,419	15,678	11,620
Residential real estate – mortgage	6,003	6,750	3,848	3,391	2,884
Equity lines of credit	4,710	4,205	21,736	3,085	3,819
Equity loans	2,126	2,092	1,847	1,329	1,470
Credit card	2,814	2,650	2,559	3,104	2,520
Consumer direct	5,709	6,137	5,432	6,956	9,242
Consumer indirect	10,075	10,045	10,886	14,756	18,357
Total, excluding covered loans	59,052	70,704	113,263	114,310	120,612
Covered loans	5,233	8,488	25,400	8,276	5,961
Total, including covered loans	64,285	79,192	138,663	122,586	126,573
Net charge-offs	121,979	209,680	278,414	485,854	984,078
Provision for covered loans	(1,178)	(16,629)	(30,673)	12,056	55,552
Provision charged to income, excluding covered loans	107,479	124,175	60,144	416,577	769,497
Total provision for loan losses	106,301	107,546	29,471	428,633	825,049
Allowance for loan losses, end of year	$685,041	$700,719	$802,853	$1,051,796	$1,109,017
Allowance for loan losses, excluding allowance attributable to covered loans	$682,233	$697,765	$785,050	$1,024,913	$1,090,268
Allowance for covered loans	2,808	2,954	17,803	26,883	18,749
Total allowance for loan losses	$685,041	$700,719	$802,853	$1,051,796	$1,109,017
Net charge-offs to average loans	0.22%	0.44%	0.63%	1.19%	2.37%
Net charge-offs to average loans, excluding covered loans	0.23%	0.45%	0.71%	1.28%	2.61%

Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2014 and 2013.
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
The commercial, financial and agricultural portfolio segment totaled $23.8 billion at December 31, 2014, compared to $20.2 billion at December 31, 2013. The increase in this portfolio segment reflects the Company's objective to strategically grow this segment. This segment consists primarily of large national and international companies and small to mid-sized companies with business operations in the Company's geographic footprint. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
Beginning late in 2014, oil prices began declining and the Company has been monitoring the prices for both direct and indirect impacts on its energy lending portfolio. As shown in Table 22, the Company's energy industry loan balances at December 31, 2014 were approximately $3.6 billion and represented approximately 6 percent of the Company's total loan portfolio. This amount is comprised of loans directly related to energy, such as oilfield services, refining and support, exploration and production, and pipeline transportation of natural gas, crude oil and other refined petroleum products. The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of December 31, 2014, no adverse trends had been noted in the internal risk ratings of energy borrowers due to the decline in oil prices in late 2014. However, if the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and non-performing loans, as well as net charge-offs.

The following table provides details related to the commercial, financial, and agricultural segment.
Table 22 Commercial, Financial and Agricultural

	December 31,
	2014				2013 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$576,185	$380	$—	$—	$413,666	$420	$—	$—
Basic Materials	1,006,900	73	—	—	855,342	105	—	—
Capital Goods & Industrial Services	2,155,565	4,673	19	—	1,843,906	5,851	85	1,392
Construction & Infrastructure	726,504	2,627	208	1,567	538,312	29,943	4,266	—
Consumer & Healthcare	2,787,797	4,673	843	2	2,411,402	11,896	946	50
Energy	3,612,145	6,186	—	—	2,876,170	871	—	—
Financial Services	1,402,784	223	10	3	1,068,682	94	—	—
General Corporates	1,202,276	2,899	305	38	1,037,612	1,349	28	759
Institutions	2,219,357	9,724	7,175	—	1,860,121	27,079	—	—
Leisure	1,832,870	3,850	248	—	1,760,205	28,497	422	—
Real Estate	1,428,412	45	—	—	1,373,026	2,363	19,763	—
Retailers	2,333,268	5,172	296	—	1,934,491	19,445	23	7
Telecoms, Technology & Media	1,177,541	19,157	—	—	802,412	—	15	4
Transportation	723,088	1,443	1,005	—	590,982	240	—	—
Utilities	643,845	32	18	—	842,880	78	—	—
Total Commercial, Financial and Agricultural	$23,828,537	$61,157	$10,127	$1,610	$20,209,209	$128,231	$25,548	$2,212

(1)	December 31, 2013 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2014.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $9.9 billion at December 31, 2014, compared to $9.1 billion at December 31, 2013, and real estate - construction loans totaled $2.2 billion at December 31, 2014, compared to $1.7 billion at December 31, 2013.
This segment consists primarily of extensions of credit to real estate developers and investors for the financing of land and buildings, whereby the repayment is generated from the sale of the real estate or the income generated by the real estate property. The Company attempts to minimize risk on commercial real estate properties by various means including requiring collateral values that exceed the loan amount, adequate cash flow to service the debt, and the personal guarantees of principals of the borrowers. In order to minimize risk on the construction portfolio, the Company has established an operations group outside of the lending staff which is responsible for loan disbursements during the construction process.

The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 23 Commercial Real Estate

	December 31,
	2014				2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$623,029	$9,328	$3,540	$—	$690,668	$8,950	$6,126	$181
Arizona	807,315	5,757	2,748	—	801,231	11,278	5,765	—
California	1,182,095	2,182	794	—	845,135	3,180	—	—
Colorado	464,992	12,996	11,364	—	515,663	4,940	13,792	—
Florida	908,329	7,567	168	—	893,315	7,736	5,365	—
New Mexico	176,896	6,149	31	—	257,585	2,516	—	—
Texas	3,128,072	31,494	2,446	628	3,135,674	71,411	8,023	616
Other	2,586,478	14,263	18,750	—	1,967,058	19,661	20,656	—
	$9,877,206	$89,736	$39,841	$628	$9,106,329	$129,672	$59,727	$797

Table 24 Real Estate – Construction

	December 31,
	2014				2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$67,466	$117	$426	$—	$50,852	$1,809	$1,858	$—
Arizona	155,379	2,852	—	—	126,793	4,625	—	—
California	228,284	24	31	—	235,919	302	82	—
Colorado	74,526	—	—	—	69,672	567	1,701	—
Florida	161,322	88	—	—	119,374	2,628	—	193
New Mexico	13,977	—	72	207	18,426	156	73	—
Texas	1,013,865	4,089	1,583	270	815,266	3,189	87	47
Other	439,833	794	—	—	300,046	907	—	—
	$2,154,652	$7,964	$2,112	$477	$1,736,348	$14,183	$3,801	$240
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

Residential real estate - mortgage loans totaled $13.9 billion at December 31, 2014 compared to $12.7 billion at December 31, 2013. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 25 Residential Real Estate - Mortgage

	December 31,
	2014				2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,292,303	$12,905	$14,824	$97	$1,366,657	$16,662	$16,005	$218
Arizona	1,460,922	8,806	10,229	310	1,368,384	11,103	10,195	339
California	2,607,029	12,051	3,475	—	1,970,422	5,795	3,415	—
Colorado	1,237,629	3,304	3,557	6	1,024,410	2,234	2,585	63
Florida	1,541,425	17,322	11,317	279	963,622	9,617	11,652	212
New Mexico	243,755	1,478	2,146	—	222,674	1,452	1,308	—
Texas	5,113,914	27,156	20,425	1,487	4,873,957	35,943	21,043	1,502
Other	425,679	25,335	3,435	419	916,753	20,098	8,033	126
	$13,922,656	$108,357	$69,408	$2,598	$12,706,879	$102,904	$74,236	$2,460
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 26 Residential Real Estate - Mortgage

	December 31,
	2014				2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$569,353	$68,951	$25,474	$1,550	$568,227	$67,809	$24,977	$1,251
621-680	1,280,517	17,347	22,469	214	1,230,493	17,689	20,221	214
681 – 720	2,289,138	12,808	9,747	76	2,170,335	4,760	11,904	32
Above 720	8,823,328	2,205	10,573	341	7,894,709	2,098	16,030	572
Unknown	960,320	7,046	1,145	417	843,115	10,548	1,104	391
	$13,922,656	$108,357	$69,408	$2,598	$12,706,879	$102,904	$74,236	$2,460

Equity lines of credit and equity loans totaled $2.9 billion and $2.9 billion at December 31, 2014 and December 31, 2013, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 27 Equity Loans and Lines

	December 31,
	2014				2013
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$635,845	$9,524	$10,368	$911	$674,461	$10,103	$13,350	$1,209
Arizona	429,133	9,877	6,778	292	428,861	8,668	5,484	2,494
California	172,193	905	181	145	72,180	219	164	—
Colorado	231,088	6,636	3,961	68	230,500	7,710	968	409
Florida	415,537	8,178	7,064	470	426,512	8,592	8,505	1,103
New Mexico	57,917	1,387	1,030	509	58,466	1,189	853	261
Texas	951,219	14,298	11,042	1,081	936,722	14,319	11,756	778
Other	46,820	1,098	773	200	52,733	1,078	1,770	22
	$2,939,752	$51,903	$41,197	$3,676	$2,880,435	$51,878	$42,850	$6,276

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 28 Equity Loans and Lines

	December 31,
	2014				2013
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$248,517	$23,910	$13,684	$2,958	$290,527	$22,449	$19,499	$5,673
621-680	446,053	17,000	15,972	422	435,936	19,245	12,140	197
681 – 720	554,301	8,057	6,632	66	536,196	6,517	4,530	—
Above 720	1,668,734	2,151	4,779	191	1,581,607	2,511	6,488	142
Unknown	22,147	785	130	39	36,169	1,156	193	264
	$2,939,752	$51,903	$41,197	$3,676	$2,880,435	$51,878	$42,850	$6,276
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer-direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer direct and consumer indirect loans at December 31, 2014 were $4.2 billion, or 7.3% of the total loan portfolio, excluding covered loans, compared to $3.3 billion, or 6.6% of the total loan portfolio, excluding covered loans at December 31, 2013.

Foreign Exposure
As of December 31, 2014, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $5.0 billion at both December 31, 2014 and December 31, 2013 and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. Prior to 2014, the Company had three identified reporting units with goodwill. However, during 2014, the Company acquired Simple (see Note 2, Acquisition Activities, in the Notes to the Consolidated Financial Statements for further discussion) resulting in an additional reporting unit with goodwill of $77 million at December 31, 2014. Aside from the acquisition of Simple, the goodwill, net of accumulated impairment losses, attributable to the Company's three other identified reporting units with goodwill was largely unchanged at both December 31, 2014 and December 31, 2013, broken down as follows: Wealth and Retail Banking - $2.0 billion, Commercial Banking - $2.4 billion, and Corporate and Investment Banking - $568 million.
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

The Company tested its four identified reporting units with goodwill for impairment as of October 31, 2014. The results of this test indicated a $12.5 million of goodwill impairment related to the Simple reporting unit. For the Company's three remaining reporting units, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time.
The following table includes the carrying value and fair value of each reporting unit’s goodwill as of October 31, 2014, the date of the most recent annual goodwill impairment test.
Table 29 Fair Value of Reporting Units

	Fair Value	Carrying Value
	(In Thousands)
Reporting Unit:
Wealth and Retail Banking	$6,040,000	$5,336,000
Commercial Banking	5,790,000	5,341,000
Corporate and Investment Banking	1,110,000	998,000
Simple	107,500	120,000
The fair value of each of the Company's reporting units, excluding the Simple reporting unit, exceeded its carrying value, and, therefore, step two of the goodwill impairment test was not required.
The step one fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the step one valuations are a key valuation assumption. In the Company’s step one test at October 31, 2014, the combined fair value of the reporting units with goodwill exceeded the combined carrying value by approximately $1.3 billion. If the discount rates used in the step one test were increased by 50 basis points, the excess fair value would decrease to a combined surplus of $293 million. If the discount rates used in the step one test were increased by 100 basis points, the excess fair value would decrease to a combined deficit to fair value of $742 million.
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
Specific factors as of the date of filing of the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets (especially loans); increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds; future federal rules and actions of regulators; and/or a continuation in the current low level of interest rates significantly beyond 2015.

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
At December 31, 2014, the Company's and the Bank's credit ratings were as follows:
Table 30 Credit Ratings

As of December 31, 2014
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term Rating	BBB	Baa3	BBB+
Short-term Rating	A-2	—	F2
Outlook	Stable	Stable	Stable
Compass Bank
Long-term rating	BBB	Baa2	BBB+
Short term rating	A-2	P-2	F2
Outlook	Stable	Stable	Stable
The cost and availability of financing to the Company and the Bank are impacted by their credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Following is a brief description of the various sources of funds used by the Company.
Deposits
Total deposits increased by $6.8 billion from $54.4 billion at December 31, 2013 to $61.2 billion at December 31, 2014 due to growth in noninterest bearing demand deposits and savings and money market accounts. Promotional efforts and new product rollouts were the primary drivers of this growth. At December 31, 2014 and 2013, total deposits included $2.1 billion and $1.9 billion, respectively, of brokered deposits.
The following table presents the Company’s average deposits segregated by major category:
Table 31 Composition of Average Deposits

	December 31,
	2014		2013		2012
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$16,633,240	28.5%	$14,586,725	27.8%	$13,854,155	28.5%
Interest-bearing demand deposits	7,280,418	12.5	6,824,450	13.0	6,324,500	13.0
Savings and money market	21,616,078	37.0	19,137,539	36.4	16,918,633	34.9
Certificates and other time deposits	12,745,974	21.8	11,886,386	22.6	11,340,316	23.4
Foreign office deposits-interest-bearing	131,925	0.2	118,644	0.2	112,176	0.2
Total average deposits	$58,407,635	100.0%	$52,553,744	100.0%	$48,549,780	100.0%
For additional information about deposits, see Note 9, Deposits, in the Notes to the Consolidated Financial Statements.
The following table summarizes the remaining maturities of time deposits of $100,000 or more outstanding at December 31, 2014.
Table 32 Maturities of Time Deposits of $100,000 or More

Time Deposits of $100,000 or More
(In Thousands)
Three months or less	$1,170,249
Over three through six months	857,365
Over six through twelve months	1,822,846
Over twelve months	4,654,551
$8,505,011
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At December 31, 2014, 2013 and 2012, federal funds purchased included in short-term borrowings were related to customer activity. The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates for each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 10, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.
Table 33 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Year-End
	(Dollars in Thousands)
December 31, 2014
Federal funds purchased	$960,935	$722,753	0.25%	$693,819	0.27%
Securities sold under agreements to repurchase	435,684	212,686	0.23	435,684	0.73
Other short-term borrowings	2,545,724	385,461	1.38	2,545,724	1.62
	$3,942,343	$1,320,900		$3,675,227
December 31, 2013
Federal funds purchased	$1,022,735	$815,541	0.25%	$704,190	0.26%
Securities sold under agreements to repurchase	456,263	164,218	0.01	148,380	0.01
Other short-term borrowings	28,630	12,739	0.93	5,591	2.48
	$1,507,628	$992,498		$858,161
December 31, 2012
Federal funds purchased	$1,347,795	$1,048,741	0.25%	$901,980	0.26%
Securities sold under agreements to repurchase	211,055	177,560	0.09	199,611	0.04
Other short-term borrowings	29,295	15,617	0.09	3,763	—
	$1,588,145	$1,241,918		$1,105,354
At December 31, 2014, total short-term borrowings totaled $3.7 billion, an increase of $2.8 billion, compared to the ending balance at December 31, 2013. The increase in total short-term borrowings was driven by a $2.5 billion increase in other short-term borrowings related to U.S. Treasury short positions held by the Parent's broker dealer subsidiary, BSI. The increase in total short-term borrowings at December 31, 2014 was also attributable to a $287 million increase in securities sold under agreements to repurchase.
At December 31, 2014 and 2013, FHLB and other borrowings were $4.8 billion and $4.3 billion, respectively. During 2014, under the Global Bank Note program, the Bank issued $400 million aggregate principal amount of unsecured senior notes due 2017 that pay a fixed annual coupon of 1.85% and $600 million aggregate principal amount of unsecured senior notes due 2019 that pay a fixed annual coupon of 2.75%. In addition to this issuance, proceeds received from the FHLB and other borrowings were approximately $1.2 billion and repayments were approximately $1.7 billion for the year ended December 31, 2014.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 11, FHLB and Other Borrowings, and Note 12, Capital Securities and Preferred Stock, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholders' equity at December 31, 2014 was $12.0 billion compared to $11.5 billion at December 31, 2013.
During 2014, the Parent issued 2,226,875 shares of its common stock to BBVA in consideration of the contribution by BBVA of $117 million to the Parent in connection with the Simple acquisition. In addition to the common stock issuance, shareholder's equity increased $469 million due to earnings attributable to shareholder during the period offset by the payment of a $102 million common dividend.
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

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2014, is shown in the table below along with comparable prior-year information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2014 and 2013, respectively.
Table 34 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	December 31, 2014	December 31, 2013
Rate Change
+ 200 basis points	9.74%	8.15%
+ 100 basis points	4.83	4.11
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
Table 35 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	December 31, 2014	December 31, 2013
Rate Change
+ 300 basis points	(3.87)%	(1.85)%
+ 200 basis points	(2.26)	(0.82)
+ 100 basis points	(0.65)	(0.13)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2014, the Company had derivative financial instruments outstanding with notional amounts of $25.3 billion. The estimated net fair value of open contracts was in an asset position of $124 million at December 31, 2014. For additional information about derivatives, refer to Note 13, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.
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
In September 2014, the Bank established a Global Bank Note program under which the Bank may from time to time subject to market conditions, issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue. During September 2014, the Bank issued $400 million aggregate principal amount of its 1.85% unsecured notes due 2017 and $600 million aggregate principal amount of its 2.75% unsecured notes due 2019.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at December 31, 2014 or December 31, 2013 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding.
During 2014, the Parent paid common dividends of $102 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
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

The following tables present information about the Company’s contractual obligations.
Table 36 Contractual Obligations (1)

	December 31, 2014
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$4,809,843	$649,974	$1,844,738	$1,616,769	$698,362	$—
Short-term borrowings (2)	3,675,227	3,675,227	—	—	—	—
Capital lease obligations	27,526	2,147	4,460	4,708	16,211	—
Operating leases	459,541	62,114	111,509	89,587	196,331	—
Deposits (3)	61,189,716	5,620,338	4,925,668	1,986,228	134,725	48,522,757
Unrecognized income tax benefits	28,286	—	24,296	2,069	1,921	—
Total	$70,190,139	$10,009,800	$6,910,671	$3,699,361	$1,047,550	$48,522,757

(1)	Amounts do not include associated interest payments.

(2)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For more information, see Note 10 of the Notes to the Consolidated Financial Statements.

(3)	Deposits with indeterminable maturity include noninterest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
Off Balance Sheet Arrangements
The following table presents information about the Company's off balance sheet arrangements.
Table 37 Commitments

December 31, 2014
(In Thousands)
Commitments to extend credit	$28,369,666
Standby and commercial letters of credit	1,871,323
Total	$30,240,989
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
The Company’s Tier 1 Risk-Based Capital Ratio was 10.94% at December 31, 2014 compared to 11.62% at December 31, 2013. The Company's Leverage Ratio was 9.09% at December 31, 2014 compared to 9.87% at December 31, 2013. The Company regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plan to the banking regulators.

Please refer to Item 1. Business - Supervision and Regulation - Capital Requirements and Item 1A. - Risk Factors for more information regarding regulatory capital requirements. Also, see Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements for further details.
The following table shows the calculation of capital ratios for the Company.
Table 38 Capital Ratios

	December 31,
	2014	2013
	(Dollars in Thousands)
Risk-based capital:
Tier 1 Capital	$7,046,902	$6,613,885
Total Qualifying Capital	8,254,184	7,822,858
Assets:
Total risk-adjusted assets (regulatory)	$64,417,765	$56,934,859
Ratios:
Tier 1 Risk-Based Capital Ratio	10.94%	11.62%
Total Risk-Based Capital Ratio	12.81%	13.74%
Leverage Ratio	9.09%	9.87%
At December 31, 2014, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks as defined in the existing prompt corrective action framework. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
The U.S. Basel III final rule revises the minimum capital ratio thresholds for the Company and the Bank and the well-capitalized thresholds for the Bank. The Federal Reserve Board has not yet adopted well-capitalized standards for bank-holding companies under the U.S Basel III capital framework. These new rules introduce a new capital measure called CET1, specify that Tier 1 capital consist of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements and expand the scope of the deductions/adjustments to capital as compared to existing regulations.
Under these new rules, the minimum capital ratios effective as of January 1, 2015 are as follows:
•4.5% CET1 Risk-Based Capital Ratio.
•6.0% Tier 1 Risk-Based Capital Ratio.
•8.0% Total Risk-Based Capital Ratio.
The new rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1 and is maintained on top of these minimum risk-based capital ratios.
When fully phased-in on January 1, 2019, these new rules will require the Company and Bank to maintain such additional capital conservation buffer of 2.5% of CET1 to risk-weighted assets, effectively resulting in minimum ratios of CET1 to risk-weighted assets of at least 7%, Tier 1 capital to risk-weighted assets of at least 8.5%, and Total capital to risk-weighted assets of at least 10.5%.
The Company's estimated CET1 Risk-Based Capital Ratio as of December 31, 2014, based on the Company's current interpretation of the final Basel III requirements was approximately 10.48% and therefore exceeded the Basel III effective minimum of 7% for CET1. Because the Basel III capital calculations will not be fully phased-in until 2019 and are not formally defined by GAAP, these measures are considered to be non-GAAP financial measures.

Table 39 Basel III CET1 Risk-Based Capital Ratio Non-GAAP Reconciliation

December 31, 2014
(Dollars in Thousands)
BBVA Compass Bancshares, Inc. shareholder’s equity (GAAP)	$11,974,683
Non-qualifying goodwill and intangibles	5,103,984
Adjustments	51,358
Basel III CET1 (non-GAAP)	$6,922,057
Basel III risk-weighted assets (non-GAAP)	$66,049,231
Basel III CET1 Risk-Based Capital Ratio (non-GAAP)	10.48%
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
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2014. Refer to Table 34, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.
Effects of Deflation
A period of deflation would affect all industries, including financial institutions. Potentially, deflation could lead to lower profits, higher unemployment, lower production and deterioration in overall economic conditions. In addition, deflation could depress economic activity and impair earnings through increasing the value of debt while decreasing the value of collateral for loans. If the economy experienced a severe period of deflation, then it could depress loan demand, impair the ability of borrowers to repay loans and sharply reduce earnings.
Management believes the most significant potential impact of deflation on financial results relates to the Company’s ability to maintain a high amount of capital to cushion against future losses. In addition, the Company can utilize certain risk management tools to help it maintain its balance sheet strength even if a deflationary scenario were to develop.

Quarterly Financial Results
The accompanying table presents condensed information relating to quarterly periods.
Table 40 Quarterly Financial Summary (Unaudited)

	December 31,
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$606,217	$565,971	$576,392	$565,405	$577,129	$569,556	$580,770	$595,801
Interest expense	96,764	84,003	77,618	70,106	69,620	67,645	70,455	72,855
Net interest income	509,453	481,968	498,774	495,299	507,509	501,911	510,315	522,946
Provision for loan losses	19,914	3,869	45,252	37,266	26,160	37,534	24,237	19,615
Net interest income after provision for loan losses	489,539	478,099	453,522	458,033	481,349	464,377	486,078	503,331
Noninterest income	236,218	226,431	235,445	219,328	189,415	210,985	249,013	205,377
Noninterest expense	583,481	533,142	545,262	518,867	576,671	522,139	554,700	545,665
Income before income tax expense	142,276	171,388	143,705	158,494	94,093	153,223	180,391	163,043
Income tax expense	39,864	27,770	36,130	43,567	24,787	41,930	51,596	52,507
Net income	$102,412	$143,618	$107,575	$114,927	$69,306	$111,293	$128,795	$110,536
Noncontrolling interest	204	815	504	453	486	647	568	393
Net income attributable to shareholder	$102,208	$142,803	$107,071	$114,474	$68,820	$110,646	$128,227	$110,143
Selected Average Balances:
Average Balances:
Loans (1)	$56,419,150	$55,349,649	$53,924,258	$51,943,121	$50,506,422	$48,822,516	$46,791,135	$45,656,547
Total assets	82,702,903	77,909,087	76,004,941	73,359,144	72,099,576	69,325,343	69,944,558	69,855,226
Deposits	61,116,755	59,675,681	57,549,565	55,209,690	53,755,937	51,916,791	52,473,024	52,057,560
FHLB and other borrowings	4,799,343	3,827,684	4,100,456	4,289,004	4,508,823	4,304,941	4,039,732	4,221,034
Shareholder’s equity	12,005,933	11,917,267	11,823,834	11,615,847	11,491,753	11,361,991	11,342,874	11,148,896

(1)	Includes loans held for sale.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BBVA Compass Bancshares, Inc.
Houston, TX
We have audited the accompanying consolidated balance sheets of BBVA Compass Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BBVA Compass Bancshares, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Birmingham, AL
March 11, 2015

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In Thousands)
Assets:
Cash and due from banks	$2,764,345	$3,563,349
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	624,060	35,111
Cash and cash equivalents	3,388,405	3,598,460
Trading account assets	2,834,397	319,930
Investment securities available for sale	10,237,275	8,313,085
Investment securities held to maturity (fair value of $1,275,963 and $1,405,258 for 2014 and 2013, respectively)	1,348,354	1,519,196
Loans held for sale (includes $154,816 and $139,750 measured at fair value for 2014 and 2013, respectively)	154,816	147,109
Loans	57,371,784	50,667,016
Allowance for loan losses	(685,041)	(700,719)
Net loans	56,686,743	49,966,297
Premises and equipment, net	1,351,479	1,420,988
Bank owned life insurance	694,335	683,224
Goodwill	5,046,847	4,971,645
Other intangible assets	70,784	109,040
Other real estate owned	20,600	23,228
Other assets	1,318,392	893,274
Total assets	$83,152,427	$71,965,476
Liabilities:
Deposits:
Noninterest bearing	$17,169,412	$15,377,844
Interest bearing	44,020,304	39,059,646
Total deposits	61,189,716	54,437,490
FHLB and other borrowings	4,809,843	4,298,707
Federal funds purchased and securities sold under agreements to repurchase	1,129,503	852,570
Other short-term borrowings	2,545,724	5,591
Accrued expenses and other liabilities	1,474,067	883,359
Total liabilities	71,148,853	60,477,717
Shareholder’s Equity:
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 and 220,723,876 shares for 2014 and 2013, respectively	2,230	2,207
Surplus	15,285,991	15,273,218
Accumulated deficit	(3,262,181)	(3,728,737)
Accumulated other comprehensive loss	(51,357)	(87,936)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	11,974,683	11,458,752
Noncontrolling interests	28,891	29,007
Total shareholder’s equity	12,003,574	11,487,759
Total liabilities and shareholder’s equity	$83,152,427	$71,965,476
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Interest income:
Interest and fees on loans	$2,086,097	$2,111,160	$2,239,161
Interest on investment securities available for sale	191,492	178,301	220,353
Interest on investment securities held to maturity	27,971	30,632	29,406
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	702	192	230
Interest on trading account assets	7,723	2,971	2,386
Total interest income	2,313,985	2,323,256	2,491,536
Interest expense:
Interest on deposits	251,914	212,100	192,644
Interest on FHLB and other borrowings	68,957	66,275	66,014
Interest on federal funds purchased and securities sold under agreements to repurchase	2,302	2,082	2,783
Interest on other short-term borrowings	5,318	118	113
Total interest expense	328,491	280,575	261,554
Net interest income	1,985,494	2,042,681	2,229,982
Provision for loan losses	106,301	107,546	29,471
Net interest income after provision for loan losses	1,879,193	1,935,135	2,200,511
Noninterest income:
Service charges on deposit accounts	222,685	221,413	254,675
Retail investment sales	108,477	97,276	97,504
Card and merchant processing fees	107,891	102,189	101,540
Investment banking and advisory fees	87,454	47,604	28,987
Asset management fees	42,772	40,939	37,848
Corporate and correspondent investment sales	29,635	35,674	38,014
Mortgage banking income	24,551	35,399	50,759
Bank owned life insurance	18,616	17,747	20,335
Investment securities gains, net	53,042	31,371	12,832
Gain (loss) on prepayment of FHLB and other borrowings	(315)	21,775	38,359
Other	222,614	203,403	169,195
Total noninterest income	917,422	854,790	850,048
Noninterest expense:
Salaries, benefits and commissions	1,072,269	1,005,244	1,003,010
Equipment	223,963	208,059	173,459
Professional services	207,679	191,402	176,266
Net occupancy	158,379	157,737	153,429
FDIC indemnification expense	115,049	267,159	372,496
FDIC insurance	64,260	41,421	86,925
Amortization of intangibles	50,856	60,691	91,746
Marketing	35,991	37,352	28,233
Communications	24,608	25,965	30,349
Goodwill impairment	12,500	—	—
Securities impairment:
Other-than-temporary impairment	415	7,107	5,715
Less: non-credit portion recognized in other comprehensive income	235	3,243	4,728
Total securities impairment	180	3,864	987
Other	215,018	200,281	234,947
Total noninterest expense	2,180,752	2,199,175	2,351,847
Net income before income tax expense	615,863	590,750	698,712
Income tax expense	147,331	170,820	219,701
Net income	468,532	419,930	479,011
Less: net income attributable to noncontrolling interests	1,976	2,094	2,138
Net income attributable to shareholder	$466,556	$417,836	$476,873
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Net income	$468,532	$419,930	$479,011
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	61,284	(108,490)	(4,922)
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	34,352	19,970	8,352
Net change in unrealized holding gains (losses) on securities available for sale	26,932	(128,460)	(13,274)
Change in unamortized net holding losses on investment securities held to maturity	9,027	10,591	21,904
Less: non-credit related impairment on investment securities held to maturity	151	2,065	3,077
Change in unamortized non-credit related impairment on investment securities held to maturity	1,871	1,520	562
Net change in unamortized holding losses on securities held to maturity	10,747	10,046	19,389
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(1,900)	8,098	(2,824)
Change in defined benefit plans	800	(3,678)	(7,188)
Other comprehensive income (loss), net of tax	36,579	(113,994)	(3,897)
Comprehensive income	505,111	305,936	475,114
Less: comprehensive income attributable to noncontrolling interests	1,976	2,094	2,138
Comprehensive income attributable to shareholder	$503,135	$303,842	$472,976
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2012	$2,173	$15,179,420	$(4,623,446)	$29,955	$28,962	$10,617,064
Net income	—	—	476,873	—	2,138	479,011
Other comprehensive loss, net of tax	—	—	—	(3,897)	—	(3,897)
Dividends	—	—	—	—	(2,095)	(2,095)
Vesting of restricted stock	—	(11,872)	—	—	—	(11,872)
Restricted stock retained to cover taxes	—	(1,458)	—	—	—	(1,458)
Amortization of stock-based deferred compensation	—	6,820	—	—	—	6,820
Balance, December 31, 2012	$2,173	$15,172,910	$(4,146,573)	$26,058	$29,005	$11,083,573
Net income	—	—	417,836	—	2,094	419,930
Other comprehensive loss, net of tax	—	—	—	(113,994)	—	(113,994)
Issuance of common stock	34	99,966	—	—	—	100,000
Dividends	—	—	—	—	(2,092)	(2,092)
Vesting of restricted stock	—	(5,741)	—	—	—	(5,741)
Restricted stock retained to cover taxes	—	(2,228)	—	—	—	(2,228)
Amortization of stock-based deferred compensation	—	8,311	—	—	—	8,311
Balance, December 31, 2013	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	466,556	—	1,976	468,532
Other comprehensive income, net of tax	—	—	—	36,579	—	36,579
Issuance of common stock	23	116,977	—	—	—	117,000
Dividends	—	(102,000)	—	—	(2,092)	(104,092)
Vesting of restricted stock	—	(4,702)	—	—	—	(4,702)
Restricted stock retained to cover taxes	—	(2,507)	—	—	—	(2,507)
Restricted stock tax benefit	—	490	—	—	—	490
Amortization of stock-based deferred compensation	—	4,515	—	—	—	4,515
Balance, December 31, 2014	$2,230	$15,285,991	$(3,262,181)	$(51,357)	$28,891	$12,003,574
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Operating Activities:
Net income	$468,532	$419,930	$479,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,600	298,996	283,483
Goodwill impairment	12,500	—	—
Securities impairment	180	3,864	987
Amortization of intangibles	50,856	60,691	91,746
Accretion of discount, loan fees and purchase market adjustments, net	(176,114)	(299,018)	(406,410)
FDIC indemnification expense	115,049	267,159	372,496
Provision for loan losses	106,301	107,546	29,471
Amortization of stock based compensation	4,515	8,311	6,820
Net change in trading account assets	(42,258)	225,850	65,738
Net change in trading account liabilities	46,573	(233,745)	(107,021)
Net change in loans held for sale	13,428	266,356	55,434
Deferred tax (benefit) expense	(9,081)	34,130	109,337
Investment securities gains, net	(53,042)	(31,371)	(12,832)
Loss (gain) on prepayment of FHLB and other borrowings	315	(21,775)	(38,359)
Loss on sale of premises and equipment	5,906	11,661	4,959
Loss on sale of student loans	82	—	—
Net (gain) loss on sale of other real estate and other assets	(1,511)	(8,458)	37,449
Loss (gain) on disposition	981	—	(15,100)
(Increase) decrease in other assets	(459,288)	18,402	22,904
Increase in other liabilities	443,712	6,864	111,033
Net cash provided by operating activities	801,236	1,135,393	1,091,146
Investing Activities:
Proceeds from sales of investment securities available for sale	1,114,215	1,126,609	540,993
Proceeds from prepayments, maturities and calls of investment securities available for sale	1,382,949	1,968,803	2,018,249
Purchases of investment securities available for sale	(4,409,991)	(3,719,792)	(2,669,103)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	195,276	212,483	146,537
Purchases of investment securities held to maturity	(7,312)	(210,830)	(320,699)
Purchases of trading securities	(2,472,209)	—	—
Net change in loan portfolio	(6,799,260)	(5,907,928)	(3,598,463)
Net cash paid in post acquisition earnout	—	—	(3,589)
Purchase of premises and equipment	(127,060)	(167,231)	(203,900)
Proceeds from sale of premises and equipment	19,238	233	4,780
Net cash paid in acquisition	(97,566)	—	—
Net proceeds from divestiture	—	—	29,323
Proceeds from sales of loans	107,936	203,958	382,934
(Payments to) reimbursements from FDIC for covered assets	(12,709)	(19,546)	1,821
Proceeds from sales of other real estate owned	25,895	101,677	179,017
Net cash used in investing activities	(11,080,598)	(6,411,564)	(3,492,100)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	5,998,569	2,921,046	4,173,939
Net increase (decrease) in time deposits	741,352	(126,256)	1,407,844
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	276,933	(249,021)	(235,251)
Net increase in other short-term borrowings	2,540,133	1,828	1,160
Proceeds from FHLB and other borrowings	2,195,418	425,000	2,185,992
Repayment of FHLB and other borrowings	(1,688,797)	(346,347)	(2,052,023)
Vesting of restricted stock	(4,702)	(5,741)	(11,872)
Restricted stock grants retained to cover taxes	(2,507)	(2,228)	(1,458)
Issuance of common stock	117,000	100,000	—
Common dividends paid	(102,000)	—	—
Preferred dividends paid	(2,092)	(2,092)	(2,095)
Net cash provided by financing activities	10,069,307	2,716,189	5,466,236
Net (decrease) increase in cash and cash equivalents	(210,055)	(2,559,982)	3,065,282
Cash and cash equivalents, January 1	3,598,460	6,158,442	3,093,160
Cash and cash equivalents, December 31	$3,388,405	$3,598,460	$6,158,442
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
Nature of Operations
BBVA Compass Bancshares, Inc. is a wholly owned subsidiary of BBVA.
The Bank, headquartered in Birmingham, Alabama, operates banking centers in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. The Bank operates under the brand name BBVA Compass, which is a trade name and trademark of BBVA Compass Bancshares, Inc.
The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. The Bank offers, either directly or through its subsidiaries and affiliates, a variety of services, including portfolio management and administration and investment services to estates and trusts; term life insurance, variable annuities, property and casualty insurance and other insurance products; investment advisory services; a variety of investment services and products to institutional and individual investors; discount brokerage services, mutual funds and fixed-rate annuities; and lease financing services.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2014, 2013 and 2012. All intercompany accounts and transactions and balances have been eliminated in consolidation.
The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K, to determine if either recognition or disclosure of significant events or transactions is required.
The accounting policies followed by the Company and its subsidiaries and the methods of applying these policies conform with U.S. GAAP and with practices generally accepted within the banking industry. Certain policies that significantly affect the determination of financial position, results of operations and cash flows are summarized below.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The securities pledged or received as collateral are generally U.S. government and federal agency securities. The Company's policy is to take possession of securities purchased under agreements to resell. The fair value of collateral either received from or provided to a third party is continually monitored and adjusted as deemed appropriate.

Securities
The Company classifies its investment securities into one of three categories based upon management’s intent and ability to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. The Company classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes are reported as cash flows from operating activities. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The related amortization and accretion is determined by the interest method and is included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment, net of tax, to accumulated other comprehensive income. See Note 20, Fair Value of Financial Instruments, for information on the determination of fair value.
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans are stated at principal outstanding adjusted for charge-offs, deferred loan fees and direct costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is recognized on the interest method. Loan fees, net of direct costs, and unamortized premiums and discounts are deferred and amortized as an adjustment to the yield of the related loan over the term of the loan and are included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. For additional information related to the Company’s loan portfolio by type, refer to Note 4, Loans and Allowance for Loan Losses.
It is the general policy of the Company to stop accruing interest income and apply subsequent interest payments as principal reductions when any commercial, industrial, commercial real estate or construction loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security, or the loan is accounted for under ASC Subtopic 310-30. Accrual of interest income on consumer loans, including residential real estate loans, is generally suspended when any payment of principal or interest is more than 120 days delinquent or when foreclosure proceedings have been initiated or repossession of the underlying collateral has occurred. When a loan is placed on a nonaccrual status, any interest previously accrued but not collected is reversed against current interest income unless the fair value of the collateral for the loan is sufficient to cover the accrued interest.
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
For commercial loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on loan grade, using a standardized loan grading system. The PD factor and LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The PD factor considers current rating unless the account is delinquent over 60 days, in which case a higher PD factor is used. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and long-term average loss experience. The historical time frames currently used for PDs and LGDs are 5 and 6 years, respectively.

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
The Company has defined its reporting unit structure to include: Wealth and Retail Banking, Commercial Banking, Corporate and Investment Banking, and Simple. The fair value of each reporting unit is estimated using a combination of the present value of future expected cash flows and hypothetical market prices of similar entities and like transactions.
Each of the defined reporting units was tested for impairment as of October 31, 2014. See Note 8, Goodwill and Other Acquired Intangible Assets, for a further discussion.

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
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of recorded balance or fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell. Gains and losses on the sales and write-downs on such properties and operating expenses from these OREO properties are included in other noninterest expense.
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
The noncontrolling interests attributable to the Company's REIT preferred securities and mezzanine investment fund (see Note 12, Capital Securities and Preferred Stock, for a discussion of the preferred securities)are reported within shareholder’s equity, separately from the equity attributable to the Company’s shareholder. The dividends paid to the REIT preferred shareholders and other mezzanine investment fund investors are reported as reductions in shareholder’s equity in the Consolidated Statements of Shareholder’s Equity, separately from changes in the equity attributable to the Company’s shareholder.
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
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this ASU also require disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and provide increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this ASU and disclosures for certain transactions accounted for as a sale are effective for annual periods and for interim periods within those annual periods, beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
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

Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, and provide a scope exception from consolidation guidance for reporting entities with interest in certain investment funds. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
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
Simple Finance Technology Corp
On March 20, 2014, the Bank acquired all of the voting equity interest of Simple, a U.S. based digital banking services firm. The Bank acquired assets of approximately $17 million (including cash, premises and equipment, and other assets), assumed liabilities of approximately $2 million (including accounts payable, accrued payroll and other liabilities), and recorded goodwill of $89 million and other intangible assets of $13 million. Consideration for the acquisition included $98 million in cash as well as $16 million of contingent consideration. The Bank recognized $3.5 million of acquisition-related costs in noninterest expense in the Company's Consolidated Statement of Income for the year ended December 31, 2014. The revenues and earnings of Simple were not material for the year ended December 31, 2014.
This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805. Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date. The purchase price allocation was finalized during the fourth quarter of 2014. See Note 8, Goodwill and Other Acquired Intangible Assets, for additional information.

(3) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity.

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,312,572	$10,360	$9,390	$2,313,542
Mortgage-backed securities	4,399,706	64,371	40,242	4,423,835
Collateralized mortgage obligations	2,475,115	19,385	5,921	2,488,579
States and political subdivisions	460,569	8,008	1,262	467,315
Other	44,225	238	22	44,441
Equity securities	499,522	41	—	499,563
Total	$10,191,709	$102,403	$56,837	$10,237,275
Investment securities held to maturity:
Collateralized mortgage obligations	$124,051	$5,878	$5,452	$124,477
Asset-backed securities	39,187	3,568	2,011	40,744
States and political subdivisions	1,112,415	2,143	79,246	1,035,312
Other	72,701	4,920	2,191	75,430
Total	$1,348,354	$16,509	$88,900	$1,275,963

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$257,844	$4,338	$1,245	$260,937
Mortgage-backed securities	5,232,504	75,912	74,625	5,233,791
Collateralized mortgage obligations	1,747,450	23,312	14,364	1,756,398
States and political subdivisions	518,755	8,041	17,360	509,436
Other	40,415	27	109	40,333
Equity securities	512,136	54	—	512,190
Total	$8,309,104	$111,684	$107,703	$8,313,085
Investment securities held to maturity:
Collateralized mortgage obligations	$145,989	$19,848	$3,900	$161,937
Asset-backed securities	67,590	4,008	6,183	65,415
States and political subdivisions	1,225,977	843	139,816	1,087,004
Other	79,640	13,191	1,929	90,902
Total	$1,519,196	$37,890	$151,828	$1,405,258
In the above table, equity securities include $500 million and $512 million at December 31, 2014 and 2013, respectively, of FHLB and Federal Reserve stock carried at par.
At December 31, 2014, approximately $1.8 billion of investment securities available for sale were pledged to secure public deposits and FHLB advances and for other purposes as required or permitted by law.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
At December 31, 2014, approximately 97.5% of the total securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies. The remainder of the investment securities classified within available for sale are either Federal Reserve stock, FHLB stock or money market funds.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at December 31, 2014 and 2013. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$620,794	$8,220	$37,220	$1,170	$658,014	$9,390
Mortgage-backed securities	308,734	862	1,915,494	39,380	2,224,228	40,242
Collateralized mortgage obligations	714,173	3,829	146,806	2,092	860,979	5,921
States and political subdivisions	—	—	135,825	1,262	135,825	1,262
Other	—	—	1,099	22	1,099	22
Total	$1,643,701	$12,911	$2,236,444	$43,926	$3,880,145	$56,837

Investment securities held to maturity:
Collateralized mortgage obligations	$34,400	$1,099	$27,389	$4,353	$61,789	$5,452
Asset-backed securities	—	—	23,374	2,011	23,374	2,011
States and political subdivisions	21,688	768	817,570	78,478	839,258	79,246
Other	4,061	2,191	—	—	4,061	2,191
Total	$60,149	$4,058	$868,333	$84,842	$928,482	$88,900

	December 31, 2013
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$119,871	$1,245	$—	$—	$119,871	$1,245
Mortgage-backed securities	2,462,822	69,919	339,448	4,706	2,802,270	74,625
Collateralized mortgage obligations	699,693	9,123	108,710	5,241	808,403	14,364
States and political subdivisions	164,472	9,244	92,407	8,116	256,879	17,360
Other	4,939	109	—	—	4,939	109
Total	$3,451,797	$89,640	$540,565	$18,063	$3,992,362	$107,703

Investment securities held to maturity:
Collateralized mortgage obligations	$1,466	$17	$32,370	$3,883	$33,836	$3,900
Asset-backed securities	—	—	33,362	6,183	33,362	6,183
States and political subdivisions	313,438	26,760	642,799	113,056	956,237	139,816
Other	—	—	4,600	1,929	4,600	1,929
Total	$314,904	$26,777	$713,131	$125,051	$1,028,035	$151,828
As indicated in the previous table, at December 31, 2014, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either December 31, 2014 or 2013, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Balance, January 1	$20,943	$17,318	$16,331
Reductions for securities paid off during the period (realized)	—	(239)	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	270	449
Additions for the credit component on debt securities in which OTTI was previously recognized	180	3,594	538
Balance, December 31	$21,123	$20,943	$17,318
During the years ended December 31, 2014, 2013 and 2012, OTTI recognized on held to maturity securities totaled $180 thousand, $3.9 million and $987 thousand, respectively. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.

The maturities of the securities portfolios are presented in the following table.

	Amortized Cost	Fair Value
December 31, 2014	(In Thousands)
Investment securities available for sale:
Maturing within one year	$51,638	$52,204
Maturing after one but within five years	487,867	493,439
Maturing after five but within ten years	1,145,952	1,153,091
Maturing after ten years	1,131,909	1,126,564
	2,817,366	2,825,298
Mortgage-backed securities and collateralized mortgage obligations	6,874,821	6,912,414
Equity securities	499,522	499,563
Total	$10,191,709	$10,237,275

Investment securities held to maturity:
Maturing within one year	$9,223	$9,249
Maturing after one but within five years	303,039	289,940
Maturing after five but within ten years	187,822	182,122
Maturing after ten years	724,219	670,175
	1,224,303	1,151,486
Collateralized mortgage obligations	124,051	124,477
Total	$1,348,354	$1,275,963

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Gross gains	$53,042	$34,264	$12,832
Gross losses	—	2,893	—
Net realized gains	$53,042	$31,371	$12,832
During 2008, the Company transferred securities with a carrying value and market value of $1.1 billion and $859 million, respectively, from investment securities available for sale to investment securities held to maturity. At December 31, 2014 and 2013 there were $24 million and $34 million, respectively, of unrealized losses, net of tax related to these securities in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.
The Company had investments classified as investment securities available for sale within the mortgage-backed securities and collateralized mortgage obligations caption which were issued by FNMA, FHLMC, and GNMA that approximated 58% of total shareholder’s equity as of December 31, 2014. At December 31, 2014, these investments had market values of $2.2 billion, $1.9 billion and $2.8 billion, respectively, and total amortized cost of $2.1 billion, $2.0 billion and $2.8 billion, respectively.

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	December 31,
	2014	2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$23,828,537	$20,209,209
Real estate – construction	2,154,652	1,736,348
Commercial real estate – mortgage	9,877,206	9,106,329
Total commercial loans	35,860,395	31,051,886
Consumer loans:
Residential real estate – mortgage	13,922,656	12,706,879
Equity lines of credit	2,304,784	2,236,367
Equity loans	634,968	644,068
Credit card	630,456	660,073
Consumer direct	652,927	516,572
Consumer indirect	2,870,408	2,116,981
Total consumer loans	21,016,199	18,880,940
Covered loans	495,190	734,190
Total loans	$57,371,784	$50,667,016
Unearned income totaled $248.1 million and $212.3 million at December 31, 2014 and December 31, 2013, respectively. Unamortized deferred costs totaled $244.1 million and $178.8 million at December 31, 2014 and December 31, 2013, respectively. Unamortized purchase discounts totaled $110.6 million and $244.3 million at December 31, 2014 and December 31, 2013, respectively.
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
At December 31, 2014, approximately $13.8 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014.

Purchased Impaired Loans
Purchased Impaired Loans are recognized on the Company’s Consolidated Balance Sheets within loans, net of recorded discount. The following table presents the unpaid principal balance, discount, allowance for loan losses and carrying value of the Purchased Impaired Loans.

	December 31,
	2014	2013	2012
	(In Thousands)
Unpaid principal balance	$378,913	$449,429	$569,952
Discount	(17,341)	(60,069)	(119,337)
Allowance for loan losses	(2,066)	(243)	(8,907)
Carrying value	$359,506	$389,117	$441,708
An analysis of the accretable yield related to the Purchased Impaired Loans follows.

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year	$105,698	$136,992
Transfer from nonaccretable difference	12,628	36,619
Accretion	(49,541)	(66,937)
Other	—	(976)
Balance at end of year	$68,785	$105,698
The Company had allowances of $2.1 million, $243 thousand and $8.9 million related to Purchased Impaired Loans at December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $(666) thousand, $(11.0) million and $(18.3) million, respectively, of provision for loan losses attributable to credit improvements subsequent to acquisition of these loans.
Purchased Nonimpaired Loans
At acquisition, Purchased Nonimpaired Loans were determined to have fair value discounts, some of which were related to credit. The portion of the fair value discount not related to credit is being accreted to interest income over the expected remaining life of the loans based on expected cash flows. For the years ended December 31, 2014, 2013 and 2012, approximately $136 million, $268 million and $387 million, respectively, of interest income was recognized on these loans. The discount related to credit on the Purchased Nonimpaired Loans is reviewed for adequacy quarterly. If the expected losses exceed the credit discount, an allowance for loan losses is provided. If the expected losses are reduced, the related credit discount is accreted to interest income over the expected remaining life of the loans.
The following table presents the unpaid principal balance, discount, allowance for loan losses, and carrying value of the Purchased Nonimpaired Loans.

	December 31,
	2014	2013
	(In Thousands)
Unpaid principal balance	$294,202	$520,723
Discount	(88,962)	(175,893)
Allowance for loan losses	(2,283)	(2,711)
Carrying value	$202,957	$342,119

FDIC Indemnification Asset (Liability)
The Company has entered into loss sharing agreements with the FDIC that require the FDIC to reimburse the Bank for losses with respect to covered loans and covered OREO. In addition, the provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019 if the acquired portfolio's credit improves beyond original expectations. Activity associated with the Company's estimate of the potential amount of this payment is included in the table below. The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification asset (liability), which at December 31, 2014 was recorded in accrued expenses and other liabilities and at December 31, 2013 in other assets in the Company's Consolidated Balance Sheets. See Note 15, Commitments, Contingencies and Guarantees, for additional information related to the loss sharing agreements. A summary of the activity in the FDIC indemnification asset (liability) is presented in the following table.

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance at beginning of year	$24,315	$271,928
Increase (decrease) due to credit loss provision (benefit) recorded on FDIC covered loans	4,137	(9,153)
Amortization and accretion, net	(115,953)	(243,346)
Payments to FDIC for covered assets	12,709	19,546
Other	(3,233)	(14,660)
Balance at end of year	$(78,025)	$24,315
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

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Year Ended December 31, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Transfer - expiration of commercial LSA	1,406	6	—	323	(1,735)	—
Provision (credit) for loan losses	17,580	(13,582)	34,962	68,519	(1,178)	106,301
Loans charged off	(31,627)	(14,970)	(48,749)	(88,452)	(2,466)	(186,264)
Loan recoveries	19,796	7,819	12,839	18,598	5,233	64,285
Net (charge-offs) recoveries	(11,831)	(7,151)	(35,910)	(69,854)	2,767	(121,979)
Ending balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Year Ended December 31, 2013
Allowance for loan losses:
Beginning balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Provision (credit) for loan losses	36,970	(70,724)	88,685	69,244	(16,629)	107,546
Loans charged off	(47,751)	(43,415)	(118,422)	(72,576)	(6,708)	(288,872)
Loan recoveries	20,050	18,775	13,047	18,832	8,488	79,192
Net (charge-offs) recoveries	(27,701)	(24,640)	(105,375)	(53,744)	1,780	(209,680)
Ending balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Year Ended December 31, 2012
Allowance for loan losses:
Beginning balance	$252,399	$489,284	$206,763	$76,467	$26,883	$1,051,796
Provision (credit) for loan losses	63,263	(118,923)	64,158	51,646	(30,673)	29,471
Loans charged off	(63,678)	(151,918)	(126,087)	(71,587)	(3,807)	(417,077)
Loan recoveries	31,074	35,881	27,431	18,877	25,400	138,663
Net (charge-offs) recoveries	(32,604)	(116,037)	(98,656)	(52,710)	21,593	(278,414)
Ending balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
December 31, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$11,158	$8,466	$42,277	$1,532	$—	$63,433
Collectively evaluated for impairment	287,105	129,767	112,350	88,037	—	617,259
Purchased impaired	—	—	—	—	2,066	2,066
Purchased nonimpaired	1,219	—	—	322	742	2,283
Total allowance for loan losses	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Loans:
Ending balance of loans:
Individually evaluated for impairment	$48,173	$105,608	$195,462	$1,827	$—	$351,070
Collectively evaluated for impairment	23,745,149	11,896,943	16,665,930	4,145,880	—	56,453,902
Purchased impaired	—	—	—	—	361,572	361,572
Purchased nonimpaired	35,215	29,307	1,016	6,084	133,618	205,240
Total loans	$23,828,537	$12,031,858	$16,862,408	$4,153,791	$495,190	$57,371,784

December 31, 2013
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$28,828	$9,408	$41,989	$1,526	$—	$81,751
Collectively evaluated for impairment	263,499	149,552	113,586	89,377	—	616,014
Purchased impaired	—	—	—	—	243	243
Purchased nonimpaired	—	—	—	—	2,711	2,711
Total allowance for loan losses	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Loans:
Ending balance of loans:
Individually evaluated for impairment	$138,047	$167,598	$196,723	$1,625	$—	$503,993
Collectively evaluated for impairment	20,071,162	10,675,079	15,390,591	3,292,001	—	49,428,833
Purchased impaired	—	—	—	—	389,360	389,360
Purchased nonimpaired	—	—	—	—	344,830	344,830
Total loans	$20,209,209	$10,842,677	$15,587,314	$3,293,626	$734,190	$50,667,016

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	December 31, 2014
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$48,173	$61,552	$11,158
Real estate – construction	3,492	4,006	—	2,686	2,731	872
Commercial real estate – mortgage	22,822	23,781	—	76,608	82,005	7,594
Residential real estate – mortgage	8,795	8,795	—	107,223	107,306	9,236
Equity lines of credit	—	—	—	25,743	26,124	23,394
Equity loans	—	—	—	53,701	54,038	9,647
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	337	337	42
Consumer indirect	—	—	—	1,490	1,490	1,490
Total loans	$35,109	$36,582	$—	$315,961	$335,583	$63,433

	December 31, 2013
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$19,984	$27,639	$—	$118,063	$138,092	$28,828
Real estate – construction	1,314	1,555	—	9,248	10,812	836
Commercial real estate – mortgage	51,303	54,821	—	105,733	112,177	8,572
Residential real estate – mortgage	1,906	1,906	—	115,550	115,734	7,378
Equity lines of credit	—	—	—	23,593	24,021	23,190
Equity loans	—	—	—	55,674	55,794	11,421
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	182	181	83
Consumer indirect	—	—	—	1,443	1,443	1,443
Total loans	$74,507	$85,921	$—	$429,486	$458,254	$81,751

The following table presents information on individually evaluated impaired loans, by loan class.

	Years Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$84,578	$1,146	$133,838	$1,287	$119,673	$1,277
Real estate – construction	8,639	222	51,157	724	304,680	5,153
Commercial real estate – mortgage	116,815	3,208	207,104	4,663	331,003	4,312
Residential real estate – mortgage	114,842	2,886	140,583	3,464	165,172	4,417
Equity lines of credit	24,306	1,049	13,785	586	2,476	10
Equity loans	54,708	1,710	44,143	1,514	22,880	902
Credit card	—	—	—	—	—	—
Consumer direct	154	5	176	32	130	9
Consumer indirect	1,323	4	976	13	—	—
Total loans	$405,365	$10,230	$591,762	$12,283	$946,014	$16,080
The tables above do not include Purchased Impaired Loans, Purchased Nonimpaired Loans or loans held for sale. At December 31, 2014, there were $1.3 million, and $4.7 million of recorded investment and unpaid principal balance, respectively, on Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually evaluated for impairment. There was no allowance for loan losses recorded on these loans. At December 31, 2013, there were $4.8 million, $10.9 million, and $243 thousand, respectively, of recorded investment, unpaid principal balance and allowance for loan losses on Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually evaluated for impairment, respectively. Purchased Nonimpaired Loans are not included in the tables above as they are evaluated collectively on a pool basis and not on an individual basis.
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

	Commercial
	December 31, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$23,380,541	$2,098,994	$9,514,917
Special Mention	280,934	42,176	210,337
Substandard	128,251	13,458	129,435
Doubtful	38,811	24	22,517
	$23,828,537	$2,154,652	$9,877,206

	December 31, 2013
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$19,582,014	$1,707,719	$8,562,261
Special Mention	353,638	9,918	271,500
Substandard	261,995	17,112	243,042
Doubtful	11,562	1,599	29,526
	$20,209,209	$1,736,348	$9,106,329

	Consumer
	December 31, 2014
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,810,857	$2,269,231	$614,064	$621,015	$649,832	$2,865,013
Nonperforming	111,799	35,553	20,904	9,441	3,095	5,395
	$13,922,656	$2,304,784	$634,968	$630,456	$652,927	$2,870,408

	December 31, 2013
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,601,515	$2,199,827	$621,897	$649,796	$513,630	$2,113,918
Nonperforming	105,364	36,540	22,171	10,277	2,942	3,063
	$12,706,879	$2,236,367	$644,068	$660,073	$516,572	$2,116,981
The following tables present an aging analysis of the Company’s past due loans excluding loans classified as held for sale.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$10,829	$5,765	$1,610	$61,157	$10,127	$89,488	$23,739,049	$23,828,537
Real estate – construction	1,954	994	477	7,964	2,112	13,501	2,141,151	2,154,652
Commercial real estate – mortgage	9,813	4,808	628	89,736	39,841	144,826	9,732,380	9,877,206
Residential real estate – mortgage	45,279	16,510	2,598	108,357	69,408	242,152	13,680,504	13,922,656
Equity lines of credit	9,929	4,395	2,679	32,874	—	49,877	2,254,907	2,304,784
Equity loans	6,357	3,268	997	19,029	41,197	70,848	564,120	634,968
Credit card	5,692	3,921	9,441	—	—	19,054	611,402	630,456
Consumer direct	9,542	1,826	2,296	799	298	14,761	638,166	652,927
Consumer indirect	35,366	7,935	2,771	2,624	—	48,696	2,821,712	2,870,408
Covered loans	6,678	4,618	47,957	114	—	59,367	435,823	495,190
Total loans	$141,439	$54,040	$71,454	$322,654	$162,983	$752,570	$56,619,214	$57,371,784

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$9,485	$6,111	$2,212	$128,231	$25,548	$171,587	$20,037,622	$20,209,209
Real estate – construction	4,258	1,862	240	14,183	3,801	24,344	1,712,004	1,736,348
Commercial real estate – mortgage	9,521	4,869	797	129,672	59,727	204,586	8,901,743	9,106,329
Residential real estate – mortgage	48,597	22,629	2,460	102,904	74,236	250,826	12,456,053	12,706,879
Equity lines of credit	12,230	6,252	5,109	31,431	—	55,022	2,181,345	2,236,367
Equity loans	7,630	3,170	1,167	20,447	42,850	75,264	568,804	644,068
Credit card	5,955	4,676	10,277	—	—	20,908	639,165	660,073
Consumer direct	8,736	3,000	2,402	540	91	14,769	501,803	516,572
Consumer indirect	24,945	5,276	1,540	1,523	—	33,284	2,083,697	2,116,981
Covered loans	1,247	290	4,122	5,425	3,455	14,539	330,291	344,830
Total loans	$132,604	$58,135	$30,326	$434,356	$209,708	$865,129	$49,412,527	$50,277,656
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

The following table provides a breakout of TDRs, including nonaccrual loans, and covered loans and excluding loans classified as held for sale.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$11	$—	$—	$2,052	$2,063	$10,116	$12,179
Real estate – construction	—	—	—	200	200	2,112	2,312
Commercial real estate – mortgage	371	536	—	7,068	7,975	38,934	46,909
Residential real estate – mortgage	2,440	2,688	844	32,518	38,490	63,436	101,926
Equity lines of credit	—	—	—	24,519	24,519	—	24,519
Equity loans	2,182	1,124	878	12,504	16,688	37,013	53,701
Credit card	—	—	—	—	—	—	—
Consumer direct	105	—	—	40	145	193	338
Consumer indirect	—	—	—	1,490	1,490	—	1,490
Covered loans	—	—	—	17	17	—	17
Total loans	$5,109	$4,348	$1,722	$80,408	$91,587	$151,804	$243,391

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$5	$—	$—	$20,498	$20,503	$25,543	$46,046
Real estate – construction	32	50	—	181	263	3,719	3,982
Commercial real estate – mortgage	2,345	—	—	13,910	16,255	57,382	73,637
Residential real estate – mortgage	3,755	2,747	760	30,492	37,754	66,974	104,728
Equity lines of credit	—	—	—	24,592	24,592	—	24,592
Equity loans	1,799	1,022	557	12,823	16,201	39,472	55,673
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	90	90	91	181
Consumer indirect	—	—	—	1,443	1,443	—	1,443
Covered loans	21	—	—	5,428	5,449	3,434	8,883
Total loans	$7,957	$3,819	$1,317	$109,457	$122,550	$196,615	$319,165
At December 31, 2014, there were no loans held for sale classified as TDRs. At December 31, 2013, there were $3.6 million of nonaccrual loans held for sale classified as TDRs.
Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2014, $10.9 million of TDR modifications included an interest rate concession and $36.5 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2013, $29.6 million of TDR modifications included an interest rate concession and $63.7 million of TDR modifications resulted from modifications to the loan’s structure.

The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	4	$14,281	9	$6,464	8	$23,828
Real estate – construction	3	476	3	2,409	21	13,334
Commercial real estate – mortgage	10	6,619	19	5,215	18	25,001
Residential real estate – mortgage	89	11,462	216	29,637	139	28,343
Equity lines of credit	161	7,821	512	25,281	3	2
Equity loans	64	4,867	438	21,387	127	9,190
Credit card	—	—	—	—	1	—
Consumer direct	4	265	19	157	2	136
Consumer indirect	102	1,572	429	2,481	—	—
Covered	3	15	6	259	5	34
In response to guidance issued by a national bank regulatory agency during 2013, the Company concluded that $52.6 million of loans that had been discharged in bankruptcy and not reaffirmed by the borrower should be classified as nonperforming TDRs. The Company estimated the allowance for loan losses for these loans based on collateral shortfall and accordingly the allowance for loan losses was increased by $33.5 million during 2013.
For the years ended December 31, 2014 and 2013, charge-offs and changes to the allowance related to modifications classified as TDRs, excluding the nonreaffirmed loans discharged in bankruptcy, were not material.

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

	Years Ended December 31,
	2014		2013		2012
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	1	$9,531	—	$—
Real estate – construction	—	—	—	—	4	1,792
Commercial real estate – mortgage	1	2,198	2	529	13	24,289
Residential real estate – mortgage	7	1,157	14	2,500	12	2,619
Equity lines of credit	3	275	5	309	—	—
Equity loans	8	893	7	447	8	692
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—
Consumer indirect	—	—	—	—	—	—
Covered loans	1	4	1	35	2	2,051
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
At December 31, 2014 and 2013, there were $1.1 million and $3.9 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
(5) Loan Sales and Servicing
The following table presents the composition of the loans held for sale portfolio.

	December 31,
	2014	2013
	(In Thousands)
Loans held for sale:
Real estate – construction	$—	$4,447
Commercial real estate – mortgage	—	2,912
Residential real estate – mortgage	154,816	139,750
Total loans held for sale	$154,816	$147,109
During the years ended December 31, 2014, 2013 and 2012, the Company transferred loans with a recorded balance immediately preceding the transfer totaling $21 million, $124 million and $316 million, respectively, from the held for investment portfolio to loans held for sale. The Company recognized charge-offs upon transfer of these loans totaling $6.5 million, $32.5 million and $111.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. The Company sold loans and loans held for sale with a recorded balance of $108 million, $204 million and $352 million, excluding loans originated for sale in the secondary market, during the years ended December 31, 2014, 2013 and 2012, respectively.

Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $1.1 billion, $1.6 billion and $1.2 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized net gains of $34.7 million, $21.5 million and $48.7 million on the sale of residential real estate - mortgage loans originated for sale during 2014, 2013, and 2012, respectively. These gains were recorded in mortgage banking income in the Company’s Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During 2014, 2013, and 2012, the Company sold $1.1 billion, $1.5 billion and $1.1 billion, respectively, of residential real estate - mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of debtors to pay when due. At December 31, 2014, 2013, and 2012, the Company was servicing $3.3 billion, $2.7 billion, and $1.5 billion, respectively, of residential real estate - mortgage loans sold with retained servicing. These loans are not included in loans on the Company’s Consolidated Balance Sheets.
In connection with residential real estate - mortgage loans sold with retained servicing, the Company receives annual servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $16.0 million, $10.5 million and $2.0 million during 2014, 2013 and 2012, respectively, as a component of other noninterest income in the Company’s Consolidated Statements of Income. At December 31, 2014, 2013, and 2012, the Company had recorded $35 million, $30 million, and $13 million of MSRs, respectively, under the fair value method in other assets on the Company’s Consolidated Balance Sheets.
The fair value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining rates, the fair value of MSRs declines due to increasing prepayments attributable to increased mortgage-refinance activity. During periods of rising interest rates, the fair value of MSRs generally increases due to reduced refinance activity. The Company maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the fair value of the MSR portfolio.  This strategy includes the purchase of various trading securities.  The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these securities are expected to economically hedge a portion of the change in the fair value of the MSR portfolio.
The following table is an analysis of the activity in the Company’s residential MSRs for the years.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Carrying value, at beginning of year	$30,065	$13,255	$4,264
Additions	11,494	16,746	11,472
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(3,851)	1,634	(1,512)
Due to other changes in fair value (1)	(2,220)	(1,570)	(969)
Carrying value, at end of year	$35,488	$30,065	$13,255

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 20, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.

At December 31, 2014 and 2013, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	December 31,
	2014	2013
	(Dollars in Thousands)
Fair value of residential mortgage servicing rights	$35,488	$30,065
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.1%	96.4%
Adjustable rate mortgage loans	3.9	3.6
Total	100.0%	100.0%
Weighted average life (in years)	6.2	6.9
Prepayment speed:	10.6%	8.8%
Effect on fair value of a 10% increase	(1,220)	(743)
Effect on fair value of a 20% increase	(2,375)	(1,492)
Weighted average discount rate:	10.1%	10.0%
Effect on fair value of a 10% increase	(1,291)	(1,167)
Effect on fair value of a 20% increase	(2,492)	(2,247)
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
(6) Premises and Equipment
A summary of the Company’s premises and equipment is presented below.

	December 31,
	2014	2013
	(In Thousands)
Land	$325,997	$340,181
Buildings	570,210	566,785
Furniture, fixtures and equipment	400,080	403,881
Software	655,525	567,366
Leasehold improvements	161,968	156,261
Construction / projects in progress	96,086	110,916
	2,209,866	2,145,390
Less: Accumulated depreciation and amortization	858,387	724,402
Total premises and equipment	$1,351,479	$1,420,988
The Company recognized $177.8 million, $169.5 million and $135.8 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2014, 2013 and 2012, respectively.
(7) Bank Owned Life Insurance
The Company maintains life insurance policies on certain of its executives and employees. At December 31, 2014 and 2013, the cash surrender values on the underlying life insurance policies totaled $694 million and $683 million, respectively, which are recorded as bank owned life insurance on the Company’s Consolidated Balance Sheets. These cash surrender values are classified separately from related split dollar life insurance arrangements of $7 million and $6 million at December 31, 2014 and 2013, respectively, which are recorded on the Company’s Consolidated Balance

Sheets as accrued expenses and other liabilities. Changes to the underlying cash surrender value are recorded in noninterest income in the Company’s Consolidated Statements of Income and for the years ended December 31, 2014, 2013 and 2012 totaled $18.6 million, $17.7 million and $20.3 million, respectively.
(8) Goodwill and Other Acquired Intangible Assets
A summary of the activity related to the Company’s goodwill follows.

	Years Ended December 31,
	2014	2013
	(In Thousands)
Balance, January 1:
Goodwill	$9,734,348	$9,734,348
Accumulated impairment losses	(4,762,703)	(4,762,703)
Goodwill, net at January 1	4,971,645	4,971,645
Annual activity:
Goodwill acquired during the year	89,401	—
Disposition adjustments	(1,699)	—
Impairment losses	(12,500)	—
Balance, December 31:
Goodwill	9,822,050	9,734,348
Accumulated impairment losses	(4,775,203)	(4,762,703)
Goodwill, net at December 31	$5,046,847	$4,971,645
During the 2014 year, the Company acquired Simple resulting in the recognition of $89 million of goodwill. During the Company's 2014 annual goodwill impairment test, $12.5 million of goodwill attributable to the Simple reporting unit was determined to be impaired. Additionally, during 2014 the Company sold a non-strategic money management business unit resulting in the derecognition of $1.7 million of goodwill attributable to this business unit.
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
The Company tests its identified reporting units with goodwill for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. The most recent goodwill impairment test occurred as of October 31, 2014. The results of this test indicated $12.5 million of goodwill impairment related to the Simple reporting unit. For the Company's three remaining reporting units with goodwill, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time.
At December 31, 2014, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s four identified reporting units is as follows: Wealth and Retail Banking - $2.0 billion, Commercial Banking - $2.4 billion, Corporate and Investment Banking - $568 million, and Simple - $77 million.
Through December 31, 2014, the Company had recognized accumulated goodwill impairment losses of $1.4 billion, $2.5 billion, $249 million, and $13 million within the Wealth and Retail Banking, Commercial Banking, Corporate and Investment Banking, and Simple reporting units, respectively. In addition, the Company has previously recognized $694 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.

Both the step one fair values of the reporting units and the step two allocations of the fair values of the reporting units’ assets and liabilities are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the step one valuation are a key valuation assumption. In the Company’s step one test at October 31, 2014, the combined carrying value of the reporting units with goodwill exceeded the combined fair value by approximately $1.3 billion. If the discount rates used in the step one test were increased by 50 basis points and 100 basis points, the $1.3 billion excess carrying value would decrease to a surplus to fair value of $293 million and a deficit to fair value of $742 million, respectively.
A further protracted stagnation of the U.S. and global economies during 2015, especially in the banking sector, could further negatively impact future goodwill impairment tests for the Company, resulting in additional goodwill impairment charges.
In addition to goodwill, the Company also has finite-lived intangible assets in the form of core deposit intangibles and other identifiable intangibles. These core deposit intangibles and other identifiable intangibles are amortized over their estimated useful lives, which, at December 31, 2014, approximated 3.1 years for core deposit intangibles and 3.0 years for other identifiable intangible assets. The Company reviews intangible assets for possible impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.
Intangible assets are detailed in the following table.

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In Thousands)
Other intangible assets:
Core deposit intangibles	$772,024	$713,233	$58,791	$772,024	$670,710	$101,314
Other identifiable intangibles	42,300	30,307	11,993	37,847	30,121	7,726
Total other intangible assets	$814,324	$743,540	$70,784	$809,871	$700,831	$109,040
The Company recognized $50.9 million, $60.7 million and $91.7 million of intangible amortization expense during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, estimated future amortization expense was as follows:

Year Ended December 31
(In Thousands)
2015	$39,200
2016	16,400
2017	10,100
2018	5,100
2019	—

(9) Deposits
Time deposits of less than $100,000 totaled $4.2 billion at December 31, 2014, while time deposits of $100,000 or more totaled $8.5 billion. At December 31, 2014, the scheduled maturities of time deposits were as follows.

(In Thousands)
2015	$5,620,338
2016	3,731,153
2017	1,194,515
2018	1,121,728
2019	864,500
Thereafter	134,725
Total	$12,666,959
At December 31, 2014 and 2013, demand deposit overdrafts reclassified to loans totaled $16 million and $14 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2014, the Company also had $4.5 billion of standby letters of credit issued by the FHLB to secure public deposits.
(10) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2014
Federal funds purchased	$693,819	0.27%	$722,753	$960,935
Securities sold under agreements to repurchase	435,684	0.73	212,686	435,684
Total	1,129,503		935,439	1,396,619
Other short-term borrowings	2,545,724	1.62	385,461	2,545,724
Total short-term borrowings	$3,675,227		$1,320,900	$3,942,343
As of and for the year ended
December 31, 2013
Federal funds purchased	$704,190	0.26%	$815,541	$1,022,735
Securities sold under agreements to repurchase	148,380	0.01	164,218	456,263
Total	852,570		979,759	1,478,998
Other short-term borrowings	5,591	2.48	12,739	28,630
Total short-term borrowings	$858,161		$992,498	$1,507,628

(11) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings including maturities and interest rates as of December 31, 2014.

		December 31,
	Maturity Dates	2014	2013
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 0.56%)	2016-2021	$525,000	$525,000
Fixed rate (weighted average rate of 1.68%)	2015-2035	2,463,543	2,949,595
Unamortized discount		(102)	(351)
Total FHLB advances		2,988,441	3,474,244
Senior notes and subordinated debentures:
1.85% senior notes	2017	400,000	—
2.75% senior notes	2019	600,000	—
6.40% subordinated debentures	2017	350,000	350,000
5.50% subordinated debentures	2020	227,764	227,764
5.90% subordinated debentures	2026	71,086	71,086
Fair value of hedged subordinated debentures		83,953	84,567
Net unamortized discount		(15,135)	(12,719)
Total senior notes and subordinated debentures		1,717,668	720,698
Capital securities:
LIBOR plus 3.05% floating rate debentures payable to State National Capital Trust I (1)	2033	15,470	15,470
LIBOR plus 2.85% floating rate debentures payable to Texas Regional Statutory Trust I (1)	2034	51,547	51,547
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I (1)	2034	25,774	25,774
LIBOR plus 2.79% floating rate debentures payable to State National Statutory Trust II (1)	2034	10,310	10,310
Unamortized premium		633	664
Total capital securities		103,734	103,765
Total FHLB and other borrowings		$4,809,843	$4,298,707

(1)	Majority of amounts qualify for Tier 1 capital.
During September 2014, the Bank issued $400 million aggregate principal amount of unsecured senior notes due 2017 that pay a fixed annual coupon of 1.85% and $600 million aggregate principal amount of unsecured senior notes due 2019 that pay a fixed annual coupon of 2.75%.
In May 2013, the Company completed a tender offer to purchase $53.9 million of the Company's 5.90% subordinated debentures due 2026 and $72.2 million in aggregate principal amount of the Company’s 5.50% subordinated debentures due 2020.  The tender offer resulted in a partial extinguishment of the Company’s outstanding 2026 and 2020 subordinated debentures.  A gain of $23.6 million related to the partial extinguishment was recorded in noninterest income for the year ended December 31, 2013.
In June 2013, the Company redeemed its 10.18% fixed rate capital securities due 2031. The aggregate principal amount of these notes was approximately $10 million.

The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged senior notes and subordinated debentures and unamortized discounts and premiums, as of December 31, 2014.

	FHLB Advances	Senior Notes and Subordinated Debentures	Capital Securities
	(In Thousands)
Maturing:
2015	$649,974	$—	$—
2016	1,012,410	—	—
2017	94	832,234	—
2018	17	—	—
2019	1,020,000	596,752	—
Thereafter	305,946	288,682	103,734
Total	$2,988,441	$1,717,668	$103,734
(12) Capital Securities and Preferred Stock
Capital Securities
At December 31, 2014, the Company had four subsidiary business trusts (TexasBanc Capital Trust I, State National Capital Trust I, State National Statutory Trust II and Texas Regional Statutory Trust I) as noted in Note 11, FHLB and Other Borrowings, which had issued Trust Preferred Securities. As guarantor, the Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, the redemption price when the Trust Preferred Securities are called for redemption, and amounts due if a trust is liquidated or terminated.
The Company owns all of the outstanding common stock of each of the four trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent. These Capital Securities are the trusts’ only assets, and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In accordance with ASC Topic 810, the subsidiary business trusts are not consolidated by the Company. The Capital Securities are included as FHLB and other borrowings on the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013.
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
Class B Preferred Stock
In December 2000, a subsidiary of the Bank issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $24 million at both December 31, 2014 and 2013, respectively, and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock qualifies as Tier 1 capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

(13) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Note 1, Summary of Significant Accounting Policies, for additional information on the Company’s accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a gross basis.

	December 31, 2014			December 31, 2013
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,423,950	$69,700	$—	$423,950	$67,623	$—
Total fair value hedges		69,700	—		67,623	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	1,100,000	1,793	1,023	200,000	3,652	—
Swaps related to FHLB advances	320,000	—	13,474	320,000	—	11,862
Total cash flow hedges		1,793	14,497		3,652	11,862
Total derivatives designated as hedging instruments		$71,493	$14,497		$71,275	$11,862

Free-standing derivatives not designated as hedging instruments:
Futures contracts related to mortgage servicing rights (3)	$35,000	$—	$—	$—	$—	$—
Interest rate contracts:
Forward contracts related to held for sale mortgages	189,000	18	1,576	171,364	1,727	56
Equity contracts:
Purchased equity option related to equity-linked CDs	821,849	76,487	—	588,377	47,875	—
Swap associated with sale of Visa, Inc. Class B shares	57,393	—	1,435	49,748	—	1,244
Foreign exchange contracts:
Forwards related to commercial loans	602,066	5,529	612	424,797	1,072	2,690
Spots related to commercial loans	74,940	41	80	41,133	55	56
Futures contracts (3)	307,000	—	—	657,000	—	—
Interest rate lock commitments	180,822	2,319	1	129,791	947	57
Written equity option related to equity-linked CDs	795,467	—	74,319	576,196	—	46,573
Trading account assets and liabilities:
Interest rate contracts for customers	18,678,390	296,239	236,763	13,474,347	262,578	200,899
Commodity contracts for customers	264,491	25,569	25,448	906,650	23,132	18,373
Foreign exchange contracts for customers	425,123	8,268	7,527	145,175	4,450	3,894
Total trading account assets and liabilities		330,076	269,738		290,160	223,166
Total free-standing derivative instruments not designated as hedging instruments		$414,470	$347,761		$341,836	$273,842

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
The Company recognized no gains or losses for the years ended December 31, 2014, 2013 and 2012 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2014, the fair value hedges had a weighted average expected remaining term of 4.1 years.
During the year ended December 31, 2013, the Company partially extinguished $126 million in aggregate principal amount of subordinated debentures. In connection with this extinguishment, the Company unwound $126 million of swaps associated with this issuance. See Note 11, FHLB and Other Borrowings, for further discussion.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2014	2013	2012
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$2,078	$(37,191)	$(6,500)
Hedged long term debt	Interest on FHLB and other borrowings	(2,559)	38,444	7,314
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	27,882	22,781	28,628
There were no material fair value hedging gains and losses recognized because of hedge ineffectiveness for the years ended December 31, 2014, 2013 and 2012.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the years ended December 31, 2014, 2013 and 2012. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2014, 2013 and 2012.

At December 31, 2014, cash flow hedges not terminated had a net fair value of $(12.7) million and a weighted average life of 2.5 years. Based on the current interest rate environment, $3.2 million of gains are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 6.6 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Consolidated Balance Sheets and the Company’s Consolidated Statements of Income.

	Gain (Loss) for the Years Ended
	December 31,
	2014	2013	2012
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$(1,900)	$8,098	$(2,824)
Amount reclassified from accumulated other comprehensive income into net interest income	(1,577)	(4,956)	2,261
Amount of ineffectiveness recognized in net interest income	—	—	—
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
The Company offers its customers equity-linked CDs that have a return linked to individual equities and equity indices. Under appropriate accounting guidance, a CD that pays interest based on changes in an equity index is a hybrid instrument that requires separation into a host contract (the CD) and an embedded derivative contract (written equity call option). The Company has entered into an offsetting derivative contract in order to economically hedge the exposure related to the issuance of equity-linked CDs. Both the embedded derivative and derivative contract entered into by the Company are classified as free-standing derivative instruments that are recorded at fair value with offsetting gains and losses recognized within noninterest expense in the Company’s Consolidated Statements of Income.
The Company also enters into foreign currency contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to its funding of commercial loans in foreign currencies.

The net gains and losses recorded in the Company’s Consolidated Statements of Income from free-standing derivative instruments not designated as hedging instruments are summarized in the following table.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2014	2013	2012
		(In Thousands)
Futures contracts:
Future and option contracts related to mortgage servicing rights	Mortgage banking income	$420	$(53)	$—
Futures contracts	Corporate and correspondent investment sales	(635)	172	(1,622)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(3,229)	2,397	(1,225)
Interest rate lock commitments	Mortgage banking income	1,428	(4,126)	2,925
Interest rate contracts for customers	Corporate and correspondent investment sales	21,552	31,271	28,755
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	105	26	982
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	28,612	24,514	2,209
Written equity option related to equity-linked CDs	Other expense	(27,746)	(24,158)	(1,942)
Foreign currency contracts:
Forward contracts related to commercial loans	Other income	55,544	(4,460)	(1,975)
Spot contracts related to commercial loans	Other income	(7,556)	469	—
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	1,125	624	143
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2014, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $330 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $888 thousand, $5.2 million and $7.2 million in credit losses associated with derivative instruments classified as trading for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions have credit risk of $77 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2014 and 2013, the Company had recorded the right to reclaim cash collateral of $46 million and $26 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $62 million and $38 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2014 was $65 million for which the Company has collateral requirements of $62 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, the Company’s collateral requirements to its counterparties would increase by $4 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2013 was $57 million for which the Company had collateral requirements of $54 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, the Company’s collateral requirements to its counterparties would have increased by $3 million.
(14) Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Derivatives
In conjunction with the derivative and hedging activity discussed in Note 13, Derivatives and Hedging, the Company is party to master netting arrangements with its financial institution counterparties for some of its derivative and hedging activities. The Company does not offset assets and liabilities under these master netting arrangements for financial statement presentation purposes. The master netting arrangements provide for single net settlement of all derivative instrument arrangements, as well as collateral, in the event of default, or termination of, any one contract with the respective counterparties. Cash collateral is usually posted by the counterparty with a net liability position in accordance with contract thresholds.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased/ sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities.
At December 31, 2014, the fair value of collateral received related to securities purchased under agreements to resell was $2.6 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $2.5 billion.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are governed by an MRA. Under the terms of the MRA, all transactions between the Company and the counterparty constitute a single business relationship such that in the event of default, the nondefaulting party is entitled to set off claims and apply property held by that party in respect of any transaction against obligations owed. Any payments, deliveries, or other transfers may be applied against each other and netted. These amounts are limited to the contract asset/liability balance, and accordingly, do not include excess collateral received or pledged. The Company offsets the assets and liabilities under netting arrangements for the balance sheet presentation of securities purchased under agreements to resell and securities sold under agreements to repurchase provided certain criteria are met that permit balance sheet netting. As of December 31, 2013, the Company had no securities purchased under agreements to resell or securities sold under agreements to repurchase that were subject to an enforceable master netting arrangements.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2014
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$3,100,200	$2,533,661	$566,539	$566,539	$—	$—

Derivative financial assets:
Subject to a master netting arrangement	$225,227	$—	$225,227	$—	$58,309	$166,918
Not subject to a master netting arrangement	260,736	—	260,736	—	—	260,736
Total derivative financial assets	$485,963	$—	$485,963	$—	$58,309	$427,654

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,969,345	$2,533,661	$435,684	$435,684	$—	$—

Derivative financial liabilities:
Subject to a master netting arrangement	$259,018	$—	$259,018	$29,677	$44,163	$185,178
Not subject to a master netting arrangement	103,240	—	103,240	—	—	103,240
Total derivative financial liabilities	$362,258	$—	$362,258	$29,677	$44,163	$288,418

December 31, 2013
Derivative financial assets:
Subject to a master netting arrangement	$192,771	$—	$192,771	$7,723	$37,189	$147,859
Not subject to a master netting arrangement	220,340	—	220,340	—	—	220,340
Total derivative financial assets	$413,111	$—	$413,111	$7,723	$37,189	$368,199

Derivative financial liabilities:
Subject to a master netting arrangement	$200,207	$—	$200,207	$46,466	$25,910	$127,831
Not subject to a master netting arrangement	85,497	—	85,497	—	—	85,497
Total derivative financial liabilities	$285,704	$—	$285,704	$46,466	$25,910	$213,328

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(15) Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases certain facilities and equipment for use in its businesses. The leases for facilities are generally for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of five years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2014, the Company had $31.3 million of assets recorded as capital leases for which $15.4 million of accumulated depreciation had been recognized.
The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2014:

	Operating Lease	Capital Lease
	(In Thousands)
2015	$62,114	$2,147
2016	58,459	2,188
2017	53,050	2,272
2018	47,255	2,336
2019	42,332	2,372
Thereafter	196,331	16,211
Total	$459,541	$27,526
The Company incurred lease expense of $73.7 million, $66.8 million and $64.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company received lease income of $5.9 million, $5.4 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to space leased to third parties.
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit.

	December 31,
	2014	2013
	(In Thousands)
Commitments to extend credit	$28,369,666	$26,545,608
Standby and commercial letters of credit	1,871,323	2,093,159
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At December 31, 2014 and 2013, the recorded amount of these deferred fees was $5.2 million and $4.9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2014, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.9 billion. At December 31, 2014 and 2013, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet of $94 million and $76 million, respectively.

Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At December 31, 2014 and 2013, the amount of potential recourse was $20 million, of which the Company had reserved $655 thousand and $738 thousand, respectively, which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At December 31, 2014 and 2013, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold.
Loss Sharing Agreement
In connection with the Guaranty acquisition, the Bank entered into loss sharing agreements with the FDIC that covered approximately $9.7 billion of loans and OREO, excluding the impact of purchase accounting adjustments. In accordance with the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to the acquired loans and acquired OREO begins with the first dollar of incurred losses, as defined in the loss sharing agreements. The terms of the loss sharing agreements provide that the FDIC will reimburse the Bank for 80% of incurred losses up to $2.3 billion and 95% of incurred losses in excess of $2.3 billion. Gains and recoveries on covered assets offset incurred losses, or are paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014.
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss share agreements are in effect. At December 31, 2014 and December 31, 2013, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss share agreements, to be $145 million and $140 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC. See Note 4, Loans and Allowance for Loan Losses, for additional information.
Low Income Housing Tax Credit Partnerships
During 2014, the Company committed to make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments will be to facilitate the sale of additional affordable housing product offerings and to assist in achieving goals associated with the Community Reinvestment Act, and to achieve a satisfactory return on capital. The total unfunded commitment associated with these investments at December 31, 2014 was $82 million.
Forward Starting Reverse Repurchase Agreements and Forward Starting Repurchase Agreements.
The Company enters into securities purchased under agreement to resell and securities sold under agreement to repurchase that settle at a future date, generally within three business days. At December 31, 2014, the Company had forward starting reverse repurchase agreements of $318 million and forward starting repurchase agreements of $248 million. The Company had no forward starting reverse repurchase agreements or forwarding starting repurchase agreements at December 31, 2013.

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
In November 2014, the Company was named as a defendant in a lawsuit filed in the United States District Court of the Western District of Texas, Maxim Integrated Products v. Compass Bank, wherein the plaintiff alleges the Company is infringing three patents owned by the plaintiff and related to data encryption for the Company’s mobile banking applications. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At December 31, 2014, the Company had accrued legal reserves in the amount of $15 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At December 31, 2014, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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
(16) Regulatory Capital Requirements and Dividends from Subsidiaries
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action and the Gramm-Leach-Bliley Act, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.
Under the U.S. Basel1 capital framework effective at December 31, 2014, quantitative measures established by the regulators to ensure capital adequacy required the Company and the Bank to maintain minimum Tier 1 Risk-Based Capital Ratio of at least 4% of risk-weighted assets, minimum Total Risk-Based Capital Ratio of at least 8% of risk-weighted assets and a minimum Leverage Ratio of 4% of adjusted quarterly assets.
At December 31, 2014, the regulatory Capital Ratios of the Company and the Bank exceeded the minimum ratios required for “well-capitalized” banks as defined by federal banking laws. To be categorized as “well-capitalized,” the Company and the Bank must maintain minimum Total Risk-Based Capital, Tier 1 Risk-Based Capital and Leverage Ratios of at least 10%, 6% and 5%, respectively.

The following table presents the actual capital amounts and ratios of the Company and the Bank.

	Total Risk-Based Capital		Tier 1 Risk-Based Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2014
BBVA Compass Bancshares, Inc.	$8,254,184	12.81%	$7,046,902	10.94%	$7,046,902	9.09%
Compass Bank	7,923,666	12.37%	6,716,384	10.49%	6,716,384	9.03%
December 31, 2013
BBVA Compass Bancshares, Inc.	$7,822,858	13.74%	$6,613,885	11.62%	$6,613,885	9.87%
Compass Bank	7,517,829	13.23%	6,310,290	11.11%	6,310,290	9.50%
Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $1.5 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2014; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2014 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances for the years ended December 31, 2014 and 2013 approximated $3.0 billion and $3.4 billion, respectively.
(17) Stock Based Compensation
The Company awards restricted share units to certain of the Company’s employees payable in BBVA American Depository Shares. The vesting period for the restricted share units range from one to three years after the date of grant. Accordingly, the fair value of the restricted share units is expensed over the appropriate vesting period. Fair value represents the closing price of the BBVA American Depository Shares on the date of grant. The Company purchases shares from BBVA at fair value to fulfill its obligations with the employee upon vesting. The Company recognized compensation expense in connection with restricted share units awarded of $4.5 million, $8.3 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, 2013 and 2012, the Company had $7.5 million, $6.3 million and $8.5 million, respectively, of unrecognized compensation costs related to nonvested restricted common stock granted and expected to vest.
The following summary sets forth the activity related to the restricted share units.

	Years Ended December 31,
	2014		2013		2012
	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price
Nonvested, January 1	1,549,111	$10.53	1,718,493	$10.42	1,727,384	$13.15
Granted	677,373	10.06	647,503	11.08	1,191,807	9.50
Vested	(667,898)	10.35	(763,999)	10.59	(1,053,265)	13.40
Forfeited	(118,629)	9.60	(52,886)	12.80	(147,433)	15.86
Nonvested, December 31	1,439,957	$10.23	1,549,111	$10.53	1,718,493	$10.42

(18) Benefit Plans
Defined Benefit Plan
The Company sponsors a defined benefit pension plan that is intended to qualify under the Internal Revenue Code. At the beginning of 2003, the pension plan was closed to new participants, with existing participants being offered the option to remain in the pension plan or move to an employer funded defined contribution plan. Benefits under the pension plan are based on years of service and the employee's highest consecutive five years of compensation during employment.
During 2014, the Company announced to all active participants the sunsetting of the pension plan on December 31, 2017. On this date, active participants will no longer be credited with future service but rather will be transitioned into the employer funded portion of the Company's defined contribution plan. As a result of this announcement, the Company recognized $25.1 million of curtailment gains during the year ended December 31, 2014 stemming from the Company's reduced benefit obligations. The curtailment gains were recognized in other comprehensive income.
The following tables summarize the Company’s defined benefit pension plan.
Obligations and Funded Status

	Years Ended December 31,
	2014	2013
	(In Thousands)
Change in benefit obligation:
Benefit obligation, January 1	$312,195	$342,848
Service cost	5,227	6,262
Interest cost	14,941	13,523
Actuarial gain (loss)	73,998	(40,770)
Benefits paid	(10,661)	(9,668)
Curtailments	(25,128)	—
Benefit obligation, December 31	370,572	312,195
Change in plan assets:
Fair value of plan assets, January 1	313,696	366,560
Actual return on plan assets	70,027	(43,196)
Benefits paid	(10,661)	(9,668)
Fair value of plan assets, December 31	373,062	313,696

Funded status	2,490	1,501
Net actuarial loss	45,635	56,633
Net amount recognized	$48,125	$58,134
Amounts recognized on the Company’s Consolidated Balance Sheets consist of:

	December 31,
	2014	2013
	(In Thousands)
Prepaid benefit cost - other assets	$2,490	$1,501
Deferred tax – other assets	16,807	20,841
Accumulated other comprehensive income	28,828	35,792
Net amount recognized	$48,125	$58,134
The accumulated benefit obligation for the Company’s defined benefit pension plan was $361 million and $283 million at December 31, 2014 and 2013, respectively. The Company anticipates amortizing $600 thousand of the actuarial loss from accumulated other comprehensive income over the next twelve months.

The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income are as follows.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Service cost	$5,227	$6,262	$6,843
Interest cost	14,941	13,523	13,464
Expected return on plan assets	(11,961)	(10,706)	(11,158)
Recognized actuarial loss	1,802	486	799
Net periodic benefit cost	$10,009	$9,565	$9,948
The following table provides additional information related to the Company’s defined benefit pension plan.

	Years Ended December 31,
	2014	2013
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$(6,964)	$7,944

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	3.97%	4.86%
Rate of compensation increase	3.25%	3.25%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate	4.86%	4.03%
Expected return on plan assets	3.88%	2.96%
Rate of compensation increase	3.25%	3.50%
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
Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2015	$11,611
2016	12,276
2017	13,102
2018	14,401
2019	15,159
2020-2024	92,168
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2014 and include benefits attributable to estimated future employee service.

Plan Assets
The Company’s Retirement Committee sets the investment policy for the defined benefit pension plan and reviews investment performance and asset allocation on a quarterly basis. The current asset allocation for the plan is entirely allocated to fixed income securities, including U.S Treasury and other U.S. government securities, corporate debt securities and municipal debt securities, as well as cash and cash equivalent securities.
The following table presents the fair value of the Company’s defined benefit pension plan assets.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2014
Assets:
Cash and cash equivalents	$10,010	$10,010	$—	$—
Fixed income securities:
U.S. Treasury and other U.S government agencies	238,310	217,385	20,925	—
States and political subdivisions	8,670	—	8,670	—
Corporate bonds	116,072	—	116,072	—
Total fixed income securities	363,052	217,385	145,667	—
Fair value of plan assets	$373,062	$227,395	$145,667	$—

December 31, 2013
Assets:
Cash and cash equivalents	$4,368	$4,368	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	188,147	173,061	15,086	—
States and political subdivisions	9,853	—	9,853	—
Corporate bonds	111,328	—	111,328	—
Total fixed income securities	309,328	173,061	136,267	—
Fair value of plan assets	$313,696	$177,429	$136,267	$—
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
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $36 million and $33 million at December 31, 2014 and 2013, respectively, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans were $1.9 million, $2.0 million and $1.3 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company had $10.4 million and $8.0 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.

Defined Contribution Plan
The Company sponsors a defined contribution plan comprised of a traditional employee defined contribution component with matching employer contributions and an employer funded defined contribution component. Under the traditional employee portion of the defined contribution plan, employees may contribute up to 75% of their compensation on a pretax basis subject to statutory limits. The Company makes matching contributions equal to 100% of the first 3% of compensation deferred plus 50% of the next 2% of compensation deferred. The Company may also make voluntary non-matching contributions to the plan.
Under the employer funded portion of the defined contribution plan, the Company makes contributions on behalf of certain employees based on pay and years of service. The Company's contributions range from 2% to 4% of the employee's base pay based on the employee's years of service. Participation in this portion of the defined contribution plan was limited to employees hired after January 1, 2002 and those participants in the defined benefit pension plan who, in 2002, chose to forgo future accumulation of benefit service.
In aggregate, the Company recognized $32.8 million, $32.5 million, and $31.1 million of expense related to this defined contribution plan for the years ended December 31, 2014, 2013, and 2012, respectively.
(19) Income Taxes
Income tax expense consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Current income tax expense:
Federal	$146,993	$121,874	$99,468
State	9,419	14,816	10,896
Total	156,412	136,690	110,364
Deferred income tax expense (benefit):
Federal	(9,044)	32,501	104,756
State	(37)	1,629	4,581
Total	(9,081)	34,130	109,337
Total income tax expense	$147,331	$170,820	$219,701
Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	Years Ended December 31,
	2014		2013		2012
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$215,552	35.0%	$206,762	35.0%	$244,549	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(47,794)	(7.8)	(38,632)	(6.5)	(30,176)	(4.3)
Change in valuation allowance	(19,118)	(3.1)	(5,714)	(1.0)	2,713	0.4
Bank owned life insurance	(6,515)	(1.1)	(6,211)	(1.1)	(7,117)	(1.0)
Income tax credits	(5,779)	(0.9)	(6,452)	(1.1)	(6,300)	(0.9)
State income tax, net of federal income taxes	6,740	1.1	17,595	3.0	12,075	1.7
Other	4,245	0.7	3,472	0.6	3,957	0.5
Income tax expense	$147,331	23.9%	$170,820	28.9%	$219,701	31.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$248,866	$255,193
Accrued expenses	50,221	56,265
Loan valuation	—	4,490
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	31,866	50,230
Other real estate owned	693	3,091
Federal net operating loss carryforwards	27,481	26,191
Other	64,086	59,059
Gross deferred taxes	423,213	454,519
Valuation allowance	(16,057)	(31,137)
Total deferred tax assets	407,156	423,382
Deferred tax liabilities:
Premises and equipment	153,146	166,478
Core deposit and other acquired intangibles	31,743	49,363
Capitalized loan costs	43,055	42,028
Loan valuation	13,297	—
Other	34,046	37,309
Total deferred tax liabilities	275,287	295,178
Net deferred tax asset	$131,869	$128,204
As of December 31, 2014, the Company has approximately $59.7 million of federal net operating loss carryforwards for future utilization, primarily attributable to Simple and BSI.
The Company gained control of BSI on April 8, 2013. The net operating loss carryforwards attributable to BSI were generated in taxable years during which BSI was not a member of the federal consolidated tax group. Consequently, these net operating loss carryforwards are subject to certain limitations and may not be used any earlier than the taxable period during which BSI generates federal taxable income. As of December 31, 2013, BSI had a full valuation allowance of $18.1 million against the federal net operating loss carryforward. As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. During 2014, as BSI achieved three years of cumulative income before income tax expense adjusted for permanent differences, management determined that sufficient positive evidence existed to conclude that it is more likely than not that the deferred tax assets are realizable and, therefore, reduced the valuation allowance accordingly. At December 31, 2014, BSI has approximately $17.5 million of federal net operating loss carryforwards for future utilization.
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2014 and 2013. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $6.6 million against the asset at both December 31, 2014 and 2013.
Additionally, the Company has state net operating loss carryforwards of approximately $198.0 million and $176.0 million at December 31, 2014 and 2013, respectively.  These state net operating losses expire in years 2015 through 2033.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $9.5 million and $6.1 million at December 31, 2014 and 2013, respectively, related to these state net operating loss carryforwards.

The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Unrecognized income tax benefits, January 1	$31,991	$28,639	$33,357
Increases for tax positions related to:
Prior years	1,182	458	451
Current year	1,189	3,340	4,438
Decreases for tax positions related to:
Prior years	(6,076)	(368)	(382)
Current year	—	(78)	(8,180)
Settlement with taxing authorities	—	—	—
Expiration of applicable statutes of limitation	—	—	(1,045)
Unrecognized income tax benefits, December 31	$28,286	$31,991	$28,639
During the years ended December 31, 2014, 2013 and 2012, the Company recognized $1.2 million, $4.0 million and $(364) thousand of interest and penalties related to the unrecognized tax benefits noted above, respectively. At December 31, 2014 and 2013, the Company had approximately $10.2 million and $9.0 million, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 were $28.3 million, $26.1 million, and $22.6 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2005-2014
Various states (1)	2006-2014
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.
It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $11.2 million, in 2015 due to statute expiration.
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
At both December 31, 2014 and 2013, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net gains (losses) of $3.8 million and $(10.7) million resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2014 and 2013, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(3.2) million, $2.4 million and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2014
Residential mortgage loans held for sale	$154,816	$148,564	$6,252
December 31, 2013
Residential mortgage loans held for sale	$139,750	$137,300	$2,450
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,502,308	$2,502,308	$—	$—
Interest rate contracts	296,239	—	296,239	—
Commodity contracts	25,569	—	25,569	—
Foreign exchange contracts	8,268	—	8,268	—
Other trading assets	2,013	—	423	1,590
Total trading account assets	2,834,397	2,502,308	330,499	1,590
Loans held for sale	154,816	—	154,816	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,313,542	1,298,040	1,015,502	—
Mortgage-backed securities	4,423,835	—	4,423,835	—
Collateralized mortgage obligations	2,488,579	—	2,488,579	—
States and political subdivisions	467,315	—	467,315	—
Other debt securities	44,441	44,441	—	—
Equity securities (1)	48	44	—	4
Total investment securities available for sale	9,737,760	1,342,525	8,395,231	4
Derivative assets:
Interest rate contracts	73,830	—	71,511	2,319
Equity contracts	76,487	—	76,487	—
Foreign exchange contracts	5,570	—	5,570	—
Total derivative assets	155,887	—	153,568	2,319
Other assets	35,488	—	—	35,488
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,545,299	$2,545,299	$—	$—
Interest rate contracts	236,763	—	236,763	—
Commodity contracts	25,448	—	25,448	—
Foreign exchange contracts	7,527	—	7,527	—
Other trading liabilities	425	—	425	—
Total trading account liabilities	2,815,462	2,545,299	270,163	—
Derivative liabilities:
Interest rate contracts	16,074	—	16,073	1
Equity contracts	74,319	—	74,319	—
Foreign exchange contracts	692	—	692	—
Total derivative liabilities	91,085	—	91,084	1

(1)	Excludes $500 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2014. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the years ended December 31, 2014 and 2013. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Trading Assets	States and Political Subdivisions	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2013	$2,083	$8	$6	$5,016	$13,255
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(438)	—	—	(4,126)	64
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	16,746
Sales	—	—	—	—	—
Settlements	—	(8)	—	—	—
Balance, December 31, 2013	$1,645	$—	$6	$890	$30,065
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2013	$(438)	$—	$—	$(4,126)	$64

Balance, January 1, 2014	$1,645	$—	$6	$890	$30,065
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(55)	—	—	1,428	(6,071)
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	11,494
Sales	—	—	—	—	—
Settlements	—		(2)	—	—
Balance, December 31, 2014	$1,590	$—	$4	$2,318	$35,488
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2014	$(55)	$—	$—	$1,428	$(6,071)

(1)	Included in noninterest income in the Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2014 and 2013 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,782	$—	$—	$3,782	$(180)
Impaired loans (1)	111,187	—	—	111,187	(27,990)
OREO	20,600	—	—	20,600	(2,703)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$31,201	$—	$—	$31,201	$(3,864)
Loans held for sale	7,359	—	—	7,359	182
Impaired loans (1)	218,504	—	—	218,504	(44,461)
OREO	23,228	—	—	23,228	(9,702)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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
Loans held for sale – Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value and are evaluated on an individual basis. The fair value of each loan held for sale is based on the collateral value of the underlying asset. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 3. There were no loans held for sale subjected to nonrecurring fair value measurements at December 31, 2014.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2014	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,590	Discounted cash flow	Default rate	9.8%
			Prepayment rate	5.5% - 9.8% (7.2%)
Interest rate contracts	2,318	Discounted cash flow	Closing ratios (pull-through)	7.4% - 98.7% (48.8%)
			Cap grids	0.4% - 2.4% (0.9%)
Other assets - MSRs	35,488	Discounted cash flow	Discount rate	10.0% - 11.0% (10.1%)
			Constant prepayment rate or life speed	6.1% - 50.0% (10.6%)
			Cost to service	$62 - $759 ($66)
Nonrecurring fair value measurements:
Investment securities held to maturity	$3,782	Discounted cash flow	Prepayment rate	6.6% - 7.3% (7.0%)
			Default rate	4.6% - 7.6% (6.1%)
			Loss severity	59.6% - 93.0% (76.3%)
Impaired loans	111,187	Appraised value	Appraised value	0.0% - 100.0% (29.8%)
OREO	20,600	Appraised value	Appraised value	8.0%

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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,388,405	$3,388,405	$3,388,405	$—	$—
Trading account assets	2,834,397	2,834,397	2,502,308	330,499	1,590
Investment securities available for sale	10,237,275	10,237,275	1,342,525	8,395,231	499,519
Investment securities held to maturity	1,348,354	1,275,963	—	—	1,275,963
Loans held for sale	154,816	154,816	—	154,816	—
Loans, net	56,686,743	54,551,442	—	—	54,551,442
Derivative assets	155,887	155,887	—	153,568	2,319
Other assets	35,488	35,488	—	—	35,488
Liabilities:
Deposits	$61,189,716	$61,263,812	$—	$61,263,812	$—
FHLB and other borrowings	4,809,843	4,786,152	—	4,786,152	—
Federal funds purchased and securities sold under agreements to repurchase	1,129,503	1,129,503	—	1,129,503	—
Other short-term borrowings	2,545,724	2,545,724	—	2,545,724	—
Trading account liabilities	2,815,462	2,815,462	2,545,299	270,163	—
Derivative liabilities	91,085	91,085	—	91,084	1

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,598,460	$3,598,460	$3,598,460	$—	$—
Trading account assets	319,930	319,930	—	318,285	1,645
Investment securities available for sale	8,313,085	8,313,085	40,340	7,760,612	512,133
Investment securities held to maturity	1,519,196	1,405,258	—	—	1,405,258
Loans held for sale	147,109	147,109	—	139,750	7,359
Loans, net	49,966,297	47,822,339	—	—	47,822,339
Derivative assets	122,951	122,951	—	122,004	947
Other assets	30,065	30,065	—	—	30,065
Liabilities:
Deposits	$54,437,490	$54,492,651	$—	$54,492,651	$—
FHLB and other borrowings	4,298,707	4,287,220	—	4,287,220	—
Federal funds purchased and securities sold under agreements to repurchase	852,570	852,570	—	852,570	—
Other short-term borrowings	5,591	5,591	—	5,591	—
Trading account liabilities	228,757	228,757	—	228,757	—
Derivative liabilities	61,294	61,294	—	61,237	57
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

	December 31, 2014
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$94,627	$33,343	$61,284
Less: reclassification adjustment for net gains on sale of securities in net income	53,042	18,690	34,352
Net change in unrealized gains (losses) on securities available for sale	41,585	14,653	26,932
Change in unamortized net holding losses on investment securities held to maturity	13,732	4,705	9,027
Less: non-credit related impairment on investment securities held to maturity	235	84	151
Change in unamortized non-credit related impairment on investment securities held to maturity	3,096	1,225	1,871
Net change in unamortized holding losses on securities held to maturity	16,593	5,846	10,747
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(4,475)	(2,575)	(1,900)
Change in defined benefit plans	1,238	438	800
Other comprehensive income (loss)	$54,941	$18,362	$36,579

	December 31, 2013
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$(170,425)	$(61,935)	$(108,490)
Less: reclassification adjustment for net gains on sale of securities in net income	31,371	11,401	19,970
Net change in unrealized gains (losses) on securities available for sale	(201,796)	(73,336)	(128,460)
Change in unamortized net holding losses on investment securities held to maturity	16,636	6,045	10,591
Less: non-credit related impairment on investment securities held to maturity	3,243	1,178	2,065
Change in unamortized non-credit related impairment on investment securities held to maturity	2,387	867	1,520
Net change in unamortized holding losses on securities held to maturity	15,780	5,734	10,046
Unrealized holding gains arising during period from cash flow hedge instruments	12,842	4,744	8,098
Change in defined benefit plans	(5,928)	(2,250)	(3,678)
Other comprehensive income (loss)	$(179,102)	$(65,108)	$(113,994)

	December 31, 2012
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$(7,562)	$(2,640)	$(4,922)
Less: reclassification adjustment for net gains on sale of securities in net income	12,832	4,480	8,352
Net change in unrealized gains (losses) on securities available for sale	(20,394)	(7,120)	(13,274)
Change in unamortized net holding losses on investment securities held to maturity	33,655	11,751	21,904
Less: non-credit related impairment on investment securities held to maturity	4,728	1,651	3,077
Change in unamortized non-credit related impairment on investment securities held to maturity	863	301	562
Net change in unamortized holding losses on securities held to maturity	29,790	10,401	19,389
Unrealized holding losses arising during period from cash flow hedge instruments	(4,416)	(1,592)	(2,824)
Defined benefit plans	(11,524)	(4,336)	(7,188)
Other comprehensive income (loss)	$(6,544)	$(2,647)	$(3,897)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2013	$86,379	$(13,387)	$(38,243)	$(8,691)	$26,058
Other comprehensive income (loss)before reclassifications	(108,490)	4,973	—	(2,065)	(105,582)
Amounts reclassified from accumulated other comprehensive income (loss)	(9,379)	3,125	(3,678)	1,520	(8,412)
Net current period other comprehensive income (loss)	(117,869)	8,098	(3,678)	(545)	(113,994)
Balance, December 31, 2013	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)

Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss) before reclassifications	61,284	(2,570)	—	(151)	58,563
Amounts reclassified from accumulated other comprehensive income (loss)	(25,325)	670	800	1,871	(21,984)
Net current period other comprehensive income (loss)	35,959	(1,900)	800	1,720	36,579
Balance, December 31, 2014	$4,469	$(7,189)	$(41,121)	$(7,516)	$(51,357)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)		Consolidated Statement of Income Caption
	December 31, 2014	December 31, 2013
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$53,042	$31,371	Investment securities gains, net
	(13,732)	(16,636)	Interest on investment securities held to maturity
	39,310	14,735
	(13,985)	(5,356)	Income tax (expense) benefit
	$25,325	$9,379	Net of tax

Accumulated (Gains) Losses on Cash Flow Hedging Instruments	$5,536	$1,999	Interest and fees on loans
	(7,113)	(6,955)	Interest and fees on FHLB advances
	(1,577)	(4,956)
	907	1,831	Income tax benefit
	$(670)	$(3,125)	Net of tax

Defined Benefit Plan Adjustment	$(1,238)	$5,928	(2)
	438	(2,250)	Income tax expense
	$(800)	$3,678	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(3,096)	$(2,387)	Interest on investment securities held to maturity
	1,225	867	Income tax benefit
	$(1,871)	$(1,520)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, for additional details).
(22) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities.

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$277,698	$273,939	$238,119
Net income taxes paid	142,979	139,247	142,174
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$22,176	$47,879	$67,194
Transfer of loans to loans held for sale	21,135	91,400	207,148
Change in unrealized gain (loss) on available for sale securities	41,585	(201,796)	(20,394)
Issuance of restricted stock, net of cancellations	5,682	6,166	8,585
Business combinations:
Assets acquired	$117,068	$—	$—
Liabilities assumed	18,329	—	—

(23) Segment Information
The Company's operating segments are based on the Company's lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company operates primarily in the United States, and, accordingly, the geographic distribution of revenue and assets is not significant. There are no individual customers whose revenues exceeded 10% of consolidated revenue.
The Wealth and Retail Banking segment serves the Company’s consumer customers through its full-service banking centers, private client offices throughout the U.S., and through the use of alternative delivery channels such as the internet, mobile devices and telephone banking. The Wealth and Retail Banking segment provides individuals with comprehensive products and services including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The Wealth and Retail Banking segment also provides private banking services to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. In addition, the Wealth and Retail Banking segment serves the Company's small business customers.
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
The Treasury segment's primary function is to manage the liquidity and funding positions of the Company, the interest rate sensitivity of the Company's balance sheet and the investment securities portfolio.
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
The following table presents the segment information for the Company’s segments.

	December 31, 2014
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$835,503	$844,454	$51,482	$870	$253,185	$1,985,494
Allocated provision for loan losses	91,719	30,759	3,865	—	(20,042)	106,301
Noninterest income	675,258	251,504	181,130	76,713	(267,183)	917,422
Noninterest expense	1,287,265	469,475	136,772	17,597	269,643	2,180,752
Net income (loss) before income tax expense (benefit)	131,777	595,724	91,975	59,986	(263,599)	615,863
Income tax expense (benefit)	49,087	221,907	34,261	22,345	(180,269)	147,331
Net income (loss)	82,690	373,817	57,714	37,641	(83,330)	468,532
Less: net income attributable to noncontrolling interests	—	212	—	1,764	—	1,976
Net income (loss) attributable to shareholder	$82,690	$373,605	$57,714	$35,877	$(83,330)	$466,556
Average assets	$22,373,044	$29,941,072	$5,038,017	$13,232,917	$6,935,705	$77,520,755

	December 31, 2013
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$820,755	$762,319	$51,248	$(35,703)	$444,062	$2,042,681
Allocated provision for loan losses	112,075	(18,338)	5,467	—	8,342	107,546
Noninterest income	636,400	226,685	135,145	76,792	(220,232)	854,790
Noninterest expense	1,296,240	455,165	125,571	17,671	304,528	2,199,175
Net income (loss) before income tax expense (benefit)	48,840	552,177	55,355	23,418	(89,040)	590,750
Income tax expense (benefit)	18,193	205,686	20,620	8,723	(82,402)	170,820
Net income (loss)	30,647	346,491	34,735	14,695	(6,638)	419,930
Less: net income attributable to noncontrolling interests	—	308	—	1,786	—	2,094
Net income (loss) attributable to shareholder	$30,647	$346,183	$34,735	$12,909	$(6,638)	$417,836
Average assets	$20,963,576	$25,937,331	$3,215,380	$13,069,769	$7,123,581	$70,309,637

	December 31, 2012
	Wealth and Retail Banking	Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$803,905	$766,155	$44,970	$4,006	$610,946	$2,229,982
Allocated provision for loan losses	134,437	(100,131)	5,634	—	(10,469)	29,471
Noninterest income	646,792	184,132	112,610	76,855	(170,341)	850,048
Noninterest expense	1,260,386	479,297	103,178	18,532	490,454	2,351,847
Net income (loss) before income tax expense (benefit)	55,874	571,121	48,768	62,329	(39,380)	698,712
Income tax expense (benefit)	20,813	212,743	18,166	23,218	(55,239)	219,701
Net income	35,061	358,378	30,602	39,111	15,859	479,011
Less: net income attributable to noncontrolling interests	—	330	—	1,808	—	2,138
Net income attributable to shareholder	$35,061	$358,048	$30,602	$37,303	$15,859	$476,873
Average assets	$19,651,744	$24,107,303	$2,617,380	$12,818,387	$7,274,001	$66,468,815
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2013 and 2012 segment information has been revised to conform to the 2014 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(24) Parent Company Financial Statements
The condensed financial information for BBVA Compass Bancshares, Inc. (Parent company only) is presented as follows:
Parent Company Balance Sheets

	December 31,
	2014	2013
	(In Thousands)
Assets:
Cash and cash equivalents	$136,151	$142,636
Investments in subsidiaries:
Banks	11,743,669	11,254,464
Non-banks	186,324	152,053
Other assets	34,178	30,485
Total assets	$12,100,322	$11,579,638
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$125,639	$120,886
Shareholder’s equity	11,974,683	11,458,752
Total liabilities and shareholder’s equity	$12,100,322	$11,579,638
Parent Company Statements of Income

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Income:
Dividends from banking subsidiaries	$102,000	$—	$—
Dividends from non-bank subsidiaries	96	424	135
Other	1,359	1,760	1,801
Total income	103,455	2,184	1,936
Expense:
Salaries and employee benefits	1,131	1,378	509
Other	9,591	12,102	8,348
Total expense	10,722	13,480	8,857
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	92,733	(11,296)	(6,921)
Income tax benefit	(301)	(4,057)	(2,418)
Income (loss) before equity in undistributed earnings (losses) of subsidiaries	93,034	(7,239)	(4,503)
Equity in undistributed earnings of subsidiaries	373,522	425,075	481,376
Net income	$466,556	$417,836	$476,873
Other comprehensive income (loss) (1)	36,579	(113,994)	(3,897)
Comprehensive income	$503,135	$303,842	$472,976

(1)	See Consolidated Statement of Comprehensive Income (Loss) detail.

Parent Company Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In Thousands)
Operating Activities:
Net income	$466,556	$417,836	$476,873
Adjustments to reconcile net income to cash provided by operations:
Amortization of stock based compensation	4,515	8,311	6,820
Depreciation	49	51	24
Equity in undistributed earnings of subsidiaries	(373,522)	(425,075)	(481,376)
(Increase) decrease in other assets	362	(3,990)	(2,003)
Increase in other liabilities	4,111	4,063	2,191
Net cash provided by operating activities	102,071	1,196	2,529
Investing Activities:
Purchase of premises and equipment	(24)	(6)	(195)
Contributions to subsidiaries	(116,323)	(100,000)	—
Net cash used in investing activities	(116,347)	(100,006)	(195)
Financing Activities:
Repayment of other borrowings	—	(10,310)	—
Vesting of restricted stock	(4,702)	(5,741)	(11,872)
Restricted stock grants retained to cover taxes	(2,507)	(2,228)	(1,458)
Issuance of common stock	117,000	100,000	—
Common dividends paid	(102,000)	—	—
Net cash provided by (used in) financing activities	7,791	81,721	(13,330)
Net decrease in cash and cash equivalents	(6,485)	(17,089)	(10,996)
Cash and cash equivalents at beginning of the year	142,636	159,725	170,721
Cash and cash equivalents at end of the year	$136,151	$142,636	$159,725

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

	December 31,
	2014	2013
	(In Thousands)
Derivative contracts:
Cash flow hedges	$1,693	$3,652
Free-standing derivative instruments	9,512	20,808

Securities Purchased Under Agreements to Resell/Securities Sold Under Agreements to Repurchase
The Company enters into agreements with BBVA as the counterparty under which it purchases/sells securities subject to an obligation to resell/repurchase the same or similar securities. The following represents the amount of securities purchased under agreements to resell and securities sold under agreements to repurchase where BBVA is the counterparty.

	December 31,
	2014	2013
	(In Thousands)
Securities purchased under agreements to resell	$97,970	$—
Securities sold under agreements to repurchase	435,684	—
Borrowings
BSI has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At December 31, 2014 and 2013, there were no amounts outstanding under either of these agreements.

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
The Company’s internal control over financial reporting is a process affected by those charged with governance, management, and other personnel designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).
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
For the years ended December 31, 2014 and 2013, professional services were performed by Deloitte & Touche LLP. The following table sets forth the aggregate fees paid to Deloitte & Touche LLP by the Company.

	Years Ended December 31,
	2014	2013
Audit fees (1)	$4,734,998	$4,392,514
Audit related fees (2)	211,393	182,055
Tax fees (3)	214,606	93,423
All other fees	—	—
Total fees	$5,160,997	$4,667,992

(1)
Audit fees are fees for professional services rendered for audits of the Company's financial statements, SEC regulatory filings, employee benefit plan audits, and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees generally include fees associated with reports pursuant to service organization examinations, compliance related to servicing of assets, and other compliance reports.

(3)	Tax fees include fees associated with tax compliance services, tax advice and tax planning.

Pre-approval of Services by the Independent Registered Public Accounting Firm
Under the terms of its charter, the Audit and Compliance Committee of the Board of Directors (the “Audit Committee”) must approve all audit services and permitted non-audit services to be provided by the independent registered public accounting firm for the Company, either before the firm is engaged to render such services or pursuant to pre-approval policies and procedures established by the Audit Committee, subject to a de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of the audit and otherwise in accordance with the terms of applicable SEC rules. The de minimis exception waives the pre-approval requirements for non-audit services provided that such services: (1) do not aggregate to more than five percent of total revenues paid by the Corporation to its independent registered public accountant in the fiscal year when services are provided, (2) were not recognized as non-audit services at the time of the engagement, and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives. Between meetings of the Audit Committee, the authority to pre-approve such services is delegated to the Chairperson of the Audit Committee. The Audit Committee may also delegate to one or more of its members the authority to grant pre-approvals of such services. The decisions of the Chairperson or any designee to pre-approve any audit or permitted non-audit service must be presented to the Audit Committee at its next scheduled meeting. In 2014, all of the non-audit services provided by the Company’s independent registered public accounting firm were approved by the Audit Committee.

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

3.1
Restated Certificate of Formation of BBVA Compass Bancshares, Inc., (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2014, File No. 0-55106).

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

Date: March 11, 2015	BBVA Compass Bancshares, Inc.
	By:	/s/ Angel Reglero
		Name:	Angel Reglero
		Title:	Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Manuel Sánchez Rodriguez	Director, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 11, 2015
Manuel Sánchez Rodriguez

/s/ Angel Reglero	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	March 11, 2015
Angel Reglero

/s/ Kirk P. Pressley	Executive Vice President and Controller (principal accounting officer)	March 11, 2015
Kirk P. Pressley

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	March 11, 2015
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	March 11, 2015
Eduardo Aguirre, Jr.

/s/ Shelaghmichael C. Brown	Director	March 11, 2015
Shelaghmichael C. Brown

/s/ José María García Meyer-Döhner	Director	March 11, 2015
José María García Meyer-Döhner

/s/ Fernando Gutiérrez Junquera	Director	March 11, 2015
Fernando Gutiérrez Junquera

/s/ Charles E. McMahen	Director	March 11, 2015
Charles E. McMahen

/s/ Glen E. Roney	Director	March 11, 2015
Glen E. Roney

/s/ Raúl Santoro de Mattos Almeida	Director	March 11, 2015
Raúl Santoro de Mattos Almeida

/s/ J. Terry Strange	Director	March 11, 2015
J. Terry Strange

/s/ Guillermo F. Treviño	Director	March 11, 2015
Guillermo F. Treviño

/s/ Lee Quincy Vardaman	Director	March 11, 2015
Lee Quincy Vardaman

/s/ Mario Max Yzaguirre	Director	March 11, 2015
Mario Max Yzaguirre