Form 10-Q
period 2015-03-31
BBVA COMPASS BANCSHARES, INC
filed 2015-05-13
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock (par value $0.01 per share)	222,950,751 shares

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

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Simple	Simple Finance Technology Corp.
S&P	Standard and Poor's Rating Services
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States

Unless otherwise specified, the terms “we,” “us,” “our,” and the “Company” are used to refer to BBVA Compass Bancshares, Inc. and its subsidiaries, or any one or more of them, as the context may require. The term “Parent” refers to BBVA Compass Bancshares, Inc. The term “BBVA” refers to Banco Bilbao Vizcaya Argentaria, S.A., the parent company of BBVA Compass Bancshares, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about the Company and its industry that involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company's future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:

•
national, regional and local economic conditions may be less favorable than expected, resulting in, among other things, increased loan charge-offs, higher provisions for credit losses and/or reduced demand for the Company's services;

•
declining oil prices, which could have a negative impact on the economies and real estate markets of states such as Texas, resulting in, among other things, higher delinquencies and increased charge-offs in the energy lending portfolio as well as other commercial and consumer loan portfolios indirectly impacted by the declining oil prices;

•
disruptions to the credit and financial markets, either nationally or globally, including downgrades of the U.S. government's credit rating and the failure of the European Union to stabilize the fiscal condition of member countries;

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

•	the Company's financial reporting controls and procedures may not prevent or detect all errors or fraud;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
	(In Thousands)
Assets:
Cash and due from banks	$3,664,182	$2,764,345
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	300,175	624,060
Cash and cash equivalents	3,964,357	3,388,405
Trading account assets	3,680,427	2,834,397
Investment securities available for sale	10,101,828	10,237,275
Investment securities held to maturity (fair value of $1,297,565 and $1,275,963 at March 31, 2015 and December 31, 2014, respectively)	1,373,542	1,348,354
Loans held for sale (includes $198,488 and $154,816 measured at fair value at March 31, 2015 and December 31, 2014, respectively)	198,488	154,816
Loans	58,558,463	57,371,784
Allowance for loan losses	(701,864)	(685,041)
Net loans	57,856,599	56,686,743
Premises and equipment, net	1,332,539	1,351,479
Bank owned life insurance	694,370	694,335
Goodwill	5,046,847	5,046,847
Other intangible assets	60,097	70,784
Other real estate owned	17,764	20,600
Other assets	1,148,883	1,318,392
Total assets	$85,475,741	$83,152,427
Liabilities:
Deposits:
Noninterest bearing	$18,599,702	$17,169,412
Interest bearing	44,300,979	44,020,304
Total deposits	62,900,681	61,189,716
FHLB and other borrowings	4,919,141	4,809,843
Federal funds purchased and securities sold under agreements to repurchase	909,683	1,129,503
Other short-term borrowings	3,377,694	2,545,724
Accrued expenses and other liabilities	1,206,612	1,474,067
Total liabilities	73,313,811	71,148,853
Shareholder’s Equity:
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both March 31, 2015 and December 31, 2014	2,230	2,230
Surplus	15,278,877	15,285,991
Accumulated deficit	(3,121,071)	(3,262,181)
Accumulated other comprehensive loss	(27,654)	(51,357)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,132,382	11,974,683
Noncontrolling interests	29,548	28,891
Total shareholder’s equity	12,161,930	12,003,574
Total liabilities and shareholder’s equity	$85,475,741	$83,152,427
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Interest income:
Interest and fees on loans	$543,842	$508,506
Interest on investment securities available for sale	48,208	49,090
Interest on investment securities held to maturity	6,702	7,246
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	996	47
Interest on trading account assets	9,614	516
Total interest income	609,362	565,405
Interest expense:
Interest on deposits	69,653	53,216
Interest on FHLB and other borrowings	19,106	16,364
Interest on federal funds purchased and securities sold under agreements to repurchase	1,326	500
Interest on other short-term borrowings	10,248	26
Total interest expense	100,333	70,106
Net interest income	509,029	495,299
Provision for loan losses	42,031	37,266
Net interest income after provision for loan losses	466,998	458,033
Noninterest income:
Service charges on deposit accounts	53,284	53,391
Card and merchant processing fees	26,183	24,304
Retail investment sales	25,146	26,564
Investment banking and advisory fees	30,334	22,196
Asset management fees	8,096	10,758
Corporate and correspondent investment sales	6,259	8,656
Mortgage banking income	8,159	4,276
Bank owned life insurance	4,788	3,967
Investment securities gains, net	32,832	16,434
Loss on prepayment of FHLB and other borrowings	(2,549)	(458)
Other	56,738	49,240
Total noninterest income	249,270	219,328
Noninterest expense:
Salaries, benefits and commissions	259,262	262,569
Equipment	58,141	53,738
Professional services	46,559	46,399
Net occupancy	39,280	38,957
FDIC indemnification expense	28,789	31,618
Amortization of intangibles	10,687	12,534
Securities impairment:
Other-than-temporary impairment	372	381
Less: non-credit portion recognized in other comprehensive income	87	235
Total securities impairment	285	146
Other	79,716	72,906
Total noninterest expense	522,719	518,867
Net income before income tax expense	193,549	158,494
Income tax expense	51,782	43,567
Net income	141,767	114,927
Less: net income attributable to noncontrolling interests	657	453
Net income attributable to shareholder	$141,110	$114,474
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Net income	$141,767	$114,927
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale	36,588	26,240
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	18,540	10,526
Net change in unrealized holding gains on securities available for sale	18,048	15,714
Change in unamortized net holding losses on investment securities held to maturity	1,774	3,058
Less: non-credit related impairment on investment securities held to maturity	49	151
Change in unamortized non-credit related impairment on investment securities held to maturity	156	246
Net change in unamortized holding losses on securities held to maturity	1,881	3,153
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	2,059	(807)
Change in defined benefit plans	1,715	(1,671)
Other comprehensive income, net of tax	23,703	16,389
Comprehensive income	165,470	131,316
Less: comprehensive income attributable to noncontrolling interests	657	453
Comprehensive income attributable to shareholder	$164,813	$130,863
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2014	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	114,474	—	453	114,927
Other comprehensive income, net of tax	—	—	—	16,389	—	16,389
Issuance of common stock	23	116,977	—	—	—	117,000
Vesting of restricted stock	—	(4,525)	—	—	—	(4,525)
Restricted stock retained to cover taxes	—	(2,266)	—	—	—	(2,266)
Amortization of stock-based deferred compensation	—	550	—	—	—	550
Balance, March 31, 2014	$2,230	$15,383,954	$(3,614,263)	$(71,547)	$29,460	$11,729,834

Balance, January 1, 2015	$2,230	$15,285,991	$(3,262,181)	$(51,357)	$28,891	$12,003,574
Net income	—	—	141,110	—	657	141,767
Other comprehensive income, net of tax	—	—	—	23,703	—	23,703
Vesting of restricted stock	—	(7,662)	—	—	—	(7,662)
Amortization of stock-based deferred compensation	—	548	—	—	—	548
Balance, March 31, 2015	$2,230	$15,278,877	$(3,121,071)	$(27,654)	$29,548	$12,161,930
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Operating Activities:
Net income	$141,767	$114,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,595	65,110
Securities impairment	285	146
Amortization of intangibles	10,687	12,534
Accretion of discount, loan fees and purchase market adjustments, net	(53,747)	(50,201)
Net change in FDIC indemnification asset/liability	28,789	31,618
Provision for loan losses	42,031	37,266
Amortization of stock based compensation	548	550
Net change in trading account assets	(191,826)	(23,033)
Net change in trading account liabilities	76,217	(10,444)
Net change in loans held for sale	(43,672)	45,494
Deferred tax expense	32,676	32,252
Investment securities gains, net	(32,832)	(16,434)
Loss on prepayment of FHLB and other borrowings	2,549	458
Loss on sale of premises and equipment	1,627	1,452
Loss on sale of student loans	2	75
Net (gain) loss on sale of other real estate and other assets	(134)	1,701
Loss on disposition	—	981
(Increase) decrease in other assets	132,983	(123,144)
Increase (decrease) in other liabilities	(372,520)	4,830
Net cash (used in) provided by operating activities	(154,975)	126,138
Investing Activities:
Proceeds from sales of investment securities available for sale	1,147,705	430,715
Proceeds from prepayments, maturities and calls of investment securities available for sale	349,624	315,980
Purchases of investment securities available for sale	(1,316,531)	(947,146)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	28,700	30,787
Purchases of investment securities held to maturity	(50,632)	—
Proceeds from sales of trading securities	1,292,110	—
Purchases of trading securities	(1,946,314)	—
Net change in loan portfolio	(1,160,570)	(2,070,125)
Purchase of premises and equipment	(28,831)	(15,941)
Proceeds from sale of premises and equipment	778	4,156
Net cash paid in acquisition	—	(96,651)
Proceeds from sales of loans	6	54,310
Reimbursements from (payments to) FDIC for covered assets	908	(6,478)
Proceeds from sales of other real estate owned	5,688	4,630
Net cash used in investing activities	(1,677,359)	(2,295,763)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,793,161	1,962,805
Net increase (decrease) in time deposits	(86,419)	684,694
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(219,820)	104,808
Net increase in other short-term borrowings	831,970	23,231
Proceeds from FHLB and other borrowings	500,000	—
Repayment of FHLB and other borrowings	(402,944)	(40,910)
Vesting of restricted stock	(7,662)	(4,525)
Restricted stock grants retained to cover taxes	—	(2,266)
Issuance of common stock	—	117,000
Net cash provided by financing activities	2,408,286	2,844,837
Net increase in cash and cash equivalents	575,952	675,212
Cash and cash equivalents at beginning of year	3,388,405	3,598,460
Cash and cash equivalents at end of period	$3,964,357	$4,273,672
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Quarterly Report on Form 10-Q to determine if either recognition or disclosure of significant events or transactions is required. See Note 13, Subsequent Events.
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
Recently Issued Accounting Standards
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB released ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company elected to adopt the amendments in this ASU using the prospective transition method. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company. See Note 3, Loans and Allowance for Loan Losses.
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this codified guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides five steps to be analyzed to accomplish the core principle. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early application is not permitted. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

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
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interest in certain investment funds. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this ASU require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.

(2) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity.

	March 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,521,508	$25,318	$10,056	$2,536,770
Mortgage-backed securities	4,155,135	53,876	21,524	4,187,487
Collateralized mortgage obligations	2,423,466	25,813	4,210	2,445,069
States and political subdivisions	408,115	8,124	197	416,042
Other	17,430	356	19	17,767
Equity securities	498,650	43	—	498,693
Total	$10,024,304	$113,530	$36,006	$10,101,828
Investment securities held to maturity:
Collateralized mortgage obligations	$119,253	$6,320	$4,748	$120,825
Asset-backed securities	35,618	3,240	2,299	36,559
States and political subdivisions	1,148,747	1,586	82,032	1,068,301
Other	69,924	4,120	2,164	71,880
Total	$1,373,542	$15,266	$91,243	$1,297,565

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,312,572	$10,360	$9,390	$2,313,542
Mortgage-backed securities	4,399,706	64,371	40,242	4,423,835
Collateralized mortgage obligations	2,475,115	19,385	5,921	2,488,579
States and political subdivisions	460,569	8,008	1,262	467,315
Other	44,225	238	22	44,441
Equity securities	499,522	41	—	499,563
Total	$10,191,709	$102,403	$56,837	$10,237,275
Investment securities held to maturity:
Collateralized mortgage obligations	$124,051	$5,878	$5,452	$124,477
Asset-backed securities	39,187	3,568	2,011	40,744
States and political subdivisions	1,112,415	2,143	79,246	1,035,312
Other	72,701	4,920	2,191	75,430
Total	$1,348,354	$16,509	$88,900	$1,275,963
In the above table, equity securities include $499 million and $500 million at March 31, 2015 and December 31, 2014, respectively, of FHLB and Federal Reserve stock carried at par.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at March 31, 2015 and December 31, 2014. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$752,519	$8,600	$91,136	$1,456	$843,655	$10,056
Mortgage-backed securities	380,594	1,042	1,701,752	20,482	2,082,346	21,524
Collateralized mortgage obligations	633,205	3,513	91,229	697	724,434	4,210
States and political subdivisions	43,797	197	—	—	43,797	197
Other	—	—	1,103	19	1,103	19
Total	$1,810,115	$13,352	$1,885,220	$22,654	$3,695,335	$36,006

Investment securities held to maturity:
Collateralized mortgage obligations	$23,045	$349	$46,293	$4,399	$69,338	$4,748
Asset-backed securities	—	—	21,297	2,299	21,297	2,299
States and political subdivisions	75,204	4,903	812,731	77,129	887,935	82,032
Other	3,953	2,164	—	—	3,953	2,164
Total	$102,202	$7,416	$880,321	$83,827	$982,523	$91,243

	December 31, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$620,794	$8,220	$37,220	$1,170	$658,014	$9,390
Mortgage-backed securities	308,734	862	1,915,494	39,380	2,224,228	40,242
Collateralized mortgage obligations	714,173	3,829	146,806	2,092	860,979	5,921
States and political subdivisions	—	—	135,825	1,262	135,825	1,262
Other	—	—	1,099	22	1,099	22
Total	$1,643,701	$12,911	$2,236,444	$43,926	$3,880,145	$56,837

Investment securities held to maturity:
Collateralized mortgage obligations	$34,400	$1,099	$27,389	$4,353	$61,789	$5,452
Asset-backed securities	—	—	23,374	2,011	23,374	2,011
States and political subdivisions	21,688	768	817,570	78,478	839,258	79,246
Other	4,061	2,191	—	—	4,061	2,191
Total	$60,149	$4,058	$868,333	$84,842	$928,482	$88,900
As indicated in the previous tables, at March 31, 2015, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either March 31, 2015 or December 31, 2014, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning of period	$21,123	$20,943
Reductions for securities paid off during the period (realized)	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	285	146
Balance at end of period	$21,408	$21,089
For the three months ended March 31, 2015, there was $285 thousand OTTI recognized on held to maturity securities, and for the three months ended March 31, 2014, the Company recognized $146 thousand. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.
The maturities of the securities portfolios are presented in the following table.

March 31, 2015	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$48,475	$48,860
Maturing after one but within five years	688,061	701,812
Maturing after five but within ten years	983,328	997,119
Maturing after ten years	1,227,189	1,222,788
	2,947,053	2,970,579
Mortgage-backed securities and collateralized mortgage obligations	6,578,601	6,632,556
Equity securities	498,650	498,693
Total	$10,024,304	$10,101,828

Investment securities held to maturity:
Maturing within one year	$9,079	$9,092
Maturing after one but within five years	300,029	286,940
Maturing after five but within ten years	182,574	176,641
Maturing after ten years	762,607	704,067
	1,254,289	1,176,740
Collateralized mortgage obligations	119,253	120,825
Total	$1,373,542	$1,297,565

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Gross gains	$32,832	$16,434
Gross losses	—	—
Net realized gains	$32,832	$16,434

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	March 31, 2015	December 31, 2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,448,964	$23,828,537
Real estate – construction	2,325,495	2,154,652
Commercial real estate – mortgage	9,920,583	9,877,206
Total commercial loans	36,695,042	35,860,395
Consumer loans:
Residential real estate – mortgage	14,000,868	13,922,656
Equity lines of credit	2,325,884	2,304,784
Equity loans	635,295	634,968
Credit card	600,030	630,456
Consumer direct	707,251	652,927
Consumer indirect	3,105,533	2,870,408
Total consumer loans	21,374,861	21,016,199
Covered loans	488,560	495,190
Total loans	$58,558,463	$57,371,784
Purchased Impaired Loans
Purchased Impaired Loans are recognized on the Company's Unaudited Condensed Consolidated Balance Sheets within loans, net of recorded discount. The following table presents the unpaid principal balance, discount, allowance for loan losses and carrying value of the Purchased Impaired Loans.

	March 31, 2015	December 31, 2014
	(In Thousands)
Unpaid principal balance	$367,704	$378,913
Discount	(12,287)	(17,341)
Allowance for loan losses	(727)	(2,066)
Carrying value	$354,690	$359,506
An analysis of the accretable yield related to the Purchased Impaired Loans follows.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning of period	$68,785	$105,698
Transfer to nonaccretable difference	(3,417)	(8,162)
Accretion	(8,057)	(16,172)
Other	—	—
Balance at end of period	$57,311	$81,364
The Company had allowance for loan losses of $727 thousand and $2.1 million related to Purchased Impaired Loans at March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015 and 2014, the Company recognized $(907) thousand and $(10.8) million, respectively, of reduction in provision for loan losses attributable to credit improvements subsequent to acquisition of these loans.

Purchased Nonimpaired Loans
At acquisition, Purchased Nonimpaired Loans were determined to have fair value discounts, some of which were related to credit. The portion of the fair value discount not related to credit is being accreted to interest income over the expected remaining life of the loans based on expected cash flows. For the three months ended March 31, 2015 and 2014 approximately $36.6 million and $37.8 million, respectively, of interest income was recognized on these loans. The discount related to credit on the Purchased Nonimpaired Loans is reviewed for adequacy quarterly. If the expected losses exceed the credit discount, an allowance for loan losses is provided. If the expected losses are reduced, the related credit discount is accreted to interest income over the expected remaining life of the loans.
The following table presents the unpaid principal balance, discount, allowance for loan losses, and carrying value of the Purchased Nonimpaired Loans.

	March 31, 2015	December 31, 2014
	(In Thousands)
Unpaid principal balance	$274,581	$294,202
Discount	(57,280)	(88,962)
Allowance for loan losses	(2,115)	(2,283)
Carrying value	$215,186	$202,957

FDIC Indemnification Asset (Liability)
The Company has entered into loss sharing agreements with the FDIC that require the FDIC to reimburse the Bank for losses with respect to covered loans and covered OREO. In addition, the provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019 if the acquired portfolio's credit improves beyond original expectations. Activity associated with the Company's estimate of the potential amount of this payment is included in the table below. The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification asset (liability), which is recorded in accrued expenses and other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets. See Note 7, Commitments, Contingencies and Guarantees, for additional information related to the loss sharing agreements. A summary of the activity in the FDIC indemnification asset (liability) is presented in the following table.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning of period	$(78,025)	$24,315
Increase (decrease) due to credit loss provision (benefit) recorded on FDIC covered loans	(631)	5,061
Amortization and accretion, net	(27,898)	(36,823)
Payments to (reimbursements from) FDIC for covered assets	(908)	6,478
Other	(260)	144
Balance at end of period	$(107,722)	$(825)
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

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	28,352	(185)	(6,439)	20,770	(467)	42,031
Loans charged off	(6,619)	(635)	(6,754)	(24,545)	(873)	(39,426)
Loan recoveries	2,182	1,858	3,513	6,665	—	14,218
Net (charge-offs) recoveries	(4,437)	1,223	(3,241)	(17,880)	(873)	(25,208)
Ending balance	$323,397	$139,271	$144,947	$92,781	$1,468	$701,864
Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Provision (credit) for loan losses	7,501	(4,722)	12,673	16,829	4,985	37,266
Loans charged off	(4,934)	(2,646)	(15,708)	(21,704)	(216)	(45,208)
Loan recoveries	4,985	1,538	2,694	5,329	342	14,888
Net (charge-offs) recoveries	51	(1,108)	(13,014)	(16,375)	126	(30,320)
Ending balance	$299,879	$153,130	$155,234	$91,357	$8,065	$707,665

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
March 31, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$13,510	$6,742	$39,023	$1,596	$—	$60,871
Collectively evaluated for impairment	308,826	132,529	105,924	90,872	—	638,151
Purchased impaired	—	—	—	—	727	727
Purchased nonimpaired	1,061	—	—	313	741	2,115
Total allowance for loan losses	$323,397	$139,271	$144,947	$92,781	$1,468	$701,864
Loans:
Ending balance of loans:
Individually evaluated for impairment	$81,606	$92,480	$190,447	$3,004	$—	$367,537
Collectively evaluated for impairment	24,328,772	12,114,814	16,770,610	4,404,012	—	57,618,208
Purchased impaired	—	—	—	—	355,417	355,417
Purchased nonimpaired	38,586	38,784	990	5,798	133,143	217,301
Total loans	$24,448,964	$12,246,078	$16,962,047	$4,412,814	$488,560	$58,558,463

December 31, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$11,158	$8,466	$42,277	$1,532	$—	$63,433
Collectively evaluated for impairment	287,105	129,767	112,350	88,037	—	617,259
Purchased impaired	—	—	—	—	2,066	2,066
Purchased nonimpaired	1,219	—	—	322	742	2,283
Total allowance for loan losses	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Loans:
Ending balance of loans:
Individually evaluated for impairment	$48,173	$105,608	$195,462	$1,827	$—	$351,070
Collectively evaluated for impairment	23,745,149	11,896,943	16,665,930	4,145,880	—	56,453,902
Purchased impaired	—	—	—	—	361,572	361,572
Purchased nonimpaired	35,215	29,307	1,016	6,084	133,618	205,240
Total loans	$23,828,537	$12,031,858	$16,862,408	$4,153,791	$495,190	$57,371,784

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	March 31, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$6,377	$13,575	$—	$75,229	$79,360	$13,510
Real estate – construction	3,492	4,006	—	2,580	2,625	793
Commercial real estate – mortgage	22,240	23,210	—	64,168	68,690	5,949
Residential real estate – mortgage	6,886	6,886	—	105,079	105,162	7,188
Equity lines of credit	—	—	—	26,718	27,124	23,675
Equity loans	—	—	—	51,764	52,225	8,160
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	1,383	1,383	77
Consumer indirect	—	—	—	1,621	1,621	1,519
Total loans	$38,995	$47,677	$—	$328,542	$338,190	$60,871

	December 31, 2014
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$48,173	$61,552	$11,158
Real estate – construction	3,492	4,006	—	2,686	2,731	872
Commercial real estate – mortgage	22,822	23,781	—	76,608	82,005	7,594
Residential real estate – mortgage	8,795	8,795	—	107,223	107,306	9,236
Equity lines of credit	—	—	—	25,743	26,124	23,394
Equity loans	—	—	—	53,701	54,038	9,647
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	337	337	42
Consumer indirect	—	—	—	1,490	1,490	1,490
Total loans	$35,109	$36,582	$—	$315,961	$335,583	$63,433

The following table presents information on individually evaluated impaired loans, by loan class.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$64,881	$339	$126,821	$245
Real estate – construction	6,115	39	10,120	63
Commercial real estate – mortgage	88,178	580	141,347	942
Residential real estate – mortgage	113,926	695	114,965	719
Equity lines of credit	26,658	283	23,403	250
Equity loans	52,435	404	55,027	425
Credit card	—	—	—	—
Consumer direct	680	6	158	1
Consumer indirect	1,544	—	1,265	1
Total loans	$354,417	$2,346	$473,106	$2,646
The tables above do not include Purchased Impaired Loans, Purchased Nonimpaired Loans or loans held for sale. At March 31, 2015, there were $1.9 million and $4.7 million of recorded investment and unpaid principal balance, respectively, on Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually evaluated for impairment. There was no allowance for loan losses recorded on these loans. At December 31, 2014, there were $1.3 million and $4.7 million of recorded investment and unpaid principal balance, respectively, on Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually evaluated for impairment. There was no allowance for loan losses recorded on these loans. Purchased Nonimpaired Loans are not included in the tables above as they are evaluated collectively on a pool basis and not on an individual basis.
Detailed information on the Company's allowance for loan losses methodology and the Company's impaired loan policy are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.
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

	Commercial
	March 31, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$23,899,964	$2,250,178	$9,578,494
Special Mention	285,158	62,033	194,696
Substandard	222,535	13,261	130,061
Doubtful	41,307	23	17,332
	$24,448,964	$2,325,495	$9,920,583

	December 31, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$23,380,541	$2,098,994	$9,514,917
Special Mention	280,934	42,176	210,337
Substandard	128,251	13,458	129,435
Doubtful	38,811	24	22,517
	$23,828,537	$2,154,652	$9,877,206

	Consumer
	March 31, 2015
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,890,173	$2,289,292	$616,266	$591,412	$702,815	$3,098,855
Nonperforming	110,695	36,592	19,029	8,618	4,436	6,678
	$14,000,868	$2,325,884	$635,295	$600,030	$707,251	$3,105,533

	December 31, 2014
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,810,857	$2,269,231	$614,064	$621,015	$649,832	$2,865,013
Nonperforming	111,799	35,553	20,904	9,441	3,095	5,395
	$13,922,656	$2,304,784	$634,968	$630,456	$652,927	$2,870,408

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$7,940	$3,981	$2,901	$95,318	$9,632	$119,772	$24,329,192	$24,448,964
Real estate – construction	5,275	450	392	7,781	2,237	16,135	2,309,360	2,325,495
Commercial real estate – mortgage	6,346	3,629	2,542	87,931	35,292	135,740	9,784,843	9,920,583
Residential real estate – mortgage	45,893	17,007	3,195	107,051	70,299	243,445	13,757,423	14,000,868
Equity lines of credit	10,615	4,602	1,995	34,597	—	51,809	2,274,075	2,325,884
Equity loans	5,387	1,728	703	18,313	40,432	66,563	568,732	635,295
Credit card	5,004	3,441	8,618	—	—	17,063	582,967	600,030
Consumer direct	7,545	2,406	2,426	2,010	180	14,567	692,684	707,251
Consumer indirect	34,444	6,726	2,576	4,102	—	47,848	3,057,685	3,105,533
Covered loans	6,582	3,872	45,402	179	—	56,035	432,525	488,560
Total loans	$135,031	$47,842	$70,750	$357,282	$158,072	$768,977	$57,789,486	$58,558,463

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$10,829	$5,765	$1,610	$61,157	$10,127	$89,488	$23,739,049	$23,828,537
Real estate – construction	1,954	994	477	7,964	2,112	13,501	2,141,151	2,154,652
Commercial real estate – mortgage	9,813	4,808	628	89,736	39,841	144,826	9,732,380	9,877,206
Residential real estate – mortgage	45,279	16,510	2,598	108,357	69,408	242,152	13,680,504	13,922,656
Equity lines of credit	9,929	4,395	2,679	32,874	—	49,877	2,254,907	2,304,784
Equity loans	6,357	3,268	997	19,029	41,197	70,848	564,120	634,968
Credit card	5,692	3,921	9,441	—	—	19,054	611,402	630,456
Consumer direct	9,542	1,826	2,296	799	298	14,761	638,166	652,927
Consumer indirect	35,366	7,935	2,771	2,624	—	48,696	2,821,712	2,870,408
Covered loans	6,678	4,618	47,957	114	—	59,367	435,823	495,190
Total loans	$141,439	$54,040	$71,454	$322,654	$162,983	$752,570	$56,619,214	$57,371,784
Policies related to the Company's nonaccrual and past due loans are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale.

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$20	$35	$—	$1,620	$1,675	$9,577	$11,252
Real estate – construction	—	—	—	142	142	2,237	2,379
Commercial real estate – mortgage	—	—	358	6,226	6,584	34,934	41,518
Residential real estate – mortgage	1,366	658	449	29,087	31,560	67,826	99,386
Equity lines of credit	—	—	—	25,518	25,518	—	25,518
Equity loans	1,662	975	13	11,328	13,978	37,782	51,760
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	34	34	180	214
Consumer indirect	—	—	—	1,621	1,621	—	1,621
Covered loans	—	—	—	8	8	—	8
Total loans	$3,048	$1,668	$820	$75,584	$81,120	$152,536	$233,656

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$11	$—	$—	$2,052	$2,063	$10,116	$12,179
Real estate – construction	—	—	—	200	200	2,112	2,312
Commercial real estate – mortgage	371	536	—	7,068	7,975	38,934	46,909
Residential real estate – mortgage	2,440	2,688	844	32,518	38,490	63,436	101,926
Equity lines of credit	—	—	—	24,519	24,519	—	24,519
Equity loans	2,182	1,124	878	12,504	16,688	37,013	53,701
Credit card	—	—	—	—	—	—	—
Consumer direct	105	—	—	40	145	193	338
Consumer indirect	—	—	—	1,490	1,490	—	1,490
Covered loans	—	—	—	17	17	—	17
Total loans	$5,109	$4,348	$1,722	$80,408	$91,587	$151,804	$243,391
At March 31, 2015 and December 31, 2014, there were no loans held for sale classified as TDRs.
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended March 31, 2015, $300 thousand of TDR modifications included an interest rate concession and $4.5 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2014, $2.4 million of TDR modifications included an interest rate concession and $7.0 million of TDR modifications resulted from modifications to the loan’s structure.

The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	1	$75	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	6	3,930
Residential real estate – mortgage	11	1,740	10	994
Equity lines of credit	31	1,913	49	2,302
Equity loans	14	718	18	1,987
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	22	379	18	202
Covered loans	1	5	—	—
For the three months ended March 31, 2015 and 2014, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	178	—	—
Residential real estate – mortgage	4	647	—	—
Equity lines of credit	—	—	3	275
Equity loans	2	161	1	63
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	1	18	—	—
Covered loans	—	—	—	—
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

At March 31, 2015 and December 31, 2014, there were $1.0 million and $1.1 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned totaled $18 million and $21 million at March 31, 2015 and December 31, 2014, respectively. Other real estate owned included $11 million of foreclosed residential real estate properties at both March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, there were $34 million and $26 million of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $198 million and $155 million at March 31, 2015 and December 31, 2014, respectively, and were comprised entirely of residential real estate - mortgage loans.
There were no loans transferred from the held for investment portfolio to the loans held for sale portfolio during the three months ended March 31, 2015 and 2014. There were no material sales of loans and loans held for sale, excluding loans originated for sale in the secondary market, during the three months ended March 31, 2015. The Company sold loans and loans held for sale with a recorded balance of $62 million, excluding loans originated for sale in the secondary market, during the three months ended March 31, 2014.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $245 million and $188 million for the three months ended March 31, 2015 and 2014, respectively. The Company recognized net gains of $10.6 million and $4.1 million on the sale of residential real estate mortgage loans originated for sale during the three months ended March 31, 2015 and 2014, respectively. These gains were recorded in mortgage banking income in the Company’s Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During the three months ended March 31, 2015 and 2014, the Company sold $245 million and $188 million, respectively, of residential real estate mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of borrowers to pay when due. Residential real estate mortgage loans sold where the Company retained servicing totaled $3.5 billion and $3.3 billion, respectively, at March 31, 2015 and December 31, 2014. These loans are not included in loans on the Company’s Unaudited Condensed Consolidated Balance Sheets.
In connection with residential real estate mortgage loans sold with retained servicing, the Company receives servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $4.8 million and $3.6 million during the three months ended March 31, 2015 and 2014, respectively, as a component of other noninterest income in the Company’s Unaudited Condensed Consolidated Statements of Income. At both March 31, 2015 and December 31, 2014, the Company had recorded $35 million of MSRs, under the fair value method in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Carrying value, at beginning of period	$35,488	$30,065
Additions	2,759	2,083
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(2,592)	291
Due to other changes in fair value (1)	(442)	(611)
Carrying value, at end of period	$35,213	$31,828

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At March 31, 2015 and December 31, 2014, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Fair value of MSRs	$35,213	$35,488
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.0%	96.1%
Adjustable rate mortgage loans	4.0	3.9
Total	100.0%	100.0%
Weighted average life (in years)	6.0	6.2
Prepayment speed:	11.2%	10.6%
Effect on fair value of a 10% increase	$(1,407)	$(1,220)
Effect on fair value of a 20% increase	(2,712)	(2,375)
Weighted average discount rate:	10.1%	10.1%
Effect on fair value of a 10% increase	$(1,298)	$(1,291)
Effect on fair value of a 20% increase	(2,508)	(2,492)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one assumption may result in changes in another, which may magnify or counteract the effect of the change.

(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on the Company's accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	March 31, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$1,423,950	$79,818	$—	$1,423,950	$69,700	$—
Total fair value hedges		79,818	—		69,700	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	1,800,000	5,807	—	1,100,000	1,793	1,023
Swaps related to FHLB advances	320,000	—	14,871	320,000	—	13,474
Total cash flow hedges		5,807	14,871		1,793	14,497
Total derivatives designated as hedging instruments		$85,625	$14,871		$71,493	$14,497

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward and option contracts related to held for sale mortgages	$321,000	$73	$2,031	$189,000	$18	$1,576
Equity contracts:
Purchased equity option related to equity-linked CDs	846,272	70,199	—	821,849	76,487	—
Swap associated with sale of Visa, Inc. Class B shares	57,267	—	1,432	57,393	—	1,435
Foreign exchange contracts:
Forwards related to commercial loans	562,373	8,826	870	602,066	5,529	612
Spots related to commercial loans	57,968	131	59	74,940	41	80
Futures contracts (3)	683,000	—	—	342,000	—	—
Interest rate lock commitments	294,685	4,988	1	180,822	2,319	1
Written equity option related to equity-linked CDs	815,904	—	67,959	795,467	—	74,319
Trading account assets and liabilities:
Interest rate contracts for customers	20,758,720	369,042	310,602	18,678,390	296,239	236,763
Commodity contracts for customers	235,099	21,568	21,471	264,491	25,569	25,448
Foreign exchange contracts for customers	508,321	14,607	13,883	425,123	8,268	7,527
Total trading account assets and liabilities		405,217	345,956		330,076	269,738
Total free-standing derivative instruments not designated as hedging instruments		$489,434	$418,308		$414,470	$347,761

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
The Company recognized no gains or losses for the three months ended March 31, 2015 and 2014 related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2015, the fair value hedges had a weighted average expected remaining term of 3.8 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2015	2014
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$10,118	$(935)
Hedged long term debt	Interest on FHLB and other borrowings	(9,413)	1,809
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	9,566	5,265
There were no material fair value hedging gains and losses recognized because of hedge ineffectiveness for the three months ended March 31, 2015 and 2014.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three months ended March 31, 2015 and 2014. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2015 and 2014.
At March 31, 2015, cash flow hedges not terminated had a net fair value of $(9.1) million and a weighted average life of 2.2 years. Based on the current interest rate environment, $835 thousand of gains are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 6.3 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$2,059	$807
Amount reclassified from accumulated other comprehensive income into net interest income	1,047	(1,163)
Amount of ineffectiveness recognized in net interest income	—	—
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
Interest rate lock commitments issued on residential mortgage loan commitments to be held for resale are also considered free-standing derivative instruments, and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
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

The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income from free-standing derivative instruments not designated as hedging instruments are summarized in the following table.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2015	2014
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	47	(76)
Option contracts related to mortgage servicing rights	Mortgage banking income	(195)	—
Interest rate contracts:
Forward and option contracts related to residential mortgage loans held for sale	Mortgage banking income	(400)	(1,554)
Interest rate lock commitments	Mortgage banking income	2,669	792
Interest rate contracts for customers	Corporate and correspondent investment sales	4,639	5,118
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	14	8
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(6,288)	3,778
Written equity option related to equity-linked CDs	Other expense	6,360	(3,679)
Foreign currency contracts:
Forward contracts related to commercial loans	Other income	46,567	(5,487)
Spot contracts related to commercial loans	Other income	(6,895)	880
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	380	193
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2015, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $405 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $2 thousand and $1 thousand in credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at March 31, 2015 have credit risk of $95 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2015 and December 31, 2014, the Company had recorded the right to reclaim cash collateral of $54 million and $46 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $56 million and $62 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2015 was $71 million for which the Company has collateral requirements of $67 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on March 31, 2015, the Company’s collateral requirements to its counterparties would have increased by $4 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2014 was $65 million for which the Company had collateral requirements of $62 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2014, the Company’s collateral requirements to its counterparties would have increased by $4 million.
(6) Assets and Liabilities Subject to Enforceable Master Netting Arrangements
Derivatives
In conjunction with the derivative and hedging activity discussed in Note 5, Derivatives and Hedging, the Company is party to master netting arrangements with its financial institution counterparties for some of its derivative and hedging activities. The Company does not offset assets and liabilities under these master netting arrangements for financial statement presentation purposes. The master netting arrangements provide for single net settlement of all derivative instrument arrangements, as well as collateral, in the event of default, or termination of, any one contract with the respective counterparties. Cash collateral is usually posted by the counterparty with a net liability position in accordance with contract thresholds.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities.
At March 31, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $3.4 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.2 billion. At December 31, 2014, the fair value of collateral received related to securities purchased under agreements to resell was $2.6 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $2.5 billion.

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

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2015
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,497,408	$3,223,019	$274,389	$274,389	$—	$—

Derivative financial assets:
Subject to a master netting arrangement	$245,285	$—	$245,285	$—	$49,064	$196,221
Not subject to a master netting arrangement	329,774	—	329,774	—	—	329,774
Total derivative financial assets	$575,059	$—	$575,059	$—	$49,064	$525,995

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,250,397	$3,223,019	$27,378	$27,378	$—	$—

Derivative financial liabilities:
Subject to a master netting arrangement	$335,349	$—	$335,349	$27,453	$55,574	$252,322
Not subject to a master netting arrangement	97,830	—	97,830	—	—	97,830
Total derivative financial liabilities	$433,179	$—	$433,179	$27,453	$55,574	$350,152

December 31, 2014
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,100,200	$2,533,661	$566,539	$566,539	$—	$—

Derivative financial assets:
Subject to a master netting arrangement	$225,227	$—	$225,227	$—	$58,309	$166,918
Not subject to a master netting arrangement	260,736	—	260,736	—	—	260,736
Total derivative financial assets	$485,963	$—	$485,963	$—	$58,309	$427,654

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,969,345	$2,533,661	$435,684	$435,684	$—	$—

Derivative financial liabilities:
Subject to a master netting arrangement	$259,018	$—	$259,018	$29,677	$44,163	$185,178
Not subject to a master netting arrangement	103,240	—	103,240	—	—	103,240
Total derivative financial liabilities	$362,258	$—	$362,258	$29,677	$44,163	$288,418

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	March 31, 2015	December 31, 2014
	(In Thousands)
Commitments to extend credit	$28,348,272	$28,369,666
Standby and commercial letters of credit	1,695,974	1,871,323
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At March 31, 2015 and December 31, 2014, the recorded amount of these deferred fees was $6.5 million and $5.2 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2015, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.7 billion. At March 31, 2015 and December 31, 2014, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $93 million and $94 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both March 31, 2015 and December 31, 2014, the amount of potential recourse was $20 million, of which the Company had reserved $716 thousand and $655 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At March 31, 2015 and December 31, 2014, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At both March 31, 2015 and December 31, 2014, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $145 million. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC. See Note 3, Loans and Allowance for Loan Losses, for additional information.
Legal and Regulatory Proceedings
In the ordinary course of business, the Company is subject to legal proceedings, including claims, litigation, investigations and administrative proceedings, all of which are considered incidental to the normal conduct of business. The Company believes it has substantial defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to continue to defend itself vigorously against such claims.
Set forth below are descriptions of certain of the Company’s legal proceedings:
In May 2013, the Company was named as a counterclaim defendant in a lawsuit filed in the United States District Court for the Southern District of California, BBVA Compass v. Morris Cerullo World Evangelism, wherein the counterclaim plaintiff alleges the Company wrongfully failed to honor a standby letter of credit in the amount of $5.2 million. The counterclaim plaintiff seeks $5.2 million, plus other, unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In February 2015, the Company was named as a defendant in a lawsuit filed in the Superior Court for the State of California, Count of San Diego, Morris Cerullo World Evangelism v. BBVA Compass and Jack Wilkinson, wherein the plaintiff alleges the Company wrongfully failed to honor a standby letter of credit in the amount of $5.2 million. The plaintiff's allegations in this lawsuit are virtually identical to its allegations in the earlier filed federal court lawsuit. As in that lawsuit, the plaintiff seeks $5.2 million, plus other, unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In June 2013, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Intellectual Ventures II, LLC v. BBVA Compass Bancshares, Inc. and BBVA Compass, wherein the plaintiff alleges the Company is infringing five patents owned by the plaintiff and related to the security infrastructure for the Company's online banking services. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In March 2014, the Company was named as a defendant in a lawsuit filed in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida, Jack C. Demetree, et al. v. BBVA Compass, wherein the plaintiffs allege that their accountant stole approximately $17.1 million through unauthorized transactions on their accounts from 2009 to 2013, and that BBVA Compass enabled the theft. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In November 2014, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Western District of Texas, Maxim Integrated Products v. Compass Bank, wherein the plaintiff alleges the Company is infringing three patents owned by the plaintiff and related to data encryption for the

Company’s mobile banking applications. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
The Company (including the Bank) is or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding the Company’s business. Such matters could develop into administrative, civil, or criminal proceeding or enforcement actions and may result in material adverse consequences, including without limitation adverse judgments, settlements, fines, penalties, orders, injunctions, alterations in the Company’s business practices or other actions, and could result in additional expenses and collateral costs, including reputational damage, which could have a material adverse impact on the Company’s business, consolidated financial position, results of operations or cash flows.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At March 31, 2015, the Company had accrued legal reserves in the amount of $15 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” At March 31, 2015, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.

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

(8) Fair Value of Financial Instruments
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
At both March 31, 2015 and December 31, 2014, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains of $548 thousand and $690 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2015 and 2014, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(400) thousand and $(1.6) million for the three months ended March 31, 2015 and 2014, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2015
Residential mortgage loans held for sale	$198,488	$191,687	$6,801
December 31, 2014
Residential mortgage loans held for sale	$154,816	$148,564	$6,252
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,267,024	$3,267,024	$—	$—
State and political subdivisions	1,030	—	1,030	—
Other debt securities	3,972	—	3,972	—
Other equity securities	166	—	166	—
Interest rate contracts	369,042	—	369,042	—
Commodity contracts	21,568	—	21,568	—
Foreign exchange contracts	14,607	—	14,607	—
Other trading assets	3,018	—	1,582	1,436
Total trading account assets	3,680,427	3,267,024	411,967	1,436
Loans held for sale	198,488	—	198,488	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,536,770	1,367,699	1,169,071	—
Mortgage-backed securities	4,187,487	—	4,187,487	—
Collateralized mortgage obligations	2,445,069	—	2,445,069	—
States and political subdivisions	416,042	—	416,042	—
Other debt securities	17,767	17,767	—	—
Equity securities (1)	126	46	—	80
Total investment securities available for sale	9,603,261	1,385,512	8,217,669	80
Derivative assets:
Interest rate contracts	90,686	—	85,698	4,988
Equity contracts	70,199	—	70,199	—
Foreign exchange contracts	8,957	—	8,957	—
Total derivative assets	169,842	—	164,854	4,988
Other assets	35,213	—	—	35,213
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$3,368,354	$3,368,354	$—	$—
Interest rate contracts	310,602	—	310,602	—
Commodity contracts	21,471	—	21,471	—
Foreign exchange contracts	13,883	—	13,883	—
Other debt securities	7,756	—	7,756	—
Other trading liabilities	1,584	—	1,584	—
Total trading account liabilities	3,723,650	3,368,354	355,296	—
Derivative liabilities:
Interest rate contracts	16,903	—	16,902	1
Equity contracts	67,959	—	67,959	—
Foreign exchange contracts	929	—	929	—
Total derivative liabilities	85,791	—	85,790	1

(1)	Excludes $499 million of FHLB and Federal Reserve stock required to be owned by the Company at March 31, 2015. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three months ended March 31, 2015 and 2014. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2014	$1,645	$6	$890	$30,065
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	47	—	792	(320)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	2,083
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, March 31, 2014	$1,692	$6	$1,682	$31,828
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2014	$47	$—	$792	$(320)

Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(154)	—	2,669	(3,034)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	76	—	—
Issuances	—	—	—	2,759
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, March 31, 2015	$1,436	$80	$4,987	$35,213
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2015	$(154)	$—	$2,669	$(3,034)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three months ended March 31, 2015 and 2014 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,205	$—	$—	$3,205	$(285)
Impaired loans (1)	132,336	—	—	132,336	(3,304)
OREO	17,764	—	—	17,764	(1,259)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,462	$—	$—	$3,462	$(146)
Impaired loans (1)	169,546	—	—	169,546	(4,344)
OREO	25,817	—	—	25,817	577

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2015	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,436	Discounted cash flow	Default rate	8.9%
			Prepayment rate	5.4% - 9.8% (7.3%)
Interest rate contracts	4,987	Discounted cash flow	Closing ratios (pull-through)	6.4% - 98.7% (59.6%)
			Cap grids	0.3% - 2.5% (1.1%)
Other assets - MSRs	35,213	Discounted cash flow	Discount rate	10.0% - 11.0% (10.1%)
			Constant prepayment rate or life speed	6.1% - 49.5% (11.2%)
			Cost to service	$57 - $566 ($67)
Nonrecurring fair value measurements:
Investment securities held to maturity	$3,205	Discounted cash flow	Prepayment rate	9.6%
			Default rate	7.5%
			Loss severity	61.2%
Impaired loans	132,336	Appraised value	Appraised value	0.0% - 100.0% (26.8%)
OREO	17,764	Appraised value	Appraised value	8.0%
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,964,357	$3,964,357	$3,964,357	$—	$—
Investment securities held to maturity	1,373,542	1,297,565	—	—	1,297,565
Loans, net	57,856,599	55,263,025	—	—	55,263,025
Liabilities:
Deposits	$62,900,681	$63,012,674	$—	$63,012,674	$—
FHLB and other borrowings	4,919,141	4,925,458	—	4,925,458	—
Federal funds purchased and securities sold under agreements to repurchase	909,683	909,683	—	909,683	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,388,405	$3,388,405	$3,388,405	$—	$—
Investment securities held to maturity	1,348,354	1,275,963	—	—	1,275,963
Loans, net	56,686,743	54,551,442	—	—	54,551,442
Liabilities:
Deposits	$61,189,716	$61,263,812	$—	$61,263,812	$—
FHLB and other borrowings	4,809,843	4,786,152	—	4,786,152	—
Federal funds purchased and securities sold under agreements to repurchase	1,129,503	1,129,503	—	1,129,503	—
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
Federal funds purchased and securities sold under agreements to repurchase: The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate fair value. They are therefore considered a Level 2 measurement.
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
(9) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income (loss).

	Three Months Ended March 31,
	2015			2014
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$64,790	$28,202	$36,588	$40,962	$14,722	$26,240
Less: reclassification adjustment for net gains on sale of securities in net income	32,832	14,292	18,540	16,434	5,908	10,526
Net change in unrealized gains on securities available for sale	31,958	13,910	18,048	24,528	8,814	15,714
Change in unamortized net holding losses on investment securities held to maturity	3,142	1,368	1,774	4,774	1,716	3,058
Less: non-credit related impairment on investment securities held to maturity	87	38	49	235	84	151
Change in unamortized non-credit related impairment on investment securities held to maturity	276	120	156	385	139	246
Net change in unamortized holding losses on securities held to maturity	3,331	1,450	1,881	4,924	1,771	3,153
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	3,646	1,587	2,059	(1,261)	(454)	(807)
Change in defined benefit plans	2,716	1,001	1,715	(2,672)	(1,001)	(1,671)
Other comprehensive income	$41,651	$17,948	$23,703	$25,519	$9,130	$16,389

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss) before reclassifications	26,240	(1,553)	—	(151)	24,536
Amounts reclassified from accumulated other comprehensive income (loss)	(7,468)	746	(1,671)	246	(8,147)
Net current period other comprehensive income (loss)	18,772	(807)	(1,671)	95	16,389
Balance, March 31, 2014	$(12,718)	$(6,096)	$(43,592)	$(9,141)	$(71,547)

Balance, January 1, 2015	$4,469	$(7,189)	$(41,121)	$(7,516)	$(51,357)
Other comprehensive income (loss) before reclassifications	36,588	2,650	—	(49)	39,189
Amounts reclassified from accumulated other comprehensive income (loss)	(16,766)	(591)	1,715	156	(15,486)
Net current period other comprehensive income	19,822	2,059	1,715	107	23,703
Balance, March 31, 2015	$24,291	$(5,130)	$(39,406)	$(7,409)	$(27,654)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)		Condensed Consolidated Statement of Income Caption
	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Unrealized Gains on Securities Available for Sale and Transferred to Held to Maturity	$32,832	$16,434	Investment securities gains, net
	(3,142)	(4,774)	Interest on investment securities held to maturity
	29,690	11,660
	(12,924)	(4,192)	Income tax expense
	$16,766	$7,468	Net of tax

Accumulated (Gains) Losses on Cash Flow Hedging Instruments	$2,813	$612	Interest and fees on loans
	(1,766)	(1,775)	Interest and fees on FHLB advances
	1,047	(1,163)
	(456)	417	Income tax (expense) benefit
	$591	$(746)	Net of tax

Defined Benefit Plan Adjustment	$(2,716)	$2,672	(2)
	1,001	(1,001)	Income tax (expense) benefit
	$(1,715)	$1,671	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(276)	$(385)	Interest on investment securities held to maturity
	120	139	Income tax benefit
	$(156)	$(246)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2014, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$90,984	$55,675
Net income taxes paid (refunded)	2,212	(708)
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$2,718	$8,920
Change in unrealized gain (loss) on available for sale securities	31,958	24,528
Issuance of restricted stock, net of cancellations	458	(547)
Business combinations:
Assets acquired	—	116,152
Liabilities assumed	—	18,329

(11) Segment Information
The Company’s operating segments are based on the Company’s organizational structure. Each segment reflects the manner in which financial information is evaluated by management. The operating segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company operates primarily in the United States, and, accordingly, revenue and assets outside the United States are not material. There are no individual customers whose revenues exceeded 10% of consolidated revenue.

During the first quarter of 2015, the Company reorganized its internal management structure and, accordingly, its segment reporting structure. As a result of this reorganization, the Wealth and Retail and Commercial operating segments were combined into one operating segment, Consumer and Commercial Banking. Prior periods' information has been restated to conform to the current periods' presentation. The Company's operating segments now consist of Consumer and Commercial Banking, Corporate and Investment Banking, and Treasury.

The Consumer and Commercial Banking segment serves both the Company’s consumer customers through its full-service banking centers, private client offices throughout the U.S., and through the use of alternative delivery channels such as the internet, mobile devices and telephone banking. It also serves its commercial customers through its full array of banking and investment services to businesses in the Company’s markets. The Consumer and Commercial Banking segment provides individuals with comprehensive products and services including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The segment also provides private banking and wealth management services to high net worth individuals, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. In addition to traditional credit and deposit products, the Consumer and Commercial Banking segment also supports its commercial customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and insurance and interest rate protection and investment products. The Consumer and Commercial Banking segment is additionally responsible for the Company's small business customers and indirect automobile portfolio.
The Corporate and Investment Banking segment is responsible for providing a full array of banking and investment services to corporate and institutional clients. In addition to traditional credit and deposit products, the Corporate and Investment Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, foreign-exchange and international services, and interest rate protection and investment products.
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

The following tables present the segment information for the Company’s segments.

	Three Months Ended March 31, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$482,365	$39,932	$18,382	$(31,650)	$509,029
Allocated provision for loan losses	30,294	11,025	—	712	42,031
Noninterest income	176,317	49,487	33,856	(10,390)	249,270
Noninterest expense	424,608	40,186	5,097	52,828	522,719
Net income (loss) before income tax expense (benefit)	203,780	38,208	47,141	(95,580)	193,549
Income tax expense (benefit)	71,323	13,373	16,500	(49,414)	51,782
Net income (loss)	132,457	24,835	30,641	(46,166)	141,767
Less: net income attributable to noncontrolling interests	228	—	429	—	657
Net income (loss) attributable to shareholder	$132,229	$24,835	$30,212	$(46,166)	$141,110
Average assets	$52,605,892	$11,833,948	$13,572,927	$7,074,388	$85,087,155

	Three Months Ended March 31, 2014
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$453,867	$32,077	$4,625	$4,730	$495,299
Allocated provision for loan losses	36,621	1,010	—	(365)	37,266
Noninterest income	174,257	47,235	22,013	(24,177)	219,328
Noninterest expense	429,925	31,214	3,640	54,088	518,867
Net income (loss) before income tax expense (benefit)	161,578	47,088	22,998	(73,170)	158,494
Income tax expense (benefit)	60,188	17,540	8,567	(42,728)	43,567
Net income (loss)	101,390	29,548	14,431	(30,442)	114,927
Less: net income attributable to noncontrolling interests	17	—	436	—	453
Net income (loss) attributable to shareholder	$101,373	$29,548	$13,995	$(30,442)	$114,474
Average assets	$47,781,589	$6,418,599	$12,334,277	$6,824,679	$73,359,144
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
Funds transfer pricing was used in the determination of net interest income earned primarily on loans and deposits. The method employed for funds transfer pricing is a matched funding concept whereby lines of business which are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. Costs for centrally managed operations are generally allocated to the lines of business based on the utilization of services provided or other appropriate indicators. Capital is allocated to the lines of business based upon the underlying risks in each business taking into account economic and regulatory capital standards.

The development and application of these methodologies is a dynamic process. Accordingly, prior period financials have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2014 segment information has been revised to conform to the 2015 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable to those presented by other financial institutions.
(12) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2015 and 2014.
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

	March 31, 2015	December 31, 2014
	(In Thousands)
Derivative contracts:
Cash flow hedges	$1,164	$1,693
Free-standing derivatives not designated as hedging instruments	(10,055)	9,512
Securities Purchased Under Agreements to Resell/ Securities Sold Under Agreements to Repurchase
The Company enters into agreements with BBVA as the counterparty under which it purchases/sells securities subject to an obligation to resell/repurchase the same or similar securities. The following represents the amount of securities purchased under agreement to resell and securities sold under agreement to repurchase where BBVA is the counterparty.

	March 31, 2015	December 31, 2014
	(In Thousands)
Securities purchased under agreements to resell	$—	$97,970
Securities sold under agreements to repurchase	212	435,684

Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At March 31, 2015 and December 31, 2014, there were no amounts outstanding under either of these agreements.

(13) Subsequent Events
On April 10, 2015, the Bank closed the sale of $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025. The notes were offered in connection with a Global Bank Note Program under which the Bank may from time to time issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) income taxes and (4) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, included herein.
Executive Overview
General
Notable accomplishments for the Company during the three months ended March 31, 2015 included the following:

•	Balance sheet growth remained strong as total assets were $85.5 billion at March 31, 2015, an increase of 2.8% from December 31, 2014.

•	Total loans at March 31, 2015 were $58.6 billion, up 2.1% from December 31, 2014.

•
Nonperforming assets ratio of 0.77% remained at historically low levels at March 31, 2015. Net charge-offs were 0.17% of average loans for the three months ended March 31, 2015 compared to 0.24% of average loans for the three months ended March 31, 2014.

•	Total deposits increased 2.8% from December 31, 2014 to $62.9 billion at March 31, 2015 driven by increases in low-cost interest bearing accounts and increases in noninterest bearing deposits.

•	The Company was informed that the Federal Reserve Board did not object to the Company's 2015 capital plan.
Financial Performance
Consolidated net income attributable to shareholder for the three months ended March 31, 2015 was $141.1 million compared to $114.5 million earned during the three months ended March 31, 2014. The increase in net income attributable to shareholder was primarily due to an increase in noninterest income as well as an increase net interest income, offset in part by increases in provision for loan losses, noninterest expense and income tax expense.
Net interest income totaled $509.0 million for the three months ended March 31, 2015 compared to $495.3 million for the three months ended March 31, 2014. The net interest margin for the three months ended March 31, 2015 was 2.91%, a decline of 43 basis points compared to 3.34% for the three months ended March 31, 2014. The decrease in net interest margin for the three months ended March 31, 2015 was driven by lower yields on earning assets, particularly yields on covered loans.
The provision for loan losses was $42.0 million for the three months ended March 31, 2015, which represented an increase of $4.8 million compared to the three months ended March 31, 2014. The increase in provision for loan losses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to loan growth during 2015. Net charge-offs for the three months ended March 31, 2015 totaled $25.2 million which represented a $5.1 million decrease compared to $30.3 million for the three months ended March 31, 2014.

Noninterest income was $249.3 million, an increase of $29.9 million compared to the three months ended March 31, 2014. The increase in noninterest income was largely attributable to a $16.4 million increase in investment securities gains as well as an increase in investment banking and advisory fees of $8.1 million.
Noninterest expense was $522.7 million for the three months ended March 31, 2015, an increase of $3.9 million compared to the three months ended March 31, 2014. The higher level of noninterest expense was primarily attributable to a $4.4 million increase in equipment expense and a $6.8 million increase in other noninterest expense primarily due to a $2.9 million increase in FDIC insurance expense and a $1.6 million increase in marketing expense. These increases were partially offset by a $3.3 million decrease in salaries, benefits and commissions and $2.8 million decrease in FDIC indemnification expense.
Income tax expense was $51.8 million for the three months ended March 31, 2015 compared to $43.6 million for the three months ended March 31, 2014. This resulted in an effective tax rate of 26.8% for 2015 and 27.5% for 2014. The decrease in the effective tax rate for the three months ended March 31, 2015 was primarily driven by an increase in tax exempt income as a proportion of net income before income tax expense in 2015.
The Company's total assets at March 31, 2015 were $85.5 billion, an increase of $2.3 billion from December 31, 2014 levels. Total loans, excluding loans held for sale, were $58.6 billion at March 31, 2015, an increase of $1.2 billion or 2.1% from year-end December 31, 2014 levels. The growth in loans was primarily due to increases in commercial loans, residential mortgages and indirect auto lending. Deposits increased $1.7 billion or 2.8% compared to December 31, 2014, driven by transaction accounts, which increased 3.7% fueled by savings and money market growth.
Total shareholder's equity at March 31, 2015 was $12.2 billion, an increase of $158 million compared to December 31, 2014.
Capital
Beginning January 1, 2015, the Company began the transition period for the Basel III capital rules. As such, the Company will report Basel III capital ratios under the phase-in provisions for regulatory reporting purposes. Under these new provisions, the Company's Tier1 and CET1 ratios were 10.65% and 10.58%, respectively, at March 31, 2015 under the phase in provisions.
On March 11, 2015, the Company was informed that the Federal Reserve Board did not object to the Company's 2015 capital plan and capital actions proposed in the capital plan, including an increase in the annual common dividend from $102 million to $115 million. The common dividends are subject to approval by the Company's Board of Directors.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at March 31, 2015 and December 31, 2014 without regulatory approval.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $141.1 million and $114.5 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s results of operations for the three months ended March 31, 2015 reflected higher noninterest income due to higher levels of investment banking and advisory fees and investment securities gains.

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
Three Months Ended March 31, 2015 and 2014
Net interest income totaled $509.0 million for the three months ended March 31, 2015 compared to $495.3 million for the three months ended March 31, 2014.
Net interest income on a fully taxable equivalent basis totaled $527.6 million for the three months ended March 31, 2015 compared with $512.4 million for the three months ended March 31, 2014. Net interest income on a fully taxable equivalent basis increased $15.1 million in 2015 compared to 2014. The increase in net interest income was primarily the result of an increase in total earning assets driven by an increase in loans as well as an increase in trading account securities. Offsetting this increase was an increase in total interest bearing liabilities due to higher balances in total interest bearing deposits and other short term borrowings for the three months ended March 31, 2015 compared to the same period in 2014.
Net interest margin was 2.91% for the three months ended March 31, 2015 compared to 3.34% for the three months ended March 31, 2014. The 43 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio.
The fully taxable equivalent yield for the three months ended March 31, 2015 for the loan portfolio was 3.85% compared to 4.06% for the same period in 2014. The yield on non-covered loans for the three months ended March 31, 2015 was 3.77% compared to 3.72% for the corresponding period in 2014. The yield on covered loans for the three months ended March 31, 2015 was 12.71% compared to 28.56% for the corresponding period in 2014. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Upon expiration, the income associated with these commercial loans is now included in non-covered loans interest income. The decrease in yield on covered loans was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the investment securities portfolio was 2.13% for the three months ended March 31, 2015, compared to 2.45% for the three months ended March 31, 2014. The 32 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities, and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates due to a lower rate environment.
The average rate paid on interest bearing deposits was 0.64% for the three months ended March 31, 2015 compared to 0.55% for the three months ended March 31, 2014. The nine basis point increase in the average rate paid was driven by increases in rates on savings and money market accounts and certificates and other time deposits.
The average rate on FHLB and other borrowings for the three months ended March 31, 2015 was 1.59% compared to 1.55% for the corresponding period in 2014.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$58,325,525	$542,609	3.77%	$51,222,305	$469,824	3.72%	$65,995	$6,790	$72,785
Covered Loans	487,524	15,280	12.71	720,816	50,768	28.56	(13,072)	(22,416)	(35,488)
Loans (1) (2) (3)	58,813,049	557,889	3.85	51,943,121	520,592	4.06	52,923	(15,626)	37,297
Investment securities – AFS (tax exempt) (3)	426,278	4,362	4.15	511,046	5,453	4.33	(875)	(217)	(1,092)
Investment securities – AFS (taxable)	9,532,315	45,368	1.93	8,141,538	45,541	2.27	29,320	(29,492)	(172)
Total investment securities – AFS	9,958,593	49,730	2.03	8,652,584	50,994	2.39	28,445	(29,709)	(1,264)
Investment securities – HTM (tax exempt) (3)	1,111,793	8,487	3.10	1,198,061	8,957	3.03	(1,546)	1,075	(471)
Investment securities – HTM (taxable)	248,603	1,176	1.92	307,337	1,416	1.87	(482)	242	(240)
Total investment securities - HTM	1,360,396	9,663	2.88	1,505,398	10,373	2.79	(2,028)	1,317	(711)
Trading account securities (3)	3,011,924	9,614	1.29	83,622	519	2.52	10,987	(1,892)	9,095
Other (4) (5)	475,641	996	0.85	22,428	47	0.85	949	—	949
Total earning assets	73,619,603	627,892	3.46	62,207,153	582,525	3.80	91,276	(45,910)	45,366
Noninterest earning assets:
Cash and due from banks	3,042,002			3,171,215
Allowance for loan losses	(691,535)			(702,748)
Net unrealized gain (loss) on investment securities available for sale	67,067			38,545
Other noninterest earning assets	9,050,018			8,644,979
Total assets	$85,087,155			$73,359,144
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,634,040	3,037	0.16	$7,491,112	2,997	0.16	136	(96)	40
Savings and money market accounts	23,790,189	26,898	0.46	19,581,890	15,666	0.32	3,843	7,389	11,232
Certificates and other time deposits	12,614,526	39,645	1.27	12,360,560	34,491	1.13	732	4,422	5,154
Foreign office deposits	148,945	73	0.20	123,141	62	0.20	22	(11)	11
Total interest bearing deposits	44,187,700	69,653	0.64	39,556,703	53,216	0.55	4,733	11,704	16,437
FHLB and other borrowings	4,880,657	19,106	1.59	4,289,004	16,364	1.55	2,307	435	2,742
Federal funds purchased and securities sold under agreements to repurchase (5)	939,813	1,326	0.57	941,171	500	0.22	(5)	831	826
Other short-term borrowings	3,150,252	10,248	1.32	12,553	26	0.84	10,199	23	10,222
Total interest bearing liabilities	53,158,422	100,333	0.77	44,799,431	70,106	0.63	17,234	12,993	30,227
Noninterest bearing deposits	17,933,517			15,652,987
Other noninterest bearing liabilities	1,878,784			1,290,879
Total liabilities	72,970,723			61,743,297
Shareholder’s equity	12,116,432			11,615,847
Total liabilities and shareholder’s equity	$85,087,155			$73,359,144
Net interest income/net interest spread		$527,559	2.69%		$512,419	3.17%	$74,042	$(58,903)	$15,139
Net interest margin			2.91%			3.34%
Taxable equivalent adjustment		18,530			17,120
Net interest income		$509,029			$495,299

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflect impact of balance sheet offsetting. See Note 6, Assets and Liabilities Subject to Enforceable Master Netting Arrangements.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended March 31, 2015 and 2014
For the three months ended March 31, 2015, the Company recorded $42.0 million of provision for loan losses compared to $37.3 million of provision for loan losses for the three months ended March 31, 2014. The increase in provision for loan losses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to loan growth. The Company recorded net charge-offs of $25.2 million during the three months ended March 31, 2015 compared to $30.3 million during the corresponding period in 2014. Net charge-offs were 0.17% of average loans for the three months ended March 31, 2015 compared to 0.24% of average loans for the three months ended March 31, 2014.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Service charges on deposit accounts	$53,284	$53,391
Card and merchant processing fees	26,183	24,304
Retail investment sales	25,146	26,564
Investment banking and advisory fees	30,334	22,196
Asset management fees	8,096	10,758
Corporate and correspondent investment sales	6,259	8,656
Mortgage banking income	8,159	4,276
Bank owned life insurance	4,788	3,967
Investment securities gains, net	32,832	16,434
Loss on prepayment of FHLB and other borrowings	(2,549)	(458)
Other	56,738	49,240
Total noninterest income	$249,270	$219,328
Three Months Ended March 31, 2015 and 2014
Noninterest income was $249.3 million for the three months ended March 31, 2015 compared to $219.3 million for the three months ended March 31, 2014. The increase in noninterest income was largely attributable to increases in investment banking and advisory fees, mortgage banking income, investment securities gains as well as an increase in other noninterest income.
Investment banking and advisory fees primarily represents income from BSI, the Company's broker-dealer subsidiary. Income from investment banking and advisory fees increased to $30.3 million for the three months ended March 31, 2015, compared to $22.2 million for the three months ended March 31, 2014 due primarily to an increase in debt capital market fees during the first quarter of 2015.
Mortgage banking income for the three months ended March 31, 2015 was $8.2 million compared to $4.3 million for the three months ended March 31, 2014. Mortgage banking income for the three months ended March 31, 2015 included $8.4 million of origination fees and gains on sales of mortgage loans as well as losses of $62 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the three months ended March 31, 2014 included $4.7 million of origination fees and gains on sales of mortgage loans and losses of $328 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income for the three months ended March 31, 2015 compared to the corresponding period in 2014 was primarily driven by the lower interest rate environment during the first quarter of 2015 which contributed to higher refinance volume at higher margins compared to the same period in 2014.
Investment securities gains, net increased to $32.8 million for the three months ended March 31, 2015, compared to $16.4 million in the three months ended March 31, 2014, see "—Investment Securities" for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended March 31, 2015, other income increased by $7.5 million primarily due to an increase in miscellaneous fees.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Salaries, benefits and commissions	$259,262	$262,569
Equipment	58,141	53,738
Professional services	46,559	46,399
Net occupancy	39,280	38,957
FDIC indemnification expense	28,789	31,618
Amortization of intangibles	10,687	12,534
Total securities impairment	285	146
Other	79,716	72,906
Total noninterest expense	$522,719	$518,867
Three Months Ended March 31, 2015 and 2014
Noninterest expense was $522.7 million for the three months ended March 31, 2015 compared to $518.9 million for the three months ended March 31, 2014. The higher level of noninterest expense was primarily attributable to increases in equipment expense and other noninterest expense. The increase in noninterest expense was partially offset by decreases in salaries, benefits and commissions and FDIC indemnification expense.
Salaries, benefits and commissions decreased to $259.3 million for the three months ended March 31, 2015 compared to $262.6 million for the three months ended March 31, 2014. The decrease of $3.3 million was attributable to lower benefit costs in the first quarter of 2015 compared to the first quarter of 2014.
Equipment expense increased by $4.4 million for the three months ended March 31, 2015 due primarily to increases in hardware and software maintenance of approximately $2.3 million and hardware depreciation and software amortization of $2.8 million related to upgrades of the Company's technology platform.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset and liability stemming from changes in credit expectations of covered loans, was $28.8 million during the three months ended March 31, 2015 compared to $31.6 million for the corresponding period in 2014. The decrease for the three months ended March 31, 2015 was primarily a result of the continued decline in the balance of the covered loan portfolio.
Other noninterest expense represents FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased for the three months ended March 31, 2015 to $79.7 million compared to $72.9 million for the three months ended March 31, 2014 attributable to a $2.9 million increase in FDIC insurance expense, a $1.6 million increase in marketing and a $2.3 million increase in miscellaneous expense.
Income Tax Expense
Three Months Ended March 31, 2015 and 2014
The Company’s income tax expense totaled $51.8 million and $43.6 million for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 26.8% for the three months ended March 31, 2015 and 27.5% for the three months ended March 31, 2014. The decrease in the effective tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily driven by an increase in tax exempt income as a proportion of net income before income tax expense in 2015.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Investment Securities
As of March 31, 2015, the securities portfolio included $10.1 billion in available for sale securities and $1.4 billion in held to maturity securities for a total investment portfolio of $11.5 billion, a decrease of $110 million compared with December 31, 2014.
During the three months ended March 31, 2015, the Company received proceeds of $1.1 billion related to the sale of U.S. Treasury and other U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations and states and political subdivisions classified as available for sale which resulted in net gains of $32.8 million. During the three months ended March 31, 2014, the Company received proceeds of $431 million from the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $16.4 million.
Lending Activities
Average loans and loans held for sale, net of unearned income, represented 79.9% of average interest-earnings assets at March 31, 2015, compared to 83.0% at December 31, 2014. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	March 31, 2015	December 31, 2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,448,964	$23,828,537
Real estate – construction	2,325,495	2,154,652
Commercial real estate – mortgage	9,920,583	9,877,206
Total commercial loans	$36,695,042	$35,860,395
Consumer loans:
Residential real estate – mortgage	$14,000,868	$13,922,656
Equity lines of credit	2,325,884	2,304,784
Equity loans	635,295	634,968
Credit card	600,030	630,456
Consumer direct	707,251	652,927
Consumer indirect	3,105,533	2,870,408
Total consumer loans	$21,374,861	$21,016,199
Covered loans	488,560	495,190
Total loans	$58,558,463	$57,371,784
Loans held for sale	198,488	154,816
Total loans and loans held for sale	$58,756,951	$57,526,600
Loans and loans held for sale, net of unearned income, totaled $58.8 billion at March 31, 2015, an increase of $1.2 billion from December 31, 2014. The increase in total loans was primarily driven by growth in commercial loans as well as increases in the residential real estate - mortgage and consumer indirect loan portfolios.
See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $451 million at March 31, 2015 compared to $420 million at December 31, 2014. The increase in nonperforming assets, excluding covered assets, was primarily due to a $35 million increase in nonaccrual loans. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.77% at March 31, 2015 compared with 0.73% at December 31, 2014.

The Company defines potential problem loans as commercial noncovered loans rated substandard or doubtful that do not meet the definition of nonaccrual, TDR or 90 days past due and still accruing. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions. The following table provides a summary of potential problem loans.

Table 5 Potential Problem Loans

	March 31, 2015	December 31, 2014
	(In Thousands)
Commercial, financial and agricultural	$204,218	$111,919
Real estate – construction	579	214
Commercial real estate – mortgage	56,472	55,517
	$261,269	$167,650

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	March 31, 2015	December 31, 2014
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$95,318	$61,157
Real estate – construction	7,781	7,964
Commercial real estate – mortgage	87,931	89,736
Residential real estate – mortgage	107,051	108,357
Equity lines of credit	34,597	32,874
Equity loans	18,313	19,029
Credit card	—	—
Consumer direct	2,010	799
Consumer indirect	4,102	2,624
Covered	179	114
Total nonaccrual loans	357,282	322,654
Nonaccrual loans held for sale	257	—
Total nonaccrual loans and loans held for sale	$357,539	$322,654
Accruing TDRs: (1)
Commercial, financial and agricultural	$9,632	$10,127
Real estate – construction	2,237	2,112
Commercial real estate – mortgage	35,292	39,841
Residential real estate – mortgage	70,299	69,408
Equity lines of credit	—	—
Equity loans	40,432	41,197
Credit card	—	—
Consumer direct	180	298
Consumer indirect	—	—
Covered	—	—
Total TDRs	158,072	162,983
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$158,072	$162,983
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$2,901	$1,610
Real estate – construction	392	477
Commercial real estate – mortgage	2,542	628
Residential real estate – mortgage	3,195	2,598
Equity lines of credit	1,995	2,679
Equity loans	703	997
Credit card	8,618	9,441
Consumer direct	2,426	2,296
Consumer indirect	2,576	2,771
Covered	45,402	47,957
Total loans 90 days past due and accruing	70,750	71,454
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$70,750	$71,454
Other real estate	$17,764	$20,600
Other repossessed assets	$3,823	$3,920

(1)	TDR totals include accruing loans 90 days past due classified as TDRs.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	March 31, 2015	December 31, 2014
	(In Thousands)
Nonaccrual loans	$357,539	$322,654
Loans 90 days or more past due and accruing (1)	70,750	71,454
TDRs 90 days or more past due and accruing	820	1,722
Nonperforming loans	429,109	395,830
OREO	17,764	20,600
Other repossessed assets	3,823	3,920
Total nonperforming assets	$450,696	$420,350

(1)	Excludes loans classified as TDRs.
Table 8 Asset Quality Ratios

	March 31, 2015	December 31, 2014
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	0.73%	0.69%
Nonperforming assets as a percentage of loans and loans held for sale, other real estate, and other repossessed assets (2)	0.77%	0.73%
Allowance for loan losses as a percentage of loans	1.20%	1.19%
Allowance for loan losses as a percentage of nonperforming loans (3)	163.66%	173.06%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.
The current inventory of other real estate totaled $18 million at March 31, 2015 compared to $21 million at December 31, 2014.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning of period	$20,600	$23,228
Transfer of loans and loans held for sale to OREO	2,718	8,920
Sales of OREO	(4,295)	(5,438)
Write-downs of OREO	(1,259)	(893)
Balance at end of period	$17,764	$25,817

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning of period,	$322,540	$436,290
Additions	113,595	94,973
Returns to accrual	(12,066)	(24,630)
Loan sales	(320)	(39,949)
Payments and paydowns	(25,640)	(31,461)
Transfers to OREO	(2,069)	(7,192)
Charge-offs	(38,680)	(44,991)
Balance at end of period	$357,360	$383,040
When borrowers are experiencing financial difficulties, the Company, in order to assist the borrowers in repaying the principal and interest owed to the Company, may make certain modifications to the loan agreement. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in a classification of the loan as a TDR. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. The financial effects of TDRs are reflected in the components that comprise the allowance for loan losses in either the amount of charge-offs or loan loss provision and period-end allowance levels. All TDRs are considered to be impaired loans. Refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning period	$243,374	$310,282
New TDRs	4,825	9,415
Payments/Payoffs	(12,891)	(19,542)
Charge-offs	(1,660)	(1,798)
Loan sales	—	(2,039)
Transfer to ORE	—	(3,896)
Balance at end of period	$233,648	$292,422
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $234 million at March 31, 2015 from $243 million at December 31, 2014. Included in these amounts are $158 million at March 31, 2015 and $163 million at December 31, 2014 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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

Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $702 million at March 31, 2015, from $685 million at December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.20% at March 31, 2015 compared to 1.19% at December 31, 2014. Nonperforming loans were $429 million at March 31, 2015 compared to $396 million at December 31, 2014. The allowance attributable to individually impaired loans was $61 million at March 31, 2015 compared to $63 million at December 31, 2014.
Net charge-offs were 0.17% of average loans for the three months ended March 31, 2015 compared to 0.24% of average loans for the three months ended March 31, 2014. The decrease in net charge-offs for the three months ended March 31, 2015 as compared to the corresponding period in 2014 was primarily driven by decreases in the residential real estate - mortgage, equity lines of credit and equity loans portfolios offset by increases in commercial, financial and agricultural and consumer indirect portfolios.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 13 Summary of Loan Loss Experience

	Three Months Ended March 31,

	2015	2014
	(Dollars in Thousands)
Average loans outstanding during the period	$58,713,393	$51,864,597
Allowance for loan losses, beginning of period	$685,041	$700,719
Charge-offs:
Commercial, financial and agricultural	6,619	4,934
Real estate – construction	34	224
Commercial real estate – mortgage	601	2,422
Residential real estate – mortgage	3,152	7,266
Equity lines of credit	2,809	5,819
Equity loans	793	2,623
Credit card	8,532	9,334
Consumer direct	5,336	5,826
Consumer indirect	10,677	6,544
Covered	873	216
Total charge-offs	39,426	45,208
Recoveries:
Commercial, financial and agricultural	2,182	4,985
Real estate – construction	1,460	1,139
Commercial real estate – mortgage	398	399
Residential real estate – mortgage	2,225	1,209
Equity lines of credit	866	981
Equity loans	422	504
Credit card	698	655
Consumer direct	1,858	1,884
Consumer indirect	4,109	2,790
Covered	—	342
Total recoveries	14,218	14,888
Net charge-offs	25,208	30,320
Total provision for loan losses	42,031	37,266
Allowance for loan losses, end of period	$701,864	$707,665
Net charge-offs to average loans	0.17%	0.24%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of March 31, 2015 and December 31, 2014.
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
The commercial, financial and agricultural portfolio segment totaled $24.4 billion at March 31, 2015, compared to $23.8 billion at December 31, 2014. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
Beginning late in 2014, oil prices began to decline and, as a result, the Company has been closely monitoring the situation for the potential impact on its energy lending portfolio. As shown in Table 14, the Company's energy industry loan balances at March 31, 2015 were approximately $3.7 billion and represented approximately 6% of the Company's total loan portfolio. This amount is comprised of loans directly related to energy, such as oil field services, refining and support, exploration and production, and pipeline transportation of natural gas, crude oil and other refined petroleum products. The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of March 31, 2015, the Company has observed only a modest negative movement of the internal risk ratings in the energy lending portfolio. The overall level of loans rated special mention or lower in this portfolio is 3.46%. However, if the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 14 Commercial, Financial and Agricultural

	March 31, 2015				December 31, 2014
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$695,920	$335	$—	$—	$576,185	$380	$—	$—
Basic Materials	1,127,714	72	—	—	1,006,900	73	—	—
Capital Goods & Industrial Services	2,280,556	4,534	19	—	2,155,565	4,673	19	—
Construction & Infrastructure	702,301	2,090	200	—	726,504	2,627	208	1,567
Consumer & Healthcare	2,935,725	3,297	457	16	2,787,797	4,673	843	2
Energy	3,712,706	11,564	—	—	3,612,145	6,186	—	—
Financial Services	1,204,606	1,231	9	—	1,402,784	223	10	3
General Corporates	1,193,045	2,682	167	2,611	1,202,276	2,899	305	38
Institutions	2,264,522	10,827	7,520	—	2,219,357	9,724	7,175	—
Leisure	1,850,993	3,832	249	—	1,832,870	3,850	248	—
Real Estate	1,617,256	2,137	—	—	1,428,412	45	—	—
Retailers	2,380,637	32,474	137	212	2,333,268	5,172	296	—
Telecoms, Technology & Media	1,170,238	19,042	—	15	1,177,541	19,157	—	—
Transportation	649,139	1,190	857	47	723,088	1,443	1,005	—
Utilities	663,606	11	17	—	643,845	32	18	—
Total Commercial, Financial and Agricultural	$24,448,964	$95,318	$9,632	$2,901	$23,828,537	$61,157	$10,127	$1,610

Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $9.9 billion at both March 31, 2015 and December 31, 2014, and real estate - construction loans totaled $2.3 billion and $2.2 billion at March 31, 2015, and December 31, 2014, respectively.
This portfolio segment consists primarily of extensions of credits to real estate developers and investors for the financing of land and buildings, whereby the repayment is generated from the sale of the real estate or the income generated by the real estate property. The Company attempts to minimize risk on commercial real estate properties by various means, including requiring collateral with values that exceed the loan amount, adequate cash flow to service the debt, and the personal guarantees of principals of the borrowers. In order to minimize risk on the construction portfolio, the Company has established an operations group outside of the lending staff which is responsible for loan disbursements during the construction process.
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 15 Commercial Real Estate

	March 31, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$610,772	$7,463	$3,482	$—	$623,029	$9,328	$3,540	$—
Arizona	754,419	5,216	859	—	807,315	5,757	2,748	—
California	1,104,090	1,569	792	—	1,182,095	2,182	794	—
Colorado	476,928	10,240	11,164	—	464,992	12,996	11,364	—
Florida	904,678	8,914	162	—	908,329	7,567	168	—
New Mexico	162,145	6,300	29	—	176,896	6,149	31	—
Texas	3,144,708	30,895	2,193	2,542	3,128,072	31,494	2,446	628
Other	2,762,843	17,334	16,611	—	2,586,478	14,263	18,750	—
	$9,920,583	$87,931	$35,292	$2,542	$9,877,206	$89,736	$39,841	$628

Table 16 Real Estate – Construction

	March 31, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$67,297	$111	$346	$392	$67,466	$117	$426	$—
Arizona	168,082	3,299	—	—	155,379	2,852	—	—
California	253,235	—	25	—	228,284	24	31	—
Colorado	84,218	—	—	—	74,526	—	—	—
Florida	188,142	102	—	—	161,322	88	—	—
New Mexico	8,172	37	58	—	13,977	—	72	207
Texas	1,104,271	3,239	1,808	—	1,013,865	4,089	1,583	270
Other	452,078	993	—	—	439,833	794	—	—
	$2,325,495	$7,781	$2,237	$392	$2,154,652	$7,964	$2,112	$477
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
Residential real estate - mortgage loans totaled $14.0 billion at March 31, 2015 compared to $13.9 billion at December 31, 2014. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	March 31, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,231,029	$10,341	$14,589	$114	$1,292,303	$12,905	$14,824	$97
Arizona	1,408,330	6,943	8,858	253	1,460,922	8,806	10,229	310
California	2,834,223	7,687	2,019	439	2,607,029	12,051	3,475	—
Colorado	1,213,092	6,720	8,374	6	1,237,629	3,304	3,557	6
Florida	1,567,075	15,741	9,540	294	1,541,425	17,322	11,317	279
New Mexico	233,553	3,418	1,646	—	243,755	1,478	2,146	—
Texas	4,949,568	31,653	17,335	2,022	5,113,914	27,156	20,425	1,487
Other	563,998	24,548	7,938	67	425,679	25,335	3,435	419
	$14,000,868	$107,051	$70,299	$3,195	$13,922,656	$108,357	$69,408	$2,598

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 18 Residential Real Estate - Mortgage

	March 31, 2015				December 31, 2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$653,195	$71,390	$22,997	$1,996	$569,353	$68,951	$25,474	$1,550
621-680	1,314,984	13,916	23,817	196	1,280,517	17,347	22,469	214
681 – 720	2,237,842	8,275	10,302	220	2,289,138	12,808	9,747	76
Above 720	8,929,562	1,865	11,999	224	8,823,328	2,205	10,573	341
Unknown	865,285	11,605	1,184	559	960,320	7,046	1,145	417
	$14,000,868	$107,051	$70,299	$3,195	$13,922,656	$108,357	$69,408	$2,598
Equity lines of credit and equity loans totaled $3.0 billion and $2.9 billion at March 31, 2015 and December 31, 2014, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	March 31, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$609,774	$9,617	$10,410	$713	$635,845	$9,524	$10,368	$911
Arizona	418,337	9,477	6,743	375	429,133	9,877	6,778	292
California	231,226	535	139	—	172,193	905	181	145
Colorado	222,383	6,491	3,871	—	231,088	6,636	3,961	68
Florida	406,695	9,146	6,999	535	415,537	8,178	7,064	470
New Mexico	56,894	1,599	947	177	57,917	1,387	1,030	509
Texas	966,106	14,371	10,567	676	951,219	14,298	11,042	1,081
Other	49,764	1,674	756	222	46,820	1,098	773	200
	$2,961,179	$52,910	$40,432	$2,698	$2,939,752	$51,903	$41,197	$3,676

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 20 Equity Loans and Lines

	March 31, 2015				December 31, 2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$245,050	$24,014	$13,000	$2,558	$248,517	$23,910	$13,684	$2,958
621-680	457,024	17,996	15,451	140	446,053	17,000	15,972	422
681 – 720	565,739	7,509	6,886	—	554,301	8,057	6,632	66
Above 720	1,666,016	2,567	4,973	—	1,668,734	2,151	4,779	191
Unknown	27,350	824	122	—	22,147	785	130	39
	$2,961,179	$52,910	$40,432	$2,698	$2,939,752	$51,903	$41,197	$3,676
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer direct and consumer indirect loans at March 31, 2015 were $4.4 billion, or 7.5% of the total loan portfolio compared to $4.2 billion, or 7.2% of the total loan portfolio at December 31, 2014.
Foreign Exposure
As of March 31, 2015, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.

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
At March 31, 2015, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of March 31, 2015
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term rating	BBB	Baa3	BBB+
Short-term rating	A-2	—	F2
Outlook	Stable	Stable	Stable
Compass Bank
Long-term rating	BBB	Baa2	BBB+
Short term rating	A-2	P-2	F2
Outlook	Stable	Under Review	Stable
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Deposits
Total deposits increased by $1.7 billion from December 31, 2014 to March 31, 2015. At both March 31, 2015 and December 31, 2014, total deposits included $3.7 billion of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	March 31, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$18,599,702	29.6%	$17,169,412	28.1%
Interest-bearing demand deposits	7,476,824	11.9	7,738,682	12.6
Savings and money market	24,062,893	38.2	23,438,164	38.3
Time deposits	12,523,388	19.9	12,666,959	20.7
Foreign office deposits-interest-bearing	237,874	0.4	176,499	0.3
Total deposits	$62,900,681	100.0%	$61,189,716	100.0%
Total deposits increased by $1.7 billion from December 31, 2014 to March 31, 2015 due to growth in noninterest bearing demand deposits, and savings and money market accounts. Marketing efforts and new product rollouts were the primary drivers of the growth in noninterest bearing demand deposits and savings and money market accounts.
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both March 31, 2015 and December 31, 2014, the $882 million and $694 million of federal funds purchased included in short-term borrowings was a result of customer activity.

The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at March 31, 2015
Federal funds purchased	$975,785	$811,861	0.25%	$882,305	0.26%
Securities sold under agreements to repurchase	136,895	127,952	0.11	27,378	0.21
Other short-term borrowings	3,377,694	3,150,252	1.32	3,377,694	1.16
	$4,490,374	$4,090,065		$4,287,377
Balance at December 31, 2014
Federal funds purchased	$960,935	$722,753	0.25%	$693,819	0.27%
Securities sold under agreements to repurchase	435,684	212,686	0.23	435,684	0.73
Other short-term borrowings	2,545,724	385,461	1.38	2,545,724	1.62
	$3,942,343	$1,320,900		$3,675,227
At March 31, 2015, short-term borrowings totaled $4.3 billion, an increase of $612 million, or 16.7% compared to December 31, 2014. The increase in total short-term borrowings was primarily driven by an $832 million increase in other short-term borrowings related to U.S. Treasury short positions held by the Parent's broker dealer subsidiary, BSI.
At March 31, 2015 and December 31, 2014, FHLB and other borrowings were $4.9 billion and $4.8 billion, respectively. During three months ended March 31, 2015, the Company had proceeds of $500 million received from FHLB and other borrowings and repayments were approximately $403 million.
Shareholder’s Equity
Total shareholder's equity at March 31, 2015 was $12.1 billion compared to $12.0 billion at December 31, 2014, an increase of $158 million. Shareholder's equity increased $141 million due to earnings attributable to shareholder during the period. In addition, accumulated other comprehensive income increased $24 million, primarily as a result of an increase in the fair value of investment securities available for sale.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2015, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2015 and 2014.
Table 24 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	March 31, 2015	March 31, 2014
Rate Change
+ 200 basis points	9.77%	7.67%
+ 100 basis points	4.87	3.78
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
Table 25 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	March 31, 2015	March 31, 2014
Rate Change
+ 300 basis points	(4.58)%	(3.96)%
+ 200 basis points	(2.65)	(2.31)
+ 100 basis points	(1.05)	(1.03)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2015, the Company had derivative financial instruments outstanding with notional amounts of $28.7 billion. The estimated net fair value of open contracts was in an asset position of $142 million at March 31, 2015. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
The asset portion of the balance sheet provides liquidity primarily through unencumbered securities available for sale, loan principal and interest payments, maturities and prepayments of investment securities held to maturity and, to a lesser extent, sales of investment securities available for sale and trading account assets. Other short-term investments such as federal funds sold, and securities purchased under agreements to resell, are additional sources of liquidity.
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
In 2014, the Bank established a Global Bank Note program under which the Bank may from time to time subject to market conditions, issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue. On April 10, 2015, the Bank closed the sale of $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at March 31, 2015 or December 31, 2014 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected by the Federal Reserve Board before any dividends can be paid.
On March 11, 2015, the Company was informed that the Federal Reserve Board did not object to the Company's 2015 capital plan and capital actions proposed in the capital plan, including an increase in the annual common dividend from $102 million to $115 million. The common dividends are subject to approval by the Company's Board of Directors.
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
The U.S. Basel III final rule revises the minimum capital ratio thresholds for the Company and the Bank and the well-capitalized thresholds for the Bank. The Federal Reserve Board has not yet adopted well-capitalized standards for bank-holding companies under the U.S Basel III capital framework. These new rules, which introduce a new capital measure called CET1, specify that Tier 1 capital consist of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements and expand the scope of the deductions/adjustments to capital as compared to existing regulations.
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
When fully phased-in on January 1, 2019,these new rules will require the Company and Bank to maintain such additional capital conservation buffer of 2.5% of CET1 to risk-weighted assets, effectively resulting in minimum ratios of CET1 to risk-weighted assets of at least 7%, Tier 1 capital to risk-weighted assets of at least 8.5%, and Total capital to risk-weighted assets of at least 10.5%.
The Company regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plan to the banking regulators.
The following table sets forth the Transitional Basel III regulatory capital ratios at March 31, 2015 and the Basel I regulatory capital ratios at December 31, 2014.
Table 26 Capital Ratios

	March 31, 2015 (1)	December 31, 2014 (2)
	(Dollars in Thousands)
Risk-based capital:
Common Equity Tier 1 Capital	$7,093,548	N/A
Tier 1 Capital	$7,136,277	$7,046,902
Total Qualifying Capital	$8,376,793	$8,254,184
Assets:
Total risk-adjusted assets (regulatory)	$67,024,162	$64,417,765
Ratios:
Common equity tier 1 capital ratio	10.58%	N/A
Tier 1 risk-based capital ratio	10.65%	10.94%
Total risk-based capital ratio	12.50%	12.81%
Leverage ratio	8.92%	9.09%

(1)	Calculated using the Transitional Basel III regulatory capital methodology applicable to the Company during 2015.

(2)	Calculated using the Basel 1 regulatory capital methodology applicable to the Company during 2014.
N/A = not applicable

At March 31, 2015, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
See under “Legal and Regulatory Proceedings” in Note 7, Commitments, Contingencies and Guarantees, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2014.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2014.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during the three months ended March 31, 2015. For the three months ended March 31, 2015, no payments or revenues (including fees and/or commissions) have been recorded in connection with these counter indemnities. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities will be initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During the three months ended March 31, 2015, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). For the three months ended March 31, 2015, $6,946 of payments or revenues (including fees and/or commissions) have been recorded in connection with this letter of credit. These fees and commissions were previously reported in the Company's annual report on Form 10-K for the year ended December 31, 2014, as they related to payments made in 2014. Such payments were initially blocked by the BBVA Group in 2014 and thereafter released during the three months ended March 31, 2015 upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for three employees of the Iranian embassy in Spain. All three employees are Spanish citizens, and one of them has retired. Estimated gross revenues for the three months ended March 31, 2015, from embassy-related activity, which include fees and/or commissions, did not exceed $530. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

3.1
Amended and Restated Certificate of Formation of BBVA Compass Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the Commission on April 13, 2015, File No. 0-55106).

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

Date: May 13, 2015	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer