Form 10-Q
period 2015-06-30
BBVA COMPASS BANCSHARES, INC
filed 2015-08-12
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CESCE	Spanish Export Credit Agency
CET1	Common Equity Tier 1
CET1 Risk Based Capital Ratio	Ratio of Common Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IRS	Internal Revenue Service
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment

Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Noncovered, commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
	(In Thousands)
Assets:
Cash and due from banks	$3,353,177	$2,764,345
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	512,244	624,060
Cash and cash equivalents	3,865,421	3,388,405
Trading account assets	4,879,125	2,834,397
Investment securities available for sale	10,392,484	10,237,275
Investment securities held to maturity (fair value of $1,281,338 and $1,275,963 at June 30, 2015 and December 31, 2014, respectively)	1,375,075	1,348,354
Loans held for sale (includes $195,616 and $154,816 measured at fair value at June 30, 2015 and December 31, 2014, respectively)	195,616	154,816
Loans	60,007,226	57,371,784
Allowance for loan losses	(721,471)	(685,041)
Net loans	59,285,755	56,686,743
Premises and equipment, net	1,315,020	1,351,479
Bank owned life insurance	698,773	694,335
Goodwill	5,060,161	5,046,847
Other intangible assets	50,208	70,784
Other real estate owned	20,188	20,600
Other assets	1,332,923	1,318,392
Total assets	$88,470,749	$83,152,427
Liabilities:
Deposits:
Noninterest bearing	$19,048,273	$17,169,412
Interest bearing	43,451,096	44,020,304
Total deposits	62,499,369	61,189,716
FHLB and other borrowings	6,778,066	4,809,843
Federal funds purchased and securities sold under agreements to repurchase	623,400	1,129,503
Other short-term borrowings	4,982,154	2,545,724
Accrued expenses and other liabilities	1,360,698	1,474,067
Total liabilities	76,243,687	71,148,853
Shareholder’s Equity:
Preferred stock — $0.01 par value:
Authorized — 30,000,000 shares; issued or outstanding - none	—	—
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both June 30, 2015 and December 31, 2014	2,230	2,230
Surplus	15,245,414	15,285,991
Accumulated deficit	(2,985,011)	(3,262,181)
Accumulated other comprehensive loss	(64,672)	(51,357)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,197,961	11,974,683
Noncontrolling interests	29,101	28,891
Total shareholder’s equity	12,227,062	12,003,574
Total liabilities and shareholder’s equity	$88,470,749	$83,152,427
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Interest income:
Interest and fees on loans	$531,394	$520,516	$1,075,236	$1,029,022
Interest on investment securities available for sale	48,204	48,253	96,412	97,343
Interest on investment securities held to maturity	6,924	7,003	13,626	14,249
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	1,362	42	2,358	89
Interest on trading account assets	13,832	578	23,446	1,094
Total interest income	601,716	576,392	1,211,078	1,141,797
Interest expense:
Interest on deposits	65,201	60,901	134,854	114,117
Interest on FHLB and other borrowings	27,540	16,184	46,646	32,548
Interest on federal funds purchased and securities sold under agreements to repurchase	1,702	437	3,028	937
Interest on other short-term borrowings	15,291	96	25,539	122
Total interest expense	109,734	77,618	210,067	147,724
Net interest income	491,982	498,774	1,001,011	994,073
Provision for loan losses	46,149	45,252	88,180	82,518
Net interest income after provision for loan losses	445,833	453,522	912,831	911,555
Noninterest income:
Service charges on deposit accounts	53,690	54,958	106,974	108,349
Card and merchant processing fees	28,711	28,473	54,894	52,777
Retail investment sales	26,373	28,844	51,519	55,408
Investment banking and advisory fees	36,799	22,279	67,133	44,475
Asset management fees	8,435	10,535	16,531	21,293
Corporate and correspondent investment sales	7,984	7,972	14,243	16,628
Mortgage banking income	12,556	6,150	20,715	10,426
Bank owned life insurance	4,394	4,237	9,182	8,204
Investment securities gains, net	27,399	21,464	60,231	37,898
Loss on prepayment of FHLB and other borrowings, net	(3,569)	—	(6,118)	(458)
Other	55,797	50,533	112,535	99,773
Total noninterest income	258,569	235,445	507,839	454,773
Noninterest expense:
Salaries, benefits and commissions	268,709	263,301	527,971	525,870
Equipment	57,175	55,469	115,316	109,207
Professional services	51,119	49,790	97,678	96,189
Net occupancy	40,382	40,200	79,662	79,157
FDIC indemnification expense	12,419	30,370	41,208	61,988
Amortization of intangibles	9,889	13,631	20,576	26,165
Securities impairment:
Other-than-temporary impairment	1,013	34	1,385	415
Less: non-credit portion recognized in other comprehensive income	—	—	87	235
Total securities impairment	1,013	34	1,298	180
Other	78,930	92,467	158,646	165,373
Total noninterest expense	519,636	545,262	1,042,355	1,064,129
Net income before income tax expense	184,766	143,705	378,315	302,199
Income tax expense	48,116	36,130	99,898	79,697
Net income	136,650	107,575	278,417	222,502
Less: net income attributable to noncontrolling interests	590	504	1,247	957
Net income attributable to shareholder	$136,060	$107,071	$277,170	$221,545
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Net income	$136,650	$107,575	$278,417	$222,502
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	(24,811)	25,915	11,777	52,155
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	15,472	13,752	34,012	24,278
Net change in unrealized holding gains (losses) on securities available for sale	(40,283)	12,163	(22,235)	27,877
Change in unamortized net holding losses on investment securities held to maturity	1,994	1,727	3,768	4,785
Less: non-credit related impairment on investment securities held to maturity	—	—	49	151
Change in unamortized non-credit related impairment on investment securities held to maturity	258	237	414	483
Net change in unamortized holding losses on securities held to maturity	2,252	1,964	4,133	5,117
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	1,013	(875)	3,072	(1,682)
Change in defined benefit plans	—	—	1,715	(1,671)
Other comprehensive income (loss), net of tax	(37,018)	13,252	(13,315)	29,641
Comprehensive income	99,632	120,827	265,102	252,143
Less: comprehensive income attributable to noncontrolling interests	590	504	1,247	957
Comprehensive income attributable to shareholder	$99,042	$120,323	$263,855	$251,186
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2014	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	221,545	—	957	222,502
Other comprehensive income, net of tax	—	—	—	29,641	—	29,641
Issuance of common stock	23	116,977	—	—	—	117,000
Dividends	—	—	—	—	(1,036)	(1,036)
Vesting of restricted stock	—	(4,702)	—	—	—	(4,702)
Restricted stock retained to cover taxes	—	(2,507)	—	—	—	(2,507)
Amortization of stock-based deferred compensation	—	881	—	—	—	881
Balance, June 30, 2014	$2,230	$15,383,867	$(3,507,192)	$(58,295)	$28,928	$11,849,538

Balance, January 1, 2015	$2,230	$15,285,991	$(3,262,181)	$(51,357)	$28,891	$12,003,574
Net income	—	—	277,170	—	1,247	278,417
Other comprehensive income (loss), net of tax	—	—	—	(13,315)	—	(13,315)
Dividends	—	(35,000)	—	—	(1,037)	(36,037)
Vesting of restricted stock	—	(3,720)	—	—	—	(3,720)
Restricted stock retained to cover taxes	—	(2,984)	—	—	—	(2,984)
Amortization of stock-based deferred compensation	—	1,127	—	—	—	1,127
Balance, June 30, 2015	$2,230	$15,245,414	$(2,985,011)	$(64,672)	$29,101	$12,227,062
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Operating Activities:
Net income	$278,417	$222,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,409	133,334
Securities impairment	1,298	180
Amortization of intangibles	20,576	26,165
Accretion of discount, loan fees and purchase market adjustments, net	(74,103)	(94,032)
Net change in FDIC indemnification asset/liability	41,208	61,988
Provision for loan losses	88,180	82,518
Amortization of stock based compensation	1,127	881
Net change in trading account assets	(25,970)	(36,959)
Net change in trading account liabilities	(11,562)	3,569
Net change in loans held for sale	(40,800)	(64,770)
Deferred tax expense	11,723	8,936
Investment securities gains, net	(60,231)	(37,898)
Loss on prepayment of FHLB and other borrowings, net	6,118	458
Loss on sale of premises and equipment	765	863
Loss on sale of student loans	2	75
Net loss on sale of other real estate and other assets	79	3,613
Loss on disposition	—	981
Increase in other assets	(17,597)	(47,341)
Decrease in other liabilities	(164,512)	(2,342)
Net cash provided by operating activities	193,127	262,721
Investing Activities:
Proceeds from sales of investment securities available for sale	2,290,810	782,629
Proceeds from prepayments, maturities and calls of investment securities available for sale	791,335	658,008
Purchases of investment securities available for sale	(3,256,380)	(2,062,781)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	57,803	79,146
Purchases of investment securities held to maturity	(78,076)	—
Proceeds from sales of trading securities	1,813,558	—
Purchases of trading securities	(3,832,316)	—
Net change in loan portfolio	(2,632,178)	(3,499,733)
Purchase of premises and equipment	(58,500)	(36,455)
Proceeds from sale of premises and equipment	2,081	11,181
Net cash paid in acquisition	(13,314)	(97,566)
Proceeds from sales of loans	10,480	96,199
Reimbursements from (payments to) FDIC for covered assets	905	(6,611)
Proceeds from sales of other real estate owned	9,562	10,116
Net cash used in investing activities	(4,894,230)	(4,065,867)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,150,584	2,602,535
Net increase in time deposits	152,273	1,077,027
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(506,103)	11,693
Net increase in other short-term borrowings	2,436,430	10,114
Proceeds from FHLB and other borrowings	3,600,000	—
Repayment of FHLB and other borrowings	(1,612,324)	(341,236)
Vesting of restricted stock	(3,720)	(4,702)
Restricted stock grants retained to cover taxes	(2,984)	(2,507)
Issuance of common stock	—	117,000
Common dividends paid	(35,000)	—
Preferred dividends paid	(1,037)	(1,036)
Net cash provided by financing activities	5,178,119	3,468,888
Net increase (decrease) in cash and cash equivalents	477,016	(334,258)
Cash and cash equivalents at beginning of year	3,388,405	3,598,460
Cash and cash equivalents at end of period	$3,865,421	$3,264,202
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this codified guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides five steps to be analyzed to accomplish the core principle. The amendments in this ASU were originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Subsequently, the FASB issued a one-year deferral for implementation, which results in the new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. The FASB, however, permitted adoption of the new guidance on the original effective date. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this ASU also require disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and provide increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this ASU and disclosures for certain transactions accounted for as a sale are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company. See Note 6, Securities Financing Activities.
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

	June 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,683,135	$4,308	$21,335	$2,666,108
Mortgage-backed securities	4,285,489	38,065	29,721	4,293,833
Collateralized mortgage obligations	2,470,388	17,390	5,118	2,482,660
States and political subdivisions	368,388	4,655	2,262	370,781
Other	24,078	196	33	24,241
Equity securities	554,816	45	—	554,861
Total	$10,386,294	$64,659	$58,469	$10,392,484
Investment securities held to maturity:
Collateralized mortgage obligations	$114,433	$6,421	$4,918	$115,936
Asset-backed securities	31,378	3,111	2,143	32,346
States and political subdivisions	1,163,159	513	97,754	1,065,918
Other	66,105	3,226	2,193	67,138
Total	$1,375,075	$13,271	$107,008	$1,281,338

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,312,572	$10,360	$9,390	$2,313,542
Mortgage-backed securities	4,399,706	64,371	40,242	4,423,835
Collateralized mortgage obligations	2,475,115	19,385	5,921	2,488,579
States and political subdivisions	460,569	8,008	1,262	467,315
Other	44,225	238	22	44,441
Equity securities	499,522	41	—	499,563
Total	$10,191,709	$102,403	$56,837	$10,237,275
Investment securities held to maturity:
Collateralized mortgage obligations	$124,051	$5,878	$5,452	$124,477
Asset-backed securities	39,187	3,568	2,011	40,744
States and political subdivisions	1,112,415	2,143	79,246	1,035,312
Other	72,701	4,920	2,191	75,430
Total	$1,348,354	$16,509	$88,900	$1,275,963
In the above table, equity securities include $555 million and $500 million at June 30, 2015 and December 31, 2014, respectively, of FHLB and Federal Reserve stock carried at par.
The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.

The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at June 30, 2015 and December 31, 2014. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	June 30, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,780,766	$18,177	$190,089	$3,158	$1,970,855	$21,335
Mortgage-backed securities	1,188,411	4,667	1,600,190	25,054	2,788,601	29,721
Collateralized mortgage obligations	830,323	3,872	64,471	1,246	894,794	5,118
States and political subdivisions	171,308	2,262	—	—	171,308	2,262
Other	—	—	1,089	33	1,089	33
Total	$3,970,808	$28,978	$1,855,839	$29,491	$5,826,647	$58,469

Investment securities held to maturity:
Collateralized mortgage obligations	$17,802	$277	$44,273	$4,641	$62,075	$4,918
Asset-backed securities	1,372	3	19,264	2,140	20,636	2,143
States and political subdivisions	121,034	8,424	784,042	89,330	905,076	97,754
Other	3,925	2,193	—	—	3,925	2,193
Total	$144,133	$10,897	$847,579	$96,111	$991,712	$107,008

	December 31, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$620,794	$8,220	$37,220	$1,170	$658,014	$9,390
Mortgage-backed securities	308,734	862	1,915,494	39,380	2,224,228	40,242
Collateralized mortgage obligations	714,173	3,829	146,806	2,092	860,979	5,921
States and political subdivisions	—	—	135,825	1,262	135,825	1,262
Other	—	—	1,099	22	1,099	22
Total	$1,643,701	$12,911	$2,236,444	$43,926	$3,880,145	$56,837

Investment securities held to maturity:
Collateralized mortgage obligations	$34,400	$1,099	$27,389	$4,353	$61,789	$5,452
Asset-backed securities	—	—	23,374	2,011	23,374	2,011
States and political subdivisions	21,688	768	817,570	78,478	839,258	79,246
Other	4,061	2,191	—	—	4,061	2,191
Total	$60,149	$4,058	$868,333	$84,842	$928,482	$88,900

As indicated in the previous tables, at June 30, 2015, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either June 30, 2015 or December 31, 2014, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$21,408	$21,089	$21,123	$20,943
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	1,013	—	1,013	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	34	285	180
Balance at end of period	$22,421	$21,123	$22,421	$21,123
For the three months ended June 30, 2015 and 2014, there was $1.0 million and $34 thousand, respectively of OTTI recognized on held to maturity securities. For the six months ended June 30, 2015 and 2014, there was $1.3 million and $180 thousand, respectively of OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations, asset-backed securities and states and political subdivisions.

The maturities of the securities portfolios are presented in the following table.

June 30, 2015	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$16,274	$16,448
Maturing after one but within five years	204,577	204,016
Maturing after five but within ten years	1,532,790	1,528,771
Maturing after ten years	1,321,960	1,311,895
	3,075,601	3,061,130
Mortgage-backed securities and collateralized mortgage obligations	6,755,877	6,776,493
Equity securities	554,816	554,861
Total	$10,386,294	$10,392,484

Investment securities held to maturity:
Maturing within one year	$2,103	$2,108
Maturing after one but within five years	303,442	287,795
Maturing after five but within ten years	199,881	191,931
Maturing after ten years	755,216	683,568
	1,260,642	1,165,402
Collateralized mortgage obligations	114,433	115,936
Total	$1,375,075	$1,281,338

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Gross gains	$27,399	$21,464	$60,231	$37,898
Gross losses	—	—	—	—
Net realized gains	$27,399	$21,464	$60,231	$37,898

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	June 30, 2015	December 31, 2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,953,188	$23,828,537
Real estate – construction	2,436,831	2,154,652
Commercial real estate – mortgage	10,325,680	9,877,206
Total commercial loans	37,715,699	35,860,395
Consumer loans:
Residential real estate – mortgage	14,203,543	13,922,656
Equity lines of credit	2,352,700	2,304,784
Equity loans	639,126	634,968
Credit card	592,369	630,456
Consumer direct	780,368	652,927
Consumer indirect	3,249,579	2,870,408
Total consumer loans	21,817,685	21,016,199
Covered loans	473,842	495,190
Total loans	$60,007,226	$57,371,784
Purchased Impaired Loans
Purchased Impaired Loans are recognized on the Company's Unaudited Condensed Consolidated Balance Sheets within loans, net of recorded discount. The following table presents the unpaid principal balance, discount, allowance for loan losses and carrying value of the Purchased Impaired Loans.

	June 30, 2015	December 31, 2014
	(In Thousands)
Unpaid principal balance	$352,847	$378,913
Discount	(8,197)	(17,341)
Allowance for loan losses	(1,786)	(2,066)
Carrying value	$342,864	$359,506
An analysis of the accretable yield related to the Purchased Impaired Loans follows.

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Balance at beginning of period	$68,785	$105,698
Transfer to (from) nonaccretable difference	(10,071)	6,633
Accretion	(14,850)	(29,405)
Other	—	—
Balance at end of period	$43,864	$82,926
The Company had allowance for loan losses of $1.8 million and $2.1 million related to Purchased Impaired Loans at June 30, 2015 and December 31, 2014, respectively. During the three months ended June 30, 2015 and 2014, the Company recognized $1.0 million and $2.5 million, respectively, of provision for loan losses attributable to credit deterioration subsequent to acquisition of these loans. During the six months ended June 30, 2015 and 2014, the Company recognized $105 thousand and $4.6 million, respectively, of provision for loan losses attributable to credit deterioration subsequent to acquisition of these loans.

Purchased Nonimpaired Loans
At acquisition, Purchased Nonimpaired Loans were determined to have fair value discounts, some of which were related to credit. The portion of the fair value discount not related to credit is being accreted to interest income over the expected remaining life of the loans based on expected cash flows. For the three months ended June 30, 2015 and 2014 approximately $16.8 million and $35.4 million, respectively, of interest income was recognized on these loans. For the six months ended June 30, 2015 and 2014 approximately $53.4 million and $73.2 million, respectively, of interest income was recognized on these loans. The discount related to credit on the Purchased Nonimpaired Loans is reviewed for adequacy quarterly. If the expected losses exceed the credit discount, an allowance for loan losses is provided. If the expected losses are reduced, the related credit discount is accreted to interest income over the expected remaining life of the loans.
The following table presents the unpaid principal balance, discount, allowance for loan losses, and carrying value of the Purchased Nonimpaired Loans.

	June 30, 2015	December 31, 2014
	(In Thousands)
Unpaid principal balance	$264,142	$294,202
Discount	(45,630)	(88,962)
Allowance for loan losses	(291)	(2,283)
Carrying value	$218,221	$202,957

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

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Balance at beginning of period	$(78,025)	$24,315
Increase (decrease) due to credit loss provision (benefit) recorded on FDIC covered loans	(1,054)	8,726
Amortization and accretion, net	(38,411)	(67,212)
Payments to (reimbursements from) FDIC for covered assets	(905)	6,611
Other	(1,743)	(3,502)
Balance at end of period	$(120,138)	$(31,062)
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

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$323,397	$139,271	$144,947	$92,781	$1,468	$701,864
Provision (credit) for loan losses	29,351	(5,554)	(6,442)	28,224	570	46,149
Loans charged off	(4,926)	(835)	(8,191)	(26,845)	(153)	(40,950)
Loan recoveries	3,057	2,270	3,681	5,399	1	14,408
Net (charge-offs) recoveries	(1,869)	1,435	(4,510)	(21,446)	(152)	(26,542)
Ending balance	$350,879	$135,152	$133,995	$99,559	$1,886	$721,471
Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$299,879	$153,130	$155,234	$91,357	$8,065	$707,665
Provision (credit) for loan losses	29,495	(5,057)	8,039	12,969	(194)	45,252
Loans charged off	(15,517)	(7,305)	(13,861)	(20,669)	(791)	(58,143)
Loan recoveries	3,933	2,173	4,282	5,127	4,471	19,986
Net (charge-offs) recoveries	(11,584)	(5,132)	(9,579)	(15,542)	3,680	(38,157)
Ending balance	$317,790	$142,941	$153,694	$88,784	$11,551	$714,760

Six Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	57,703	(5,739)	(12,881)	48,994	103	88,180
Loans charged off	(11,545)	(1,470)	(14,945)	(51,390)	(1,026)	(80,376)
Loan recoveries	5,239	4,128	7,194	12,064	1	28,626
Net (charge-offs) recoveries	(6,306)	2,658	(7,751)	(39,326)	(1,025)	(51,750)
Ending balance	$350,879	$135,152	$133,995	$99,559	$1,886	$721,471
Six Months Ended June 30, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Provision (credit) for loan losses	36,996	(9,779)	20,712	29,798	4,791	82,518
Loans charged off	(20,451)	(9,951)	(29,569)	(42,373)	(1,007)	(103,351)
Loan recoveries	8,918	3,711	6,976	10,456	4,813	34,874
Net (charge-offs) recoveries	(11,533)	(6,240)	(22,593)	(31,917)	3,806	(68,477)
Ending balance	$317,790	$142,941	$153,694	$88,784	$11,551	$714,760

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
June 30, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$27,131	$5,026	$36,798	$1,613	$—	$70,568
Collectively evaluated for impairment	323,557	130,126	97,197	97,946	—	648,826
Purchased impaired	—	—	—	—	1,786	1,786
Purchased nonimpaired	191	—	—	—	100	291
Total allowance for loan losses	$350,879	$135,152	$133,995	$99,559	$1,886	$721,471
Ending balance of loans:
Individually evaluated for impairment	$134,412	$86,108	$185,089	$1,830	$—	$407,439
Collectively evaluated for impairment	24,781,003	12,631,422	17,009,236	4,614,964	—	59,036,625
Purchased impaired	—	—	—	—	344,650	344,650
Purchased nonimpaired	37,773	44,981	1,044	5,522	129,192	218,512
Total loans	$24,953,188	$12,762,511	$17,195,369	$4,622,316	$473,842	$60,007,226

December 31, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$11,158	$8,466	$42,277	$1,532	$—	$63,433
Collectively evaluated for impairment	287,105	129,767	112,350	88,037	—	617,259
Purchased impaired	—	—	—	—	2,066	2,066
Purchased nonimpaired	1,219	—	—	322	742	2,283
Total allowance for loan losses	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Ending balance of loans:
Individually evaluated for impairment	$48,173	$105,608	$195,462	$1,827	$—	$351,070
Collectively evaluated for impairment	23,745,149	11,896,943	16,665,930	4,145,880	—	56,453,902
Purchased impaired	—	—	—	—	361,572	361,572
Purchased nonimpaired	35,215	29,307	1,016	6,084	133,618	205,240
Total loans	$23,828,537	$12,031,858	$16,862,408	$4,153,791	$495,190	$57,371,784

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	June 30, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$7,751	$15,140	$—	$126,661	$131,299	$27,131
Real estate – construction	3,492	4,006	—	2,526	2,571	835
Commercial real estate – mortgage	22,249	23,330	—	57,841	62,294	4,191
Residential real estate – mortgage	6,772	6,772	—	102,577	102,577	6,523
Equity lines of credit	—	—	—	26,659	27,071	23,103
Equity loans	—	—	—	49,081	49,593	7,172
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	196	196	196
Consumer indirect	—	—	—	1,634	1,634	1,417
Total loans	$40,264	$49,248	$—	$367,175	$377,235	$70,568

	December 31, 2014
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$48,173	$61,552	$11,158
Real estate – construction	3,492	4,006	—	2,686	2,731	872
Commercial real estate – mortgage	22,822	23,781	—	76,608	82,005	7,594
Residential real estate – mortgage	8,795	8,795	—	107,223	107,306	9,236
Equity lines of credit	—	—	—	25,743	26,124	23,394
Equity loans	—	—	—	53,701	54,038	9,647
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	337	337	42
Consumer indirect	—	—	—	1,490	1,490	1,490
Total loans	$35,109	$36,582	$—	$315,961	$335,583	$63,433

The following table presents information on individually evaluated impaired loans, by loan class.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$95,797	$366	$88,271	$543
Real estate – construction	6,036	37	9,088	56
Commercial real estate – mortgage	82,055	537	117,404	835
Residential real estate – mortgage	110,514	694	112,862	725
Equity lines of credit	26,830	276	23,511	255
Equity loans	50,023	401	55,399	429
Credit card	—	—	—	—
Consumer direct	981	2	140	1
Consumer indirect	1,642	—	1,309	1
Total loans	$373,878	$2,313	$407,984	$2,845

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$80,339	$705	$107,546	$788
Real estate – construction	6,076	76	9,604	119
Commercial real estate – mortgage	85,117	1,117	129,376	1,777
Residential real estate – mortgage	112,220	1,389	113,913	1,444
Equity lines of credit	26,744	559	23,457	505
Equity loans	51,229	805	55,213	854
Credit card	—	—	—	—
Consumer direct	831	8	149	2
Consumer indirect	1,593	—	1,287	2
Total loans	$364,149	$4,659	$440,545	$5,491

The tables above do not include Purchased Impaired Loans, Purchased Nonimpaired Loans or loans held for sale. At June 30, 2015, there were $1.9 million and $4.7 million of recorded investment and unpaid principal balance, respectively, on Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually evaluated for impairment. There was no allowance for loan losses recorded on these loans. At December 31, 2014, there were $1.3 million and $4.7 million of recorded investment and unpaid principal balance, respectively, on Purchased Impaired Loans with credit deterioration subsequent to acquisition that were individually evaluated for impairment. There was no allowance for loan losses recorded on these loans. Purchased Nonimpaired Loans are not included in the tables above as they are evaluated collectively on a pool basis and not on an individual basis.
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

•
Internally assigned letter grades “CCC-” through “D1” correspond to the regulatory classification “Substandard.” A loan classified as substandard is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
The internally assigned letter grade “D2” corresponds to the regulatory classification “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable.

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

	Commercial
	June 30, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$24,328,227	$2,406,917	$9,962,971
Special Mention	339,112	17,077	231,340
Substandard	227,651	12,816	119,394
Doubtful	58,198	21	11,975
	$24,953,188	$2,436,831	$10,325,680

	December 31, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$23,380,541	$2,098,994	$9,514,917
Special Mention	280,934	42,176	210,337
Substandard	128,251	13,458	129,435
Doubtful	38,811	24	22,517
	$23,828,537	$2,154,652	$9,877,206

	Consumer
	June 30, 2015
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$14,094,899	$2,316,428	$621,470	$584,697	$777,339	$3,241,916
Nonperforming	108,644	36,272	17,656	7,672	3,029	7,663
	$14,203,543	$2,352,700	$639,126	$592,369	$780,368	$3,249,579

	December 31, 2014
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,810,857	$2,269,231	$614,064	$621,015	$649,832	$2,865,013
Nonperforming	111,799	35,553	20,904	9,441	3,095	5,395
	$13,922,656	$2,304,784	$634,968	$630,456	$652,927	$2,870,408

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$18,524	$7,037	$3,149	$147,051	$9,693	$185,454	$24,767,734	$24,953,188
Real estate – construction	148	512	1,157	7,777	2,212	11,806	2,425,025	2,436,831
Commercial real estate – mortgage	7,916	1,348	2,853	78,569	34,389	125,075	10,200,605	10,325,680
Residential real estate – mortgage	45,487	14,926	1,703	106,179	71,357	239,652	13,963,891	14,203,543
Equity lines of credit	7,833	4,370	2,515	33,757	—	48,475	2,304,225	2,352,700
Equity loans	5,202	1,553	1,147	16,175	38,998	63,075	576,051	639,126
Credit card	4,840	3,361	7,672	—	—	15,873	576,496	592,369
Consumer direct	7,247	2,190	2,176	853	167	12,633	767,735	780,368
Consumer indirect	47,676	8,895	2,810	4,853	—	64,234	3,185,345	3,249,579
Covered loans	5,930	3,640	44,528	136	—	54,234	419,608	473,842
Total loans	$150,803	$47,832	$69,710	$395,350	$156,816	$820,511	$59,186,715	$60,007,226

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$10,829	$5,765	$1,610	$61,157	$10,127	$89,488	$23,739,049	$23,828,537
Real estate – construction	1,954	994	477	7,964	2,112	13,501	2,141,151	2,154,652
Commercial real estate – mortgage	9,813	4,808	628	89,736	39,841	144,826	9,732,380	9,877,206
Residential real estate – mortgage	45,279	16,510	2,598	108,357	69,408	242,152	13,680,504	13,922,656
Equity lines of credit	9,929	4,395	2,679	32,874	—	49,877	2,254,907	2,304,784
Equity loans	6,357	3,268	997	19,029	41,197	70,848	564,120	634,968
Credit card	5,692	3,921	9,441	—	—	19,054	611,402	630,456
Consumer direct	9,542	1,826	2,296	799	298	14,761	638,166	652,927
Consumer indirect	35,366	7,935	2,771	2,624	—	48,696	2,821,712	2,870,408
Covered loans	6,678	4,618	47,957	114	—	59,367	435,823	495,190
Total loans	$141,439	$54,040	$71,454	$322,654	$162,983	$752,570	$56,619,214	$57,371,784
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

The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale.

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$33	$—	$128	$1,400	$1,561	$9,532	$11,093
Real estate – construction	—	—	—	516	516	2,212	2,728
Commercial real estate – mortgage	—	—	—	4,475	4,475	34,389	38,864
Residential real estate – mortgage	3,958	311	762	27,664	32,695	66,326	99,021
Equity lines of credit	—	—	—	25,490	25,490	—	25,490
Equity loans	2,540	491	334	10,083	13,448	35,633	49,081
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	29	29	167	196
Consumer indirect	—	—	—	1,634	1,634	—	1,634
Covered loans	—	—	—	16	16	—	16
Total loans	$6,531	$802	$1,224	$71,307	$79,864	$148,259	$228,123

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$11	$—	$—	$2,052	$2,063	$10,116	$12,179
Real estate – construction	—	—	—	200	200	2,112	2,312
Commercial real estate – mortgage	371	536	—	7,068	7,975	38,934	46,909
Residential real estate – mortgage	2,440	2,688	844	32,518	38,490	63,436	101,926
Equity lines of credit	—	—	—	24,519	24,519	—	24,519
Equity loans	2,182	1,124	878	12,504	16,688	37,013	53,701
Credit card	—	—	—	—	—	—	—
Consumer direct	105	—	—	40	145	193	338
Consumer indirect	—	—	—	1,490	1,490	—	1,490
Covered loans	—	—	—	17	17	—	17
Total loans	$5,109	$4,348	$1,722	$80,408	$91,587	$151,804	$243,391
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended June 30, 2015, $600 thousand of TDR modifications included an interest rate concession and $4.8 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended June 30, 2014, $4.5 million of TDR modifications included an interest rate concession and $6.4 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2015, $900 thousand of TDR modifications included an interest rate concession and $9.3 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2014,

$6.9 million of TDR modifications included an interest rate concession and $13.4 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$236	2	$163
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	226	3	2,656
Residential real estate – mortgage	11	2,505	46	4,124
Equity lines of credit	28	1,351	48	2,178
Equity loans	6	778	23	1,330
Credit card	—	—	—	—
Consumer direct	17	302	—	—
Consumer indirect	—	—	32	470
Covered loans	1	16	—	—

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	3	$311	2	$163
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	226	9	6,586
Residential real estate – mortgage	22	4,245	56	5,118
Equity lines of credit	59	3,264	97	4,480
Equity loans	20	1,496	41	3,317
Credit card	—	—	—	—
Consumer direct	17	302	—	—
Consumer indirect	22	379	50	672
Covered loans	2	21	—	—
For the three and six months ended June 30, 2015 and 2014, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	1	377	—	—
Commercial real estate – mortgage	—	—	1	2,198
Residential real estate – mortgage	1	96	—	—
Equity lines of credit	—	—	—	—
Equity loans	—	—	3	319
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	—	—
Covered loans	1	6	—	—

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	1	377	—	—
Commercial real estate – mortgage	1	178	1	2,198
Residential real estate – mortgage	5	743	—	—
Equity lines of credit	—	—	3	275
Equity loans	2	161	4	382
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	1	18	—	—
Covered loans	1	6	—	—
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
At June 30, 2015 and December 31, 2014, there were $927 thousand and $1.1 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned totaled $20 million and $21 million at June 30, 2015 and December 31, 2014, respectively. Other real estate owned included $15 million and $11 million of foreclosed residential real estate properties at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, there were $33 million and $26 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4) Loan Sales and Servicing
Loans held for sale were $196 million and $155 million at June 30, 2015 and December 31, 2014, respectively, and were comprised entirely of residential real estate - mortgage loans.
There were no loans transferred from the held for investment portfolio to the loans held for sale portfolio during the three and six months ended June 30, 2015. There were $14 million of loans transferred from the held for investment portfolio to the loans held for sale portfolio during the three and six months ended June 30, 2014. The Company recognized charge-offs upon transfer of these loans totaling $4 million for both the three and six months ended June 30, 2014. The Company sold loans and loans held for sale, excluding loans originated for sale in the secondary market, with a recorded balance of $10 million during the three and six months ended June 30, 2015. The Company sold loans and loans held for sale, excluding loans originated for sale in the secondary market, with a recorded balance of $39 million and $100 million, during the three and six months ended June 30, 2014, respectively.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $340 million and $585 million for the three and six months ended June 30, 2015, respectively, and $181 million and $369 million for the three and six months ended June 30, 2014, respectively. The Company recognized net gains of $11.4 million and $22.0 million on the sale of residential real estate mortgage loans originated for sale during the three and six months ended June 30, 2015, respectively, and $5.8 million and $11.3 million for the three and six months ended June 30, 2014, respectively. These gains were recorded in mortgage banking income in the Company’s Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During the three and six months ended June 30, 2015, the Company sold $339 million and $584 million, respectively, of residential real estate mortgage loans originated for sale where the Company retained servicing responsibilities. During the three and six months ended June 30, 2014, the Company sold $181 million and $369 million, respectively, of residential real estate mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of borrowers to pay when due. Residential real estate mortgage loans sold where the Company retained servicing totaled $3.8 billion and $3.3 billion, respectively, at June 30, 2015 and December 31, 2014. These loans are not included in loans on the Company’s Unaudited Condensed Consolidated Balance Sheets.
In connection with residential real estate mortgage loans sold with retained servicing, the Company receives servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $5.1 million and $9.9 million during the three and six months ended June 30, 2015, respectively. The Company recognized servicing fees of $3.7 million and $7.3 million during the three and six months ended June 30, 2014, respectively. These fees were recorded as a component of other noninterest income in the Company’s Unaudited Condensed Consolidated Statements of Income. At June 30, 2015 and December 31, 2014, the Company had recorded $41 million and $35 million of MSRs, respectively, under the fair value method in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Carrying value, at beginning of period	$35,213	$31,828	$35,488	$30,065
Additions	3,963	1,923	6,722	4,006
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	2,446	(2,085)	(146)	(1,794)
Due to other changes in fair value (1)	(751)	(562)	(1,193)	(1,173)
Carrying value, at end of period	$40,871	$31,104	$40,871	$31,104

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At June 30, 2015 and December 31, 2014, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Fair value of MSRs	$40,871	$35,488
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.3%	96.1%
Adjustable rate mortgage loans	3.7	3.9
Total	100.0%	100.0%
Weighted average life (in years)	6.2	6.2
Prepayment speed:	10.8%	10.6%
Effect on fair value of a 10% increase	$(1,494)	$(1,220)
Effect on fair value of a 20% increase	(2,881)	(2,375)
Weighted average discount rate:	10.1%	10.1%
Effect on fair value of a 10% increase	$(1,430)	$(1,291)
Effect on fair value of a 20% increase	(2,760)	(2,492)
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

	June 30, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$67,754	$28,088	$1,423,950	$69,700	$—
Total fair value hedges		67,754	28,088		69,700	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	2,100,000	4,778	85	1,100,000	1,793	1,023
Swaps related to FHLB advances	320,000	—	11,968	320,000	—	13,474
Total cash flow hedges		4,778	12,053		1,793	14,497
Total derivatives designated as hedging instruments		$72,532	$40,141		$71,493	$14,497

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward and option contracts related to held for sale mortgages	$905,500	$2,956	$518	$189,000	$18	$1,576
Equity contracts:
Purchased equity option related to equity-linked CDs	867,419	62,453	—	821,849	76,487	—
Swap associated with sale of Visa, Inc. Class B shares	58,791	—	1,470	57,393	—	1,435
Foreign exchange contracts:
Forwards related to commercial loans	577,470	2,336	3,819	602,066	5,529	612
Spots related to commercial loans	65,347	107	69	74,940	41	80
Futures contracts (3)	447,000	—	—	342,000	—	—
Interest rate lock commitments	235,237	3,482	25	180,822	2,319	1
Written equity option related to equity-linked CDs	831,221	—	60,259	795,467	—	74,319
Trading account assets and liabilities:
Interest rate contracts for customers	22,343,465	300,286	234,601	18,678,390	296,239	236,763
Commodity contracts for customers	191,683	15,775	15,689	264,491	25,569	25,448
Foreign exchange contracts for customers	427,958	8,501	7,887	425,123	8,268	7,527
Total trading account assets and liabilities		324,562	258,177		330,076	269,738
Total free-standing derivative instruments not designated as hedging instruments		$395,896	$324,337		$414,470	$347,761

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
The Company recognized no gains or losses for the three and six months ended June 30, 2015 and 2014 related to hedged firm commitments no longer qualifying as a fair value hedge. At June 30, 2015, the fair value hedges had a weighted average expected remaining term of 5.6 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2015	2014	2015	2014
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(40,151)	$811	$(30,033)	$(124)
Hedged long term debt	Interest on FHLB and other borrowings	35,536	(838)	26,123	219
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	12,178	6,016	21,744	12,032
There were no material fair value hedging gains and losses recognized because of hedge ineffectiveness for the three and six months ended June 30, 2015 and 2014.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and six months ended June 30, 2015 and 2014. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and six months ended June 30, 2015 and 2014.
At June 30, 2015, cash flow hedges not terminated had a net fair value of $(7.3) million and a weighted average life of 1.9 years. Based on the current interest rate environment, $3.5 million of gains are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 6.1 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$1,013	$(875)	$3,072	$(1,682)
Amount reclassified from accumulated other comprehensive income into net interest income	1,807	(564)	2,854	(1,727)
Amount of ineffectiveness recognized in net interest income	—	—	—	—
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2015	2014	2015	2014
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	2	(157)	49	(233)
Option contracts related to mortgage servicing rights	Mortgage banking income	—	41	(195)	41
Interest rate contracts:
Forward and option contracts related to residential mortgage loans held for sale	Mortgage banking income	4,396	(2,594)	3,996	(4,148)
Interest rate lock commitments	Mortgage banking income	(1,530)	2,139	1,139	2,931
Interest rate contracts for customers	Corporate and correspondent investment sales	11,890	4,040	16,529	9,158
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	(5)	(105)	9	(97)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(7,747)	2,929	(14,035)	6,707
Written equity option related to equity-linked CDs	Other expense	7,700	(2,865)	14,060	(6,544)
Foreign currency contracts:
Forward contracts related to commercial loans	Other income	(23,483)	(11,943)	23,084	(17,430)
Spot contracts related to commercial loans	Other income	3,375	2,527	(3,520)	3,407
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	481	177	861	370
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

Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At June 30, 2015, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $325 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and six months ended June 30, 2015. There were $727 thousand and $726 thousand, respectively, in net credit losses associated with derivative instruments classified as trading for the three and six months ended June 30, 2014. At June 30, 2015 and December 31, 2014, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at June 30, 2015 have credit risk of $73 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, there were no nonperforming derivative positions classified as nontrading.
As of June 30, 2015 and December 31, 2014, the Company had recorded the right to reclaim cash collateral of $135 million and $46 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $46 million and $62 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2015 was $49 million for which the Company has collateral requirements of $48 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on June 30, 2015, the Company’s collateral requirements to its counterparties would have increased by $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2014 was $65 million for which the Company had collateral requirements of $62 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2014, the Company’s collateral requirements to its counterparties would have increased by $4 million.
Netting of Derivative Instruments
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

The following represents the Company’s total gross derivative instrument assets and liabilities subject to an enforceable master netting arrangement. The derivative instruments the Company has with its customers are not subject to an enforceable master netting arrangement.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2015
Derivative financial assets:
Subject to a master netting arrangement	$223,166	$—	$223,166	$—	$36,739	$186,427
Not subject to a master netting arrangement	245,262	—	245,262	—	—	245,262
Total derivative financial assets	$468,428	$—	$468,428	$—	$36,739	$431,689

Derivative financial liabilities:
Subject to a master netting arrangement	$278,220	$—	$278,220	$28,835	$132,340	$117,045
Not subject to a master netting arrangement	86,258	—	86,258	—	—	86,258
Total derivative financial liabilities	$364,478	$—	$364,478	$28,835	$132,340	$203,303

December 31, 2014
Derivative financial assets:
Subject to a master netting arrangement	$225,227	$—	$225,227	$—	$58,309	$166,918
Not subject to a master netting arrangement	260,736	—	260,736	—	—	260,736
Total derivative financial assets	$485,963	$—	$485,963	$—	$58,309	$427,654

Derivative financial liabilities:
Subject to a master netting arrangement	$259,018	$—	$259,018	$29,677	$44,163	$185,178
Not subject to a master netting arrangement	103,240	—	103,240	—	—	103,240
Total derivative financial liabilities	$362,258	$—	$362,258	$29,677	$44,163	$288,418

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(6) Securities Financing Activities
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
Securities Sold Under Agreements Repurchase:
U.S. Treasury and agency securities	$3,867,485	$426,293	$453,776	$—	$4,747,554
Total	$3,867,485	$426,293	$453,776	$—	$4,747,554
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At June 30, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $4.9 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.6 billion. At December 31, 2014, the fair value of collateral received related to securities purchased under agreements to resell was $2.6 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $2.5 billion.
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial asset and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 5, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities.
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

The following represents the Company’s assets/liabilities subject to an enforceable master netting arrangement.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2015
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$5,157,723	$4,695,179	$462,544	$462,544	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$4,747,554	$4,695,179	$52,375	$52,375	$—	$—

December 31, 2014
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,100,200	$2,533,661	$566,539	$566,539	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,969,345	$2,533,661	$435,684	$435,684	$—	$—

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

	June 30, 2015	December 31, 2014
	(In Thousands)
Commitments to extend credit	$28,458,151	$28,369,666
Standby and commercial letters of credit	1,703,415	1,871,323
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At June 30, 2015 and December 31, 2014, the recorded amount of these deferred fees was $6.5 million and $5.2 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2015, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.7 billion. At June 30, 2015 and December 31, 2014, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $86 million and $94 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At June 30, 2015 and December 31, 2014, the amount of potential recourse was $19 million and $20 million, of which the Company had reserved $740 thousand and $655 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both June 30, 2015 and December 31, 2014, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At both June 30, 2015 and December 31, 2014, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $145 million. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC. See Note 3, Loans and Allowance for Loan Losses, for additional information.
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
In February 2015, the Company was named as a defendant in a lawsuit filed in the Superior Court for the State of California, County of San Diego, Morris Cerullo World Evangelism v. BBVA Compass and Jack Wilkinson, wherein the plaintiff alleges the Company wrongfully failed to honor a standby letter of credit in the amount of $5.2 million. The plaintiff's allegations in this lawsuit are virtually identical to its allegations in the earlier filed federal court lawsuit. As in that lawsuit, the plaintiff seeks $5.2 million, plus other, unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At June 30, 2015, the Company had accrued legal reserves in the amount of $13 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” At June 30, 2015, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.

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
At both June 30, 2015 and December 31, 2014, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net (losses) gains of $(2.6) million and $5.4 million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended June 30, 2015 and 2014, respectively. Net (losses) gains of $(2.1) million and $6.1 million resulting from changes in fair value of these loans were recorded in noninterest income during the six months ended June 30, 2015 and 2014, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $4.4 million and $(2.6) million for the three months ended June 30, 2015 and 2014, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $4.0 million and $(4.1) million for the six months ended June 30, 2015 and 2014, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
June 30, 2015
Residential mortgage loans held for sale	$195,616	$191,433	$4,183
December 31, 2014
Residential mortgage loans held for sale	$154,816	$148,564	$6,252
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$4,540,788	$4,540,788	$—	$—
State and political subdivisions	1,332	—	1,332	—
Other debt securities	9,428	—	9,428	—
Interest rate contracts	300,286	—	300,286	—
Commodity contracts	15,775	—	15,775	—
Foreign exchange contracts	8,501	—	8,501	—
Other trading assets	3,015	—	1,615	1,400
Total trading account assets	4,879,125	4,540,788	336,937	1,400
Loans held for sale	195,616	—	195,616	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,666,108	1,423,594	1,242,514	—
Mortgage-backed securities	4,293,833	—	4,293,833	—
Collateralized mortgage obligations	2,482,660	—	2,482,660	—
States and political subdivisions	370,781	—	370,781	—
Other debt securities	24,241	24,241	—	—
Equity securities (1)	300	49	—	251
Total investment securities available for sale	9,837,923	1,447,884	8,389,788	251
Derivative assets:
Interest rate contracts	78,970	—	75,488	3,482
Equity contracts	62,453	—	62,453	—
Foreign exchange contracts	2,443	—	2,443	—
Total derivative assets	143,866	—	140,384	3,482
Other assets	40,871	—	—	40,871
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$4,829,553	$4,829,553	$—	$—
Other debt securities	2,525	—	2,525	—
Interest rate contracts	234,601	—	234,601	—
Commodity contracts	15,689	—	15,689	—
Foreign exchange contracts	7,887	—	7,887	—
Other trading liabilities	76	—	76	—
Total trading account liabilities	5,090,331	4,829,553	260,778	—
Derivative liabilities:
Interest rate contracts	40,684	—	40,659	25
Equity contracts	60,259	—	60,259	—
Foreign exchange contracts	3,888	—	3,888	—
Total derivative liabilities	104,831	—	104,806	25

(1)	Excludes $555 million of FHLB and Federal Reserve stock required to be owned by the Company at June 30, 2015. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and six months ended June 30, 2015 and 2014. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, April 1, 2014	$1,692	$6	$1,682	$31,828
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	17	—	2,139	(2,647)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	1,923
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2014	$1,709	$6	$3,821	$31,104
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2014	$17	$—	$2,139	$(2,647)

Balance, April 1, 2015	$1,436	$80	$4,987	$35,213
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(36)	—	(1,530)	1,695
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	171	—	—
Issuances	—	—	—	3,963
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2015	$1,400	$251	$3,457	$40,871
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2015	$(36)	$—	$(1,530)	$1,695

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2014	$1,645	$6	$890	$30,065
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	64	—	2,931	(2,967)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	4,006
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2014	$1,709	$6	$3,821	$31,104
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2014	$64	$—	$2,931	$(2,967)

Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(190)	—	1,139	(1,339)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	247	—	—
Issuances	—	—	—	6,722
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2015	$1,400	$251	$3,457	$40,871
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2015	$(190)	$—	$1,139	$(1,339)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three and six months ended June 30, 2015 and 2014 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$15,621	$—	$—	$15,621	$(1,013)	$(1,298)
Impaired loans (1)	179,288	—	—	179,288	(1,549)	(4,853)
OREO	20,188	—	—	20,188	(923)	(2,182)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,690	$—	$—	$3,690	$(34)	$(180)
Impaired loans (1)	131,622	—	—	131,622	(14,532)	(18,875)
OREO	21,113	—	—	21,113	(689)	(1,582)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	June 30, 2015	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,400	Discounted cash flow	Default rate	8.3%
			Prepayment rate	5.6% - 9.9% (7.4%)
Interest rate contracts	3,457	Discounted cash flow	Closing ratios (pull-through)	6.9% - 98.7% (65.7%)
			Cap grids	0.2% - 2.5% (1.1%)
Other assets - MSRs	40,871	Discounted cash flow	Discount rate	10.0% - 11.0% (10.1%)
			Constant prepayment rate or life speed	6.1% - 51.5% (10.8%)
			Cost to service	$64 - $766 ($67)
Nonrecurring fair value measurements:
Investment securities held to maturity	$15,621	Discounted cash flow	Prepayment rate	9.6%
			Default rate	7.5%
			Loss severity	61.2%
			Expected loss	7.9%
Impaired loans	179,288	Appraised value	Appraised value	0.0% - 100.0% (26.7%)
OREO	20,188	Appraised value	Appraised value	8.0%
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,865,421	$3,865,421	$3,865,421	$—	$—
Investment securities held to maturity	1,375,075	1,281,338	—	—	1,281,338
Loans, net	59,285,755	56,569,439	—	—	56,569,439
Liabilities:
Deposits	$62,499,369	$62,602,507	$—	$62,602,507	$—
FHLB and other borrowings	6,778,066	6,780,159	—	6,780,159	—
Federal funds purchased and securities sold under agreements to repurchase	623,400	623,400	—	623,400	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,388,405	$3,388,405	$3,388,405	$—	$—
Investment securities held to maturity	1,348,354	1,275,963	—	—	1,275,963
Loans, net	56,686,743	54,551,442	—	—	54,551,442
Liabilities:
Deposits	$61,189,716	$61,263,812	$—	$61,263,812	$—
FHLB and other borrowings	4,809,843	4,786,152	—	4,786,152	—
Federal funds purchased and securities sold under agreements to repurchase	1,129,503	1,129,503	—	1,129,503	—
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

	Three Months Ended June 30,
	2015			2014
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$(43,935)	$(19,124)	$(24,811)	$40,454	$14,539	$25,915
Less: reclassification adjustment for net gains on sale of securities in net income	27,399	11,927	15,472	21,464	7,712	13,752
Net change in unrealized gains (losses) on securities available for sale	(71,334)	(31,051)	(40,283)	18,990	6,827	12,163
Change in unamortized net holding losses on investment securities held to maturity	3,531	1,537	1,994	2,694	967	1,727
Less: non-credit related impairment on investment securities held to maturity	—	—	—	—	—	—
Change in unamortized non-credit related impairment on investment securities held to maturity	456	198	258	369	132	237
Net change in unamortized holding losses on securities held to maturity	3,987	1,735	2,252	3,063	1,099	1,964
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	1,795	782	1,013	(1,365)	(490)	(875)
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income (loss)	$(65,552)	$(28,534)	$(37,018)	$20,688	$7,436	$13,252

	Six Months Ended June 30,
	2015			2014
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains arising during period from securities available for sale	$20,855	$9,078	$11,777	$81,416	$29,261	$52,155
Less: reclassification adjustment for net gains on sale of securities in net income	60,231	26,219	34,012	37,898	13,620	24,278
Net change in unrealized gains (losses) on securities available for sale	(39,376)	(17,141)	(22,235)	43,518	15,641	27,877
Change in unamortized net holding losses on investment securities held to maturity	6,673	2,905	3,768	7,468	2,683	4,785
Less: non-credit related impairment on investment securities held to maturity	87	38	49	235	84	151
Change in unamortized non-credit related impairment on investment securities held to maturity	732	318	414	754	271	483
Net change in unamortized holding losses on securities held to maturity	7,318	3,185	4,133	7,987	2,870	5,117
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	5,441	2,369	3,072	(2,626)	(944)	(1,682)
Change in defined benefit plans	2,716	1,001	1,715	(2,672)	(1,001)	(1,671)
Other comprehensive income (loss)	$(23,901)	$(10,586)	$(13,315)	$46,207	$16,566	$29,641

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss) before reclassifications	52,155	(2,789)	—	(151)	49,215
Amounts reclassified from accumulated other comprehensive income (loss)	(19,493)	1,107	(1,671)	483	(19,574)
Net current period other comprehensive income (loss)	32,662	(1,682)	(1,671)	332	29,641
Balance, June 30, 2014	$1,172	$(6,971)	$(43,592)	$(8,904)	$(58,295)

Balance, January 1, 2015	$4,469	$(7,189)	$(41,121)	$(7,516)	$(51,357)
Other comprehensive income (loss) before reclassifications	11,777	4,684	—	(49)	16,412
Amounts reclassified from accumulated other comprehensive income (loss)	(30,244)	(1,612)	1,715	414	(29,727)
Net current period other comprehensive income (loss)	(18,467)	3,072	1,715	365	(13,315)
Balance, June 30, 2015	$(13,998)	$(4,117)	$(39,406)	$(7,151)	$(64,672)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Unrealized Gains on Securities Available for Sale and Transferred to Held to Maturity	$27,399	$21,464	$60,231	$37,898	Investment securities gains, net
	(3,531)	(2,694)	(6,673)	(7,468)	Interest on investment securities held to maturity
	23,868	18,770	53,558	30,430
	(10,390)	(6,745)	(23,314)	(10,937)	Income tax expense
	$13,478	$12,025	$30,244	$19,493	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$3,526	$1,212	$6,339	$1,824	Interest and fees on loans
	(1,719)	(1,776)	(3,485)	(3,551)	Interest and fees on FHLB advances
	1,807	(564)	2,854	(1,727)
	(786)	203	(1,242)	620	Income tax (expense) benefit
	$1,021	$(361)	$1,612	$(1,107)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(2,716)	$2,672	(2)
	—	—	1,001	(1,001)	Income tax (expense) benefit
	$—	$—	$(1,715)	$1,671	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(456)	$(369)	$(732)	$(754)	Interest on investment securities held to maturity
	198	132	318	271	Income tax benefit
	$(258)	$(237)	$(414)	$(483)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2014, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$176,360	$134,941
Net income taxes paid	76,448	28,025
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$9,229	$11,614
Change in unrealized gain (loss) on available for sale securities	(39,376)	43,518
Issuance of restricted stock, net of cancellations	458	(1,060)
Business combinations:
Assets acquired	—	117,068
Liabilities assumed	—	18,329

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

During the first quarter of 2015, the Company reorganized its internal management structure and, accordingly, its segment reporting structure. As a result of this reorganization, the Wealth and Retail and Commercial operating segments were combined into one operating segment, Consumer and Commercial Banking. Prior periods' information has been restated to conform to the current periods' presentation. The Company's reportable operating segments now consist of Consumer and Commercial Banking, Corporate and Investment Banking, Treasury, and Corporate Support and Other.

The following tables present the segment information for the Company’s segments.

	Three Months Ended June 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$494,464	$39,078	$416	$(41,976)	$491,982
Allocated provision for loan losses	21,072	6,275	—	18,802	46,149
Noninterest income	192,596	47,213	29,336	(10,576)	258,569
Noninterest expense	426,040	39,103	4,930	49,563	519,636
Net income (loss) before income tax expense (benefit)	239,948	40,913	24,822	(120,917)	184,766
Income tax expense (benefit)	83,982	14,319	8,688	(58,873)	48,116
Net income (loss)	155,966	26,594	16,134	(62,044)	136,650
Less: net income attributable to noncontrolling interests	156	—	434	—	590
Net income (loss) attributable to shareholder	$155,810	$26,594	$15,700	$(62,044)	$136,060
Average assets	$53,620,135	$12,955,832	$14,188,771	$7,101,212	$87,865,950

	Three Months Ended June 30, 2014
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$464,614	$35,429	$3,632	$(4,901)	$498,774
Allocated provision for loan losses	38,252	8,294	—	(1,294)	45,252
Noninterest income	173,768	45,855	25,755	(9,933)	235,445
Noninterest expense	429,214	40,543	3,397	72,108	545,262
Net income (loss) before income tax expense (benefit)	170,916	32,447	25,990	(85,648)	143,705
Income tax expense (benefit)	63,666	12,086	9,681	(49,303)	36,130
Net income (loss)	107,250	20,361	16,309	(36,345)	107,575
Less: net income attributable to noncontrolling interests	65	—	439	—	504
Net income (loss) attributable to shareholder	$107,185	$20,361	$15,870	$(36,345)	$107,071
Average assets	$49,120,763	$7,270,019	$12,738,181	$6,875,978	$76,004,941

	Six Months Ended June 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$976,875	$78,963	$18,798	$(73,625)	$1,001,011
Allocated provision for loan losses	51,418	17,248	—	19,514	88,180
Noninterest income	368,930	96,700	63,192	(20,983)	507,839
Noninterest expense	851,399	78,539	10,027	102,390	1,042,355
Net income (loss) before income tax expense (benefit)	442,988	79,876	71,963	(216,512)	378,315
Income tax expense (benefit)	155,046	27,957	25,187	(108,292)	99,898
Net income (loss)	287,942	51,919	46,776	(108,220)	278,417
Less: net income attributable to noncontrolling interests	384	—	863	—	1,247
Net income (loss) attributable to shareholder	$287,558	$51,919	$45,913	$(108,220)	$277,170
Average assets	$53,115,618	$12,398,186	$13,882,551	$7,087,874	$86,484,229

	Six Months Ended June 30, 2014
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$918,481	$67,506	$8,256	$(170)	$994,073
Allocated provision for loan losses	74,873	9,304	—	(1,659)	82,518
Noninterest income	348,025	93,090	47,768	(34,110)	454,773
Noninterest expense	859,138	71,757	7,037	126,197	1,064,129
Net income (loss) before income tax expense (benefit)	332,495	79,535	48,987	(158,818)	302,199
Income tax expense (benefit)	123,854	29,627	18,248	(92,032)	79,697
Net income (loss)	208,641	49,908	30,739	(66,786)	222,502
Less: net income attributable to noncontrolling interests	82	—	875	—	957
Net income (loss) attributable to shareholder	$208,559	$49,908	$29,864	$(66,786)	$221,545
Average assets	$48,454,875	$6,846,662	$12,537,345	$6,850,469	$74,689,351
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

	June 30, 2015	December 31, 2014
	(In Thousands)
Derivative contracts:
Cash flow hedges	$595	$1,693
Free-standing derivatives not designated as hedging instruments	(7,385)	9,512
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

	June 30, 2015	December 31, 2014
	(In Thousands)
Securities purchased under agreements to resell	$2,554	$97,970
Securities sold under agreements to repurchase	—	435,684

Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At June 30, 2015 there was $150 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. At December 31, 2014 there were no amounts outstanding under either of these agreements.

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
Executive Overview
General
Notable accomplishments for the Company during the three months ended June 30, 2015 included the following:

•	Balance sheet growth remained strong as total assets were $88.5 billion at June 30, 2015, an increase of 3.5% from March 31, 2015.

•	Total loans at June 30, 2015 were $60.0 billion, up 2.5% from March 31, 2015.

•
Nonperforming assets ratio of 0.81% remained at historically low levels at June 30, 2015. Net charge-offs were 0.18% of average loans for the three months ended June 30, 2015 compared to 0.28% of average loans for the three months ended June 30, 2014.

•	On April 10, 2015, the Bank completed the sale of $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025.
Financial Performance
Consolidated net income attributable to shareholder for the three months ended June 30, 2015 was $136.1 million compared to $107.1 million earned during the three months ended June 30, 2014. The increase in net income attributable to shareholder was primarily due to an increase in noninterest income as well as a decrease in noninterest expense, offset in part by a decrease in net interest income and an increase in income tax expense.
Net interest income totaled $492.0 million for the three months ended June 30, 2015 compared to $498.8 million for the three months ended June 30, 2014. The net interest margin for the three months ended June 30, 2015 was 2.69%, a decline of 53 basis points compared to 3.22% for the three months ended June 30, 2014. The decrease in net interest margin for the three months ended June 30, 2015 was driven by lower yields on earning assets.
The provision for loan losses was $46.1 million for the three months ended June 30, 2015 compared to $45.3 million of provision for loan losses for the three months ended June 30, 2014. Net charge-offs for the three months ended June 30, 2015 totaled $26.5 million which represented an $11.6 million decrease compared to $38.2 million for the three months ended June 30, 2014.
Noninterest income was $258.6 million, an increase of $23.1 million compared to the three months ended June 30, 2014. The increase in noninterest income was largely attributable to a $14.5 million increase in investment banking and advisory fees, a $6.4 million increase in mortgage banking income, as well as a $5.9 million increase in investment securities gains.

Noninterest expense was $519.6 million for the three months ended June 30, 2015, a decrease of $25.6 million compared to the three months ended June 30, 2014. The lower level of noninterest expense was primarily attributable to an $18.0 million decrease in FDIC indemnification expense and a $13.5 million decrease in other noninterest expense primarily due to a decrease in the provision for unfunded commitments.
Income tax expense was $48.1 million for the three months ended June 30, 2015 compared to $36.1 million for the three months ended June 30, 2014. This resulted in an effective tax rate of 26.0% for 2015 and 25.1% for 2014. The increase in the effective tax rate for the three months ended June 30, 2015 was primarily driven by an increase in net income before income tax expense relative to permanent income tax differences in 2015.
The Company's total assets at June 30, 2015 were $88.5 billion, an increase of $5.3 billion from December 31, 2014 levels. Total loans, excluding loans held for sale, were $60.0 billion at June 30, 2015, an increase of $2.6 billion or 4.6% from year-end December 31, 2014 levels. The growth in loans was primarily due to increases in commercial loans, residential mortgages and indirect auto lending. Deposits increased $1.3 billion or 2.1% compared to December 31, 2014, driven by a 2.4% increase in transaction accounts, which was fueled by an increase in noninterest bearing deposits.
Total shareholder's equity at June 30, 2015 was $12.2 billion, an increase of $223 million compared to December 31, 2014.
Capital
Beginning January 1, 2015, the Company began the transition period for the Basel III capital rules. As such, the Company will report Basel III capital ratios under the phase-in provisions for regulatory reporting purposes. Under these new provisions, the Company's Tier1 and CET1 ratios were 10.63% and 10.57%, respectively, at June 30, 2015 under the phase in provisions.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at June 30, 2015 and December 31, 2014 without regulatory approval.
The Parent paid common dividends totaling $35 million to its sole shareholder, BBVA, during the three months ended June 30, 2015. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
During the three months ended June 30, 2015, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $136.1 million and $107.1 million for the three months ended June 30, 2015 and 2014, respectively. Consolidated net income attributable to shareholder totaled $277.2 million and $221.5 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s results of operations for the three and six months ended June 30, 2015 reflected higher noninterest income due to higher levels of investment banking and advisory fees, mortgage banking income and investment securities gains as well as lower noninterest expense primarily due to a decrease in FDIC indemnification expense.

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
Three Months Ended June 30, 2015 and 2014
Net interest income totaled $492.0 million for the three months ended June 30, 2015 compared to $498.8 million for the three months ended June 30, 2014.
Net interest income on a fully taxable equivalent basis totaled $510.7 million for the three months ended June 30, 2015 compared with $516.7 million for the three months ended June 30, 2014. Net interest income on a fully taxable equivalent basis decreased $6.1 million in 2015 compared to 2014. The decrease in net interest income was primarily the result of an increase in total interest bearing liabilities driven by higher balances in total interest bearing deposits, FHLB and other borrowings, and other short-term borrowings. Offsetting this decrease was an increase in total interest earnings assets due to an increase in the balances of loans, investment securities, and trading account securities for the three months ended June 30, 2015 compared to the same period in 2014.
Net interest margin was 2.69% for the three months ended June 30, 2015 compared to 3.22% for the three months ended June 30, 2014. The 53 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin has been impacted by a $4.1 billion increase in the average balance of trading account securities and a $4.4 billion increase in the average balance of other short term borrowings due to an increase in U.S. Treasury long and short positions held by BSI.
The fully taxable equivalent yield for the three months ended June 30, 2015 for the loan portfolio was 3.66% compared to 3.97% for the same period in 2014. The yield on non-covered loans for the three months ended June 30, 2015 was 3.61% compared to 3.68% for the corresponding period in 2014. The yield on covered loans for the three months ended June 30, 2015 was 10.55% compared to 27.29% for the corresponding period in 2014. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Upon expiration, the income associated with these commercial loans is now included in non-covered loans interest income. The decrease in yield on covered loans was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the investment securities portfolio was 2.08% for the three months ended June 30, 2015, compared to 2.34% for the three months ended June 30, 2014. The 26 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates due to a lower rate environment.
The yield on trading account securities decreased to 1.34% for the three months ended June 30, 2015 compared to 2.76% for the three months ended June 30, 2014 due to an increase in U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.60% for the three months ended June 30, 2015 compared to 0.59% for the three months ended June 30, 2014.
The average rate paid on FHLB and other borrowings for the three months ended June 30, 2015 was 1.84% compared to 1.58% for the corresponding period in 2014. The 26 basis point increase is primarily related to the $1 billion issuance of senior notes in September 2014 and the $700 million issuance of subordinated notes in April 2015 under the Global Bank Note program.
The average rate on other short-term borrowings decreased 83 basis points to 1.40% for the three months ended June 30, 2015 due to the effect of the increase in U.S. Treasury short positions held by BSI.

Six Months Ended June 30, 2015 and 2014
Net interest income totaled $1.0 billion for the six months ended June 30, 2015 compared to $994.1 million for the six months ended June 30, 2014.
Net interest income on a fully taxable equivalent basis totaled $1.0 billion for both the six months ended June 30, 2015 and 2014.
Net interest margin was 2.80% for the six months ended June 30, 2015 compared to 3.28% for the six months ended June 30, 2014. The 48 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin was impacted by the increase in the average balance of trading account securities and the increase in the average balance of other short term borrowings primarily due to an increase in U.S. Treasury long and short positions held by BSI.
The fully taxable equivalent yield for the six months ended June 30, 2015 for the loan portfolio was 3.75 % compared to 4.02 % for the same period in 2014. The yield on non-covered loans for the six months ended June 30, 2015 was 3.69 % compared to 3.70 % for the corresponding period in 2014. The yield on covered loans for the six months ended June 30, 2015 was 11.64 % compared to 27.95 % for the corresponding period in 2014. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Upon expiration, the income associated with these commercial loans is now included in non-covered loans interest income. The decrease in yield on covered loans was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the investment securities portfolio was 2.10% for the six months ended June 30, 2015, compared to 2.40% for the six months ended June 30, 2014. The 30 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities, and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates due to a lower rate environment.
The yield on trading account securities was 1.32% for the six months ended June 30, 2015 compared to 2.64% for the six months ended June 30, 2014 due to an increase in U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.62% for the six months ended June 30, 2015 compared to 0.57% for the six months ended June 30, 2014.
The average rate on FHLB and other borrowings for the six months ended June 30, 2015 was 1.74% compared to 1.57% for the corresponding period in 2014. The increase in rate is primarily related to the $1 billion issuance of senior notes in September 2014 and the $700 million issuance of subordinated notes in April 2015 under the Global Bank Note program.
The average rate on other short-term borrowing was 1.37% for the six months ended June 30, 2015 compared to 1.65% for six months ended June 30, 2014 due to the effect of the increase in U.S. Treasury short positions held by BSI.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$59,268,867	$533,141	3.61%	$53,255,478	$488,073	3.68%	$100,933	$(55,865)	$45,068
Covered loans	477,350	12,560	10.55	668,780	45,499	27.29	(10,482)	(22,457)	(32,939)
Loans (1) (2) (3)	59,746,217	545,701	3.66	53,924,258	533,572	3.97	90,451	(78,322)	12,129
Investment securities – AFS (tax exempt) (3)	380,755	3,695	3.89	496,418	5,250	4.24	(1,149)	(407)	(1,556)
Investment securities – AFS (taxable)	9,727,801	45,798	1.89	8,337,173	44,835	2.16	26,196	(25,233)	963
Total investment securities – AFS	10,108,556	49,493	1.96	8,833,591	50,085	2.27	25,047	(25,640)	(593)
Investment securities – HTM (tax exempt) (3)	1,134,055	8,816	3.12	1,168,503	8,775	3.01	(1,111)	1,152	41
Investment securities – HTM (taxable)	237,851	1,184	2.00	295,139	1,291	1.75	(370)	263	(107)
Total investment securities - HTM	1,371,906	10,000	2.92	1,463,642	10,066	2.76	(1,481)	1,415	(66)
Trading account securities (3)	4,145,475	13,833	1.34	84,212	580	2.76	15,486	(2,233)	13,253
Other (4) (5)	643,719	1,362	0.85	24,524	42	0.69	1,308	12	1,320
Total earning assets	76,015,873	620,389	3.27	64,330,227	594,345	3.71	130,811	(104,768)	26,043
Noninterest earning assets:
Cash and due from banks	3,558,655			3,355,594
Allowance for loan losses	(704,594)			(707,222)
Net unrealized gain (loss) on investment securities available for sale	56,537			44,959
Other noninterest earning assets	8,939,479			8,981,383
Total assets	$87,865,950			$76,004,941
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,268,321	2,888	0.16	$7,244,052	3,098	0.17	71	(281)	(210)
Savings and money market accounts	23,459,544	21,307	0.36	20,967,214	20,000	0.38	6,404	(5,097)	1,307
Certificates and other time deposits	12,719,337	40,911	1.29	12,876,734	37,748	1.18	(2,916)	6,079	3,163
Foreign office deposits	186,876	95	0.20	119,530	55	0.18	34	6	40
Total interest bearing deposits	43,634,078	65,201	0.60	41,207,530	60,901	0.59	3,593	707	4,300
FHLB and other borrowings	6,000,934	27,540	1.84	4,100,456	16,184	1.58	8,404	2,952	11,356
Federal funds purchased and securities sold under agreements to repurchase (5)	884,282	1,702	0.77	876,593	437	0.20	4	1,261	1,265
Other short-term borrowings	4,387,467	15,291	1.40	17,282	96	2.23	15,458	(263)	15,195
Total interest bearing liabilities	54,906,761	109,734	0.80	46,201,861	77,618	0.67	27,459	4,657	32,116
Noninterest bearing deposits	18,988,231			16,342,035
Other noninterest bearing liabilities	1,737,836			1,637,211
Total liabilities	75,632,828			64,181,107
Shareholder’s equity	12,233,122			11,823,834
Total liabilities and shareholder’s equity	$87,865,950			$76,004,941
Net interest income/net interest spread		$510,655	2.47%		$516,727	3.04%	$103,352	$(109,425)	$(6,073)
Net interest margin			2.69%			3.22%
Taxable equivalent adjustment		18,673			17,953
Net interest income		$491,982			$498,774

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			Change Due To
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Volume	Yield/Rate	Total
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$58,799,802	$1,075,750	3.69%	$52,244,509	$957,897	3.70%	$124,085	$(6,232)	$117,853
Covered loans	482,409	27,840	11.64	694,654	96,267	27.95	(23,515)	(44,912)	(68,427)
Loans (1) (2) (3)	59,282,211	1,103,590	3.75	52,939,163	1,054,164	4.02	100,570	(51,144)	49,426
Investment securities – AFS (tax exempt) (3)	403,391	8,056	4.03	503,691	10,704	4.29	(2,033)	(615)	(2,648)
Investment securities – AFS (taxable)	9,630,598	91,167	1.91	8,239,896	90,375	2.21	27,990	(27,198)	792
Total investment securities – AFS	10,033,989	99,223	1.99	8,743,587	101,079	2.33	25,957	(27,813)	(1,856)
Investment securities – HTM (tax exempt) (3)	1,122,986	17,303	3.11	1,183,200	17,733	3.02	(1,571)	1,140	(431)
Investment securities – HTM (taxable)	243,196	2,360	1.96	301,205	2,706	1.81	(862)	517	(345)
Total investment securities - HTM	1,366,182	19,663	2.90	1,484,405	20,439	2.78	(2,433)	1,657	(776)
Trading account securities (3)	3,581,831	23,447	1.32	83,918	1,099	2.64	24,273	(1,925)	22,348
Other (4) (5)	560,145	2,358	0.85	23,481	89	0.76	2,240	29	2,269
Total earning assets	74,824,358	1,248,281	3.36	63,274,554	1,176,870	3.75	150,607	(79,196)	71,411
Noninterest earning assets:
Cash and due from banks	3,301,756			3,263,914
Allowance for loan losses	(698,100)			(704,997)
Net unrealized gain (loss) on investment securities available for sale	61,773			41,770
Other noninterest earning assets	8,994,442			8,814,110
Total assets	$86,484,229			$74,689,351
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,450,170	5,925	0.16	$7,366,899	6,095	0.17	177	(347)	(170)
Savings and money market accounts	23,623,954	48,205	0.41	20,278,379	35,666	0.35	6,363	6,176	12,539
Certificates and other time deposits	12,667,221	80,556	1.28	12,620,073	72,239	1.15	290	8,027	8,317
Foreign office deposits	168,015	168	0.20	121,325	117	0.19	46	5	51
Total interest bearing deposits	43,909,360	134,854	0.62	40,386,676	114,117	0.57	6,876	13,861	20,737
FHLB and other borrowings	5,443,890	46,646	1.74	4,194,210	32,548	1.57	10,446	3,652	14,098
Federal funds purchased and securities sold under agreements to repurchase (5)	911,894	3,028	0.67	908,703	937	0.21	3	2,088	2,091
Other short-term borrowings	3,772,277	25,539	1.37	14,931	122	1.65	25,484	(67)	25,417
Total interest bearing liabilities	54,037,421	210,067	0.79	45,504,520	147,724	0.66	42,809	19,534	62,343
Noninterest bearing deposits	18,463,787			15,999,415
Other noninterest bearing liabilities	1,807,922			1,465,001
Total liabilities	74,309,130			62,968,936
Shareholder’s equity	12,175,099			11,720,415
Total liabilities and shareholder’s equity	$86,484,229			$74,689,351
Net interest income/net interest spread		$1,038,214	2.57%		$1,029,146	3.09%	$107,798	$(98,730)	$9,068
Net interest margin			2.80%			3.28%
Taxable equivalent adjustment		37,203			35,073
Net interest income		$1,001,011			$994,073

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended June 30, 2015 and 2014
For the three months ended June 30, 2015, the Company recorded $46.1 million of provision for loan losses compared to $45.3 million of provision for loan losses for the three months ended June 30, 2014. The Company recorded net charge-offs of $26.5 million during the three months ended June 30, 2015 compared to $38.2 million during the corresponding period in 2014. Net charge-offs were 0.18% of average loans for the three months ended June 30, 2015 compared to 0.28% of average loans for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 and 2014
For the six months ended June 30, 2015, the Company recorded $88.2 million of provision for loan losses compared to $82.5 million of provision for loan losses for the six months ended June 30, 2014. The Company recorded net charge-offs of $51.8 million during the six months ended June 30, 2015 compared to $68.5 million during the corresponding period in 2014. Net charge-offs were 0.18% of average loans for the six months ended June 30, 2015 compared to 0.26% of average loans for the six months ended June 30, 2014.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Service charges on deposit accounts	$53,690	$54,958	$106,974	$108,349
Card and merchant processing fees	28,711	28,473	54,894	52,777
Retail investment sales	26,373	28,844	51,519	55,408
Investment banking and advisory fees	36,799	22,279	67,133	44,475
Asset management fees	8,435	10,535	16,531	21,293
Corporate and correspondent investment sales	7,984	7,972	14,243	16,628
Mortgage banking income	12,556	6,150	20,715	10,426
Bank owned life insurance	4,394	4,237	9,182	8,204
Investment securities gains, net	27,399	21,464	60,231	37,898
Loss on prepayment of FHLB and other borrowings, net	(3,569)	—	(6,118)	(458)
Other	55,797	50,533	112,535	99,773
Total noninterest income	$258,569	$235,445	$507,839	$454,773
Three Months Ended June 30, 2015 and 2014
Noninterest income was $258.6 million for the three months ended June 30, 2015 compared to $235.4 million for the three months ended June 30, 2014. The increase in noninterest income was largely attributable to increases in investment banking and advisory fees, mortgage banking income, investment securities gains as well as an increase in other noninterest income slightly offset by loss on prepayment of FHLB and other borrowings.

Investment banking and advisory fees primarily represents income from BSI, the Company's broker-dealer subsidiary. Income from investment banking and advisory fees increased to $36.8 million for the three months ended June 30, 2015, compared to $22.3 million for the three months ended June 30, 2014 due primarily to increases in structuring and advisory fees during the second quarter of 2015 compared to the same period in 2014.
Mortgage banking income for the three months ended June 30, 2015 was $12.6 million compared to $6.2 million for the three months ended June 30, 2014. Mortgage banking income for the three months ended June 30, 2015 included $11.3 million of origination fees and gains on sales of mortgage loans as well as gains of $1.6 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the three months ended June 30, 2014 included $3.9 million of origination fees and gains on sales of mortgage loans as well as gains of $2.4 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income for the three months ended June 30, 2015 compared to the corresponding period in 2014 was primarily driven by the lower interest rate environment during the second quarter of 2015 which contributed to higher refinance volume at higher margins compared to the same period in 2014.
Investment securities gains, net increased to $27.4 million for the three months ended June 30, 2015, compared to $21.5 million in the three months ended June 30, 2014, see "—Investment Securities" for more information related to the investment securities sales.
During the three months ended June 30, 2015, the Company prepaid approximately $445 million of FHLB advances resulting in a $3.6 million loss on the prepayment of FHLB advances and other borrowings.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended June 30, 2015, other income increased by $5.3 million primarily attributable to a $4.2 million increase in income associated with foreign currency contracts.
Six Months Ended June 30, 2015 and 2014
Noninterest income was $507.8 million for the six months ended June 30, 2015 compared to $454.8 million for the six months ended June 30, 2014. The increase in noninterest income was largely attributable to increases in investment banking and advisory fees, mortgage banking income, investment securities gains as well as an increase in other noninterest income offset in part by an increase in loss on prepayment of FHLB and other borrowings.
Income from investment banking and advisory fees increased to $67.1 million for the six months ended June 30, 2015, compared to $44.5 million for the six months ended June 30, 2014 due primarily to an increase in structuring and advisory fees and higher bond originations during 2015 compared to the same period in 2014.
Mortgage banking income for the six months ended June 30, 2015 was $20.7 million compared to $10.4 million for the six months ended June 30, 2014. Mortgage banking income for the six months ended June 30, 2015 included $19.6 million of origination fees and gains on sales of mortgage loans as well as gains of $1.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the six months ended June 30, 2014 included $8.6 million of origination fees and gains on sales of mortgage loans as well as gains of $2.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income for the six months ended June 30, 2015 compared to the corresponding period in 2014 was primarily driven by the lower interest rate environment during 2015 which contributed to higher refinance volume at higher margins compared to the same period in 2014.
Investment securities gains, net increased to $60.2 million for the six months ended June 30, 2015, compared to $37.9 million in the six months ended June 30, 2014, see "—Investment Securities" for more information related to the investment securities sales.
During the six months ended June 30, 2015, the Company prepaid approximately $595 million of FHLB advances resulting in a $6.1 million loss on the prepayment of FHLB advances and other borrowings.
For the six months ended June 30, 2015, other income increased by $12.8 million primarily due to an increase in miscellaneous fees of $8.4 million and income associated with foreign currency contracts of $5.6 million.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Salaries, benefits and commissions	$268,709	$263,301	$527,971	$525,870
Equipment	57,175	55,469	115,316	109,207
Professional services	51,119	49,790	97,678	96,189
Net occupancy	40,382	40,200	79,662	79,157
FDIC indemnification expense	12,419	30,370	41,208	61,988
Amortization of intangibles	9,889	13,631	20,576	26,165
Total securities impairment	1,013	34	1,298	180
Other	78,930	92,467	158,646	165,373
Total noninterest expense	$519,636	$545,262	$1,042,355	$1,064,129
Three Months Ended June 30, 2015 and 2014
Noninterest expense was $519.6 million for the three months ended June 30, 2015 compared to $545.3 million for the three months ended June 30, 2014. The lower level of noninterest expense was primarily attributable to decreases in FDIC indemnification expense, amortization of intangibles and other noninterest expense.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset and liability stemming from changes in credit expectations of covered loans, was $12.4 million during the three months ended June 30, 2015 compared to $30.4 million for the corresponding period in 2014. The decrease for the three months ended June 30, 2015 was primarily a result of the continued decline in the balance of the covered loan portfolio.
Amortization expense decreased by $3.7 million for the three months ended June 30, 2015 due to the lower level of intangible assets at June 30, 2015 compared to the same period in 2014.
Other noninterest expense represents FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased for the three months ended June 30, 2015 to $78.9 million compared to $92.5 million for the three months ended June 30, 2014 attributable to a $21.0 million decrease in the provision for unfunded commitments due in part to a decrease in the balance of unfunded commitments. This decrease was partially offset by a $2.5 million increase in FDIC insurance and a $1.6 million increase in marketing expense.
Six Months Ended June 30, 2015 and 2014
Noninterest expense was $1.0 billion for the six months ended June 30, 2015 compared to $1.1 billion for the six months ended June 30, 2014. The lower level of noninterest expense was primarily attributable to a decrease in FDIC indemnification expense.
FDIC indemnification expense was $41.2 million during the six months ended June 30, 2015 compared to $62.0 million for the corresponding period in 2014. The decrease for the six months ended June 30, 2015 was primarily a result of the continued decline in the balance of the covered loan portfolio.

Income Tax Expense
Three Months Ended June 30, 2015 and 2014
The Company’s income tax expense totaled $48.1 million and $36.1 million for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was 26.0% for the three months ended June 30, 2015 and 25.1% for the three months ended June 30, 2014. The increase in the effective tax rate for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily driven by an increase in net income before income tax expense relative to permanent income tax differences in 2015.
Six Months Ended June 30, 2015 and 2014
The Company’s income tax expense totaled $99.9 million and $79.7 million for the six months ended June 30, 2015 and 2014, respectively. The effective tax rate was 26.4% for both the six months ended June 30, 2015 and 2014.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $4.9 billion at June 30, 2015 compared to $2.8 billion at December 31, 2014. The $2.0 billion increase in trading account assets was attributable to an increase in U.S. Treasury securities held by BSI.
Investment Securities
As of June 30, 2015, the securities portfolio included $10.4 billion in available for sale securities and $1.4 billion in held to maturity securities for a total investment portfolio of $11.8 billion, an increase of $182 million compared with December 31, 2014.
During the six months ended June 30, 2015, the Company received proceeds of $2.3 billion related to the sale of U.S. Treasury and other U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations and states and political subdivisions classified as available for sale which resulted in net gains of $60.2 million. During the six months ended June 30, 2014, the Company received proceeds of $783 million from the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $37.9 million.
Lending Activities
Average loans and loans held for sale, net of unearned income, represented 79.2% of average interest-earnings assets at June 30, 2015, compared to 83.0% at December 31, 2014. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	June 30, 2015	December 31, 2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,953,188	$23,828,537
Real estate – construction	2,436,831	2,154,652
Commercial real estate – mortgage	10,325,680	9,877,206
Total commercial loans	$37,715,699	$35,860,395
Consumer loans:
Residential real estate – mortgage	$14,203,543	$13,922,656
Equity lines of credit	2,352,700	2,304,784
Equity loans	639,126	634,968
Credit card	592,369	630,456
Consumer direct	780,368	652,927
Consumer indirect	3,249,579	2,870,408
Total consumer loans	$21,817,685	$21,016,199
Covered loans	473,842	495,190
Total loans	$60,007,226	$57,371,784
Loans held for sale	195,616	154,816
Total loans and loans held for sale	$60,202,842	$57,526,600
Loans and loans held for sale, net of unearned income, totaled $60.2 billion at June 30, 2015, an increase of $2.7 billion from December 31, 2014. The increase in total loans was primarily driven by growth in commercial loans as well as increases in the residential real estate - mortgage and consumer indirect loan portfolios.
See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $491 million at June 30, 2015 compared to $420 million at December 31, 2014. The increase in nonperforming assets was primarily due to a $73 million increase in nonaccrual loans primarily related to the downgrade during the three months ended June 30, 2015 of certain loans in the energy portfolio. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.81% at June 30, 2015 compared with 0.73% at December 31, 2014.

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

Table 5 Potential Problem Loans

	June 30, 2015	December 31, 2014
	(In Thousands)
Commercial, financial and agricultural	$160,183	$111,919
Real estate – construction	266	214
Commercial real estate – mortgage	51,209	55,517
	$211,658	$167,650

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	June 30, 2015	December 31, 2014
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$147,051	$61,157
Real estate – construction	7,777	7,964
Commercial real estate – mortgage	78,569	89,736
Residential real estate – mortgage	106,179	108,357
Equity lines of credit	33,757	32,874
Equity loans	16,175	19,029
Credit card	—	—
Consumer direct	853	799
Consumer indirect	4,853	2,624
Covered	136	114
Total nonaccrual loans	395,350	322,654
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$395,350	$322,654
Accruing TDRs: (1)
Commercial, financial and agricultural	$9,693	$10,127
Real estate – construction	2,212	2,112
Commercial real estate – mortgage	34,389	39,841
Residential real estate – mortgage	71,357	69,408
Equity lines of credit	—	—
Equity loans	38,998	41,197
Credit card	—	—
Consumer direct	167	298
Consumer indirect	—	—
Covered	—	—
Total TDRs	156,816	162,983
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$156,816	$162,983
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$3,149	$1,610
Real estate – construction	1,157	477
Commercial real estate – mortgage	2,853	628
Residential real estate – mortgage	1,703	2,598
Equity lines of credit	2,515	2,679
Equity loans	1,147	997
Credit card	7,672	9,441
Consumer direct	2,176	2,296
Consumer indirect	2,810	2,771
Covered	44,528	47,957
Total loans 90 days past due and accruing	69,710	71,454
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$69,710	$71,454
Other real estate	$20,188	$20,600
Other repossessed assets	$4,255	$3,920

(1)	TDR totals include accruing loans 90 days past due classified as TDRs.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	June 30, 2015	December 31, 2014
	(In Thousands)
Nonaccrual loans	$395,350	$322,654
Loans 90 days or more past due and accruing (1)	69,710	71,454
TDRs 90 days or more past due and accruing	1,224	1,722
Nonperforming loans	466,284	395,830
OREO	20,188	20,600
Other repossessed assets	4,255	3,920
Total nonperforming assets	$490,727	$420,350

(1)	Excludes loans classified as TDRs.
Table 8 Asset Quality Ratios

	June 30, 2015	December 31, 2014
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	0.77%	0.69%
Nonperforming assets as a percentage of loans and loans held for sale, other real estate, and other repossessed assets (2)	0.81%	0.73%
Allowance for loan losses as a percentage of loans	1.20%	1.19%
Allowance for loan losses as a percentage of nonperforming loans (3)	154.73%	173.06%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Balance at beginning of period	$20,600	$23,228
Transfer of loans and loans held for sale to OREO	9,229	11,614
Sales of OREO	(7,459)	(12,147)
Write-downs of OREO	(2,182)	(1,582)
Balance at end of period	$20,188	$21,113

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Balance at beginning of period,	$322,540	$436,290
Additions	238,422	187,874
Returns to accrual	(21,723)	(47,934)
Loan sales	(2,942)	(68,086)
Payments and paydowns	(53,257)	(58,143)
Transfers to OREO	(9,075)	(10,002)
Charge-offs	(78,751)	(102,345)
Balance at end of period	$395,214	$337,654
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Balance at beginning period	$243,374	$310,282
New TDRs	10,223	20,336
Payments/Payoffs	(20,220)	(63,473)
Charge-offs	(2,844)	(3,624)
Loan sales	(1,982)	(2,098)
Transfer to ORE	(444)	(3,896)
Balance at end of period	$228,107	$257,527
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $228 million at June 30, 2015 from $243 million at December 31, 2014. Included in these amounts are $157 million at June 30, 2015 and $163 million at December 31, 2014 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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

Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $721 million at June 30, 2015, from $685 million at December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.20% at June 30, 2015 compared to 1.19% at December 31, 2014. Nonperforming loans were $466 million at June 30, 2015 compared to $396 million at December 31, 2014. The allowance attributable to individually impaired loans was $71 million at June 30, 2015 compared to $63 million at December 31, 2014.
Net charge-offs were 0.18% of average loans for the three months ended June 30, 2015 compared to 0.28% of average loans for the three months ended June 30, 2014. Net charge-offs were 0.18% of average loans for the six months ended June 30, 2015 compared to 0.26% of average loans for the six months ended June 30, 2014. The decrease in net charge-offs for both the three and six months ended June 30, 2015 as compared to the corresponding period in 2014 was primarily driven by decreases in the commercial, financial and agricultural, commercial and residential real estate - mortgage, equity lines of credit and equity loans portfolios offset by increases in the consumer direct and consumer indirect portfolios.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 13 Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(Dollars in Thousands)
Average loans outstanding during the period	$59,613,192	$53,810,562	$59,165,778	$52,842,956
Allowance for loan losses, beginning of period	$701,864	$707,665	$685,041	$700,719
Charge-offs:
Commercial, financial and agricultural	4,926	15,517	11,545	20,451
Real estate – construction	41	1,904	75	2,128
Commercial real estate – mortgage	794	5,401	1,395	7,823
Residential real estate – mortgage	2,924	4,257	6,076	11,523
Equity lines of credit	4,188	7,602	6,997	13,421
Equity loans	1,079	2,002	1,872	4,625
Credit card	8,226	9,645	16,758	18,979
Consumer direct	7,295	5,803	12,631	11,629
Consumer indirect	11,324	5,221	22,001	11,765
Covered	153	791	1,026	1,007
Total charge-offs	40,950	58,143	80,376	103,351
Recoveries:
Commercial, financial and agricultural	3,057	3,933	5,239	8,918
Real estate – construction	2,147	834	3,607	1,973
Commercial real estate – mortgage	123	1,339	521	1,738
Residential real estate – mortgage	1,437	2,227	3,662	3,436
Equity lines of credit	580	1,398	1,446	2,379
Equity loans	1,664	657	2,086	1,161
Credit card	684	788	1,382	1,443
Consumer direct	984	1,732	2,842	3,616
Consumer indirect	3,731	2,607	7,840	5,397
Covered	1	4,471	1	4,813
Total recoveries	14,408	19,986	28,626	34,874
Net charge-offs	26,542	38,157	51,750	68,477
Total provision for loan losses	46,149	45,252	88,180	82,518
Allowance for loan losses, end of period	$721,471	$714,760	$721,471	$714,760
Net charge-offs to average loans	0.18%	0.28%	0.18%	0.26%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of June 30, 2015 and December 31, 2014.
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
The commercial, financial and agricultural portfolio segment totaled $25.0 billion at June 30, 2015, compared to $23.8 billion at December 31, 2014. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
Beginning late in 2014, oil prices began to decline and, as a result, the Company has been closely monitoring the situation for the potential impact on its energy lending portfolio. As shown in Table 14, the Company's energy industry loan balances at June 30, 2015 were approximately $3.6 billion and represented approximately 6% of the Company's total loan portfolio. This amount is comprised of loans directly related to energy, such as refining and support, exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, and oil field services. The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of June 30, 2015, the Company has observed some negative movement of the internal risk ratings in the energy lending portfolio as indicated in Table 14. The overall level of loans rated special mention or lower in this portfolio is 4.31%. However, if the current low level of oil prices continues, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 14 Commercial, Financial and Agricultural

	June 30, 2015				December 31, 2014
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$686,814	$40	$—	$—	$576,185	$380	$—	$—
Basic Materials	1,064,239	75	—	—	1,006,900	73	—	—
Capital Goods & Industrial Services	2,361,036	14,689	20	13	2,155,565	4,673	19	—
Construction & Infrastructure	698,525	1,897	155	133	726,504	2,627	208	1,567
Consumer & Healthcare	3,066,672	9,064	459	376	2,787,797	4,673	843	2
Energy	3,620,917	52,052	118	—	3,612,145	6,186	—	—
Financial Services	1,145,623	1,213	8	—	1,402,784	223	10	3
General Corporates	1,190,544	2,791	180	1,856	1,202,276	2,899	305	38
Institutions	2,286,689	11,482	8,039	—	2,219,357	9,724	7,175	—
Leisure	1,949,294	4,116	235	7	1,832,870	3,850	248	—
Real Estate	1,713,198	2,337	—	92	1,428,412	45	—	—
Retailers	2,518,970	27,565	103	672	2,333,268	5,172	296	—
Telecoms, Technology & Media	1,230,914	19,079	—	—	1,177,541	19,157	—	—
Transportation	695,565	645	360	—	723,088	1,443	1,005	—
Utilities	724,188	6	16	—	643,845	32	18	—
Total Commercial, Financial and Agricultural	$24,953,188	$147,051	$9,693	$3,149	$23,828,537	$61,157	$10,127	$1,610

Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $10.3 billion and $9.9 billion at June 30, 2015 and December 31, 2014, respectively and real estate - construction loans totaled $2.4 billion and $2.2 billion at June 30, 2015, and December 31, 2014, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 15 Commercial Real Estate

	June 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$586,755	$7,477	$3,575	$—	$623,029	$9,328	$3,540	$—
Arizona	783,412	4,509	864	—	807,315	5,757	2,748	—
California	1,196,092	1,514	822	—	1,182,095	2,182	794	—
Colorado	455,437	9,775	11,397	—	464,992	12,996	11,364	—
Florida	909,867	6,973	162	—	908,329	7,567	168	—
New Mexico	157,224	6,036	28	—	176,896	6,149	31	—
Texas	3,175,932	28,174	2,018	2,853	3,128,072	31,494	2,446	628
Other	3,060,961	14,111	15,523	—	2,586,478	14,263	18,750	—
	$10,325,680	$78,569	$34,389	$2,853	$9,877,206	$89,736	$39,841	$628

Table 16 Real Estate – Construction

	June 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$41,942	$114	$340		$67,466	$117	$426	$—
Arizona	118,773	3,576	—	—	155,379	2,852	—	—
California	266,966	—	24	—	228,284	24	31	—
Colorado	89,407	—	—	—	74,526	—	—	—
Florida	225,966	106	—	—	161,322	88	—	—
New Mexico	10,357	130	56	—	13,977	—	72	207
Texas	1,163,091	3,230	1,792	1,157	1,013,865	4,089	1,583	270
Other	520,329	621	—	—	439,833	794	—	—
	$2,436,831	$7,777	$2,212	$1,157	$2,154,652	$7,964	$2,112	$477
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
Residential real estate - mortgage loans totaled $14.2 billion at June 30, 2015 compared to $13.9 billion at December 31, 2014. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	June 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,218,292	$11,538	$15,174	$60	$1,292,303	$12,905	$14,824	$97
Arizona	1,426,733	6,632	10,878	223	1,460,922	8,806	10,229	310
California	2,933,714	14,101	3,422	—	2,607,029	12,051	3,475	—
Colorado	1,250,445	4,065	4,232	6	1,237,629	3,304	3,557	6
Florida	1,625,111	19,028	11,676	303	1,541,425	17,322	11,317	279
New Mexico	232,024	1,166	2,173	29	243,755	1,478	2,146	—
Texas	4,968,651	23,857	20,978	1,026	5,113,914	27,156	20,425	1,487
Other	548,573	25,792	2,824	56	425,679	25,335	3,435	419
	$14,203,543	$106,179	$71,357	$1,703	$13,922,656	$108,357	$69,408	$2,598

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 18 Residential Real Estate - Mortgage

	June 30, 2015				December 31, 2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$638,030	$69,292	$25,026	$1,044	$569,353	$68,951	$25,474	$1,550
621-680	1,344,000	12,998	19,606	114	1,280,517	17,347	22,469	214
681 – 720	2,239,622	8,009	9,445	57	2,289,138	12,808	9,747	76
Above 720	8,978,185	1,495	14,368	319	8,823,328	2,205	10,573	341
Unknown	1,003,706	14,385	2,912	169	960,320	7,046	1,145	417
	$14,203,543	$106,179	$71,357	$1,703	$13,922,656	$108,357	$69,408	$2,598
Equity lines of credit and equity loans totaled $3.0 billion and $2.9 billion at June 30, 2015 and December 31, 2014, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	June 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$603,007	$9,422	$10,248	$1,480	$635,845	$9,524	$10,368	$911
Arizona	419,058	9,517	6,660	128	429,133	9,877	6,778	292
California	262,524	609	129	4	172,193	905	181	145
Colorado	221,213	6,203	3,580	15	231,088	6,636	3,961	68
Florida	403,471	9,436	7,440	699	415,537	8,178	7,064	470
New Mexico	57,422	1,356	885	88	57,917	1,387	1,030	509
Texas	975,954	12,111	9,286	1,069	951,219	14,298	11,042	1,081
Other	49,177	1,278	770	179	46,820	1,098	773	200
	$2,991,826	$49,932	$38,998	$3,662	$2,939,752	$51,903	$41,197	$3,676

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 20 Equity Loans and Lines

	June 30, 2015				December 31, 2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$235,597	$21,937	$12,025	$2,793	$248,517	$23,910	$13,684	$2,958
621-680	448,933	16,707	14,209	536	446,053	17,000	15,972	422
681 – 720	566,848	7,710	7,876	167	554,301	8,057	6,632	66
Above 720	1,709,217	2,352	4,401	—	1,668,734	2,151	4,779	191
Unknown	31,231	1,226	487	166	22,147	785	130	39
	$2,991,826	$49,932	$38,998	$3,662	$2,939,752	$51,903	$41,197	$3,676
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer direct and consumer indirect loans at June 30, 2015 were $4.6 billion, or 7.7% of the total loan portfolio compared to $4.2 billion, or 7.2% of the total loan portfolio at December 31, 2014.
Foreign Exposure
As of June 30, 2015, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.

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
At June 30, 2015, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of June 30, 2015
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term rating	BBB	Baa3	BBB+
Short-term rating	A-2	—	F2
Outlook	Stable	Stable	Stable
Compass Bank
Long-term rating (1)	BBB	Baa3	BBB+
Short term rating	A-2	P-2	F2
Outlook	Stable	Stable	Stable

(1)	Moody's Long-term rating is Senior Unsecured Rating
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

Deposits
Total deposits increased by $1.3 billion from December 31, 2014 to June 30, 2015. At June 30, 2015 and December 31, 2014, total deposits included $3.9 billion and $3.7 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	June 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$19,048,273	30.5%	$17,169,412	28.1%
Interest-bearing demand deposits	7,098,554	11.4	7,738,682	12.6
Savings and money market	23,350,015	37.3	23,438,164	38.3
Time deposits	12,842,552	20.5	12,666,959	20.7
Foreign office deposits-interest-bearing	159,975	0.3	176,499	0.3
Total deposits	$62,499,369	100.0%	$61,189,716	100.0%
Total deposits increased by $1.3 billion from December 31, 2014 to June 30, 2015 primarily due to growth in noninterest bearing demand deposits. Marketing efforts and new product rollouts were the primary drivers of the growth in noninterest bearing demand deposits.
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both June 30, 2015 and December 31, 2014, the $571 million and $694 million of federal funds purchased included in short-term borrowings was a result of customer activity.

The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at June 30, 2015
Federal funds purchased	$975,785	$766,225	0.25%	$571,025	0.27%
Securities sold under agreements to repurchase	199,560	145,669	0.10	52,375	0.21
Other short-term borrowings	4,982,154	3,772,277	1.37	4,982,154	1.39
	$6,157,499	$4,684,171		$5,605,554
Balance at December 31, 2014
Federal funds purchased	$960,935	$722,753	0.25%	$693,819	0.27%
Securities sold under agreements to repurchase	435,684	212,686	0.23	435,684	0.73
Other short-term borrowings	2,545,724	385,461	1.38	2,545,724	1.62
	$3,942,343	$1,320,900		$3,675,227
At June 30, 2015, short-term borrowings totaled $5.6 billion, an increase of $1.9 billion, or 52.5% compared to December 31, 2014. The increase in total short-term borrowings was primarily driven by a $2.4 billion increase in other short-term borrowings related to U.S. Treasury short positions held by the Parent's broker dealer subsidiary, BSI.
At June 30, 2015 and December 31, 2014, FHLB and other borrowings were $6.8 billion and $4.8 billion, respectively. In April 2015, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025. For the six months ended June 30, 2015, the Company had total proceeds of $3.6 billion received from FHLB and other borrowings and repayments were approximately $1.6 billion.
Shareholder’s Equity
Total shareholder's equity at June 30, 2015 was $12.2 billion compared to $12.0 billion at December 31, 2014, an increase of $223 million. Shareholder's equity increased $277 million due to earnings attributable to shareholder during the period offset by the payment of a $35 million common dividend to the Company's sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at June 30, 2015, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at June 30, 2015 and 2014.
Table 24 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	June 30, 2015	June 30, 2014
Rate Change
+ 200 basis points	9.16%	7.47%
+ 100 basis points	4.56	3.70
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
Table 25 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	June 30, 2015	June 30, 2014
Rate Change
+ 300 basis points	(4.63)%	(5.27)%
+ 200 basis points	(2.84)	(3.19)
+ 100 basis points	(1.31)	(1.44)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2015, the Company had derivative financial instruments outstanding with notional amounts of $31.5 billion. The estimated net fair value of open contracts was in an asset position of $104 million at June 30, 2015. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
In 2014, the Bank established a Global Bank Note Program under which the Bank may from time to time subject to market conditions, issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue. On April 10, 2015, the Bank completed the sale of $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at June 30, 2015 or December 31, 2014 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding.
During the three months ended June 30, 2015, the Parent paid common dividends totaling $35 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
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
The U.S. Basel III final rule revised the minimum regulatory capital ratio thresholds for the Company and the Bank and the well-capitalized thresholds for the Bank. The Federal Reserve Board has not yet adopted well-capitalized standards for bank holding companies under the U.S. Basel III capital framework. The U.S. Basel III capital rule introduces a new capital measure called CET1 capital, specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements and expands the scope of the deductions from and adjustments to capital as compared to previously existing regulations.
Under the U.S. Basel III capital rule, the minimum regulatory capital ratios effective as of January 1, 2015 are as follows:
•4.5% CET1 Risk-Based Capital Ratio.
•6.0% Tier 1 Risk-Based Capital Ratio.
•8.0% Total Risk-Based Capital Ratio.
•4.0% Tier 1 Leverage Ratio
The U.S. Basel III capital rule also requires a capital conservation buffer that is designed to absorb losses during periods of economic stress and that must be maintained on top of these minimum risk-based capital ratios. When U.S. Basel III is fully phased-in on January 1, 2019, the Company and Bank will be subject to a greater than 2.5% CET1 capital conservation buffer, under which they must maintain a CET1 Risk-Based Capital Ratio of greater than 7.0%, a Tier 1 Risk-Based Capital Ratio of greater than 8.5%, and a Total Risk-Based Capital Ratio of greater than 10.5%. Failure of the Company or the Bank to maintain the buffer will result in restrictions on the ability to make dividend payments, repurchase shares, and pay discretionary bonuses.
The Company regularly performs stress testing on its capital levels and is required annually to submit the Company’s capital plan to the banking regulators. In July 2015, the Federal Reserve released a proposed amendment to the capital plan and stress test rules that would, among other things, require large bank holding companies such as the Company to reflect capital issuances associated with certain planned acquisitions and dividends related to expensed employee compensation in its company-run stress test assumptions. The proposed amendments would be effective beginning with the 2016 capital planning and stress testing cycle.

The following table sets forth the Company's U.S. Basel III regulatory capital ratios at June 30, 2015 subject to transitional provisions and its Basel I regulatory capital ratios at December 31, 2014.
Table 26 Capital Ratios

	June 30, 2015 (1)	December 31, 2014 (2)
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,185,840	N/A
Tier 1 Capital	$7,228,301	$7,046,902
Total Capital	$9,032,637	$8,254,184
Ratios:
CET1 Risk-based Capital Ratio	10.57%	N/A
Tier 1 Risk-based Capital Ratio	10.63%	10.94%
Total Risk-based Capital Ratio	13.29%	12.81%
Leverage Ratio	8.74%	9.09%

(1)	Calculated using the Transitional Basel III regulatory capital methodology applicable to the Company during 2015.

(2)	Calculated using the Basel I regulatory capital methodology applicable to the Company during 2014.
N/A = not applicable
At June 30, 2015, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during the three months ended June 30, 2015. For the three months ended June 30, 2015, no payments or revenues (including fees and/or commissions) have been recorded in connection with these counter indemnities. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities will be initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During the three months ended June 30, 2015, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). For the three months ended June 30, 2015, interest charged by the BBVA Group in connection with this letter of credit totaled $2,813. However, this amount was blocked and is pending release upon authorization by the relevant Spanish authorities. Accordingly, for the three months ended June 30, 2015, no payments or revenues (including fees and/or commissions) have been recorded in connection with this letter of credit. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The bank accounts of one additional employee were closed on March 20, 2015. The two employees are Spanish citizens, and one of them has retired. Estimated gross revenues for the three months ended June 30, 2015, from embassy-related activity, which include fees and/or commissions, did not exceed $113. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: August 12, 2015	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer