Form 10-Q
period 2015-09-30
BBVA COMPASS BANCSHARES, INC
filed 2015-11-10
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CESCE	Spanish Export Credit Agency
CET1	Common Equity Tier 1
CET1 Risk Based Capital Ratio	Ratio of Common Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OAS	Option Adjusted Spread

OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Noncovered, commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(In Thousands)
Assets:
Cash and due from banks	$3,898,257	$2,764,345
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	479,207	624,060
Cash and cash equivalents	4,377,464	3,388,405
Trading account assets	4,193,506	2,834,397
Investment securities available for sale	10,803,660	10,237,275
Investment securities held to maturity (fair value of $1,268,114 and $1,275,963 at September 30, 2015 and December 31, 2014, respectively)	1,357,801	1,348,354
Loans held for sale (includes $122,758 and $154,816 measured at fair value at September 30, 2015 and December 31, 2014, respectively)	634,158	154,816
Loans	60,287,221	57,371,784
Allowance for loan losses	(722,122)	(685,041)
Net loans	59,565,099	56,686,743
Premises and equipment, net	1,309,009	1,351,479
Bank owned life insurance	697,023	694,335
Goodwill	5,060,197	5,046,847
Other intangible assets	40,701	70,784
Other real estate owned	23,762	20,600
Other assets	1,297,620	1,318,392
Total assets	$89,360,000	$83,152,427
Liabilities:
Deposits:
Noninterest bearing	$19,060,016	$17,169,412
Interest bearing	45,432,380	44,020,304
Total deposits	64,492,396	61,189,716
FHLB and other borrowings	6,216,425	4,809,843
Federal funds purchased and securities sold under agreements to repurchase	639,259	1,129,503
Other short-term borrowings	4,167,897	2,545,724
Accrued expenses and other liabilities	1,463,688	1,474,067
Total liabilities	76,979,665	71,148,853
Shareholder’s Equity:
Preferred stock — $0.01 par value:
Authorized - 30,000,000 shares at September 30, 2015 and none at December 31, 2014
Issued or outstanding — none	—	—
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both September 30, 2015 and December 31, 2014	2,230	2,230
Surplus	15,246,072	15,285,991
Accumulated deficit	(2,859,770)	(3,262,181)
Accumulated other comprehensive loss	(37,789)	(51,357)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,350,743	11,974,683
Noncontrolling interests	29,592	28,891
Total shareholder’s equity	12,380,335	12,003,574
Total liabilities and shareholder’s equity	$89,360,000	$83,152,427
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Interest income:
Interest and fees on loans	$540,517	$509,766	$1,615,753	$1,538,788
Interest on investment securities available for sale	46,646	48,363	143,058	145,706
Interest on investment securities held to maturity	6,953	6,862	20,579	21,111
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	1,659	47	4,017	136
Interest on trading account assets	14,431	933	37,877	2,027
Total interest income	610,206	565,971	1,821,284	1,707,768
Interest expense:
Interest on deposits	68,282	66,763	203,136	180,880
Interest on FHLB and other borrowings	20,422	16,399	67,068	48,947
Interest on federal funds purchased and securities sold under agreements to repurchase	2,506	447	5,534	1,384
Interest on other short-term borrowings	11,129	394	36,668	516
Total interest expense	102,339	84,003	312,406	231,727
Net interest income	507,867	481,968	1,508,878	1,476,041
Provision for loan losses	29,151	3,869	117,331	86,387
Net interest income after provision for loan losses	478,716	478,099	1,391,547	1,389,654
Noninterest income:
Service charges on deposit accounts	54,917	57,537	161,891	165,886
Card and merchant processing fees	29,024	28,682	83,918	81,459
Retail investment sales	26,055	27,645	77,574	83,053
Investment banking and advisory fees	17,842	18,750	84,975	63,226
Asset management fees	7,918	10,666	24,449	31,959
Corporate and correspondent investment sales	6,047	5,388	20,290	22,016
Mortgage banking income	554	8,498	21,269	18,924
Bank owned life insurance	4,345	4,603	13,527	12,807
Investment securities gains, net	6,736	9,710	66,967	47,608
Gain (loss) on prepayment of FHLB and other borrowings, net	—	143	(6,118)	(315)
Other	79,938	54,809	192,473	154,581
Total noninterest income	233,376	226,431	741,215	681,204
Noninterest expense:
Salaries, benefits and commissions	268,362	265,334	796,333	791,204
Equipment	58,151	56,355	173,467	165,562
Professional services	54,784	52,463	152,462	148,652
Net occupancy	39,525	39,357	119,187	118,514
FDIC indemnification expense	8,461	18,748	49,669	80,736
Amortization of intangibles	9,507	12,635	30,083	38,800
Securities impairment:
Other-than-temporary impairment	—	—	1,385	415
Less: non-credit portion recognized in other comprehensive income	—	—	87	235
Total securities impairment	—	—	1,298	180
Other	97,460	88,250	256,106	253,623
Total noninterest expense	536,250	533,142	1,578,605	1,597,271
Net income before income tax expense	175,842	171,388	554,157	473,587
Income tax expense	50,110	27,770	150,008	107,467
Net income	125,732	143,618	404,149	366,120
Less: net income attributable to noncontrolling interests	491	815	1,738	1,772
Net income attributable to shareholder	$125,241	$142,803	$402,411	$364,348
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Net income	$125,732	$143,618	$404,149	$366,120
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	27,493	(11,272)	39,270	40,883
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	3,804	6,220	37,816	30,498
Net change in unrealized holding gains (losses) on securities available for sale	23,689	(17,492)	1,454	10,385
Change in unamortized net holding losses on investment securities held to maturity	1,066	2,398	4,834	7,183
Less: non-credit related impairment on investment securities held to maturity	—	—	49	151
Change in unamortized non-credit related impairment on investment securities held to maturity	290	249	704	732
Net change in unamortized holding losses on securities held to maturity	1,356	2,647	5,489	7,764
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	1,838	(706)	4,910	(2,388)
Change in defined benefit plans	—	—	1,715	(1,671)
Other comprehensive income (loss), net of tax	26,883	(15,551)	13,568	14,090
Comprehensive income	152,615	128,067	417,717	380,210
Less: comprehensive income attributable to noncontrolling interests	491	815	1,738	1,772
Comprehensive income attributable to shareholder	$152,124	$127,252	$415,979	$378,438
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2014	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	364,348	—	1,772	366,120
Other comprehensive income, net of tax	—	—	—	14,090	—	14,090
Issuance of common stock	23	116,977	—	—	—	117,000
Dividends	—	(51,000)	—	—	(1,037)	(52,037)
Vesting of restricted stock	—	(4,702)	—	—	—	(4,702)
Restricted stock retained to cover taxes	—	(2,507)	—	—	—	(2,507)
Amortization of stock-based deferred compensation	—	1,330	—	—	—	1,330
Balance, September 30, 2014	$2,230	$15,333,316	$(3,364,389)	$(73,846)	$29,742	$11,927,053

Balance, January 1, 2015	$2,230	$15,285,991	$(3,262,181)	$(51,357)	$28,891	$12,003,574
Net income	—	—	402,411	—	1,738	404,149
Other comprehensive income, net of tax	—	—	—	13,568	—	13,568
Dividends	—	(35,000)	—	—	(1,037)	(36,037)
Vesting of restricted stock	—	(3,720)	—	—	—	(3,720)
Restricted stock retained to cover taxes	—	(2,984)	—	—	—	(2,984)
Amortization of stock-based deferred compensation	—	1,785	—	—	—	1,785
Balance, September 30, 2015	$2,230	$15,246,072	$(2,859,770)	$(37,789)	$29,592	$12,380,335
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Operating Activities:
Net income	$404,149	$366,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,552	202,924
Securities impairment	1,298	180
Amortization of intangibles	30,083	38,800
Accretion of discount, loan fees and purchase market adjustments, net	(84,168)	(125,587)
Net change in FDIC indemnification asset/liability	49,669	80,736
Provision for loan losses	117,331	86,387
Amortization of stock based compensation	1,785	1,330
Net change in trading account assets	(153,297)	(195,206)
Net change in trading account liabilities	80,378	(20,600)
Net change in loans held for sale	32,058	(29,644)
Deferred tax benefit	(9,686)	(37,057)
Investment securities gains, net	(66,967)	(47,608)
Loss on prepayment of FHLB and other borrowings, net	6,118	315
Loss on sale of premises and equipment	146	5,162
(Gain) loss on sale of loans	(21,086)	75
Net (gain) loss on sale of other real estate and other assets	500	(956)
Loss on disposition	—	981
(Increase) decrease in other assets	38,934	(436,361)
Increase (decrease) in other liabilities	(138,963)	456,534
Net cash provided by operating activities	494,834	346,525
Investing Activities:
Proceeds from sales of investment securities available for sale	2,877,744	960,744
Proceeds from prepayments, maturities and calls of investment securities available for sale	1,225,031	1,019,919
Purchases of investment securities available for sale	(4,662,585)	(2,992,721)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	82,163	116,274
Purchases of investment securities held to maturity	(82,634)	(2,654)
Proceeds from sales of trading securities	2,871,708	—
Purchases of trading securities	(4,077,520)	—
Net change in loan portfolio	(3,853,782)	(4,435,927)
Purchase of premises and equipment	(102,522)	(58,748)
Proceeds from sale of premises and equipment	7,979	15,563
Net cash paid in acquisition	(12,567)	(97,566)
Proceeds from sales of loans	436,242	101,740
Reimbursements from (payments to) FDIC for covered assets	818	(13,863)
Proceeds from sales of other real estate owned	12,890	21,095
Net cash used in investing activities	(5,277,035)	(5,366,144)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	2,527,448	4,914,997
Net increase in time deposits	767,539	910,489
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(490,244)	(43,517)
Net increase in other short-term borrowings	1,622,173	241,244
Proceeds from FHLB and other borrowings	4,000,000	1,694,297
Repayment of FHLB and other borrowings	(2,612,915)	(1,438,571)
Vesting of restricted stock	(3,720)	(4,702)
Restricted stock grants retained to cover taxes	(2,984)	(2,507)
Issuance of common stock	—	117,000
Common dividends paid	(35,000)	(51,000)
Preferred dividends paid	(1,037)	(1,037)
Net cash provided by financing activities	5,771,260	6,336,693
Net increase in cash and cash equivalents	989,059	1,317,074
Cash and cash equivalents at beginning of year	3,388,405	3,598,460
Cash and cash equivalents at end of period	$4,377,464	$4,915,534
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

	September 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,007,221	$23,596	$8,693	$3,022,124
Mortgage-backed securities	4,634,728	37,379	17,571	4,654,536
Collateralized mortgage obligations	2,475,968	17,419	7,760	2,485,627
States and political subdivisions	81,940	3,455	—	85,395
Other	24,863	307	33	25,137
Equity securities	530,800	41	—	530,841
Total	$10,755,520	$82,197	$34,057	$10,803,660
Investment securities held to maturity:
Collateralized mortgage obligations	$108,422	$6,088	$5,968	$108,542
Asset-backed securities	27,047	2,901	2,039	27,909
States and political subdivisions	1,156,205	828	92,048	1,064,985
Other	66,127	2,744	2,193	66,678
Total	$1,357,801	$12,561	$102,248	$1,268,114

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,312,572	$10,360	$9,390	$2,313,542
Mortgage-backed securities	4,399,706	64,371	40,242	4,423,835
Collateralized mortgage obligations	2,475,115	19,385	5,921	2,488,579
States and political subdivisions	460,569	8,008	1,262	467,315
Other	44,225	238	22	44,441
Equity securities	499,522	41	—	499,563
Total	$10,191,709	$102,403	$56,837	$10,237,275
Investment securities held to maturity:
Collateralized mortgage obligations	$124,051	$5,878	$5,452	$124,477
Asset-backed securities	39,187	3,568	2,011	40,744
States and political subdivisions	1,112,415	2,143	79,246	1,035,312
Other	72,701	4,920	2,191	75,430
Total	$1,348,354	$16,509	$88,900	$1,275,963
In the above table, equity securities include $531 million and $500 million at September 30, 2015 and December 31, 2014, respectively, of FHLB and Federal Reserve stock carried at par.
The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.

The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at September 30, 2015 and December 31, 2014. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	September 30, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$299,978	$4,133	$375,491	$4,560	$675,469	$8,693
Mortgage-backed securities	845,311	2,323	1,501,811	15,248	2,347,122	17,571
Collateralized mortgage obligations	926,611	5,049	104,894	2,711	1,031,505	7,760
Other	—	—	1,089	33	1,089	33
Total	$2,071,900	$11,505	$1,983,285	$22,552	$4,055,185	$34,057

Investment securities held to maturity:
Collateralized mortgage obligations	$22,293	$478	$45,527	$5,490	$67,820	$5,968
Asset-backed securities	277	2	17,229	2,037	17,506	2,039
States and political subdivisions	119,336	7,919	783,030	84,129	902,366	92,048
Other	3,909	2,193	—	—	3,909	2,193
Total	$145,815	$10,592	$845,786	$91,656	$991,601	$102,248

	December 31, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$620,794	$8,220	$37,220	$1,170	$658,014	$9,390
Mortgage-backed securities	308,734	862	1,915,494	39,380	2,224,228	40,242
Collateralized mortgage obligations	714,173	3,829	146,806	2,092	860,979	5,921
States and political subdivisions	—	—	135,825	1,262	135,825	1,262
Other	—	—	1,099	22	1,099	22
Total	$1,643,701	$12,911	$2,236,444	$43,926	$3,880,145	$56,837

Investment securities held to maturity:
Collateralized mortgage obligations	$34,400	$1,099	$27,389	$4,353	$61,789	$5,452
Asset-backed securities	—	—	23,374	2,011	23,374	2,011
States and political subdivisions	21,688	768	817,570	78,478	839,258	79,246
Other	4,061	2,191	—	—	4,061	2,191
Total	$60,149	$4,058	$868,333	$84,842	$928,482	$88,900
As indicated in the previous tables, at September 30, 2015, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.

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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either September 30, 2015 or December 31, 2014, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$22,421	$21,123	$21,123	$20,943
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	1,013	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	—	285	180
Balance at end of period	$22,421	$21,123	$22,421	$21,123
For the three months ended September 30, 2015 and 2014, there was no OTTI recognized on securities. For the nine months ended September 30, 2015 and 2014, there was $1.3 million and $180 thousand, respectively of OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations, asset-backed securities and states and political subdivisions.
The maturities of the securities portfolios are presented in the following table.

September 30, 2015	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$43,142	$43,201
Maturing after one but within five years	700,472	705,328
Maturing after five but within ten years	1,180,155	1,197,004
Maturing after ten years	1,190,255	1,187,123
	3,114,024	3,132,656
Mortgage-backed securities and collateralized mortgage obligations	7,110,696	7,140,163
Equity securities	530,800	530,841
Total	$10,755,520	$10,803,660

Investment securities held to maturity:
Maturing within one year	$436	$436
Maturing after one but within five years	320,489	306,843
Maturing after five but within ten years	290,719	262,135
Maturing after ten years	637,735	590,158
	1,249,379	1,159,572
Collateralized mortgage obligations	108,422	108,542
Total	$1,357,801	$1,268,114

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Gross gains	$8,568	$9,710	$68,799	$47,608
Gross losses	1,832	—	1,832	—
Net realized gains	$6,736	$9,710	$66,967	$47,608
(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	September 30, 2015	December 31, 2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,636,319	$23,828,537
Real estate – construction	2,315,351	2,154,652
Commercial real estate – mortgage	10,624,632	9,877,206
Total commercial loans	38,576,302	35,860,395
Consumer loans:
Residential real estate – mortgage	13,897,723	13,922,656
Equity lines of credit	2,376,408	2,304,784
Equity loans	612,148	634,968
Credit card	609,982	630,456
Consumer direct	854,989	652,927
Consumer indirect	2,901,603	2,870,408
Total consumer loans	21,252,853	21,016,199
Covered loans	458,066	495,190
Total loans	$60,287,221	$57,371,784

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$350,879	$135,152	$133,995	$99,559	$1,886	$721,471
Provision (credit) for loan losses	16,424	(7,256)	(577)	20,091	469	29,151
Loans charged off	(9,161)	(910)	(5,944)	(27,567)	(490)	(44,072)
Loan recoveries	5,171	899	3,772	5,728	2	15,572
Net (charge-offs) recoveries	(3,990)	(11)	(2,172)	(21,839)	(488)	(28,500)
Ending balance	$363,313	$127,885	$131,246	$97,811	$1,867	$722,122
Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$317,790	$142,941	$153,694	$88,784	$11,551	$714,760
Provision (credit) for loan losses	(6,889)	(8,180)	6,963	16,216	(4,241)	3,869
Loans charged off	(3,404)	(555)	(9,852)	(20,514)	(1,124)	(35,449)
Loan recoveries	3,818	1,285	3,266	3,909	420	12,698
Net (charge-offs) recoveries	414	730	(6,586)	(16,605)	(704)	(22,751)
Ending balance	$311,315	$135,491	$154,071	$88,395	$6,606	$695,878

Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	74,127	(12,995)	(13,458)	69,085	572	117,331
Loans charged off	(20,706)	(2,380)	(20,889)	(78,957)	(1,516)	(124,448)
Loan recoveries	10,410	5,027	10,966	17,792	3	44,198
Net (charge-offs) recoveries	(10,296)	2,647	(9,923)	(61,165)	(1,513)	(80,250)
Ending balance	$363,313	$127,885	$131,246	$97,811	$1,867	$722,122
Nine Months Ended September 30, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Provision (credit) for loan losses	30,107	(17,959)	27,675	46,014	550	86,387
Loans charged off	(23,855)	(10,506)	(39,421)	(62,887)	(2,131)	(138,800)
Loan recoveries	12,736	4,996	10,242	14,365	5,233	47,572
Net (charge-offs) recoveries	(11,119)	(5,510)	(29,179)	(48,522)	3,102	(91,228)
Ending balance	$311,315	$135,491	$154,071	$88,395	$6,606	$695,878

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
September 30, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$20,252	$3,899	$37,772	$1,950	$—	$63,873
Collectively evaluated for impairment	342,881	123,986	93,474	95,861	—	656,202
Purchased impaired	—	—	—	—	1,767	1,767
Purchased nonimpaired	180	—	—	—	100	280
Total allowance for loan losses	$363,313	$127,885	$131,246	$97,811	$1,867	$722,122
Ending balance of loans:
Individually evaluated for impairment	$131,009	$92,110	$178,357	$2,376	$—	$403,852
Collectively evaluated for impairment	25,469,026	12,799,785	16,707,156	4,359,094	—	59,335,061
Purchased impaired	—	—	—	—	334,086	334,086
Purchased nonimpaired	36,284	48,088	766	5,104	123,980	214,222
Total loans	$25,636,319	$12,939,983	$16,886,279	$4,366,574	$458,066	$60,287,221

December 31, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$11,158	$8,466	$42,277	$1,532	$—	$63,433
Collectively evaluated for impairment	287,105	129,767	112,350	88,037	—	617,259
Purchased impaired	—	—	—	—	2,066	2,066
Purchased nonimpaired	1,219	—	—	322	742	2,283
Total allowance for loan losses	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Ending balance of loans:
Individually evaluated for impairment	$48,173	$105,608	$195,462	$1,827	$—	$351,070
Collectively evaluated for impairment	23,745,149	11,896,943	16,665,930	4,145,880	—	56,453,902
Purchased impaired	—	—	—	—	361,572	361,572
Purchased nonimpaired	35,215	29,307	1,016	6,084	133,618	205,240
Total loans	$23,828,537	$12,031,858	$16,862,408	$4,153,791	$495,190	$57,371,784

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	September 30, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$6,186	$13,575	$—	$124,823	$128,517	$20,252
Real estate – construction	3,446	3,996	—	642	697	642
Commercial real estate – mortgage	36,385	39,065	—	51,637	54,746	3,257
Residential real estate – mortgage	—	—	—	103,626	103,626	6,685
Equity lines of credit	—	—	—	27,098	29,046	23,055
Equity loans	—	—	—	47,633	48,232	8,032
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	501	501	75
Consumer indirect	—	—	—	1,875	1,889	1,875
Total loans	$46,017	$56,636	$—	$357,835	$367,254	$63,873

	December 31, 2014
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$48,173	$61,552	$11,158
Real estate – construction	3,492	4,006	—	2,686	2,731	872
Commercial real estate – mortgage	22,822	23,781	—	76,608	82,005	7,594
Residential real estate – mortgage	8,795	8,795	—	107,223	107,306	9,236
Equity lines of credit	—	—	—	25,743	26,124	23,394
Equity loans	—	—	—	53,701	54,038	9,647
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	337	337	42
Consumer indirect	—	—	—	1,490	1,490	1,490
Total loans	$35,109	$36,582	$—	$315,961	$335,583	$63,433

The following table presents information on individually evaluated impaired loans, by loan class.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$133,652	$204	$70,256	$182
Real estate – construction	5,360	21	9,054	58
Commercial real estate – mortgage	87,352	517	108,323	754
Residential real estate – mortgage	107,927	707	112,912	724
Equity lines of credit	27,185	279	24,010	268
Equity loans	48,046	392	54,506	432
Credit card	—	—	—	—
Consumer direct	397	4	94	1
Consumer indirect	1,749	—	1,276	1
Total loans	$411,668	$2,124	$380,431	$2,420

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$98,110	$909	$95,116	$970
Real estate – construction	5,837	97	9,421	177
Commercial real estate – mortgage	85,862	1,634	122,358	2,531
Residential real estate – mortgage	110,790	2,096	113,579	2,168
Equity lines of credit	26,891	838	23,641	773
Equity loans	50,168	1,197	54,977	1,286
Credit card	—	—	—	—
Consumer direct	686	12	131	3
Consumer indirect	1,645	—	1,283	3
Total loans	$379,989	$6,783	$420,506	$7,911

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

	Commercial
	September 30, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$24,549,024	$2,294,904	$10,285,290
Special Mention	549,038	9,624	179,911
Substandard	511,634	10,803	144,928
Doubtful	26,623	20	14,503
	$25,636,319	$2,315,351	$10,624,632

	December 31, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Noncovered loans:
Pass	$23,380,541	$2,098,994	$9,514,917
Special Mention	280,934	42,176	210,337
Substandard	128,251	13,458	129,435
Doubtful	38,811	24	22,517
	$23,828,537	$2,154,652	$9,877,206

	Consumer
	September 30, 2015
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,792,551	$2,340,561	$595,931	$601,660	$852,101	$2,891,337
Nonperforming	105,172	35,847	16,217	8,322	2,888	10,266
	$13,897,723	$2,376,408	$612,148	$609,982	$854,989	$2,901,603

	December 31, 2014
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,810,857	$2,269,231	$614,064	$621,015	$649,832	$2,865,013
Nonperforming	111,799	35,553	20,904	9,441	3,095	5,395
	$13,922,656	$2,304,784	$634,968	$630,456	$652,927	$2,870,408

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$15,300	$3,930	$5,202	$130,370	$9,635	$164,437	$25,471,882	$25,636,319
Real estate – construction	1,565	117	426	5,712	2,247	10,067	2,305,284	2,315,351
Commercial real estate – mortgage	4,887	732	5,607	85,975	33,837	131,038	10,493,594	10,624,632
Residential real estate – mortgage	47,936	15,450	1,230	103,492	71,102	239,210	13,658,513	13,897,723
Equity lines of credit	8,988	4,675	2,411	33,436	—	49,510	2,326,898	2,376,408
Equity loans	6,485	1,807	985	15,104	37,785	62,166	549,982	612,148
Credit card	5,949	3,621	8,322	—	—	17,892	592,090	609,982
Consumer direct	16,433	1,988	2,153	635	469	21,678	833,311	854,989
Consumer indirect	60,018	12,901	4,213	6,053	—	83,185	2,818,418	2,901,603
Covered loans	4,303	3,347	43,039	153	—	50,842	407,224	458,066
Total loans	$171,864	$48,568	$73,588	$380,930	$155,075	$830,025	$59,457,196	$60,287,221

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$10,829	$5,765	$1,610	$61,157	$10,127	$89,488	$23,739,049	$23,828,537
Real estate – construction	1,954	994	477	7,964	2,112	13,501	2,141,151	2,154,652
Commercial real estate – mortgage	9,813	4,808	628	89,736	39,841	144,826	9,732,380	9,877,206
Residential real estate – mortgage	45,279	16,510	2,598	108,357	69,408	242,152	13,680,504	13,922,656
Equity lines of credit	9,929	4,395	2,679	32,874	—	49,877	2,254,907	2,304,784
Equity loans	6,357	3,268	997	19,029	41,197	70,848	564,120	634,968
Credit card	5,692	3,921	9,441	—	—	19,054	611,402	630,456
Consumer direct	9,542	1,826	2,296	799	298	14,761	638,166	652,927
Consumer indirect	35,366	7,935	2,771	2,624	—	48,696	2,821,712	2,870,408
Covered loans	6,678	4,618	47,957	114	—	59,367	435,823	495,190
Total loans	$141,439	$54,040	$71,454	$322,654	$162,983	$752,570	$56,619,214	$57,371,784
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

The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale.

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$7	$126	$—	$634	$767	$9,502	$10,269
Real estate – construction	—	—	—	503	503	2,247	2,750
Commercial real estate – mortgage	—	—	—	4,094	4,094	33,837	37,931
Residential real estate – mortgage	3,165	2,726	450	27,847	34,188	64,761	98,949
Equity lines of credit	—	—	—	26,007	26,007	—	26,007
Equity loans	1,543	2,212	128	9,848	13,731	33,902	47,633
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	100	30	130	369	499
Consumer indirect	—	—	—	1,875	1,875	—	1,875
Covered loans	—	—	—	8	8	—	8
Total loans	$4,715	$5,064	$678	$70,846	$81,303	$144,618	$225,921

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$11	$—	$—	$2,052	$2,063	$10,116	$12,179
Real estate – construction	—	—	—	200	200	2,112	2,312
Commercial real estate – mortgage	371	536	—	7,068	7,975	38,934	46,909
Residential real estate – mortgage	2,440	2,688	844	32,518	38,490	63,436	101,926
Equity lines of credit	—	—	—	24,519	24,519	—	24,519
Equity loans	2,182	1,124	878	12,504	16,688	37,013	53,701
Credit card	—	—	—	—	—	—	—
Consumer direct	105	—	—	40	145	193	338
Consumer indirect	—	—	—	1,490	1,490	—	1,490
Covered loans	—	—	—	17	17	—	17
Total loans	$5,109	$4,348	$1,722	$80,408	$91,587	$151,804	$243,391
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended September 30, 2015, $2.0 million of TDR modifications included an interest rate concession and $4.7 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended September 30, 2014, $1.4 million of TDR modifications included an interest rate concession and $19.6 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2015, $2.9 million of TDR modifications included an interest rate concession and $14.0 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2014, $8.3 million of TDR modifications included an interest rate concession and $33.0 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$69	2	$14,118
Real estate – construction	—	—	2	405
Commercial real estate – mortgage	3	532	—	—
Residential real estate – mortgage	14	3,326	18	3,255
Equity lines of credit	27	1,488	32	1,946
Equity loans	8	340	13	920
Credit card	—	—	—	—
Consumer direct	4	325	—	—
Consumer indirect	31	549	21	343
Covered loans	1	8	1	3

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	5	$380	4	$14,281
Real estate – construction	—	—	2	405
Commercial real estate – mortgage	4	758	9	6,586
Residential real estate – mortgage	36	7,571	74	8,373
Equity lines of credit	86	4,752	129	6,426
Equity loans	28	1,836	54	4,237
Credit card	—	—	—	—
Consumer direct	21	627	—	—
Consumer indirect	53	928	71	1,015
Covered loans	3	29	1	3
For the three and nine months ended September 30, 2015 and 2014, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	119	2	144
Equity lines of credit	1	—	—	—
Equity loans	1	55	3	381
Credit card	—	—	—	—
Consumer direct	1	100	—	—
Consumer indirect	—	—	—	—
Covered loans	1	18	—	—

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	1	377	—	—
Commercial real estate – mortgage	1	178	1	2,198
Residential real estate – mortgage	6	862	2	144
Equity lines of credit	1	—	3	275
Equity loans	3	216	7	763
Credit card	—	—	—	—
Consumer direct	1	100	—	—
Consumer indirect	1	18	—	—
Covered loans	2	24	—	—
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
At September 30, 2015 and December 31, 2014, there were $3.8 million and $1.1 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned totaled $24 million and $21 million at September 30, 2015 and December 31, 2014, respectively. Other real estate owned included $17 million and $11 million of foreclosed residential real estate properties at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, there were $29 million and $26 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4) Loan Sales and Servicing
Loans held for sale were $634 million and $155 million at September 30, 2015 and December 31, 2014, respectively. Loans held for sale were comprised of $511 million and $123 million of consumer indirect loans and residential real estate - mortgage loans, respectively, at September 30, 2015. Loans held for sale at December 31, 2014 were comprised entirely of residential real estate - mortgage loans.
There were $907 million loans transferred from the held for investment portfolio to the loans held for sale portfolio during the three and nine months ended September 30, 2015. Loans transferred to the held for sale portfolio during the three and nine months ended September 30, 2015 were comprised of $396 million of residential real estate - mortgage loans and $511 million of consumer indirect loans. The consumer indirect loans were transferred in preparation of completing a securitization in the fourth quarter of 2015. There were no charge-offs recognized upon transfer of these loans. There were $14 million of loans transferred from the held for investment portfolio to the loans held for sale portfolio during the nine months ended September 30, 2014. The Company recognized charge-offs upon transfer of these loans totaling $4.3 million. There were no loans transferred from the held for investment portfolio to the loans held for sale portfolio during the three months ended September 30, 2014.
As noted above, the Company transferred $511 million of consumer indirect loans to loans held for sale in anticipation of completing a securitization in the fourth quarter of 2015. Due to market conditions that arose in October, the Company chose not to securitize the consumer indirect loans and, accordingly, on October 15, 2015, transferred these loans back to the held for investment portfolio as management determined that it had the ability and intent to hold these loans for the foreseeable future.
The Company sold loans and loans held for sale, excluding loans originated for sale in the secondary market, with a recorded balance of $405 million and $415 million during the three and nine months ended September 30, 2015. The Company sold loans and loans held for sale, excluding loans originated for sale in the secondary market, with a recorded balance of $1 million and $102 million, during the three and nine months ended September 30, 2014, respectively.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $725 million and $1.3 billion for the three and nine months ended September 30, 2015, respectively, and $367 million and $736 million for the three and nine months ended September 30, 2014, respectively. The Company recognized net gains of $11.0 million and $33.0 million on the sale of residential real estate mortgage loans originated for sale during the three and nine months ended September 30, 2015, respectively, and $11.7 million and $22.9 million for the three and nine months ended September 30, 2014, respectively. These gains were recorded in mortgage banking income in the Company’s Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During the three and nine months ended September 30, 2015, the Company sold $725 million and $1.3 billion, respectively, of residential real estate mortgage loans where the Company retained servicing responsibilities. During the three and nine months ended September 30, 2014, the Company sold $367 million and $736 million, respectively, of residential real estate mortgage loans where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of borrowers to pay when due. Residential real estate mortgage loans sold where the Company retained servicing totaled $4.4 billion and $3.3 billion, respectively, at September 30, 2015 and December 31, 2014. These loans are not included in loans on the Company’s Unaudited Condensed Consolidated Balance Sheets.
In connection with residential real estate mortgage loans sold with retained servicing, the Company receives servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $5.8 million and $15.7 million during the three and nine months ended September 30, 2015, respectively. The Company recognized servicing fees of $4.1 million and $11.4 million during the three and nine months ended September 30, 2014, respectively. These fees were recorded as a component of other noninterest income in the Company’s Unaudited Condensed Consolidated Statements of Income. At September 30, 2015 and December 31, 2014, the Company had recorded $41 million and $35 million of MSRs, respectively, under the fair value method in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Carrying value, at beginning of period	$40,871	$31,104	$35,488	$30,065
Additions	6,844	4,060	13,566	8,066
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(5,485)	367	(5,631)	(1,427)
Due to other changes in fair value (1)	(992)	(639)	(2,185)	(1,812)
Carrying value, at end of period	$41,238	$34,892	$41,238	$34,892

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At September 30, 2015 and December 31, 2014, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Fair value of MSRs	$41,238	$35,488
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.7%	96.1%
Adjustable rate mortgage loans	3.3	3.9
Total	100.0%	100.0%
Weighted average life (in years)	5.6	6.2
Prepayment speed:	11.1%	10.6%
Effect on fair value of a 10% increase	$(1,368)	$(1,220)
Effect on fair value of a 20% increase	(2,645)	(2,375)
Weighted average option adjusted spread/discount rate: (1)	9.0%	10.1%
Effect on fair value of a 10% increase	$(1,421)	$(1,291)
Effect on fair value of a 20% increase	(2,750)	(2,492)

(1)
During the three months ended September 30, 2015, the Company utilized a new third-party service provider for the valuation of servicing rights. The new service provider utilizes an option-adjusted spread valuation approach instead of a static discount rate approach to discount cash flows. This change did not have a material impact on the value of the mortgage servicing rights.

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

	September 30, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$80,083	$—	$1,423,950	$69,700	$—
Total fair value hedges		80,083	—		69,700	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	2,050,000	10,106	—	1,100,000	1,793	1,023
Swaps related to FHLB advances	320,000	—	14,134	320,000	—	13,474
Total cash flow hedges		10,106	14,134		1,793	14,497
Total derivatives designated as hedging instruments		$90,189	$14,134		$71,493	$14,497

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward and option contracts related to held for sale mortgages	$264,000	$162	$2,000	$189,000	$18	$1,576
Equity contracts:
Purchased equity option related to equity-linked CDs	875,030	48,493	—	821,849	76,487	—
Swap associated with sale of Visa, Inc. Class B shares	60,988	—	1,525	57,393	—	1,435
Foreign exchange contracts:
Forwards related to commercial loans	555,061	5,952	695	602,066	5,529	612
Spots related to commercial loans	69,537	—	86	74,940	41	80
Futures contracts (3)	422,000	—	—	342,000	—	—
Interest rate lock commitments	196,779	3,768	3	180,822	2,319	1
Written equity option related to equity-linked CDs	835,394	—	46,607	795,467	—	74,319
Trading account assets and liabilities:
Interest rate contracts for customers	23,346,172	386,687	323,285	18,678,390	296,239	236,763
Commodity contracts for customers	154,853	17,272	17,221	264,491	25,569	25,448
Foreign exchange contracts for customers	294,534	10,333	9,611	425,123	8,268	7,527
Total trading account assets and liabilities		414,292	350,117		330,076	269,738
Total free-standing derivative instruments not designated as hedging instruments		$472,667	$401,033		$414,470	$347,761

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
Hedging Derivatives
The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. For those financial instruments that qualify and are designated as a hedging relationship, either a fair value hedge or cash flow hedge, the effect of interest rate movements on the hedged assets or liabilities will generally be offset by change in fair value of the derivative instrument.
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
The Company recognized no gains or losses for the three and nine months ended September 30, 2015 and 2014 related to hedged firm commitments no longer qualifying as a fair value hedge. At September 30, 2015, the fair value hedges had a weighted average expected remaining term of 5.4 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2015	2014	2015	2014
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$40,416	$(5,391)	$10,383	$(5,515)
Hedged long term debt	Interest on FHLB and other borrowings	(38,634)	4,829	(12,511)	5,048
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	12,413	6,081	34,157	18,114
There were no material fair value hedging gains and losses recognized because of hedge ineffectiveness for the three and nine months ended September 30, 2015 and 2014.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and nine months ended September 30, 2015 and 2014. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and nine months ended September 30, 2015 and 2014.
At September 30, 2015, cash flow hedges not terminated had a net fair value of $(4.0) million and a weighted average life of 1.7 years. Based on the current interest rate environment, $523 thousand of losses are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.8 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$1,838	$(706)	$4,910	$(2,388)
Amount reclassified from accumulated other comprehensive income into net interest income	1,924	(41)	4,778	(1,768)
Amount of ineffectiveness recognized in net interest income	—	—	—	—
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2015	2014	2015	2014
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	(248)	87	(199)	(146)
Option contracts related to mortgage servicing rights	Mortgage banking income	—	—	(195)	41
Interest rate contracts:
Forward and option contracts related to residential mortgage loans held for sale	Mortgage banking income	(2,317)	1,558	1,679	(2,549)
Interest rate lock commitments	Mortgage banking income	308	(842)	1,447	2,089
Interest rate contracts for customers	Corporate and correspondent investment sales	4,961	4,800	21,490	13,958
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	(2)	191	7	94
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(13,960)	17,979	(27,995)	24,686
Written equity option related to equity-linked CDs	Other expense	13,652	(17,777)	27,712	(24,321)
Foreign currency contracts:
Forward contracts related to commercial loans	Other income	17,181	44,452	40,265	27,022
Spot contracts related to commercial loans	Other income	(4,143)	(4,459)	(7,663)	(1,052)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	590	309	1,451	679
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

Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At September 30, 2015, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $414 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $15 thousand and $9 thousand, respectively, in net credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2015. There were $125 thousand and $851 thousand, respectively, in net credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2014. At September 30, 2015 and December 31, 2014, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at September 30, 2015 have credit risk of $90 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, there were no nonperforming derivative positions classified as nontrading.
As of September 30, 2015 and December 31, 2014, the Company had recorded the right to reclaim cash collateral of $194 million and $46 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $42 million and $62 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2015 was $57 million for which the Company has collateral requirements of $56 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2015, the Company’s collateral requirements to its counterparties would have increased by $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2014 was $65 million for which the Company had collateral requirements of $62 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2014, the Company’s collateral requirements to its counterparties would have increased by $4 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2015
Derivative financial assets:
Subject to a master netting arrangement	$223,580	$—	$223,580	$3,186	$35,444	$184,950
Not subject to a master netting arrangement	339,276	—	339,276	—	—	339,276
Total derivative financial assets	$562,856	$—	$562,856	$3,186	$35,444	$524,226

Derivative financial liabilities:
Subject to a master netting arrangement	$345,621	$—	$345,621	$23,143	$189,765	$132,713
Not subject to a master netting arrangement	69,546	—	69,546	—	—	69,546
Total derivative financial liabilities	$415,167	$—	$415,167	$23,143	$189,765	$202,259

December 31, 2014
Derivative financial assets:
Subject to a master netting arrangement	$225,227	$—	$225,227	$—	$58,309	$166,918
Not subject to a master netting arrangement	260,736	—	260,736	—	—	260,736
Total derivative financial assets	$485,963	$—	$485,963	$—	$58,309	$427,654

Derivative financial liabilities:
Subject to a master netting arrangement	$259,018	$—	$259,018	$29,677	$44,163	$185,178
Not subject to a master netting arrangement	103,240	—	103,240	—	—	103,240
Total derivative financial liabilities	$362,258	$—	$362,258	$29,677	$44,163	$288,418

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

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
Securities Sold Under Agreements Repurchase:
U.S. Treasury and other U.S. government agencies	$3,514,574	$220,369	$—	$—	$3,734,943
Mortgage-backed securities	—	—	913,612	—	913,612
Collateralized mortgage obligations	—	—	145,888	—	145,888
Total	$3,514,574	$220,369	$1,059,500	$—	$4,794,443
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At September 30, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $5.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.9 billion. At December 31, 2014, the fair value of collateral received related to securities purchased under agreements to resell was $2.6 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $2.5 billion.
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial asset and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 5, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. Treasury and other U.S. government agencies, mortgage-backed securities and collateralized mortgage obligations classified as available for sale.
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

The following represents the Company’s assets/liabilities subject to an enforceable master netting arrangement.

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2015
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$5,140,025	$4,693,819	$446,206	$446,206	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$4,794,443	$4,693,819	$100,624	$100,624	$—	$—

December 31, 2014
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,100,200	$2,533,661	$566,539	$566,539	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,969,345	$2,533,661	$435,684	$435,684	$—	$—

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

	September 30, 2015	December 31, 2014
	(In Thousands)
Commitments to extend credit	$28,139,475	$28,369,666
Standby and commercial letters of credit	1,745,629	1,871,323
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At September 30, 2015 and December 31, 2014, the recorded amount of these deferred fees was $5.9 million and $5.2 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2015, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.7 billion. At September 30, 2015 and December 31, 2014, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $90 million and $94 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At September 30, 2015 and December 31, 2014, the amount of potential recourse was $19 million and $20 million, of which the Company had reserved $877 thousand and $655 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both September 30, 2015 and December 31, 2014, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At both September 30, 2015 and December 31, 2014, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $145 million. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At September 30, 2015, the Company had accrued legal reserves in the amount of $13 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” At September 30, 2015, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.

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

At both September 30, 2015 and December 31, 2014, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $1.4 million and $(2.3) million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended September 30, 2015 and 2014, respectively. Net (losses) gains of $(651) thousand and $3.8 million resulting from changes in fair value of these loans were recorded in noninterest income during the nine months ended September 30, 2015 and 2014, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(2.3) million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $1.7 million and $(2.4) million for the nine months ended September 30, 2015 and 2014, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
September 30, 2015
Residential mortgage loans held for sale	$122,758	$117,157	$5,601
December 31, 2014
Residential mortgage loans held for sale	$154,816	$148,564	$6,252
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
Other assets – Other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were comprised of MSRs that are valued through a discounted cash flow analysis using a third-party commercial valuation system. The valuation takes into consideration the objective characteristics of the MSR portfolio, such as loan amount, note rate, service fee, loan term, and common industry assumptions, such as servicing costs, ancillary income, prepayment estimates, earning rates, cost of fund rates, option-adjusted spreads, etc. The Company’s portfolio-specific factors are also considered in calculating the fair value of MSRs to the extent one can reasonably assume a buyer would also incorporate these factors. Examples of such factors are geographical concentrations of the portfolio, liquidity consideration, or additional views of risk not inherently accounted for in prepayment assumptions. Product liquidity and these other risks are generally incorporated through adjustment of discount factors applied to forecasted cash flows. Based on this method of pricing MSRs, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The value of the MSR is calculated by a third-party firm that specializes in the MSR market and valuation services. Additionally, the Company obtains a valuation from an independent party to compare for reasonableness. During the three months ended September 30, 2015, the Company utilized a new third-party service provider for the valuation of servicing rights. The new service provider utilizes an option-adjusted spread valuation approach instead of a static discount rate approach to discount cash flows. This change did not have a material impact on the value of the MSR. The Company’s Secondary Marketing Committee is responsible for ensuring the appropriate application of valuation, capitalization, and fair value decay policies for the MSR portfolio. The Committee meets at least monthly to review the MSR portfolio.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,772,337	$3,772,337	$—	$—
State and political subdivisions	1,161	—	1,161	—
Other debt securities	3,639	—	3,639	—
Interest rate contracts	386,687	—	386,687	—
Commodity contracts	17,272	—	17,272	—
Foreign exchange contracts	10,333	—	10,333	—
Other trading assets	2,077	—	824	1,253
Total trading account assets	4,193,506	3,772,337	419,916	1,253
Loans held for sale	122,758	—	122,758	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	3,022,124	1,760,471	1,261,653	—
Mortgage-backed securities	4,654,536	—	4,654,536	—
Collateralized mortgage obligations	2,485,627	—	2,485,627	—
States and political subdivisions	85,395	—	85,395	—
Other debt securities	25,137	25,137	—	—
Equity securities (1)	294	44	—	250
Total investment securities available for sale	10,273,113	1,785,652	8,487,211	250
Derivative assets:
Interest rate contracts	94,119	—	90,351	3,768
Equity contracts	48,493	—	48,493	—
Foreign exchange contracts	5,952	—	5,952	—
Total derivative assets	148,564	—	144,796	3,768
Other assets	41,238	—	—	41,238
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$4,017,897	$4,017,897	$—	$—
Interest rate contracts	323,285	—	323,285	—
Commodity contracts	17,221	—	17,221	—
Foreign exchange contracts	9,611	—	9,611	—
Total trading account liabilities	4,368,014	4,017,897	350,117	—
Derivative liabilities:
Interest rate contracts	16,137	—	16,134	3
Equity contracts	46,607	—	46,607	—
Foreign exchange contracts	781	—	781	—
Total derivative liabilities	63,525	—	63,522	3

(1)	Excludes $531 million of FHLB and Federal Reserve stock required to be owned by the Company at September 30, 2015. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and nine months ended September 30, 2015 and 2014. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following tables reconcile the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, July 1, 2014	$1,709	$6	$3,821	$31,104
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	10	—	(842)	(272)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	4,060
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2014	$1,719	$6	$2,979	$34,892
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2014	$10	$—	$(842)	$(272)

Balance, July 1, 2015	$1,400	$251	$3,457	$40,871
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(147)	—	308	(6,477)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	6,844
Sales	—	(1)	—	—
Settlements	—	—	—	—
Balance, September 30, 2015	$1,253	$250	$3,765	$41,238
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2015	$(147)	$—	$308	$(6,477)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2014	$1,645	$6	$890	$30,065
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	74	—	2,089	(3,239)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	8,066
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2014	$1,719	$6	$2,979	$34,892
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2014	$74	$—	$2,089	$(3,239)

Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(337)	—	1,447	(7,816)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	247	—	—
Issuances	—	—	—	13,566
Sales	—	(1)	—	—
Settlements	—	—	—	—
Balance, September 30, 2015	$1,253	$250	$3,765	$41,238
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2015	$(337)	$—	$1,447	$(7,816)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2015 and 2014 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$15,423	$—	$—	$15,423	$—	$(1,298)
Impaired loans (1)	169,458	—	—	169,458	(6,836)	(11,689)
OREO	23,762	—	—	23,762	(1,135)	(3,317)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,832	$—	$—	$3,832	$—	$(180)
Impaired loans (1)	137,398	—	—	137,398	(2,362)	(21,238)
OREO	17,058	—	—	17,058	(758)	(2,340)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
The following is a description of the methodologies applied for valuing these assets:
Investment securities held to maturity – Nonrecurring fair value adjustments on investment securities held to maturity reflect impairment write-downs which the Company believes are other than temporary. For analyzing these securities, the Company has retained a third-party valuation firm. Impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages using security-specific collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions such as current default rates, prepayment rates, and loss severities. The Company develops these assumptions through the use of market data published by third-party sources in addition to historical analysis which includes actual delinquency and default information through the current period. The expected cash flows are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. As the fair value measurements are derived using a discounted cash flow modeling approach, the nonrecurring fair value measurements are classified as Level 3.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	September 30, 2015	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,253	Discounted cash flow	Default rate	9.2%
			Prepayment rate	5.9% - 10.4% (7.8%)
Interest rate contracts	3,765	Discounted cash flow	Closing ratios (pull-through)	8.4% - 99.3% (61.0%)
			Cap grids	0.0% - 2.7% (1.1%)
Other assets - MSRs	41,238	Discounted cash flow	Option adjusted spread	6.7% - 18.6% (9.0%)
			Constant prepayment rate or life speed	1.2% - 59.8% (11.1%)
			Cost to service	$60 - $1,068 ($80)
Nonrecurring fair value measurements:
Investment securities held to maturity	$15,423	Discounted cash flow	Prepayment rate	9.6%
			Default rate	7.5%
			Loss severity	61.2%
			Expected loss	7.9%
Impaired loans	169,458	Appraised value	Appraised value	0.0% - 100.0% (24.9%)
OREO	23,762	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Other Assets - MSRs
The significant unobservable inputs used in the fair value measurement of MSRs are option-adjusted spreads, constant prepayment rate or life speed, and cost to service assumptions. The impact of prepayments and changes in the option-adjusted spread are based on a variety of underlying inputs. Increases or decreases to the underlying cash flow inputs will have a corresponding impact on the value of the MSR asset. The impact of the costs to service assumption will have a directionally opposite change in the fair value of the MSR asset.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,377,464	$4,377,464	$4,377,464	$—	$—
Investment securities held to maturity	1,357,801	1,268,114	—	—	1,268,114
Loans and loans held for sale not measured at fair value, net	60,076,499	57,494,082	—	—	57,494,082
Liabilities:
Deposits	$64,492,396	$64,609,174	$—	$64,609,174	$—
FHLB and other borrowings	6,216,425	6,186,068	—	6,186,068	—
Federal funds purchased and securities sold under agreements to repurchase	639,259	639,259	—	639,259	—
Other short-term borrowings	150,000	150,000	—	150,000	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,388,405	$3,388,405	$3,388,405	$—	$—
Investment securities held to maturity	1,348,354	1,275,963	—	—	1,275,963
Loans, net	56,686,743	54,551,442	—	—	54,551,442
Liabilities:
Deposits	$61,189,716	$61,263,812	$—	$61,263,812	$—
FHLB and other borrowings	4,809,843	4,786,152	—	4,786,152	—
Federal funds purchased and securities sold under agreements to repurchase	1,129,503	1,129,503	—	1,129,503	—

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

	Three Months Ended September 30,
	2015			2014
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from securities available for sale	$48,686	$21,193	$27,493	$(17,597)	$(6,325)	$(11,272)
Less: reclassification adjustment for net gains on sale of securities in net income	6,736	2,932	3,804	9,710	3,490	6,220
Net change in unrealized gains (losses) on securities available for sale	41,950	18,261	23,689	(27,307)	(9,815)	(17,492)
Change in unamortized net holding losses on investment securities held to maturity	1,886	820	1,066	3,745	1,347	2,398
Less: non-credit related impairment on investment securities held to maturity	—	—	—	—	—	—
Change in unamortized non-credit related impairment on investment securities held to maturity	515	225	290	387	138	249
Net change in unamortized holding losses on securities held to maturity	2,401	1,045	1,356	4,132	1,485	2,647
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	3,252	1,414	1,838	(1,103)	(397)	(706)
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income (loss)	$47,603	$20,720	$26,883	$(24,278)	$(8,727)	$(15,551)

	Nine Months Ended September 30,
	2015			2014
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$69,541	$30,271	$39,270	$63,819	$22,936	$40,883
Less: reclassification adjustment for net gains on sale of securities in net income	66,967	29,151	37,816	47,608	17,110	30,498
Net change in unrealized gains on securities available for sale	2,574	1,120	1,454	16,211	5,826	10,385
Change in unamortized net holding losses on investment securities held to maturity	8,559	3,725	4,834	11,213	4,030	7,183
Less: non-credit related impairment on investment securities held to maturity	87	38	49	235	84	151
Change in unamortized non-credit related impairment on investment securities held to maturity	1,247	543	704	1,141	409	732
Net change in unamortized holding losses on securities held to maturity	9,719	4,230	5,489	12,119	4,355	7,764
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	8,693	3,783	4,910	(3,729)	(1,341)	(2,388)
Change in defined benefit plans	2,716	1,001	1,715	(2,672)	(1,001)	(1,671)
Other comprehensive income	$23,702	$10,134	$13,568	$21,929	$7,839	$14,090

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss) before reclassifications	40,883	(3,521)	—	(151)	37,211
Amounts reclassified from accumulated other comprehensive income (loss)	(23,315)	1,133	(1,671)	732	(23,121)
Net current period other comprehensive income (loss)	17,568	(2,388)	(1,671)	581	14,090
Balance, September 30, 2014	$(13,922)	$(7,677)	$(43,592)	$(8,655)	$(73,846)

Balance, January 1, 2015	$4,469	$(7,189)	$(41,121)	$(7,516)	$(51,357)
Other comprehensive income (loss) before reclassifications	39,270	7,607	—	(49)	46,828
Amounts reclassified from accumulated other comprehensive income (loss)	(32,982)	(2,697)	1,715	704	(33,260)
Net current period other comprehensive income	6,288	4,910	1,715	655	13,568
Balance, September 30, 2015	$10,757	$(2,279)	$(39,406)	$(6,861)	$(37,789)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Unrealized Gains on Securities Available for Sale and Transferred to Held to Maturity	$6,736	$9,710	$66,967	$47,608	Investment securities gains, net
	(1,886)	(3,745)	(8,559)	(11,213)	Interest on investment securities held to maturity
	4,850	5,965	58,408	36,395
	(2,112)	(2,143)	(25,426)	(13,080)	Income tax expense
	$2,738	$3,822	$32,982	$23,315	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$3,646	$1,727	$9,985	$3,551	Interest and fees on loans
	(1,722)	(1,768)	(5,207)	(5,319)	Interest and fees on FHLB advances
	1,924	(41)	4,778	(1,768)
	(839)	15	(2,081)	635	Income tax (expense) benefit
	$1,085	$(26)	$2,697	$(1,133)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(2,716)	$2,672	(2)
	—	—	1,001	(1,001)	Income tax (expense) benefit
	$—	$—	$(1,715)	$1,671	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(515)	$(387)	$(1,247)	$(1,141)	Interest on investment securities held to maturity
	225	138	543	409	Income tax benefit
	$(290)	$(249)	$(704)	$(732)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2014, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$277,140	$202,851
Net income taxes paid	145,056	95,167
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$16,552	$14,278
Transfer of loans to loans held for sale	906,857	14,129
Change in unrealized gain (loss) on available for sale securities	2,574	16,211
Issuance of restricted stock, net of cancellations	458	(1,060)
Business combinations:
Assets acquired	14,327	117,068
Liabilities assumed	977	18,329

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

The following tables present the segment information for the Company’s segments.

	Three Months Ended September 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$508,547	$42,465	$6,228	$(49,373)	$507,867
Allocated provision for loan losses	25,698	24,466	—	(21,013)	29,151
Noninterest income	199,619	30,039	7,879	(4,161)	233,376
Noninterest expense	441,549	38,456	4,656	51,589	536,250
Net income (loss) before income tax expense (benefit)	240,919	9,582	9,451	(84,110)	175,842
Income tax expense (benefit)	84,322	3,354	3,308	(40,874)	50,110
Net income (loss)	156,597	6,228	6,143	(43,236)	125,732
Less: net income attributable to noncontrolling interests	65	—	426	—	491
Net income (loss) attributable to shareholder	$156,532	$6,228	$5,717	$(43,236)	$125,241
Average assets	$54,994,543	$12,578,903	$15,085,951	$7,102,333	$89,761,730

	Three Months Ended September 30, 2014
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$472,822	$33,253	$4,698	$(28,805)	$481,968
Allocated provision for loan losses	17,242	(3,795)	—	(9,578)	3,869
Noninterest income	176,740	44,706	16,035	(11,050)	226,431
Noninterest expense	434,957	40,968	5,093	52,124	533,142
Net income (loss) before income tax expense (benefit)	197,363	40,786	15,640	(82,401)	171,388
Income tax expense (benefit)	73,518	15,193	5,826	(66,767)	27,770
Net income (loss)	123,845	25,593	9,814	(15,634)	143,618
Less: net income attributable to noncontrolling interests	382	—	433	—	815
Net income (loss) attributable to shareholder	$123,463	$25,593	$9,381	$(15,634)	$142,803
Average assets	$50,488,226	$7,303,466	$13,238,660	$6,878,735	$77,909,087

	Nine Months Ended September 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,485,422	$121,428	$25,026	$(122,998)	$1,508,878
Allocated provision for loan losses	77,116	41,714	—	(1,499)	117,331
Noninterest income	568,548	126,739	71,072	(25,144)	741,215
Noninterest expense	1,292,947	116,994	14,683	153,981	1,578,605
Net income (loss) before income tax expense (benefit)	683,907	89,459	81,415	(300,624)	554,157
Income tax expense (benefit)	239,367	31,311	28,495	(149,165)	150,008
Net income (loss)	444,540	58,148	52,920	(151,459)	404,149
Less: net income attributable to noncontrolling interests	448	—	1,290	—	1,738
Net income (loss) attributable to shareholder	$444,092	$58,148	$51,630	$(151,459)	$402,411
Average assets	$53,748,809	$12,459,087	$14,288,092	$7,092,747	$87,588,735

	Nine Months Ended September 30, 2014
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$1,391,303	$100,759	$12,954	$(28,975)	$1,476,041
Allocated provision for loan losses	92,115	5,509	—	(11,237)	86,387
Noninterest income	524,765	137,796	63,803	(45,160)	681,204
Noninterest expense	1,294,095	112,725	12,130	178,321	1,597,271
Net income (loss) before income tax expense (benefit)	529,858	120,321	64,627	(241,219)	473,587
Income tax expense (benefit)	197,372	44,820	24,074	(158,799)	107,467
Net income (loss)	332,486	75,501	40,553	(82,420)	366,120
Less: net income attributable to noncontrolling interests	464	—	1,308	—	1,772
Net income (loss) attributable to shareholder	$332,022	$75,501	$39,245	$(82,420)	$364,348
Average assets	$49,140,107	$7,000,603	$12,773,686	$6,859,995	$75,774,391
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
Funds transfer pricing was used in the determination of net interest income earned primarily on loans and deposits. The method employed for funds transfer pricing is a matched funding concept whereby operating segments which are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. Costs for centrally managed operations are generally allocated to the lines of business based on the utilization of services provided or other appropriate indicators. Capital is allocated to the lines of business based upon the underlying risks in each business taking into account economic and regulatory capital standards.
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
(12) Related Party Transactions
The Company enters into various transactions with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2015 and 2014.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $850 million and $200 million for cash flow hedges and $4.7 billion and $4.2 billion for free-standing derivatives not designated as hedging instruments at September 30, 2015 and December 31, 2014, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	September 30, 2015	December 31, 2014
	(In Thousands)
Derivative contracts:
Cash flow hedges	$57	$1,693
Free-standing derivatives not designated as hedging instruments	(38,590)	9,512
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

	September 30, 2015	December 31, 2014
	(In Thousands)
Securities purchased under agreements to resell	$29,975	$97,970
Securities sold under agreements to repurchase	—	435,684

Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At September 30, 2015 there was $150 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. At December 31, 2014 there were no amounts outstanding under either of these agreements.

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
Executive Overview
Financial Performance
Consolidated net income attributable to shareholder for the three months ended September 30, 2015 was $125.2 million compared to $142.8 million earned during the three months ended September 30, 2014. The decrease in net income attributable to shareholder was primarily due to an increase in provision expense and an increase in income tax expense, offset in part by an increase in noninterest income as well as an increase in net interest income.
Net interest income totaled $507.9 million for the three months ended September 30, 2015 compared to $482.0 million for the three months ended September 30, 2014. The net interest margin for the three months ended September 30, 2015 was 2.70%, a decline of 31 basis points compared to 3.01% for the three months ended September 30, 2014. The decrease in net interest margin for the three months ended September 30, 2015 was driven by lower yields on earning assets.
The provision for loan losses was $29.2 million for the three months ended September 30, 2015 compared to $3.9 million of provision for loan losses for the three months ended September 30, 2014. The increase was primarily attributable to a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2015. Net charge-offs for the three months ended September 30, 2015 totaled $28.5 million which represented a $5.7 million increase compared to $22.8 million for the three months ended September 30, 2014.
Noninterest income was $233.4 million, an increase of $6.9 million compared to the three months ended September 30, 2014. The increase in noninterest income was largely attributable to a $25.1 million increase in other noninterest income due to a $21.1 million gain on the sale of mortgage loans not initially originated for sale in the secondary market, offset by a $7.9 million decrease in mortgage banking income.
Noninterest expense was $536.3 million for the three months ended September 30, 2015, an increase of $3.1 million compared to the three months ended September 30, 2014. The increase in noninterest expense was primarily attributable to a $9.2 million increase in other noninterest expense primarily due to an increase in provision for unfunded commitments and valuation reserves on loans held for sale offset by a $10.3 million decrease in FDIC indemnification expense.
Income tax expense was $50.1 million for the three months ended September 30, 2015 compared to $27.8 million for the three months ended September 30, 2014. This resulted in an effective tax rate of 28.5% for 2015 and 16.2% for 2014. The increase in the effective tax rate for the three months ended September 30, 2015 was primarily driven by the release of a valuation allowance on net operating losses of BSI during the three months ended September 30, 2014.

The Company's total assets at September 30, 2015 were $89.4 billion, an increase of $6.2 billion from December 31, 2014 levels. Total loans, excluding loans held for sale, were $60.3 billion at September 30, 2015, an increase of $2.9 billion or 5.1% from year-end December 31, 2014 levels. The growth in loans was primarily due to increases in commercial loans. Deposits increased $3.3 billion or 5.4% compared to December 31, 2014, driven by a 5.2% increase in transaction accounts, which was fueled by an increase in noninterest bearing deposits.
Total shareholder's equity at September 30, 2015 was $12.4 billion, an increase of $377 million compared to December 31, 2014.
Capital
Beginning January 1, 2015, the Company began the transition period for the Basel III capital rules. As such, the Company will report Basel III capital ratios under the phase-in provisions for regulatory reporting purposes until fully phased in at January 1, 2019. Under these new provisions, the Company's Tier1 and CET1 ratios were 10.74% and 10.68%, respectively, at September 30, 2015 under the phase in provisions.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at September 30, 2015 and December 31, 2014 without regulatory approval.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $125.2 million and $142.8 million for the three months ended September 30, 2015 and 2014, respectively. Consolidated net income attributable to shareholder totaled $402.4 million and $364.3 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s results of operations for the three months ended September 30, 2015 reflected higher noninterest income partially due to a $21 million gain on the sale of mortgage loans included in other noninterest income offset by higher income tax expense. The Company's results of operations for the nine months ended September 30, 2015 reflected higher noninterest income due to higher levels of investment banking and advisory fees, mortgage banking income and investment securities gains as well as lower noninterest expense primarily due to a decrease in FDIC indemnification expense.
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
Three Months Ended September 30, 2015 and 2014
Net interest income totaled $507.9 million for the three months ended September 30, 2015 compared to $482.0 million for the three months ended September 30, 2014.
Net interest income on a fully taxable equivalent basis totaled $526.9 million for the three months ended September 30, 2015 compared with $500.8 million for the three months ended September 30, 2014. Net interest income on a fully taxable equivalent basis increased $26.1 million in 2015 compared to 2014. The increase in net interest income was primarily the result of an increase in total interest earning assets driven by higher balances in loans and trading account securities. Offsetting this increase was an increase in total interest bearing liabilities due to an increase in the balances of interest bearing deposits, FHLB and other borrowings and other short-term borrowings for the three months ended September 30, 2015 compared to the same period in 2014.

Net interest margin was 2.70% for the three months ended September 30, 2015 compared to 3.01% for the three months ended September 30, 2014. The 31 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin has been negatively impacted by a $4.0 billion increase in the average balance of trading account securities and a $4.3 billion increase in the average balance of other short term borrowings due to an increase in U.S. Treasury long and short positions held by BSI.
The fully taxable equivalent yield for the three months ended September 30, 2015 for the loan portfolio was 3.64% compared to 3.75% for the same period in 2014. The yield on non-covered loans for the three months ended September 30, 2015 was 3.59% compared to 3.60% for the corresponding period in 2014. The yield on covered loans for the three months ended September 30, 2015 was 10.28% compared to 17.92% for the corresponding period in 2014. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Upon expiration, the income associated with these commercial loans is now included in non-covered loans interest income. The decrease in yield on covered loans was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the investment securities portfolio was 1.92% for the three months ended September 30, 2015, compared to 2.26% for the three months ended September 30, 2014. The 34 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates due to a lower rate environment.
The yield on trading account securities decreased to 1.37% for the three months ended September 30, 2015 compared to 2.79% for the three months ended September 30, 2014 due to an increase in U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.61% for the three months ended September 30, 2015 compared to 0.62% for the three months ended September 30, 2014.
The average rate paid on FHLB and other borrowings for the three months ended September 30, 2015 was 1.28% compared to 1.70% for the corresponding period in 2014. The 42 basis point decrease was driven by changes in the value of interest rate contracts hedging the value of FHLB and other borrowings offset by the impact of the $1 billion issuance of senior notes in September 2014 and the $700 million issuance of subordinated notes in April 2015 under the Global Bank Note program.
The average rate on other short-term borrowings decreased 204 basis points to 1.01% for the three months ended September 30, 2015 due to the effect of the increase in U.S. Treasury short positions held by BSI.
Nine Months Ended September 30, 2015 and 2014
Net interest income totaled $1.5 billion for both the nine months ended September 30, 2015 and 2014.
Net interest income on a fully taxable equivalent basis totaled $1.6 billion for the nine months ended September 30, 2015 and $1.5 billion for the nine months ended September 30, 2014.
Net interest margin was 2.77% for the nine months ended September 30, 2015 compared to 3.18% for the nine months ended September 30, 2014. The 41 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin was negatively impacted by the increase in the average balance of trading account securities and the increase in the average balance of other short term borrowings primarily due to an increase in U.S. Treasury long and short positions held by BSI.
The fully taxable equivalent yield for the nine months ended September 30, 2015 for the loan portfolio was 3.71% compared to 3.93 % for the same period in 2014. The yield on non-covered loans for the nine months ended September 30, 2015 was 3.65 % compared to 3.66 % for the corresponding period in 2014. The yield on covered loans for the nine months ended September 30, 2015 was 11.19 % compared to 24.91 % for the corresponding period in 2014. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Upon expiration, the income associated with these commercial loans is now included in non-covered loans interest income. The decrease in yield on covered loans was primarily due to the impact of the quarterly reassessment of expected future cash flows.

The fully taxable equivalent yield on the investment securities portfolio was 2.04% for the nine months ended September 30, 2015, compared to 2.35% for the nine months ended September 30, 2014. The 31 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities, and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates due to a lower rate environment.
The yield on trading account securities was 1.34% for the nine months ended September 30, 2015 compared to 2.71% for the nine months ended September 30, 2014 due to an increase in U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.61% for the nine months ended September 30, 2015 compared to 0.59% for the nine months ended September 30, 2014.
The average rate on FHLB and other borrowings for the nine months ended September 30, 2015 was 1.56% compared to 1.61% for the corresponding period in 2014.
The average rate on other short-term borrowing was 1.23% for the nine months ended September 30, 2015 compared to 2.54% for nine months ended September 30, 2014 due to the effect of the increase in U.S. Treasury short positions held by BSI.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$60,170,975	$543,762	3.59%	$54,756,383	$497,046	3.60%
Covered loans	461,329	11,951	10.28	593,266	26,797	17.92
Loans (1) (2) (3)	60,632,304	555,713	3.64	55,349,649	523,843	3.75
Investment securities – AFS (tax exempt) (3)	193,008	2,044	4.20	488,143	5,119	4.16
Investment securities – AFS (taxable)	10,314,680	45,316	1.74	8,640,258	45,031	2.07
Total investment securities – AFS	10,507,688	47,360	1.79	9,128,401	50,150	2.18
Investment securities – HTM (tax exempt) (3)	1,143,158	9,070	3.15	1,152,622	8,622	2.97
Investment securities – HTM (taxable)	223,371	1,049	1.86	275,387	1,249	1.80
Total investment securities - HTM	1,366,529	10,119	2.94	1,428,009	9,871	2.74
Trading account securities (3)	4,167,721	14,431	1.37	133,453	937	2.79
Other (4) (5)	682,436	1,659	0.96	66,241	47	0.28
Total earning assets	77,356,678	629,282	3.23	66,105,753	584,848	3.51
Noninterest earning assets:
Cash and due from banks	4,154,979			3,509,394
Allowance for loan losses	(725,871)			(712,811)
Net unrealized gain (loss) on investment securities available for sale	9,568			37,160
Other noninterest earning assets	8,966,376			8,969,591
Total assets	$89,761,730			$77,909,087
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$6,949,920	2,943	0.17	$7,079,309	2,971	0.17
Savings and money market accounts	24,414,794	22,260	0.36	22,479,532	24,256	0.43
Certificates and other time deposits	13,158,735	42,990	1.30	12,956,374	39,478	1.21
Foreign office deposits	177,014	89	0.20	120,989	58	0.19
Total interest bearing deposits	44,700,463	68,282	0.61	42,636,204	66,763	0.62
FHLB and other borrowings	6,331,187	20,422	1.28	3,827,684	16,399	1.70
Federal funds purchased and securities sold under agreements to repurchase (5)	677,351	2,506	1.47	838,802	447	0.21
Other short-term borrowings	4,370,077	11,129	1.01	51,290	394	3.05
Total interest bearing liabilities	56,079,078	102,339	0.72	47,353,980	84,003	0.70
Noninterest bearing deposits	19,311,966			17,039,477
Other noninterest bearing liabilities	2,053,536			1,598,363
Total liabilities	77,444,580			65,991,820
Shareholder’s equity	12,317,150			11,917,267
Total liabilities and shareholder’s equity	$89,761,730			$77,909,087
Net interest income/net interest spread		$526,943	2.51%		$500,845	2.81%
Net interest margin			2.70%			3.01%
Taxable equivalent adjustment		19,076			18,877
Net interest income		$507,867			$481,968

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$59,261,882	$1,619,513	3.65%	$53,091,001	$1,454,943	3.66%
Covered loans	475,305	39,790	11.19	660,487	123,064	24.91
Loans (1) (2) (3)	59,737,187	1,659,303	3.71	53,751,488	1,578,007	3.93
Investment securities – AFS (tax exempt) (3)	332,492	10,100	4.06	498,452	15,822	4.24
Investment securities – AFS (taxable)	9,861,132	136,483	1.85	8,374,817	135,407	2.16
Total investment securities – AFS	10,193,624	146,583	1.92	8,873,269	151,229	2.28
Investment securities – HTM (tax exempt) (3)	1,129,784	26,373	3.12	1,172,896	26,355	3.00
Investment securities – HTM (taxable)	236,515	3,409	1.93	292,503	3,955	1.81
Total investment securities - HTM	1,366,299	29,782	2.91	1,465,399	30,310	2.77
Trading account securities (3)	3,779,274	37,878	1.34	100,611	2,036	2.71
Other (4) (5)	601,357	4,017	0.89	37,891	136	0.48
Total earning assets	75,677,741	1,877,563	3.32	64,228,658	1,761,718	3.67
Noninterest earning assets:
Cash and due from banks	3,589,289			3,346,640
Allowance for loan losses	(707,459)			(707,630)
Net unrealized gain (loss) on investment securities available for sale	44,180			40,216
Other noninterest earning assets	8,984,984			8,866,507
Total assets	$87,588,735			$75,774,391
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,281,588	8,868	0.16	$7,269,983	9,066	0.17
Savings and money market accounts	23,890,463	70,465	0.39	21,020,159	59,922	0.38
Certificates and other time deposits	12,832,859	123,546	1.29	12,733,405	111,717	1.17
Foreign office deposits	171,048	257	0.20	121,212	175	0.19
Total interest bearing deposits	44,175,958	203,136	0.61	41,144,759	180,880	0.59
FHLB and other borrowings	5,742,906	67,068	1.56	4,070,692	48,947	1.61
Federal funds purchased and securities sold under agreements to repurchase (5)	832,854	5,534	0.89	885,147	1,384	0.21
Other short-term borrowings	3,973,734	36,668	1.23	27,183	516	2.54
Total interest bearing liabilities	54,725,452	312,406	0.76	46,127,781	231,727	0.67
Noninterest bearing deposits	18,749,621			16,349,912
Other noninterest bearing liabilities	1,890,692			1,509,944
Total liabilities	75,365,765			63,987,637
Shareholder’s equity	12,222,970			11,786,754
Total liabilities and shareholder’s equity	$87,588,735			$75,774,391
Net interest income/net interest spread		$1,565,157	2.56%		$1,529,991	3.00%
Net interest margin			2.77%			3.18%
Taxable equivalent adjustment		56,279			53,950
Net interest income		$1,508,878			$1,476,041

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended September 30, 2015 and 2014
For the three months ended September 30, 2015, the Company recorded $29.2 million of provision for loan losses compared to $3.9 million of provision for loan losses for the three months ended September 30, 2014. The increase in provision for loan losses for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2015. The Company recorded net charge-offs of $28.5 million during the three months ended September 30, 2015 compared to $22.8 million during the corresponding period in 2014. Net charge-offs were 0.19% of average loans for the three months ended September 30, 2015 compared to 0.16% of average loans for the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, the Company recorded $117.3 million of provision for loan losses compared to $86.4 million of provision for loan losses for the nine months ended September 30, 2014. The increase in provision for loan losses for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily attributable to loan growth as well as a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2015.The Company recorded net charge-offs of $80.3 million during the nine months ended September 30, 2015 compared to $91.2 million during the corresponding period in 2014. Net charge-offs were 0.18% of average loans for the nine months ended September 30, 2015 compared to 0.23% of average loans for the nine months ended September 30, 2014.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Service charges on deposit accounts	$54,917	$57,537	$161,891	$165,886
Card and merchant processing fees	29,024	28,682	83,918	81,459
Retail investment sales	26,055	27,645	77,574	83,053
Investment banking and advisory fees	17,842	18,750	84,975	63,226
Asset management fees	7,918	10,666	24,449	31,959
Corporate and correspondent investment sales	6,047	5,388	20,290	22,016
Mortgage banking income	554	8,498	21,269	18,924
Bank owned life insurance	4,345	4,603	13,527	12,807
Investment securities gains, net	6,736	9,710	66,967	47,608
Gain (loss) on prepayment of FHLB and other borrowings, net	—	143	(6,118)	(315)
Other	79,938	54,809	192,473	154,581
Total noninterest income	$233,376	$226,431	$741,215	$681,204

Three Months Ended September 30, 2015 and 2014
Noninterest income was $233.4 million for the three months ended September 30, 2015 compared to $226.4 million for the three months ended September 30, 2014. The increase in noninterest income was largely attributable to an increase in other noninterest income which was partially offset by decreases in service charges on deposit accounts, asset management fees, mortgage banking income and investment securities gains.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts decreased to $54.9 million for the three months ended September 30, 2015, compared to $57.5 million for the three months ended September 30, 2014 due to a decline in consumer overdraft fees.
Asset management fees for the three months ended September 30, 2015, decreased by $2.7 million from the corresponding period in 2014 primarily driven by a decrease in assets under management due to the divestiture of one of the Bank's wealth management subsidiaries.
Mortgage banking income for the three months ended September 30, 2015 was $554 thousand compared to $8.5 million for the three months ended September 30, 2014. Mortgage banking income for the three months ended September 30, 2015 included $8.3 million of origination fees and gains on sales of mortgage loans as well as losses of $7.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the three months ended September 30, 2014 included $10.3 million of origination fees and gains on sales of mortgage loans as well as losses of $1.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income for the three months ended September 30, 2015 compared to the corresponding period in 2014 was primarily driven by the lower interest rate environment during the third quarter of 2015 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs.
Investment securities gains, net decreased to $6.7 million for the three months ended September 30, 2015, compared to $9.7 million in the three months ended September 30, 2014, see "—Investment Securities" for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended September 30, 2015, other income increased by $25.1 million primarily attributable to a $21.1 million gain on the sale of mortgage loans. During the three months ended September 30, 2015, the Company transferred to loans held for sale and sold approximately $396 million of mortgage loans.
Nine Months Ended September 30, 2015 and 2014
Noninterest income was $741.2 million for the nine months ended September 30, 2015 compared to $681.2 million for the nine months ended September 30, 2014. The increase in noninterest income was largely attributable to increases in investment banking and advisory fees, mortgage banking income and other noninterest income.
Income from investment banking and advisory fees increased to $85.0 million for the nine months ended September 30, 2015, compared to $63.2 million for the nine months ended September 30, 2014 due primarily to an increase in structuring and advisory fees and higher bond originations during 2015 compared to the same period in 2014.
Mortgage banking income for the nine months ended September 30, 2015 was $21.3 million compared to $18.9 million for the nine months ended September 30, 2014. Mortgage banking income for the nine months ended September 30, 2015 included $28.0 million of origination fees and gains on sales of mortgage loans as well as losses of $5.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the nine months ended September 30, 2014 included $18.9 million of origination fees and gains on sales of mortgage loans as well as gains of $321 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income for the nine months ended September 30, 2015 compared to the corresponding period in 2014 was primarily driven by higher refinance volume at higher margins compared to the same period in 2014.

Investment securities gains, net increased to $67.0 million for the nine months ended September 30, 2015, compared to $47.6 million in the nine months ended September 30, 2014, see "—Investment Securities" for more information related to the investment securities sales.
For the nine months ended September 30, 2015, other income increased by $37.9 million primarily due to a gain of $21.1 million on the sale of mortgage loans. Servicing fees also increased $4.4 million due to an increase in loans sold to FNMA where the Company retained the servicing in 2015 compared to 2014. Trade services fees and miscellaneous income also increased $4.7 million and $9.9 million, respectively, for the nine months ended September 30, 2015.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Salaries, benefits and commissions	$268,362	$265,334	$796,333	$791,204
Equipment	58,151	56,355	173,467	165,562
Professional services	54,784	52,463	152,462	148,652
Net occupancy	39,525	39,357	119,187	118,514
FDIC indemnification expense	8,461	18,748	49,669	80,736
Amortization of intangibles	9,507	12,635	30,083	38,800
Total securities impairment	—	—	1,298	180
Other	97,460	88,250	256,106	253,623
Total noninterest expense	$536,250	$533,142	$1,578,605	$1,597,271
Three Months Ended September 30, 2015 and 2014
Noninterest expense was $536.3 million for the three months ended September 30, 2015 compared to $533.1 million for the three months ended September 30, 2014. The $3.1 million increase in noninterest expense was primarily driven by an increase in salaries, benefits and commissions and other noninterest expense offset by a decrease in FDIC indemnification expense and amortization of intangibles.
Salaries, benefits and commissions increased to $268.4 million for the three months ended September 30, 2015 compared to $265.3 million for the three months ended September 30, 2014. The increase was due to $3.0 million of salaries and benefits recognized during the three months ended September 30, 2015 related to Spring Studios which was acquired by the Company during the second quarter of 2015.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset and liability stemming from changes in credit expectations of covered loans, was $8.5 million during the three months ended September 30, 2015 compared to $18.7 million for the corresponding period in 2014. The decrease for the three months ended September 30, 2015 was primarily a result of the continued decline in the balance of the covered loan portfolio.
Amortization expense decreased by $3.1 million to $9.5 million for the three months ended September 30, 2015 due to the lower level of intangible assets at September 30, 2015 compared to the same period in 2014.
Other noninterest expense represents FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased for the three months ended September 30, 2015 to $97.5 million compared to $88.3 million for the three months ended September 30, 2014 attributable to a $4.3 million increase in the provision for unfunded commitments and a $4.6 million valuation adjustment related to loans transferred to held for sale during the third quarter of 2015.
Nine Months Ended September 30, 2015 and 2014
Noninterest expense was $1.6 billion for the nine months ended September 30, 2015, a decrease of $18.7 million compared to the nine months ended September 30, 2014.The main drivers of the decrease were a decrease in FDIC indemnification expense and amortization of intangibles which was partially offset by increases in salaries, benefits and commissions and equipment expense.
Salaries, benefits and commissions increased to $796.3 million for the nine months ended September 30, 2015 compared to $791.2 million for the nine months ended September 30, 2014. The increase was due to $4.7 million of salaries and benefits recognized during the nine months ended September 30, 2015 related to Spring Studios which was acquired by the Company during the second quarter of 2015.
Equipment expense was $173.5 million during the nine months ended September 30, 2015 compared to $165.6 million for the corresponding period in 2014 due to a $9.8 million increase in software amortization resulting from software additions in 2015 offset by a $2.0 million decrease related to hardware depreciation.
FDIC indemnification expense was $49.7 million during the nine months ended September 30, 2015 compared to $80.7 million for the corresponding period in 2014. The decrease for the nine months ended September 30, 2015 was primarily a result of the continued decline in the balance of the covered loan portfolio.
Amortization expense decreased by $8.7 million to $30.1 million for the nine months ended September 30, 2015 due to the lower level of intangible assets at September 30, 2015 compared to the same period in 2014.
Income Tax Expense
Three Months Ended September 30, 2015 and 2014
The Company’s income tax expense totaled $50.1 million and $27.8 million for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was 28.5% for the three months ended September 30, 2015 and 16.2% for the three months ended September 30, 2014. The increase in the effective tax rate for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily driven by the release of a valuation allowance on net operating losses of BSI during the three months ended September 30, 2014.
Nine Months Ended September 30, 2015 and 2014
The Company’s income tax expense totaled $150.0 million and $107.5 million for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate was 27.1% for the nine months ended September 30, 2015 and 22.7% for the nine months ended September 30, 2014. The increase in the effective tax rate for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily driven by higher net income before income tax expense relative to permanent income tax differences in 2015 as compared to the same period in 2014 and the release of a valuation allowance on net operating losses of BSI during the three months ended September 30, 2014.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $4.2 billion at September 30, 2015 compared to $2.8 billion at December 31, 2014. The $1.4 billion increase in trading account assets was attributable to an increase in U.S. Treasury securities held by BSI.

Investment Securities
As of September 30, 2015, the securities portfolio included $10.8 billion in available for sale securities and $1.4 billion in held to maturity securities for a total investment portfolio of $12.2 billion, an increase of $576 million compared with December 31, 2014.
During the three months ended September 30, 2015, as part of the Company's liquidity management strategy and due to upcoming LCR requirements, the Company sold approximately $263 million of state and political subdivisions and $287 million of mortgage-backed securities and collateralized mortgage obligations classified as available for sale. See the "—Liquidity Management" and Note 2, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
During the nine months ended September 30, 2015, the Company received proceeds of $2.9 billion related to the sale of U.S. Treasury and other U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations and states and political subdivisions holdings classified as available for sale which resulted in net gains of $67.0 million. During the nine months ended September 30, 2014, the Company received proceeds of $961 million from the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $47.6 million.
Lending Activities
Average loans and loans held for sale, net of unearned income, represented 78.9% of average interest-earnings assets at September 30, 2015, compared to 83.0% at December 31, 2014. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	September 30, 2015	December 31, 2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,636,319	$23,828,537
Real estate – construction	2,315,351	2,154,652
Commercial real estate – mortgage	10,624,632	9,877,206
Total commercial loans	$38,576,302	$35,860,395
Consumer loans:
Residential real estate – mortgage	$13,897,723	$13,922,656
Equity lines of credit	2,376,408	2,304,784
Equity loans	612,148	634,968
Credit card	609,982	630,456
Consumer direct	854,989	652,927
Consumer indirect	2,901,603	2,870,408
Total consumer loans	$21,252,853	$21,016,199
Covered loans	458,066	495,190
Total loans	$60,287,221	$57,371,784
Loans held for sale	634,158	154,816
Total loans and loans held for sale	$60,921,379	$57,526,600
Loans and loans held for sale, net of unearned income, totaled $60.9 billion at September 30, 2015, an increase of $3.4 billion from December 31, 2014. The increase in total loans was primarily driven by growth in commercial loans as well as increases in the consumer direct and consumer indirect loan portfolios.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $482 million at September 30, 2015 compared to $420 million at December 31, 2014. The increase in nonperforming assets was primarily due to a $58 million increase in nonaccrual loans primarily related to downgrades of certain loans in the energy portfolio. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.79% at September 30, 2015 compared with 0.73% at December 31, 2014.

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
Potential problem loans increased $317 million from December 31, 2014 to September 30, 2015. The increase was primarily attributable to downgrades in the energy portfolio. See "—Concentrations" for additional discussion.

Table 5 Potential Problem Loans

	September 30, 2015	December 31, 2014
	(In Thousands)
Commercial, financial and agricultural	$415,383	$111,919
Real estate – construction	185	214
Commercial real estate – mortgage	69,532	55,517
	$485,100	$167,650

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	September 30, 2015	December 31, 2014
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$130,370	$61,157
Real estate – construction	5,712	7,964
Commercial real estate – mortgage	85,975	89,736
Residential real estate – mortgage	103,492	108,357
Equity lines of credit	33,436	32,874
Equity loans	15,104	19,029
Credit card	—	—
Consumer direct	635	799
Consumer indirect	6,053	2,624
Covered	153	114
Total nonaccrual loans	380,930	322,654
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$380,930	$322,654
Accruing TDRs: (1)
Commercial, financial and agricultural	$9,635	$10,127
Real estate – construction	2,247	2,112
Commercial real estate – mortgage	33,837	39,841
Residential real estate – mortgage	71,102	69,408
Equity lines of credit	—	—
Equity loans	37,785	41,197
Credit card	—	—
Consumer direct	469	298
Consumer indirect	—	—
Covered	—	—
Total TDRs	155,075	162,983
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$155,075	$162,983
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$5,202	$1,610
Real estate – construction	426	477
Commercial real estate – mortgage	5,607	628
Residential real estate – mortgage	1,230	2,598
Equity lines of credit	2,411	2,679
Equity loans	985	997
Credit card	8,322	9,441
Consumer direct	2,153	2,296
Consumer indirect	4,213	2,771
Covered	43,039	47,957
Total loans 90 days past due and accruing	73,588	71,454
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$73,588	$71,454
Other real estate	$23,762	$20,600
Other repossessed assets	$3,331	$3,920

(1)	TDR totals include accruing loans 90 days past due classified as TDRs.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	September 30, 2015	December 31, 2014
	(In Thousands)
Nonaccrual loans	$380,930	$322,654
Loans 90 days or more past due and accruing (1)	73,588	71,454
TDRs 90 days or more past due and accruing	678	1,722
Nonperforming loans	455,196	395,830
OREO	23,762	20,600
Other repossessed assets	3,331	3,920
Total nonperforming assets	$482,289	$420,350

(1)	Excludes loans classified as TDRs.
Table 8 Asset Quality Ratios

	September 30, 2015	December 31, 2014
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	0.75%	0.69%
Nonperforming assets as a percentage of loans and loans held for sale, other real estate, and other repossessed assets (2)	0.79%	0.73%
Allowance for loan losses as a percentage of loans	1.20%	1.19%
Allowance for loan losses as a percentage of nonperforming loans (3)	158.64%	173.06%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDRs), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Balance at beginning of period	$20,600	$23,228
Transfer of loans and loans held for sale to OREO	16,552	14,278
Sales of OREO	(10,073)	(18,108)
Write-downs of OREO	(3,317)	(2,340)
Balance at end of period	$23,762	$17,058

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Balance at beginning of period,	$322,540	$436,290
Additions	305,310	275,906
Returns to accrual	(35,663)	(65,071)
Loan sales	(7,150)	(69,115)
Payments and paydowns	(65,793)	(86,865)
Transfers to OREO	(16,134)	(13,310)
Charge-offs	(122,333)	(136,670)
Balance at end of period	$380,777	$341,165
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Balance at beginning period	$243,374	$310,282
New TDRs	16,852	41,322
Payments/Payoffs	(27,166)	(75,631)
Charge-offs	(3,686)	(5,023)
Loan sales	(1,982)	(2,098)
Transfer to OREO	(1,479)	(3,896)
Balance at end of period	$225,913	$264,956
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $226 million at September 30, 2015 from $243 million at December 31, 2014. Included in these amounts are $155 million at September 30, 2015 and $163 million at December 31, 2014 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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

Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $722 million at September 30, 2015, from $685 million at December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.20% at September 30, 2015 compared to 1.19% at December 31, 2014. Nonperforming loans were $455 million at September 30, 2015 compared to $396 million at December 31, 2014. The allowance attributable to individually impaired loans was $64 million at September 30, 2015 compared to $63 million at December 31, 2014.
Net charge-offs were 0.19% of average loans for the three months ended September 30, 2015 compared to 0.16% of average loans for the three months ended September 30, 2014. The increase in net charge-offs for the three months ended September 30, 2015 as compared to the corresponding period in 2014 was primarily driven by increases in commercial, financial and agricultural and consumer indirect portfolios. Net charge-offs were 0.18% of average loans for the nine months ended September 30, 2015 compared to 0.23% of average loans for the nine months ended September 30, 2014. The decrease in net charge-offs for the nine months ended September 30, 2015 as compared to the corresponding period in 2014 was primarily driven by decreases in the commercial, financial and agricultural, commercial and residential real estate - mortgage, equity lines of credit and equity loans portfolios offset by increases in the consumer direct and consumer indirect portfolios.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 12 Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
	(Dollars in Thousands)
Average loans outstanding during the period	$60,513,571	$55,196,146	$59,619,979	$53,635,972
Allowance for loan losses, beginning of period	$721,471	$714,760	$685,041	$700,719
Charge-offs:
Commercial, financial and agricultural	9,161	3,404	20,706	23,855
Real estate – construction	124	26	199	2,154
Commercial real estate – mortgage	786	529	2,181	8,352
Residential real estate – mortgage	1,909	4,461	7,985	15,984
Equity lines of credit	3,157	3,735	10,154	17,156
Equity loans	878	1,656	2,750	6,281
Credit card	7,380	8,271	24,138	27,250
Consumer direct	7,055	5,582	19,686	17,211
Consumer indirect	13,132	6,661	35,133	18,426
Covered	490	1,124	1,516	2,131
Total charge-offs	44,072	35,449	124,448	138,800
Recoveries:
Commercial, financial and agricultural	5,171	3,818	10,410	12,736
Real estate – construction	550	1,003	4,157	2,976
Commercial real estate – mortgage	349	282	870	2,020
Residential real estate – mortgage	2,208	1,238	5,870	4,674
Equity lines of credit	1,070	1,514	2,516	3,893
Equity loans	494	514	2,580	1,675
Credit card	705	701	2,087	2,144
Consumer direct	861	1,100	3,703	4,716
Consumer indirect	4,162	2,108	12,002	7,505
Covered	2	420	3	5,233
Total recoveries	15,572	12,698	44,198	47,572
Net charge-offs	28,500	22,751	80,250	91,228
Total provision for loan losses	29,151	3,869	117,331	86,387
Allowance for loan losses, end of period	$722,122	$695,878	$722,122	$695,878
Net charge-offs to average loans	0.19%	0.16%	0.18%	0.23%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of September 30, 2015 and December 31, 2014.
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
The commercial, financial and agricultural portfolio segment totaled $25.6 billion at September 30, 2015, compared to $23.8 billion at December 31, 2014. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
Beginning late in 2014, oil prices began to decline and, as a result, the Company has been closely monitoring the potential impact on its energy lending portfolio. As shown in Table 13, the Company's energy industry loan balances at September 30, 2015 were approximately $3.7 billion and represented 6.2% of the Company's total loan portfolio. This amount is comprised of loans directly related to energy, such as refining and support, exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, and oil field services. The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of September 30, 2015, the Company has observed negative trending of the internal risk ratings in the energy lending portfolio and a moderate increase in non-accrual loans as indicated in Table 13. Additionally, the Company has continued to observe negative trending subsequent to September 30, 2015.
The overall level of loans rated special mention or lower in this portfolio at September 30, 2015 is 14.3%, comprised of 4.8% rated special mention and 9.5% rated substandard or lower. The decline in oil prices has negatively impacted the financial results for many borrowers in the portfolio leading to internal rating downgrades. The internal rating downgrades reflect the weakened financial performance of certain borrowers in this portfolio. If the current level of oil prices stagnates, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.

The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 13 Commercial, Financial and Agricultural

	September 30, 2015				December 31, 2014
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$721,090	$14	$—	$—	$576,185	$380	$—	$—
Basic Materials	904,518	67	—	1,752	1,006,900	73	—	—
Capital Goods & Industrial Services	2,482,540	6,278	19	—	2,155,565	4,673	19	—
Construction & Infrastructure	686,152	1,840	143	154	726,504	2,627	208	1,567
Consumer & Healthcare	3,192,056	10,904	444	—	2,787,797	4,673	843	2
Energy	3,731,583	42,851	118	—	3,612,145	6,186	—	—
Financial Services	1,089,544	1,126	7	—	1,402,784	223	10	3
General Corporates	1,259,739	2,362	154	2,211	1,202,276	2,899	305	38
Institutions	2,489,273	6,404	8,161	—	2,219,357	9,724	7,175	—
Leisure	2,021,945	12,438	226	—	1,832,870	3,850	248	—
Real Estate	1,711,782	2,056	—	107	1,428,412	45	—	—
Retailers	2,407,989	27,719	83	777	2,333,268	5,172	296	—
Telecoms, Technology & Media	1,362,071	15,925	55	201	1,177,541	19,157	—	—
Transportation	770,893	386	211	—	723,088	1,443	1,005	—
Utilities	805,144	—	14	—	643,845	32	18	—
Total Commercial, Financial and Agricultural	$25,636,319	$130,370	$9,635	$5,202	$23,828,537	$61,157	$10,127	$1,610
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $10.6 billion and $9.9 billion at September 30, 2015 and December 31, 2014, respectively and real estate - construction loans totaled $2.3 billion and $2.2 billion at September 30, 2015, and December 31, 2014, respectively.
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

The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 14 Commercial Real Estate

	September 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$580,130	$8,018	$3,685	$420	$623,029	$9,328	$3,540	$—
Arizona	821,333	4,424	519	717	807,315	5,757	2,748	—
California	1,205,199	3,814	243	237	1,182,095	2,182	794	—
Colorado	382,603	8,466	11,262	95	464,992	12,996	11,364	—
Florida	1,001,666	9,692	157	943	908,329	7,567	168	—
New Mexico	156,528	6,302	26	—	176,896	6,149	31	—
Texas	3,261,678	30,294	2,308	2,916	3,128,072	31,494	2,446	628
Other	3,215,495	14,965	15,637	279	2,586,478	14,263	18,750	—
	$10,624,632	$85,975	$33,837	$5,607	$9,877,206	$89,736	$39,841	$628

Table 15 Real Estate – Construction

	September 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$31,035	$338	$317	$—	$67,466	$117	$426	$—
Arizona	107,639	2,338	—	—	155,379	2,852	—	—
California	304,123	19	23	—	228,284	24	31	—
Colorado	95,750	—	—	—	74,526	—	—	—
Florida	168,469	—	—	—	161,322	88	—	—
New Mexico	10,798	89	52	—	13,977	—	72	207
Texas	1,109,488	2,489	1,855	426	1,013,865	4,089	1,583	270
Other	488,049	439	—	—	439,833	794	—	—
	$2,315,351	$5,712	$2,247	$426	$2,154,652	$7,964	$2,112	$477
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

Residential real estate - mortgage loans totaled $13.9 billion at both September 30, 2015 and December 31, 2014. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 16 Residential Real Estate - Mortgage

	September 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,123,185	$11,322	$15,355	$9	$1,292,303	$12,905	$14,824	$97
Arizona	1,395,907	6,651	11,141	205	1,460,922	8,806	10,229	310
California	2,971,404	13,720	2,988	—	2,607,029	12,051	3,475	—
Colorado	1,215,632	4,244	4,365	2	1,237,629	3,304	3,557	6
Florida	1,659,273	20,271	11,216	192	1,541,425	17,322	11,317	279
New Mexico	216,993	1,748	2,253	—	243,755	1,478	2,146	—
Texas	4,773,332	24,953	20,185	822	5,113,914	27,156	20,425	1,487
Other	541,997	20,583	3,599	—	425,679	25,335	3,435	419
	$13,897,723	$103,492	$71,102	$1,230	$13,922,656	$108,357	$69,408	$2,598
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 17 Residential Real Estate - Mortgage

	September 30, 2015				December 31, 2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$644,566	$68,690	$24,660	$698	$569,353	$68,951	$25,474	$1,550
621 – 680	1,360,605	16,030	20,644	80	1,280,517	17,347	22,469	214
681 – 720	2,208,883	3,799	10,014	24	2,289,138	12,808	9,747	76
Above 720	8,795,364	2,338	13,812	323	8,823,328	2,205	10,573	341
Unknown	888,305	12,635	1,972	105	960,320	7,046	1,145	417
	$13,897,723	$103,492	$71,102	$1,230	$13,922,656	$108,357	$69,408	$2,598

Equity lines of credit and equity loans totaled $3.0 billion and $2.9 billion at September 30, 2015 and December 31, 2014, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 18 Equity Loans and Lines

	September 30, 2015				December 31, 2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$591,632	$9,879	$9,968	$594	$635,845	$9,524	$10,368	$911
Arizona	415,979	9,155	6,488	723	429,133	9,877	6,778	292
California	277,651	604	65	343	172,193	905	181	145
Colorado	214,759	5,436	3,201	—	231,088	6,636	3,961	68
Florida	399,195	8,374	7,275	1,072	415,537	8,178	7,064	470
New Mexico	55,812	1,832	797	—	57,917	1,387	1,030	509
Texas	975,010	11,450	8,936	664	951,219	14,298	11,042	1,081
Other	58,518	1,810	1,055	—	46,820	1,098	773	200
	$2,988,556	$48,540	$37,785	$3,396	$2,939,752	$51,903	$41,197	$3,676

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 19 Equity Loans and Lines

	September 30, 2015				December 31, 2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$224,888	$20,543	$11,002	$224	$248,517	$23,910	$13,684	$2,958
621 – 680	454,610	17,054	14,562	497	446,053	17,000	15,972	422
681 – 720	577,135	6,766	7,220	660	554,301	8,057	6,632	66
Above 720	1,708,525	3,640	4,832	1,990	1,668,734	2,151	4,779	191
Unknown	23,398	537	169	25	22,147	785	130	39
	$2,988,556	$48,540	$37,785	$3,396	$2,939,752	$51,903	$41,197	$3,676
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches. Total credit card, consumer direct and consumer indirect loans at September 30, 2015 were $4.4 billion, or 7.2% of the total loan portfolio compared to $4.2 billion, or 7.2% of the total loan portfolio at December 31, 2014.

Foreign Exposure
As of September 30, 2015, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.

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
At September 30, 2015, the Company's and the Bank's credit ratings were as follows:
Table 20 Credit Ratings

As of September 30, 2015
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB	Baa3	BBB+
Short-term debt rating	A-2	—	F2
Compass Bank
Long-term debt rating	BBB	Baa3	BBB+
Long-term bank deposits (1)	N/A	A3	A-
Subordinated debt	BBB-	Baa3	BBB-
Short-term debt rating	A-2	P-3	F2
Short-term deposit rating (2)	N/A	P-2	F2
Outlook	Stable	Stable	Stable
(1) S&P does not provide a rating for long-term bank deposits; therefore, the rating is N/A.
(2) S&P does not provide a short-term deposit rating; therefore, the rating is N/A.
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

Deposits
Total deposits increased by $3.3 billion from December 31, 2014 to September 30, 2015. At September 30, 2015 and December 31, 2014, total deposits included $5.4 billion and $3.7 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 21 Composition of Deposits

	September 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$19,060,016	29.6%	$17,169,412	28.1%
Interest-bearing demand deposits	6,915,305	10.7	7,738,682	12.6
Savings and money market	24,898,385	38.6	23,438,164	38.3
Time deposits	13,464,339	20.9	12,666,959	20.7
Foreign office deposits-interest-bearing	154,351	0.2	176,499	0.3
Total deposits	$64,492,396	100.0%	$61,189,716	100.0%
Total deposits increased by $3.3 billion from December 31, 2014 to September 30, 2015 primarily due to growth in noninterest bearing demand deposits, savings and money market and time deposits. Marketing efforts and new product rollouts were the primary drivers of the growth.
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both September 30, 2015 and December 31, 2014, the $539 million and $694 million of federal funds purchased included in short-term borrowings was a result of customer activity.

The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 22 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at September 30, 2015
Federal funds purchased	$975,785	$703,462	0.25%	$538,635	0.26%
Securities sold under agreements to repurchase	232,605	129,392	0.14	100,624	0.25
Other short-term borrowings	4,982,154	3,973,734	1.23	4,167,897	0.42
	$6,190,544	$4,806,588		$4,807,156
Balance at December 31, 2014
Federal funds purchased	$960,935	$722,753	0.25%	$693,819	0.27%
Securities sold under agreements to repurchase	435,684	212,686	0.23	435,684	0.73
Other short-term borrowings	2,545,724	385,461	1.38	2,545,724	1.62
	$3,942,343	$1,320,900		$3,675,227
At September 30, 2015, short-term borrowings totaled $4.8 billion, an increase of $1.1 billion, or 30.8% compared to December 31, 2014. The increase in total short-term borrowings was primarily driven by a $1.6 billion increase in other short-term borrowings related to U.S. Treasury short positions held by the Parent's broker dealer subsidiary, BSI.
At September 30, 2015 and December 31, 2014, FHLB and other borrowings were $6.2 billion and $4.8 billion, respectively. In April 2015, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025. For the nine months ended September 30, 2015, the Company had total proceeds of $4.0 billion received from FHLB and other borrowings and repayments were approximately $2.6 billion.
Shareholder’s Equity
Total shareholder's equity at September 30, 2015 was $12.4 billion compared to $12.0 billion at December 31, 2014, an increase of $377 million. Shareholder's equity increased $402 million due to earnings attributable to shareholder during the period offset by the payment of a $35 million common dividend to the Company's sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at September 30, 2015, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at September 30, 2015 and 2014.
Table 23 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	September 30, 2015	September 30, 2014
Rate Change
+ 200 basis points	8.96%	10.97%
+ 100 basis points	4.42	5.44
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
Table 24 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	September 30, 2015	September 30, 2014
Rate Change
+ 300 basis points	(3.98)%	(1.83)%
+ 200 basis points	(2.27)	(0.81)
+ 100 basis points	(0.78)	(0.14)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2015, the Company had derivative financial instruments outstanding with notional amounts of $31.6 billion. The estimated net fair value of open contracts was in an asset position of $148 million at September 30, 2015. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at September 30, 2015 or December 31, 2014 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding.
During the nine months ended September 30, 2015, the Parent paid common dividends totaling $35 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. In January 2016, the minimum phased-in LCR requirement will be 90 percent, followed by 100 percent in January 2017. The Company anticipates being fully compliant with the LCR requirements upon implementation without having to make any significant changes to its current balance sheet. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
Under the U.S. Basel III capital rule, the minimum regulatory capital ratios effective as of January 1, 2015 are as follows:
•4.5% CET1 Risk-Based Capital Ratio
•6.0% Tier 1 Risk-Based Capital Ratio
•8.0% Total Risk-Based Capital Ratio
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios at September 30, 2015 subject to transitional provisions and its Basel I regulatory capital ratios at December 31, 2014.
Table 25 Capital Ratios

	September 30, 2015 (1)	December 31, 2014 (2)
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,314,615	N/A
Tier 1 Capital	$7,357,370	$7,046,902
Total Capital	$9,164,629	$8,254,184
Ratios:
CET1 Risk-based Capital Ratio	10.68%	N/A
Tier 1 Risk-based Capital Ratio	10.74%	10.94%
Total Risk-based Capital Ratio	13.38%	12.81%
Leverage Ratio	8.69%	9.09%

(1)	Calculated using the Transitional Basel III regulatory capital methodology applicable to the Company during 2015.

(2)	Calculated using the Basel I regulatory capital methodology applicable to the Company during 2014.
N/A = not applicable
At September 30, 2015, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during the three months ended September 30, 2015. For the three months ended September 30, 2015, no payments or revenues (including fees and/or commissions) have been recorded in connection with these counter indemnities. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities will be initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During the three months ended September 30, 2015, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). For the three months ended September 30, 2015, interest charged by the BBVA Group in connection with this letter of credit totaled $2,828. However, this amount was blocked and is pending release upon authorization by the relevant Spanish authorities. Accordingly, for the three months ended September 30, 2015, no payments or revenues (including fees and/or commissions) have been recorded in connection with this letter of credit. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The bank accounts of one additional employee were closed on March 20, 2015. The two employees are Spanish citizens, and one of them has retired. Estimated gross revenues for the three months ended September 30, 2015, from embassy-related activity, which include fees and/or commissions, did not exceed $253. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: November 10, 2015	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer