Form 10-K
period 2015-12-31
BBVA COMPASS BANCSHARES, INC
filed 2016-03-03
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 22, 2016, the registrant had 222,950,751 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.
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

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
CapPR	Federal Reserve Board's Capital Plan Review
CAPM	Capital Asset Pricing Model
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit or time deposit
CESCE	Spanish Export Credit Agency
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CET1 Risk-Based Capital Ratio	Ratio of CET1 to risk-weighted assets
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
CRA	Community Reinvestment Act
Credit Loss Proposal	Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15)
DRR	Designated Reserve Ratio
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
FTP	Funds transfer pricing
GNMA	Government National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
IRS	Internal Revenue Service
Large FBOs	Foreign Banking Organizations with $50 billion or more in U.S. assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LSA	Loss Sharing Agreement
LTV	Loan to Value
MBS	Mortgage Backed Security
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Preferred Stock	Class B Preferred Stock
PD	Probability of default
Purchased Impaired Loans
Acquired loans with evidence of credit deterioration since origination for which it is probable all contractual payments will not be received that are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
REIT	Real Estate Investment Trust
Repurchase Agreement	Securities sold under agreements to repurchase
Reverse Repurchase Agreement	Securities purchased under agreements to resell
SBA	Small Business Administration
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Simple	Simple Finance Technology Corp

S&P	Standard and Poor's Rating Services
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
Trust Preferred Securities	Mandatorily redeemable preferred capital securities
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

•
the Federal Reserve Board could object to the Company's annual capital plan on either or both of a qualitative and/or a quantitative level, which could cause the Company to change its strategy with respect to its capital plan;

•	the CFPB's residential mortgage and other retail lending regulations, which could adversely affect the Company's business, financial condition or results of operations;

•
further declining oil prices, which could have a negative impact on the economies and real estate markets of states such as Texas, resulting in, among other things, higher delinquencies and increased charge-offs in the energy lending portfolio as well as other commercial and consumer loan portfolios indirectly impacted by declining oil prices;

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
Overview
The Parent is a bank holding company that conducts its business operations primarily through its commercial banking subsidiary, Compass Bank, which is an Alabama banking corporation headquartered in Birmingham, Alabama. The Bank operates under the brand “BBVA Compass." The Parent was organized in 2007 as a Texas corporation.
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
Banking Operations
At December 31, 2015, the Company, through the Bank, operated approximately 666 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	89
Arizona	73
California	61
Colorado	38
Florida	45
New Mexico	20
Texas	340
Total	666
The banking centers in Alabama are located throughout the state. In Arizona, the banking centers are concentrated in the Tucson and Phoenix metropolitan markets. The banking centers in California are concentrated in the Inland Empire and Central Valley regions. The Colorado banking centers are concentrated in the Denver metropolitan area and the New Mexico banking centers are concentrated in the Albuquerque metropolitan area. In Florida, the banking centers are concentrated in Jacksonville, Gainesville, and the Florida panhandle. The Texas banking centers are primarily located in the state’s four largest metropolitan areas of Houston, Dallas/Ft. Worth, San Antonio, and Austin, as well as cities in south Texas, such as McAllen and Laredo.
The Company also operates loan production offices in Miami, Orlando, and Tampa, Florida; Chicago, Illinois; New York, New York; Baltimore, Maryland; Montgomery, Alabama; Houston, Texas; Irvine, La Jolla, Los Angeles, Ontario, Roseville, San Diego, San Francisco, and Walnut Creek, California; Charlotte and Raleigh, North Carolina; Cleveland and Columbus, Ohio; and Seattle, Washington.
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt Region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. In terms of geographic distribution, approximately 57% of the Company’s total deposits and 51% of its branches are located in Texas, while Alabama represents approximately 19% of the Company’s total deposits. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt Region, and specifically in the states in which the Company conducts business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.
One key indicator of economic health is the unemployment rate. At the beginning of 2008, the unemployment rate in the United States was 5.0%, rising to a peak of 10.0% in October 2009 during the financial crisis. While there has been a slow, but steady improvement in the unemployment rate from its peak in 2009, the improvement began to accelerate in 2013 and these improvements have continued into 2015. Consequently, the unemployment rate improved from 5.6% for December 2014 to 5.0% in December 2015, a level consistent with that in April 2008. This improvement was partially the result of continued strength in nonfarm payroll growth as well as a simultaneous decline in labor force participation. The following table provides a comparison of unemployment rates as of December 2015 and 2014 for the states in which the Company has a retail branch presence.

	Unemployment Rate*
State	December 2015	December 2014	Change
Alabama	6.2%	6.1%	0.1
Arizona	5.8%	6.6%	(0.8)
California	5.8%	7.1%	(1.3)
Colorado	3.5%	4.2%	(0.7)
Florida	5.0%	5.7%	(0.7)
New Mexico	6.7%	6.0%	0.7
Texas	4.7%	4.6%	0.1
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2015

As noted above, a key driver of the improvement in the unemployment rate has been continued strength in nonfarm payroll growth. The following table provides a comparison of nonfarm payroll at December 2015 to December 2014.

	Nonfarm Payroll*
	December 2015	December 2014	Change
State	(In Thousands)
Alabama	1,963.1	1,942.8	20.3
Arizona	2,671.8	2,607.3	64.5
California	16,320.1	15,860.7	459.4
Colorado	2,539.4	2,492.8	46.6
Florida	8,198.8	7,965.7	233.1
New Mexico	830.0	827.4	2.6
Texas	11,916.4	11,749.5	166.9
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2015
Combined, the seven-state Sunbelt region in which the Company operates accounted for 37% of the total increase in nonfarm payroll in the U.S. in 2015. The largest year-over-year increases nationally occurred in California, Florida and Texas, with California accounting for 17% of the total increase in total nonfarm payroll in 2015.
The decline in oil prices which began in 2014 and continued into 2015 reflects an adjustment in market expectations of long-run demand, global production levels and growth in Europe and China without a subsequent adjustment in supply. The sharp price decline in oil has led to cutbacks in planned capital expenditures and significant reductions in industry headcounts in the energy sector. The impact of the lower oil prices has been felt among energy producers, energy service providers and manufacturers of energy-related equipment and machinery.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. After 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular have declined significantly more than real estate values in the United States as a whole. Recent data suggests that as the economic recovery continues, the housing market throughout the United States is beginning to strengthen and home prices are beginning to recapture some of the value lost during the economic downturn. The following table presents changes in home prices since the end of 2007 and changes in home prices during 2015 for the states in which the Company operates. During 2015, home prices increased higher than the national average in all of the states in which the Company operates a retail branch network except Alabama and New Mexico. However, only in Colorado and Texas were home prices above 2007 levels.

	Percentage Change in	Percentage change in
State	Home Prices since 2007*	Home Prices during 2015*
Alabama	-3.9%	1.9%
Arizona	-18.0%	5.8%
California	-5.8%	6.5%
Colorado	24.0%	10.8%
Florida	-19.0%	7.6%
New Mexico	-9.8%	2.4%
Texas	23.5%	7.0%
U.S. National Average	-2.4%	4.6%
* Source: Home price data from FHFA House price index through the third quarter of 2015.
Segment Information
The Company is organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The line of business results include certain overhead allocations and intercompany transactions. During the first quarter of 2015, the Company reorganized its internal management structure and, accordingly, its segment reporting structure. As a result of this reorganization, the Wealth and Retail and Commercial operating segments were combined into one operating segment, Consumer and Commercial Banking. In addition, the Company transferred its oil and gas business from the former Commercial operating segment to the Corporate and Investment Banking segment to more closely align with how BBVA manages this business globally. At December 31, 2015, the Company’s operating segments consisted of Consumer and Commercial Banking, Corporate and Investment Banking, and Treasury.

The Consumer and Commercial Banking segment serves both the Company’s consumer customers through its full-service banking centers, private client offices throughout the U.S., and through the use of alternative delivery channels such as the internet, mobile devices and telephone banking. It also serves its commercial customers through its full array of banking and investment services to businesses in the Company’s markets. The Consumer and Commercial Banking segment provides individuals with comprehensive products and services including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The segment also provides private banking and wealth management services to high net worth individuals, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. In addition to traditional credit and deposit products, the Consumer and Commercial Banking segment also supports its commercial customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and insurance and interest rate protection and investment products. The Consumer and Commercial Banking segment is also responsible for the Company's small business customers and indirect automobile portfolio.
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
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2015, 2014 and 2013, see Note 23, Segment Information, in the Notes to the Consolidated Financial Statements.
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
Many of the Company’s nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, advances in technology and product delivery channels, consolidation among financial service providers, bank failures and the conversion of certain former investment banks to bank holding companies. For a discussion of risks related to the competition the Company faces, see Item 1A. - Risk Factors.

The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2015, the last date such information is available from the FDIC:
Table 1 Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2nd
Arizona	4th
California	26th
Colorado	10th
Florida	19th
New Mexico	11th
Texas	4th
*Source: SNL Financial
Employees
At December 31, 2015, the Company had approximately 10,553 full-time equivalent employees.
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
The Dodd-Frank Act, which is discussed in greater detail below, altered the authority and duties of the federal banking and securities regulatory agencies and requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to the Company, its customers or the financial industry more generally. While the overall impact cannot be predicted with any degree of certainty, the Company is affected by the Dodd-Frank Act in a wide range of areas.
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
The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to the Company and its bank subsidiary require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. The ability of banks and bank holding companies to pay dividends and make other forms of capital distribution also depends on their ability to maintain a sufficient capital conservation buffer under the U.S. Basel III capital framework. The capital conservation buffer is being phased in for the Company and the Bank beginning on January 1, 2016. The Parent's ability to pay dividends is also subject to the Federal Reserve Board's review of the Parent's annual capital plan and supervisory stress tests of the Company conducted by the Federal Reserve Board as a part of its annual CCAR process, as discussed below under "Large bank holding companies are required to submit annual capital plans to the Federal Reserve Board and are subject to stress testing requirements."
Capital
The Federal Reserve Board has adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in reviewing applications submitted to it under the Bank Holding Company Act. These guidelines include quantitative measures that assign risk weights to a bank holding company's assets, exposures and off-balance sheet items to determine its risk-weighted assets and that define and set minimum risk-based capital and leverage requirements. Under the capital framework currently in effect, bank holding companies are required to maintain a CET1 Risk-Based Capital Ratio of at least 4.5 percent, a Tier 1 Risk-Based Capital Ratio of at least 6 percent, a Total Risk-Based Capital Ratio of at least 8 percent and a Leverage Ratio of at least 4 percent.
CET1 capital consists principally of common stock and related surplus, plus retained earnings, less any amounts of goodwill, other intangible assets, and other items required to be deducted. Tier 1 capital consists principally of CET1 capital plus certain eligible forms of preferred stock and trust preferred securities and minority interests which are includible subject to phase-out transition provisions. Tier 2 capital primarily includes qualifying subordinated debt instruments, permitted trust preferred securities phased-out of Tier 1 capital, and allowance for loan losses. Total capital is Tier 1 capital plus Tier 2 capital. The denominator of the risk-based capital ratios is risk-weighted assets, a measure of assets and other exposures weighted to take into account different risk characteristics. For purpose of the Leverage Ratio, the denominator is quarterly average assets excluding goodwill, other intangible assets and certain other items deducted from capital.
Capital Requirements Applicable to the Company
On January 1, 2015, the capital adequacy standards applicable to the Company and the Bank transitioned from a framework based on the 1988 Basel I capital accord to the U.S. Basel III capital framework. The U.S. Basel III capital framework reflects the implementation in the United States, under the Dodd-Frank Act and rules established by the federal banking regulators, of a set of internationally agreed-upon bank capital standards known as “Basel III,” which is published by the Basel Committee, a committee of central bank and regulatory officials from 27 countries. These standards, which are aimed at increasing the quality and quantity of regulatory capital, seek to further strengthen financial institutions' capital positions by requiring banking organizations to maintain higher minimum levels of capital and by implementing capital buffers above these minimum levels to help withstand future periods of stress.
In July 2013, the federal banking regulators issued the U.S. Basel III final rule. The final rule implements the Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. Certain aspects of the final rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, became effective on January 1, 2015 for the Bank and the Company. Other aspects of the final rule, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, are being phased in over several years beginning on January 1, 2016 for the capital conservation buffer and on January 1, 2015 for the new capital deductions and adjustments.
Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of CET1 capital to risk-weighted assets of 4.5 percent and a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The final rule also increases the minimum Tier 1 Risk-Based Capital Ratio from 4 percent to 6 percent, while maintaining the current minimum Total Risk-Based Capital Ratio of 8 percent. In addition, for the largest and most internationally active U.S. banking organizations, which do not include the Bank and the Company, the final rule includes a new minimum supplementary Leverage Ratio that takes into account certain off-balance sheet exposures.
The U.S. Basel III final rule focuses regulatory capital on CET1 capital, and introduces new regulatory adjustments and deductions from capital as well as narrower eligibility criteria for regulatory capital instruments. The new eligibility criteria for regulatory capital instruments results in, among other things, trust preferred securities no longer qualifying as Tier 1 capital for bank holding companies such as the Company, an outcome that is also required by the Collins Amendment provision of the Dodd-Frank Act. Trust preferred securities were required to be phased out of the Company's Tier 1 capital by January 1, 2016. The final rule also revises the methodology for calculating risk-weighted assets for certain types of assets and exposures. Additionally, under the final rule, the effects of certain changes in accumulated other comprehensive income are generally reflected in capital measures. However, standardized approach banking organizations, including the Company and the Bank, were permitted a one-time election to permanently exclude these items, which reduces volatility in capital for the effect of these items. The Company and the Bank made this election in the first quarter of 2015.
Under the U.S. Basel I capital framework in effect for the Company prior to January 1, 2015, to be well-capitalized the Company generally must have maintained a Total Risk-Based Capital Ratio of 10 percent or greater, a Tier 1 Risk-Based Capital Ratio of 6 percent or greater, and a Leverage Ratio of 5 percent or greater. Under the U.S. Basel III capital framework in effect for the Company since January 1, 2015, the Federal Reserve Board has not yet revised the quantitative guidelines, above the regulatory minimum requirements, for bank holding companies to be considered well-capitalized. Under the U.S. Basel III capital rule in effect for the Bank since January 1, 2015, to be well-capitalized, the Bank must maintain a Total Risk-Based Capital Ratio of 10 percent or greater, a Tier 1 Risk-Based Capital Ratio of 8 percent or greater, a CET1 Risk-Based Capital Ratio of 6.5 percent or greater, and a Tier 1 Leverage Ratio of 5 percent or greater

Capital Ratios as of December 31, 2015
The table below shows certain regulatory capital ratios for the Company and the Bank as of December 31, 2015 using the Transitional Basel III regulatory capital methodology applicable to the Company during 2015.
Table 2 Capital Ratios

	Regulatory Minimum for Company and Bank	Well-Capitalized Minimum for the Bank	The Company	The Bank
CET 1 Risk-Based Capital Ratio	4.5%	6.5%	10.70%	10.39%
Tier 1 Risk-Based Capital Ratio	6.0%	8.0%	11.08%	10.41%
Total Risk-Based Capital Ratio	8.0%	10.0%	13.68%	13.14%
Leverage Ratio	4.0%	5.0%	8.95%	8.89%
See Note 17, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements, for additional information on the calculation of capital ratios for the Company and the Bank.
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
Significantly Undercapitalized - The insured depository institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized insured depository institution is one (1) having a Total Risk-Based Capital Ratio of less than 6 percent, (2) having a Tier 1 Risk-Based Capital Ratio of less than 4 percent, (3) a CET 1 Risk Based-Capital Ratio of less than 3 percent, or (4) a Leverage Ratio of less than 3 percent.

Critically Undercapitalized - The insured depository institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2 percent.
The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines after notice and opportunity for hearing or response that the institution (1) is in an unsafe or unsound condition or (2) has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. The Company's management believes that the Company and the Bank have the requisite capital levels to qualify as well-capitalized institutions under the FDICIA. See Note 17, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements.
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
Total Loss-Absorbing Capital and Long-Term Debt Requirements
Although not yet final, the regulations being developed for globally significant financial institutions are not currently expected to apply to the Company or BBVA.
Annual Capital Plans and Stress Testing
In November 2011, the Federal Reserve Board issued a final rule to require large bank holding companies to submit annual capital plans to the Federal Reserve Board and to generally obtain approval from the Federal Reserve Board before making a dividend payment or other capital distribution. The capital plan rule applies to the Company and all other bank holding companies with $50 billion or more of total consolidated assets. The Company participated in the CapPR program in 2012 and 2013, submitting its first annual capital plan on January 9, 2012. In 2014, the Company began participating in the annual CCAR program. Under CCAR, a large bank holding company's capital plan must include an assessment of the expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the company's process for assessing capital adequacy, the company's capital policy, and a discussion of any expected changes to the company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a qualitative and quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to a large bank holding company's capital plan, in whole or in part, or provide a notice of non-objection to the company. If the Federal Reserve Board objects to a capital plan, the bank holding company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection.
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
Under the Federal Reserve Board's final rule, a Large FBO’s combined U.S. operations (including its U.S. branches, agencies and subsidiaries) will be subject to U.S. risk-based and leverage capital, liquidity, risk management, stress testing and other enhanced prudential standards on a consolidated basis, and the Federal Reserve Board will have the authority to examine any IHC and any subsidiary of an IHC. Although U.S. branches and agencies of Large FBOs will not be required to be held beneath an IHC, such branches and agencies will be subject to liquidity, and, in certain circumstances, asset maintenance requirements. As a U.S.-based bank holding company with more than $50 billion in assets, the Company is required to comply with the prudential standards applicable to U.S.-based bank holding companies. When BBVA designates an IHC, the IHC will be required to comply with the enhanced prudential standards applicable to U.S. IHCs. BBVA must establish or designate an IHC by July 1, 2016 and transfer all ownership interests in U.S. subsidiaries to the IHC by July 1, 2017.
On October 27, 2014, The Federal Reserve Board modified the start date of the capital plan and stress test cycles from October 1 of a calendar year to January 1 of the following calendar year.  For the capital plan and stress test cycle beginning October 1, 2014, the Company was required to submit its capital plan to the Federal Reserve Board by January 5, 2015 and the Federal Reserve Board was required to publish summary results by March 31, 2015.  For the capital plan and stress test cycle beginning January 1, 2016, the Company is required to submit its capital plan to the Federal Reserve Board by April 5, 2016 and the Federal Reserve Board is required to publish summary results by June 30, 2016. Although management believes that the capital plan that the Company plans to submit is reasonable and fiscally sound, the Company can make no assurances that the Federal Reserve Board will not object to the Company’s capital plan on a qualitative and/or a quantitative basis.
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
In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent. Furthermore, in February 2011 the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. The February 2011, final rule modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment) and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under the February 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio. For example, for banks in the best risk category, the total base assessment rates will be between

2.5 and 9 basis points when the DIF reserve ratio is below 1.15 percent, between 1.5 and 7 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, between 1 and 6 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and between 0.5 and 5 basis points when the DIF reserve ratio is 2.5 percent or higher. In November 2015, the FDIC issued a proposed rule which would, if adopted, impose a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, when the DIF reserve ratio is between 1.15 percent and 1.35 percent.
The FDIC also collects Financing Corporation deposit assessments, which are calculated off of the new assessment base established by the Dodd-Frank Act. These deposit assessments are set quarterly. The Company pays the deposit insurance assessment, less offset available by means of prepaid assessment credits, and pays the quarterly Financing Corporation assessments.
In February 2011, the FDIC adopted regulations that were effective for the 2011 second quarter assessment and payable in September 2011, which outlined significant changes in the risk-based premiums approach for banks with over $10 billion of assets and created a scorecard system. The scorecard system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changed from deposits to an institution's average total assets minus its average tangible equity. The 2011 FDIC assessment impact on the Company's Consolidated Financial Statements from these assessment changes was not materially different than the prior period.
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
Continuing Impact of the Dodd-Frank Act on Legal Framework
In July 2010, President Obama signed into law the Dodd-Frank Act, which substantially changed the regulatory framework under which the Company operates. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies. Among the provisions that have affected or may in the future affect the operations of the Company or the Bank are the following:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry;

•	New limitations on federal preemption;

•	New prohibitions and restrictions on the ability of a banking entity and non-bank financial company to have certain interests in, or relationships with, a hedge fund or private equity fund;

•
Application of heightened capital, liquidity, single counterparty credit limits, stress testing, risk management and other enhanced prudential standards to the U.S. operations of BBVA, including the Company and the Bank;

•	Requirement that the Company and the Bank be well-capitalized;

•	Changes to the assessment base for deposit insurance premiums;

•	Permanent increase of the FDIC's standard maximum insurance amount to $250,000;

•	Imposition of limits on interchange fees;

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses;

•	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities; and

•
Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

Some of these and other major changes could materially impact the profitability of the Company's business, the value of its assets or the collateral available for its loans, require changes to business practices or force the Company to discontinue businesses and expose it to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act or have been implemented by regulation, while others are subject to further study, rule-making, and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, the Company cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will continue to have on the Company's businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company's business, financial condition or results of operations. See Item 1A. Risk Factors - The Company is subject to legislation and regulation, including the Dodd-Frank Act, and future legislation or regulation could require it to change certain business practices, reduce its revenue, impose additional costs on the Company or otherwise adversely affect its business operations and competitive position.
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
Durbin Amendment's Rules Affecting Debit Card Interchange Fees
The Durbin Amendment required the Federal Reserve Board to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e., the interchange rate). The Federal Reserve Board issued final rules, effective October of 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.

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
In 2013 and 2014, the CFPB finalized a number of significant rules that will impact nearly every aspect of the lifecycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence, (iii) comply with additional restrictions on mortgage loan originator compensation, and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These rules create operational and strategic challenges for the Company, as it is both a mortgage originator and a servicer. These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's business, result in increased compliance costs and affect the streams of revenue of such business.
Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations transferred from the bank's primary federal regulator to the CFPB. It is anticipated that the CFPB will continue to make substantive changes to the transferred consumer protection regulations and associated disclosures. The Company cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on its businesses. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company's business, financial condition or results of operations. See Item 1A. Risk Factors - The Company is subject to legislation and regulation, including the Dodd-Frank Act, and future legislation or regulation could require it to change certain business practices, reduce its revenue, impose additional costs on the Company or otherwise adversely affect its business operations and competitive position.
In addition, the Company is also subject to certain state laws and regulations designed to protect consumers.
Annual Resolution Plans for the Company and the Bank
The Federal Reserve Board and the FDIC have issued final regulations as required by Section 165 of the Dodd-Frank Act regarding resolution plans, also referred to as living wills. The Federal Reserve Board and the FDIC issued final rules applicable to covered companies with assets of $50 billion or more, which became effective November of 2011. The FDIC issued final rules applicable to insured depository institutions with assets of $50 billion or more, which became effective April of 2012. Insured depository institutions with $50 billion or more in total assets, like the Bank, must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. Additionally, covered companies, like BBVA and the Company, with assets of $50 billion or more are required to submit to the Federal Reserve Board and the FDIC a plan that, in the event of material financial distress or failure, provides for the rapid and orderly liquidation of the company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. The regulations allow for a tiered approach for complying with the requirements based on materiality of the institution. If the Federal Reserve Board and the FDIC determine that a company’s plan is not credible and the company fails to cure the deficiencies in a timely manner, then the Federal Reserve Board and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities, or operations.
U.S. Liquidity Standards
The Federal Reserve Board evaluates the Company’s liquidity as part of the supervisory process. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR. The LCR was developed to ensure that covered banking organizations have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. The NSFR has a time horizon of one year and has been developed to provide a sustainable maturity structure of assets and liabilities. The Basel Committee contemplated that major jurisdictions would begin to phase in the LCR requirement on January 1, 2015. It contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.
In September 2014, the federal banking regulators adopted a final rule implementing the LCR in the United States. A more stringent version of the LCR applies to financial institutions with $250 billion or more in total assets. A more moderate version of the LCR applies to financial institutions with $50 billion but less than $250 billion of total assets, such as the Company. This version differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule beginning on January 1, 2016 and ending on January 1, 2017. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. In addition, the Federal Reserve Board has adopted liquidity risk management, stress testing and liquidity buffer requirements as part of the enhanced prudential standards applicable to the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
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
Federal, state, and local law enforcement may, through FinCEN, request that the Bank search its records for any relationships or transactions with persons reasonably suspected to be involved in terrorist activity or money laundering.  Upon receiving such a request, the Bank must search its records and timely report to FinCEN any identified relationships or transactions.
Furthermore, OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, financing, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons. OFAC also administers sanctions programs against certain countries. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list or that would violate a sanctions program administered by OFAC, it must freeze such account, file a suspicious activity report and notify the appropriate authorities.
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
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The Bank received a rating of “needs to improve". The Bank’s rating in this CRA examination resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. Such restrictions will last at least until the results of the Bank’s next CRA examination are known. The Bank underwent an additional CRA examination that began in the fourth quarter of 2015. The Bank expects to receive the results of that examination in the next few months.
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
In addition, the Dodd-Frank Act contains provisions that may impact the Company's business by reducing the amount of its commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. In October 2014, the banking agencies issued final rules to implement the credit risk retention requirements of Section 941 of Dodd-Frank. The regulations became effective on February 23, 2015. Compliance with the rules with respect to new securitization transactions backed by residential mortgages was required beginning December 24, 2015 and compliance with respect to new securitization transactions backed by other types of assets will be required beginning December 24, 2016. The Company continues to evaluate the final rules and assess their impact on its securitization activities.
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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, three of which remained outstanding during 2015. For 2015, no payments or revenues (including fees and/or commissions) have been recorded in connection with these counter indemnities. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Letters of credit. During 2015, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, was used to secure a loan granted by the BBVA Group to a client in order to finance certain Iran-related activities. This loan was supported by the CESCE. The loan related to the client’s exportation of goods to Iran (consisting of goods relating to a pelletizing plant for iron concentration and equipment). Interest charged by the BBVA Group for 2015 in connection with this letter of credit totaled $15,536. However, this amount was initially blocked and is pending release upon authorization by the relevant Spanish authorities. Before year end, the release of $2,845 was authorized by the relevant Spanish authorities. Accordingly, for 2015, gross revenues (including fees and/or commissions) recorded in connection with this letter of credit totaled $2,845. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure in connection with the letter of credit referred to above. The BBVA Group is committed to terminating the outstanding business relationship with Bank Sepah as soon as contractually possible and does not intend to enter into new business relationships involving Bank Sepah.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The bank accounts of one additional employee were closed on March 20, 2015. The two employees are Spanish citizens, and one of them has retired. Estimated gross revenues for 2015, from embassy-related activity, which include fees and/or commissions, did not exceed $1,094. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.
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
Significant declines in the housing market from 2007 through 2010, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities, but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Although the U.S. economy has shown modest improvement since then, economic conditions continue to pose a risk to the financial system. The Company is part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, continued volatility in the financial markets and/or reduced business activity could materially adversely affect its business, financial condition or results of operations.
A return of the volatile economic conditions experienced in the U.S. during 2008-2009, including the adverse conditions in the fixed income debt markets, for an extended period of time, particularly if left unmitigated by policy measures, may materially and adversely affect the Company.
Declining oil prices could adversely affect the Company's performance.
As of December 31, 2015, energy-related loan balances represented approximately 6 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline throughout 2015, which has had an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. If oil prices remain low, the cash flows of the Bank’s customers in this industry will be adversely impacted which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations.
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
Weakness in the real estate market, including the secondary residential mortgage loan market, has adversely affected the Company in the past and may continue to adversely affect it.
Weakness in the non-agency secondary market for residential mortgage loans has limited the market for and liquidity of many nonconforming mortgage loans. The effects of ongoing mortgage market challenges, combined with the past corrections in residential real estate market prices and reduced levels of home sales, could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that the Company holds, and mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have historically caused cyclically higher delinquencies and losses on mortgage loans and home equity lines of credit. These conditions have resulted in losses, write-downs and impairment charges in the Company's mortgage and other business units.
Future declines in real estate values, low home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect the Company's financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased defaults in the real estate market have been stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Further, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. In markets dependent on energy production, falling energy prices may adversely affect real estate values. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which the Company owns as a result of foreclosing a loan and its ability to realize value on such assets.
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
Many of these provisions became effective upon enactment of the Dodd-Frank Act or have been implemented by regulation, while others are subject to further study, rule-making and the discretion of regulatory bodies. In light of these significant changes and the discretion afforded to federal regulators, the Company cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will continue to have on the Company's businesses or its ability to pursue future business opportunities. Additional regulations resulting from the Dodd-Frank Act may materially adversely affect the Company's business, financial condition or results of operations.
The CFPB's residential mortgage regulations could adversely affect the Company's business, financial condition or results of operations.
In 2013 and 2014 the CFPB finalized a number of significant rules which will impact nearly every aspect of the life cycle of a residential mortgage. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (i) develop and implement procedures to ensure compliance with a new “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” (ii) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence, (iii) comply with additional restrictions on mortgage loan originator compensation, and (iv) comply with new disclosure requirements and standards for appraisals and escrow accounts maintained for “higher priced mortgage loans.” These rules create operational and strategic challenges for the Company, as it is both a mortgage originator and a servicer. These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's business, result in increased compliance costs and affect the streams of revenue of such business.
The Company is subject to capital adequacy and liquidity standards, and if it fails to meet these standards its financial condition and operations would be adversely affected.
The U.S. Basel III final rule and provisions in the Dodd-Frank Act will increase capital requirements for banking organizations such as the Company and the Bank. Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of CET1 capital to risk weighted assets of 4.5 percent and a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. Under the U.S. Basel III final rule, trust preferred securities no longer qualify as Tier 1 capital for bank holding companies such as the Company.
The Company is also required to submit an annual capital plan to the Federal Reserve Board under the CCAR process. The capital plan must include an assessment of the Company's expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a qualitative and quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-objection to the Company. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection. In addition to capital planning, the Company and the Bank are subject to capital stress testing requirements imposed by the Dodd-Frank Act.
While the Company can give no assurances as to the outcome of the annual CCAR process in subsequent years or specific interactions with the regulators, it believes it has a strong capital position.
The Federal Reserve Board evaluates the Company's liquidity as part of the supervisory process. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR. The LCR was developed to ensure that covered banking organizations have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period.  The NSFR has a time horizon of one year and has been developed to provide a sustainable maturity structure of assets and liabilities. The Basel Committee contemplated that major jurisdictions would begin to phase in the LCR requirement on January 1, 2015. It contemplates that the NSFR, including any revisions, will be implemented as a minimum standard by January 1, 2018.
In September 2014, the federal banking regulators adopted a final rule implementing the LCR in the United States. The rule introduces a version of the LCR applicable to certain large bank holding companies such as the Company, which is not as stringent as the version of LCR that applies to financial institutions with $250 billion or more of total assets. This version differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule beginning on January 1, 2015 and ending on January 1, 2017. The federal banking regulators have not yet proposed rules to implement the NSFR in the United States. In addition, the Federal Reserve Board has adopted liquidity risk management, stress testing and liquidity buffer requirements as part of the enhanced prudential standards applicable to the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
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
BBVA established the Parent in 2007 to serve as a holding company for its U.S. subsidiaries and intends to designate the Parent as its IHC. As a U.S.-based bank holding company with more than $50 billion in assets, the Parent is required to comply with the prudential standards applicable to U.S.-based bank holding companies. When BBVA designates an IHC, the IHC will be required to comply with the enhanced prudential standards applicable to U.S. IHCs. These enhanced prudential standards could affect the Company’s operations.
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
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. The Bank received a rating of “needs to improve." The Bank’s rating in this CRA examination has resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. Such restrictions will last at least until the results of the Bank’s next CRA examination are known. The Bank was subject to another CRA examination that began in the fourth quarter of 2015. The Bank expects to receive the results of this examination in the next few months.
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
Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, the FASB's Proposed Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses under current U.S. GAAP standards. Under current U.S. GAAP standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on the Company's reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses.
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
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in the control system, misstatements due to error or fraud may occur and not be detected.
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
Compliance with anti-money laundering and anti-terrorism financing rules involves significant cost and effort.
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
Changes in accounting standards could impact reported earnings.
The entities that set accounting standards and other regulatory bodies periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can materially impact how management records and reports the Company’s financial condition and results of operations. In some cases, the Company could be required to apply a new or revised accounting standard retroactively, resulting in a possible restatement of prior period financial statements.

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
See under “Legal and Regulatory Proceedings” in Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements.

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
Dividends
The payment of dividends on the Parent's common stock is subject to determination and declaration by the Board of Directors of the Parent and regulatory limitations on the payment of dividends. There is no assurance that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. The following table sets forth the common dividends the Parent paid to its sole shareholder, BBVA, for each of the last eight quarters.

	2015	2014
	(In Thousands)
Quarter Ended:
March 31	$—	$—
June 30	35,000	—
September 30	—	51,000
December 31	60,000	51,000
Year	$95,000	$102,000

Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid. A discussion of dividend restrictions is provided in Item 1. Business - Overview - Supervision, Regulation, and Other Factors - Dividends and in Note 17, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements.
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
On December 3, 2015, BBVA contributed $230 million to the Parent, and the Parent issued 1,150 shares of its Floating Non-Cumulative Perpetual Preferred Stock, Series A. The shares were issued in reliance upon the exemption from registration for transactions not involving a public offering under Section 4(a)(2) of the Securities Act.

Item 6.	Selected Financial Data
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2015 through 2011, has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2015 through 2011. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Summary of Operations:
Interest income	$2,438,261	$2,313,985	$2,323,256	$2,491,536	$2,609,774
Interest expense	425,298	328,491	280,575	261,554	280,725
Net interest income	2,012,963	1,985,494	2,042,681	2,229,982	2,329,049
Provision for loan losses	193,638	106,301	107,546	29,471	428,633
Net interest income after provision for loan losses	1,819,325	1,879,193	1,935,135	2,200,511	1,900,416
Noninterest income	976,473	917,422	854,790	850,048	853,213
Noninterest expense, including goodwill impairment (1)	2,136,490	2,180,752	2,199,175	2,351,847	4,392,818
Net income (loss) before income tax expense	659,308	615,863	590,750	698,712	(1,639,189)
Income tax expense	167,513	147,331	170,820	219,701	98,175
Net income (loss)	491,795	468,532	419,930	479,011	(1,737,364)
Noncontrolling interest	2,228	1,976	2,094	2,138	2,011
Net income (loss) available to shareholder	$489,567	$466,556	$417,836	$476,873	$(1,739,375)

Summary of Balance Sheet:
Period-End Balances:
Investment securities	$12,373,196	$11,585,629	$9,832,281	$9,496,359	$9,328,854
Loans (2)	61,394,666	57,526,600	50,814,125	45,333,608	42,112,678
Allowance for loan losses	(762,673)	(685,041)	(700,719)	(802,853)	(1,051,796)
Total assets	89,965,080	83,152,427	71,965,476	69,236,695	63,319,367
Deposits	65,980,530	61,189,716	54,437,490	51,642,778	46,057,193
FHLB and other borrowings	5,438,620	4,809,843	4,298,707	4,273,279	4,168,434
Shareholder's equity	12,577,284	12,003,574	11,487,759	11,083,573	10,617,064
Average Balances:
Loans (2)	$60,176,687	$54,423,885	$47,959,849	$44,118,556	$40,998,782
Total assets	88,282,486	77,520,755	70,309,637	66,468,815	63,734,477
Deposits	63,541,384	58,407,635	52,553,744	48,549,780	45,516,065
FHLB and other borrowings	5,701,974	4,254,352	4,269,521	4,478,136	3,249,709
Shareholder's equity	12,311,963	11,841,999	11,337,388	10,906,123	12,265,322
Selected Ratios:
Return on average total assets	0.56%	0.60%	0.60%	0.72%	(2.73)%
Return on average total equity	3.99	3.96	3.70	4.39	(14.16)
Average equity to average assets	13.95	15.28	16.12	16.41	19.24

(1)	Noninterest expense for the years ended December 31, 2015, 2014 and 2011 includes goodwill impairment of $17.0 million, $12.5 million, and $2.0 billion, respectively.

(2)	Includes loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2015, 2014 and 2013. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
General
Notable accomplishments for the Company during 2015 included the following:

•	Balance sheet growth remained strong as total assets were $90.0 billion at December 31, 2015, an increase of 8% from December 31, 2014.

•
Total end of period loans increased 7%. This growth reflects management's strategy to grow the Company's commercial and consumer portfolios while further diversifying the risk profile of the overall loan portfolio.

•
Credit quality - While there was an increase from December 31, 2014, nonperforming assets ratio of 0.82% remained at historically low levels at December 31, 2015. Net charge-offs were 0.19% of average loans for 2015 compared to 0.22% of average loans for 2014.

•	In April, the Bank issued $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025.

•	In December, the Company sold to BBVA 1,150 shares of its Floating Non-Cumulative Perpetual Preferred Stock, Series A at a per share prices of $200,000.
Economic and Regulatory
Moderate economic growth continued during 2015. Unemployment levels remained above historical averages, despite the overall unemployment rate continuing to show gradual improvement, ending 2015 at 5.0%. Geopolitical concerns and uncertainty about economic growth in Europe and China weighed on the U.S. economy.
In December 2015, the Federal Reserve Board raised the federal funds rate by 25 basis points stating that the labor market had improved enough to meet the conditions the Federal Reserve Board had set and were confident that inflation will move towards its target of 2% over the next few years. This was the first change to the fed funds rate in nine years.
Capital
Beginning January 1, 2015, the Company began the transition period for the Basel III capital rules. As such the Company will report Basel III capital ratios under the phase-in provisions for regulatory reporting purposes until fully phased in at January 1, 2019. Under these new provisions, the Company's Tier 1 and CET1 ratios were 11.08% and 10.70%, respectively at December 31, 2015 under the phase in provisions.
For more information see “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1. Business - Supervision, Regulation and Other Factors - Capital, and Note 17, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at December 31, 2015 and 2014 without regulatory approval.
The Parent paid common dividends totaling $95 million to its sole shareholder, BBVA, during 2015. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
During September 2014, the Bank established a Global Bank Note Program under which the Bank may from time to time issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue. In 2015, the Bank completed the sale of $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025 under the Global Bank Note Program.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. For more information see below under “Liquidity Management” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, FHLB and Other Borrowings, Note 12, Shareholder's Equity, and Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements.
Financial Performance
Consolidated net income attributable to shareholder for 2015 was $489.6 million compared to $466.6 million earned during 2014. The increase in net income attributable to shareholder was primarily due to an increase in noninterest income and net interest income as well as a decrease in noninterest expense offset by increases in provision for loan losses and income tax expense.
Net interest income increased $27.5 million to $2.0 billion in 2015 compared to 2014. The net interest margin for 2015 was 2.74%, a decline of 40 basis points compared to 3.14% for 2014. The decrease in net interest margin for 2015 was driven by lower yields on earning assets. In addition, net interest margin was negatively impacted by the increase in the average balance of trading account securities and the increase in the average balance of other short term borrowings primarily due to an increase in U.S. Treasury long and short positions held by BSI.
The provision for loan losses was $193.6 million for 2015 compared to $106.3 million for 2014. Net charge-offs for 2015 totaled $116.0 million compared to $122.0 million for 2014. Provision for loan losses for 2015 was impacted by loan growth during 2015 in the commercial loan portfolios and consumer direct and indirect portfolio as well as a decline in credit quality indicators most notably driven by downgrades in the energy portfolio during 2015.
Noninterest income was $976.5 million for 2015, an increase of $59.1 million compared to 2014. The increase in noninterest income was largely attributable to an increase of $28.6 million in investment securities gains, a $17.8 million increase in investment banking and advisory fees and a $35.2 million increase in other noninterest income due to a $21.1 million gain on the sale of mortgage loans not initially originated for sale in the secondary market as well as a $5.6 million increase in servicing fee income. These increases were offset by a $9.6 million decrease in asset management fees, a $7.7 million increase in net losses on prepayment of FHLB and other borrowings and a $6.9 million decrease in retail investment sales.
Noninterest expense decreased $44.3 million to $2.1 billion for 2015 compared to 2014. The lower level of noninterest expense was primarily attributable to a $59.9 million decrease in FDIC indemnification expense and an $11.6 million decrease in amortization of intangibles offset by a $7.0 million increase in equipment expense, an $8.6 million increase in professional services and a $5.8 million increase in marketing.
Income tax expense was $167.5 million for 2015 compared to $147.3 million for 2014. This resulted in an effective tax rate of 25.4% for 2015 and a 23.9% effective tax rate for 2014. The increase in the effective tax rate for 2015 was primarily driven by higher net income before income tax expense relative to permanent income tax differences in 2015 as compared to 2014 and the release of a valuation allowance on net operating losses of BSI during 2014.

While certain key credit quality metrics continue to remain at historically low levels they did indicate some decline during 2015 due to the impact of downgrades in the energy lending portfolio. Specifically, nonperforming assets were $506.2 million or 0.82% of total loans and loans held for sale and other real estate, at December 31, 2015, an increase of $85.8 million compared to December 31, 2014.
The Company's total assets at December 31, 2015 were $90.0 billion, an increase of $6.8 billion from December 31, 2014 levels. Total loans excluding loans held for sale were $61.3 billion at December 31, 2015, an increase of $4.0 billion or 6.9% from December 31, 2014 levels. The growth in loans was primarily due to increases in commercial loans and consumer direct and indirect loans. Deposits increased $4.8 billion or 7.8% compared to December 31, 2014, driven by transaction accounts which increased 7.4% fueled by savings and money market growth. Noninterest bearing demand deposits increased 12.4%. Certificates and other time deposits increased 10.3% at December 31, 2015 compared to December 31, 2014 primarily related to growth in CDs due to certain product promotions.
Total shareholders' equity at December 31, 2015 was $12.6 billion, an increase of $574 million compared to December 31, 2014.
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
See Note 21, Fair Value of Financial Instruments, in the Notes to the Consolidated Financial Statements for a detailed discussion of determining fair value, including pricing validation processes.
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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company must consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. A valuation allowance is recognized for a deferred tax asset if, based on the available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. See Note 20, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information.
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
The computation of the fair value estimate is based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculation would result in significant differences in the results of the impairment test. See “Goodwill” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Note 8, Goodwill and Other Acquired Intangible Assets, in the Notes to the Consolidated Financial Statements for a detailed discussion of the impairment testing process.
Analysis of Results of Operations
Consolidated net income attributable to shareholder totaled $489.6 million, $466.6 million, and $417.8 million for 2015, 2014 and 2013, respectively. The Company's 2015 results reflected an increase in net interest income driven by an increase in earning assets and an increase in noninterest income as well as a decrease in noninterest expense. The Company's 2015 results reflect an increase in provision for loan losses driven by loan growth and the impact of downgrades in the Company's energy portfolio.
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
2015 compared to 2014
Net interest income totaled $2.0 billion in both 2015 and 2014. Net interest income on a fully taxable equivalent basis totaled $2.1 billion in both 2015 and 2014.
Net interest margin was 2.74% in 2015 compared to 3.14% in 2014. The 40 basis point decrease in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin was negatively impacted by the increase in the average balance of trading account securities and the increase in the average balance of other short term borrowings primarily due to an increase in U.S. Treasury long and short positions held by BSI.
The fully taxable equivalent yield for 2015 for the loan portfolio was 3.69% compared to 3.93% for the prior year. The yield on non-covered loans for 2015 was 3.63% compared to 3.72% for 2014. The 9 basis point decrease was primarily due to a higher volume of new loans originated at lower yields. The yield on covered loans for 2015 was 10.87% compared to 22.67% for 2014. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Upon expiration, the income associated with these commercial loans is now included in non-covered loans interest income. The decrease in yield on covered loans was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the total investment securities portfolio was 2.01% for 2015, compared to 2.28% for the prior year. The 27 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.
The yield on trading account securities was 1.35% in 2015 compared to 1.73% in 2014 due to an increase in U.S. Treasury securities held by BSI in 2015.
The average rate paid on interest bearing deposits was 0.62% for 2015 compared to 0.60% for 2014.
The average rate on FHLB and other borrowings during 2015 was 1.58% compared to 1.62% for the prior year.
The average rate on other short-term borrowings was 1.31% for 2015 compared to 1.38% for 2014 due to the effect of the increase in U.S. Treasury short positions held by BSI in 2015.

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
The average rate paid on interest bearing deposits was 0.60% for 2014 compared to 0.56% for 2013.
The average rate on FHLB and other borrowings during 2014 was 1.62%, compared to 1.55 % for the prior year. This increase was primarily due to higher rates paid on new FHLB advances that have replaced FHLB advances as they matured or were terminated.

The following tables set forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.
Table 3 Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$59,709,039	$2,170,243	3.63%	$53,810,100	$2,000,310	3.72%	$47,004,185	$1,824,747	3.88%
Covered loans	467,648	50,850	10.87	613,785	139,119	22.67	955,664	324,984	34.01
Total loans (1) (2) (3)	60,176,687	2,221,093	3.69	54,423,885	2,139,429	3.93	47,959,849	2,149,731	4.48
Investment securities – AFS (tax exempt) (3)	253,547	10,446	4.12	492,306	20,745	4.21	467,361	20,994	4.49
Investment securities – AFS (taxable)	10,105,217	185,323	1.83	8,560,090	177,987	2.08	7,994,863	164,630	2.06
Total investment securities – AFS	10,358,764	195,769	1.89	9,052,396	198,732	2.20	8,462,224	185,624	2.19
Investment securities – HTM (tax exempt) (3)	1,128,080	35,352	3.13	1,162,674	34,881	3.00	1,195,738	36,767	3.07
Investment securities – HTM (taxable)	230,933	4,433	1.92	284,962	5,264	1.85	344,207	6,700	1.95
Total investment securities - HTM	1,359,013	39,785	2.93	1,447,636	40,145	2.77	1,539,945	43,467	2.82
Trading account securities (3)	3,784,410	50,936	1.35	446,131	7,732	1.73	108,037	2,979	2.76
Other (4) (5)	576,063	5,608	0.97	162,923	702	0.43	29,326	192	0.65
Total earning assets	76,254,937	2,513,191	3.30	65,532,971	2,386,740	3.64	58,099,381	2,381,993	4.10
Noninterest earning assets:
Cash and due from banks	3,674,721			3,642,916			4,094,403
Allowance for loan losses	(714,157)			(703,902)			(752,801)
Net unrealized gain (loss) on investment securities available for sale	33,207			41,316			98,432
Other noninterest earning assets	9,033,778			9,007,454			8,770,222
Total assets	$88,282,486			$77,520,755			$70,309,637
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,218,956	12,011	0.17	$7,280,418	11,986	0.16	$6,824,450	11,377	0.17
Savings and money market accounts	24,155,771	94,336	0.39	21,616,078	87,672	0.41	19,137,539	71,860	0.38
Certificates and other time deposits	12,989,789	167,809	1.29	12,745,974	151,997	1.19	11,886,386	128,600	1.08
Foreign office deposits	161,066	322	0.20	131,925	259	0.20	118,644	263	0.22
Total interest bearing deposits	44,525,582	274,478	0.62	41,774,395	251,914	0.60	37,967,019	212,100	0.56
FHLB and other borrowings	5,701,974	89,988	1.58	4,254,352	68,957	1.62	4,269,521	66,275	1.55
Federal funds purchased and securities sold under agreements to repurchase (5)	807,677	8,390	1.04	935,439	2,302	0.25	979,759	2,082	0.21
Other short-term borrowings	4,006,716	52,442	1.31	385,461	5,318	1.38	12,739	118	0.93
Total interest bearing liabilities	55,041,949	425,298	0.77	47,349,647	328,491	0.69	43,229,038	280,575	0.65
Noninterest bearing deposits	19,015,802			16,633,240			14,586,725
Other noninterest bearing liabilities	1,912,772			1,695,869			1,156,486
Total liabilities	75,970,523			65,678,756			58,972,249
Shareholder’s equity	12,311,963			11,841,999			11,337,388
Total liabilities and shareholder’s equity	$88,282,486			$77,520,755			$70,309,637
Net interest income/net interest spread		$2,087,893	2.53%		$2,058,249	2.95%		$2,101,418	3.45%
Net interest margin			2.74%			3.14%			3.62%
Taxable equivalent adjustment		$74,930			$72,755			$58,737
Net interest income		$2,012,963			$1,985,494			$2,042,681

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 15, Securities Financing Activities.

Table 4 Volume and Yield/ Rate Variances (1)

	2015 compared to 2014			2014 compared to 2013
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Non-covered loans	$215,231	$(45,298)	$169,933	$255,541	$(79,978)	$175,563
Covered loans	(27,713)	(60,556)	(88,269)	(96,194)	(89,671)	(185,865)
Total loans	187,518	(105,854)	81,664	159,347	(169,649)	(10,302)
Total investment securities available for sale	19,989	(22,951)	(2,962)	12,956	152	13,108
Total investment securities held to maturity	(2,086)	1,726	(360)	(2,570)	(752)	(3,322)
Trading account securities	45,306	(2,102)	43,204	6,228	(1,475)	4,753
Other (2)	3,278	1,628	4,906	597	(87)	510
Total earning assets	$254,005	$(127,553)	$126,452	$176,558	$(171,811)	$4,747

Interest expense on:
Interest bearing demand deposits	$(101)	$126	$25	$752	$(143)	$609
Savings and money market accounts	10,010	(3,346)	6,664	9,768	6,044	15,812
Certificates and other time deposits	2,948	12,864	15,812	9,646	13,751	23,397
Foreign office deposits	58	5	63	28	(32)	(4)
Total interest bearing deposits	12,915	9,649	22,564	20,194	19,620	39,814
FHLB and other borrowings	22,890	(1,859)	21,031	(234)	2,916	2,682
Federal funds purchased and securities sold under agreements to repurchase	(355)	6,443	6,088	(97)	317	220
Other short-term borrowings	47,411	(287)	47,124	5,114	86	5,200
Total interest bearing liabilities	82,861	13,946	96,807	24,977	22,939	47,916
Increase (decrease) in net interest income	$171,144	$(141,499)	$29,645	$151,581	$(194,750)	$(43,169)

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
2015 compared to 2014
Provision for loan losses was $193.6 million for 2015 compared to $106.3 million of provision for loan losses for 2014. Provision for loan losses for 2015 was impacted by loan growth during 2015 in the commercial loan portfolios and consumer direct and indirect portfolio as well as a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2015. The Company recorded net charge-offs of $116.0 million during 2015 compared to $122.0 million during 2014. Net charge-offs were 0.19% of average loans for 2015 compared to 0.22% of average loans for 2014.
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
Noninterest Income
The following table presents the components of noninterest income.
Table 5 Noninterest Income

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Service charges on deposit accounts	$216,248	$222,685	$221,413
Card and merchant processing fees	112,818	107,891	102,189
Investment banking and advisory fees	105,235	87,454	47,604
Retail investment sales	101,614	108,477	97,276
Asset management fees	33,194	42,772	40,939
Corporate and correspondent investment sales	30,000	29,635	35,674
Mortgage banking income	27,258	24,551	35,399
Bank owned life insurance	18,662	18,616	17,747
Investment securities gains, net	81,656	53,042	31,371
Gain (loss) on prepayment of FHLB and other borrowings, net	(8,016)	(315)	21,775
Other	257,804	222,614	203,403
Total noninterest income	$976,473	$917,422	$854,790
2015 compared to 2014
Noninterest income was $976.5 million for 2015, an increase of $59.1 million compared to $917.4 million reported for 2014. The increase in total noninterest income was driven by increases in investment banking and advisory fees, investment securities gains and other noninterest income which were partially offset by decreases in retail investment sales, asset management fees, and gain (loss) on prepayment of FHLB and other borrowings.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts were $216.2 million in 2015, compared to $222.7 million in 2014.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $112.8 million in 2015, an increase of $4.9 million compared to 2014.
Investment banking and advisory fees primarily represent income from BSI, the Company's broker-dealer subsidiary. Income from investment banking and advisory fees increased to $105.2 million in 2015 compared to $87.5 million in 2014 due to a $7.5 million increase in structuring and advisory fees and an $8.5 million increase in fees due to higher bond issuances during 2015 compared to 2014.
Retail investment sales income is comprised of mutual fund and annuity sales income and insurance sales fees.  Income from retail investment sales decreased to $101.6 million in 2015, compared to $108.5 million in 2014.  The primary driver of the decrease was due to a shift in product mix to structured products and managed money which resulted in a smaller percentage of fees for the Company.
Asset management fees are fees generated from money management transactions executed with the Company through trusts, higher net worth customers and other long-term clients. Asset management fees decreased to $33.2 million in 2015, compared to $42.8 million in 2014 primarily driven by a decrease in assets under management due to the divestiture of one of the Bank's wealth management subsidiaries during 2015.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $30.0 million in 2015 from $29.6 million in 2014.
Mortgage banking income for the year ended December 31, 2015 was $27.3 million compared to $24.6 million in 2014. Mortgage banking income in 2015 included $35.5 million of origination fees and gains on sales of mortgage loans as well as losses of $7.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2014 included $28.5 million of origination fees and gains on sales of mortgage loans and losses of $3.3 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income in 2015 compared to 2014 was primarily driven by the lower interest rate environment in 2015 which allowed for wider profit margins, offset by the decrease in the fair value of the MSRs.

BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI was $18.7 million in 2015 compared to $18.6 million in 2014.
Investment securities gains, net increased to $81.7 million in 2015 compared to $53.0 million in 2014. See “—Investment Securities” for more information related to the investment securities sales.
The Company recognized a loss on prepayment of FHLB and other borrowings of $8.0 million in 2015 compared to a loss of $315 thousand in 2014. During 2015, the Company prepaid approximately $1.1 billion of FHLB advances resulting in an $8.0 million net loss on the prepayment of FHLB advances and other borrowings. During 2014, the Company prepaid approximately $935 million of FHLB advances resulting in a $315 thousand net loss on the prepayment of FHLB advances and other borrowings.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, investment services and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For 2015, other income increased by $35.2 million due to a gain of $22.0 million on the sale of mortgage loans not initially originated for sale in the secondary market. Servicing fees also increased $5.6 million due to an increase in loans sold to FNMA where the Company retained the servicing in 2015 compared to 2014. The Company also recorded $6.5 million of income from Spring Studios, which was acquired by the Company in 2015.
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
Noninterest Expense
The following table presents the components of noninterest expense.
Table 6 Noninterest Expense

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Salaries, benefits and commissions	$1,071,196	$1,072,269	$1,005,244
Equipment	230,960	223,963	208,059
Professional services	216,325	207,679	191,402
Net occupancy	160,309	158,379	157,737
FDIC insurance	64,072	64,260	41,421
FDIC indemnification expense	55,129	115,049	267,159
Marketing	41,770	35,991	37,352
Amortization of intangibles	39,208	50,856	60,691
Communications	21,980	24,608	25,965
Goodwill impairment	17,000	12,500	—
Total securities impairment	1,660	180	3,864
Other	216,881	215,018	200,281
Total noninterest expense	$2,136,490	$2,180,752	$2,199,175
2015 compared to 2014
Noninterest expense was $2.1 billion for 2015, a decrease of $44.3 million compared to 2014. The lower level of noninterest expense was primarily attributable to a decrease in FDIC indemnification expense and amortization of intangibles, offset in part by increases in equipment expense, professional services, marketing expense, goodwill impairment and total securities impairment.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.1 billion in 2015, relatively flat when compared to 2014.
Equipment expense increased by $7.0 million to $231.0 million in 2015 compared to 2014 due to a $12.6 million increase in software amortization resulting from software additions in 2015 as well as a $4.3 million increase in software maintenance expense offset by a decrease in hardware depreciation and maintenance expense of approximately $11.2 million.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $8.6 million in 2015 to $216.3 million compared to 2014 due to an increase of approximately $6.0 million of debit card processing services and an increase of approximately $2.4 million of consulting fees.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset stemming from changes in credit expectations of covered loans, was $55.1 million in 2015 compared to $115.0 million in 2014. The decrease in 2015 was driven by the decrease in the balance of the covered loan portfolio.
Marketing expense increased by $5.8 million to $41.8 million in 2015 due primarily to BBVA's sponsorship of the NBA and the launch of the NBA American Express in 2015.
Amortization of intangibles decreased by $11.6 million to $39.2 million in 2015 due to the lower level of intangible assets in 2015 compared to 2014.
Goodwill impairment related to the Simple reporting unit was $17.0 million in 2015 compared to $12.5 million in 2014. Refer to "—Goodwill" and Note 8, Goodwill and Other Acquired Intangible Assets in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO as well as other OREO associated expenses. Other noninterest expense slightly increased in 2015 to $216.9 million compared to $215.0 million in 2014.
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

FDIC indemnification expense was $115.0 million in 2014 compared to $267.2 million in 2013. The decrease in 2014 was driven by the decrease in the balance of the covered loan portfolio.
Amortization of intangibles decreased by $9.8 million to $50.9 million in 2014 due to the lower level of intangible assets in 2014 compared to 2013.
Goodwill impairment related to the Simple reporting unit was $12.5 million in 2014. There was no goodwill impairment in 2013. Refer to "—Goodwill" and Note 8, Goodwill and Other Acquired Intangible Assets in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expenses increased in 2014 to $215.0 million compared to $200.3 million in 2013 due primarily to a $15.9 million increase in provision for unfunded commitments.
Income Tax Expense
The Company’s income tax expense totaled $167.5 million, $147.3 million and $170.8 million for 2015, 2014, and 2013, respectively. The effective tax rate was 25.4%, 23.9%, and 28.9% for 2015, 2014 and 2013, respectively.
The increase in the effective tax rate for 2015 compared to 2014 was primarily driven by higher net income before income tax expense relative to permanent income tax differences in 2015 as compared to 2014 and the release of a valuation allowance on net operating losses of BSI during 2014.
The effective tax rate in 2014 decreased from 2013 due to an increase in tax exempt income in 2014 and the release of a valuation allowance on net operating losses of BSI during 2014. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. During 2014, as BSI achieved three years of cumulative income before income tax expense adjusted for permanent differences, management determined that sufficient positive evidence existed to conclude that it is more likely than not that the deferred tax assets are realizable and, therefore, reduced the valuation allowance accordingly.
Refer to Note 20, Income Taxes, in the Notes to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.
Business Segment Results
The Company reports on three business segments: Consumer and Commercial Banking, Corporate and Investment Banking, and Treasury. During the first quarter of 2015, the Company reorganized its internal management structure and, accordingly, its segment reporting structure. As a result of this reorganization, the Wealth and Retail and Commercial operating segments were combined into one operating segment, Consumer and Commercial Banking. Additional detailed financial information on each business segment is included in Note 23, Segment Information, in the Notes to the Consolidated Financial Statements. Results of the Company’s business segments are based on the Company’s lines of business and internal management accounting policies that have been developed to reflect the underlying economics of the business. The structure and accounting practices are specific to the Company; therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions. Segment results for all periods presented have been recast to reflect the organizational realignment.
The Company employs an FTP methodology at the business segment level in the determination of net interest income earned primarily on loans and deposits. This methodology is a matching fund concept whereby the lines of business that are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. Matching duration allocates interest income and expense to each segment so its resulting net interest income is insulated from interest rate risk.
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

Net income by business segment is summarized in the following table:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Consumer and Commercial Banking	$568,740	$453,349	$400,743
Corporate and Investment Banking	69,424	106,414	82,947
Treasury	67,166	45,648	21,764
Corporate Support and Other	(213,535)	(136,879)	(85,524)
Net income	491,795	468,532	419,930
Less: net income attributable to noncontrolling interest	2,228	1,976	2,094
Net income available to shareholder	$489,567	$466,556	$417,836

Consumer and Commercial Banking
The following table contains selected financial data for the Consumer and Commercial Banking segment:

Consumer and Commercial Banking	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Net interest income	$2,000,579	$1,869,746	$1,782,078
Allocated provision for loan losses	134,216	114,436	96,167
Noninterest income	743,510	701,525	680,070
Noninterest expense	1,734,889	1,734,367	1,727,347
Net income before income tax expense	874,984	722,468	638,634
Income tax expense	306,244	269,119	237,891
Net income	$568,740	$453,349	$400,743

Comparison of 2015 with 2014
Net income was $568.7 million for 2015, an increase of $115.4 million compared to net income of $453.3 million for 2014 primarily driven by an increase in net interest income and noninterest income offset by an increase in the allocated provision for loan losses.
Net interest income in 2015 increased $130.8 million compared to the prior year as a result of an increase in the spread on earning assets due to higher average loan balances.
Allocated provision for loan losses increased $19.8 million from 2014 to 2015 due to growth in the loan portfolio.
Noninterest income increased $42.0 million to $743.5 million in 2015 compared to $701.5 million in 2014 driven by increases in other fee income of $27.6 million and shared revenue and incentive credits associated with deposit growth of $13.9 million.
Comparison of 2014 with 2013
Net income was $453.3 million for 2014, an increase of $52.6 million compared to net income of $400.7 for 2013. The increase in net income was primarily driven by increases in net interest income and noninterest income offset by increases in the allocated provision for loan losses and noninterest expense.
Net interest income increased $87.7 million compared to the prior year primarily due to an increase in the spread on earning assets due to higher average loan balances.

Allocated provision for loan losses increased by $18.3 million from 2013 to 2014 as a result of loan growth.
Noninterest income increased $21.5 million to $701.5 million in 2014 compared to $680.1 million in 2013 driven by increases in retail investment sales income of $11.2 million and shared revenue and incentive credits associated with deposit growth of $10.4 million.
Noninterest expense increased $7.0 million to $1.7 billion in 2014 as a result of a $3.2 million increase in salaries and benefits and a $9.3 million increase in FDIC insurance expense offset by decreases to occupancy expense of $1.8 million and professional services expense of $2.1 million.
Corporate and Investment Banking
The following table contains selected financial data for the Corporate and Investment Banking segment:

Corporate and Investment Banking	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Net interest income	$157,184	$130,280	$127,260
Allocated provision for loan losses	58,337	11,962	3,316
Noninterest income	169,009	197,586	148,881
Noninterest expense	161,050	146,319	140,639
Net income before income tax expense	106,806	169,585	132,186
Income tax expense	37,382	63,171	49,239
Net income	$69,424	$106,414	$82,947
Comparison of 2015 with 2014
Net income was $69.4 million for 2015, compared to net income of $106.4 million for 2014. The decrease in net income of $37.0 million was primarily driven by increases in allocated provision for loan losses and noninterest expense as well as a decrease in noninterest income partially offset by an increase in net interest income.
Net interest income of $157.2 million in 2015 increased from $130.3 million in 2014 as a result of an increase in net spread income driven by an increase in average earning assets.
Allocated provision for loan losses increased $46.4 million primarily driven by downgrades in energy loans as well as loan growth.
Noninterest income decreased $28.6 million from 2014 to 2015 due to a $36.2 million decrease in shared revenue and incentive credits offset by an increase in investment banking and advisory fee income of $17.8 million.
Noninterest expense increased $14.7 million from the prior year primarily as a result of increases in salaries and benefits of $6.7 million, professional services of $3.0 million, and FDIC insurance expense of $3.2 million.
Comparison of 2014 with 2013
Net income was $106.4 million for 2014, compared to net income of $82.9 million for 2013. The increase in net income of $23.5 million was primarily driven by an increase in noninterest income offset by an increase in the allocated provision for loan losses.
Net interest income of $130.3 million in 2014 was relatively unchanged when compared to $127.3 million in 2013.
Allocated provision for loan losses increased $8.6 million due to loan growth.
Noninterest income increased $48.7 million from 2013 to 2014 primarily due to an increase in investment banking and advisory fee income of $39.9 million and a $4.2 million increase in syndication fees.

Noninterest expense increased $5.7 million from the prior year as a result of an increase in salaries and benefits of $6.0 million.
Treasury
The following table contains selected financial data for the Treasury segment:

Treasury	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Net interest income (expense)	$32,013	$13,644	$(24,395)
Allocated provision for loan losses	—	—	—
Noninterest income	91,439	76,699	76,749
Noninterest expense	20,119	17,597	17,671
Net income before income tax expense	103,333	72,746	34,683
Income tax expense	36,167	27,098	12,919
Net income	$67,166	$45,648	$21,764
Comparison of 2015 with 2014
Net income was $67.2 million for 2015, compared to net income of $45.6 million for 2014. The increase in net income of $21.5 million was primarily driven by increase in net interest income and noninterest income.
Net interest income increased $18.4 million compared to the prior year related to an increase on the spread on earning assets.
Noninterest income in 2015 increased $14.7 million compared to the prior year due primarily to an increase in investment securities gains.
Comparison of 2014 with 2013
Net income was $45.6 million for 2014, compared to net income of $21.8 million for 2013. The increase in net income of $23.9 million was primarily driven by an increase in net interest income.
Net interest income increased $38.0 million compared to the prior year primarily driven by an increase on the spread on earning assets.

Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
The following table details the composition of the Company’s trading account assets.
Table 7 Trading Account Assets

	December 31,
	2015	2014
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,805,269	$2,502,308
State and political subdivisions	1,275	—
Other debt securities	2,501	—
Interest rate contracts	303,944	296,239
Commodity contracts	14,127	25,569
Foreign exchange contracts	9,899	8,268
Other trading assets	1,117	2,013
Total trading account assets	$4,138,132	$2,834,397
Trading account assets increased $1.3 billion to $4.1 billion at December 31, 2015. The increase in trading account assets primarily related to an increase in U.S. Treasury securities held by the Company's broker dealer subsidiary, BSI.
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

The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Table 8 Composition of Investment Securities Portfolio

	December 31,
	2015	2014	2013
	(In Thousands)
Investment securities available for sale (at fair value):
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,211,492	$2,313,542	$260,937
Mortgage-backed securities	4,590,262	4,423,835	5,233,791
Collateralized mortgage obligations	2,705,256	2,488,579	1,756,398
States and political subdivisions	15,887	467,315	509,436
Other	24,045	44,441	40,333
Equity securities (1)	503,578	499,563	512,190
Total securities available for sale	$11,050,520	$10,237,275	$8,313,085
Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$103,947	$124,051	$145,989
Asset-backed securities	24,011	39,187	67,590
States and political subdivisions (2)	1,128,240	1,112,415	1,225,977
Other	66,478	72,701	79,640
Total securities held to maturity	$1,322,676	$1,348,354	$1,519,196
Total investment securities	$12,373,196	$11,585,629	$9,832,281

(1)	Includes $503 million, $500 million and $512 million at December 31, 2015, 2014 and 2013, respectively, of FHLB and Federal Reserve stock carried at par.

(2)	Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities at origination.
As of December 31, 2015, the securities portfolio included $11.1 billion in available for sale securities and $1.3 billion in held to maturity securities. Approximately 88% of the total securities portfolio was backed by government agencies or government-sponsored entities.
During 2015, the Company received proceeds of $3.4 billion related to the sale of U.S. treasury and other U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations and state and political subdivisions classified as available for sale which resulted in net gains of $81.7 million. Included in these proceeds received were approximately $263 million of state and political subdivisions and $287 million of mortgage-backed securities and collateralized mortgage obligations that the Company sold as part of its liquidity management strategy and due to upcoming LCR requirements. See the "—Liquidity Management" and Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.
During 2014, the Company received proceeds of $1.1 billion from the sale of mortgage-backed securities and collateralized mortgage obligations classified as available for sale which resulted in net gains of $53.0 million.
The Company recognized $1.7 million in OTTI charges in 2015 compared to $180 thousand and $3.9 million in 2014 and 2013, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations, asset-backed securities and states and political subdivisions. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.

The maturities and weighted average yields of the investment securities available for sale and the investment securities held to maturity portfolios at December 31, 2015 are presented in the following table. Maturity data is calculated based on the next re-pricing date for securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Table 9 Investment Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$134,046	0.27%	$1,316,740	1.03%	$635,766	1.24%	$1,124,940	0.83%
Mortgage-backed securities	4,266	2.33	56,546	2.27	145,812	1.75	4,383,638	1.10
Collateralized mortgage obligations	25	3.23	3,062	3.90	46,182	1.68	2,655,987	1.00
States and political subdivisions	2,486	6.30	6,731	6.55	2,019	4.70	4,651	9.80
Other	—	—	—	—	—	—	24,045	0.76
Equity securities (1)	—	—	—	—	—	—	503,578	3.68
Total	$140,823	4.51%	$1,383,079	3.75%	$829,779	2.28%	$8,696,839	1.48%

Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$—	—%	$4,361	3.90%	$—	—%	$99,586	1.84%
Asset-backed securities	—	—	—	—	—	—	24,011	0.63
States and political subdivisions	—	—	348,793	1.66	245,003	1.66	534,444	2.47
Other	—	—	—	—	—	—	66,478	0.71
Total	$—	—%	$353,154	1.64%	$245,003	1.57%	$724,519	1.98%
Total securities	$140,823		$1,736,233		$1,074,782		$9,421,358

(1)	Equity securities are included in the maturing after ten years category.
Lending Activities
Average loans and loans held for sale represented 78.9% of total average interest-earnings assets at December 31, 2015, compared to 83.0% at December 31, 2014. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The Loan Portfolio table presents the classifications by major category at December 31, 2015, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2015, and an analysis of the rate structure for such loans with maturities greater than one year, excluding covered loans.
Table 10 Loan Portfolio

	December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,022,374	$23,828,537	$20,209,209	$16,980,957	$13,700,779
Real estate – construction	2,354,253	2,154,652	1,736,348	1,895,931	3,367,413
Commercial real estate – mortgage	10,453,280	9,877,206	9,106,329	7,707,548	7,235,458
Total commercial loans	$38,829,907	$35,860,395	$31,051,886	$26,584,436	$24,303,650
Consumer loans:
Residential real estate – mortgage	$13,993,285	$13,922,656	$12,706,879	$11,443,973	$9,669,114
Equity lines of credit	2,419,815	2,304,784	2,236,367	2,393,271	2,563,706
Equity loans	580,804	634,968	644,068	671,616	849,369
Credit card	627,359	630,456	660,073	625,395	582,244
Consumer direct	936,871	652,927	516,572	522,995	528,818
Consumer indirect	3,495,082	2,870,408	2,116,981	1,593,175	1,366,060
Total consumer loans	$22,053,216	$21,016,199	$18,880,940	$17,250,425	$15,559,311
Covered loans	440,961	495,190	734,190	1,176,682	2,079,366
Total loans	$61,324,084	$57,371,784	$50,667,016	$45,011,543	$41,942,327
Loans held for sale	70,582	154,816	147,109	322,065	170,351
Total loans and loans held for sale	$61,394,666	$57,526,600	$50,814,125	$45,333,608	$42,112,678

Table 11 Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$4,311,337	$18,838,527	$2,872,510	$26,022,374	$3,687,723	$18,023,314
Real estate - construction	954,493	1,279,138	120,622	2,354,253	67,451	1,332,309
	$5,265,830	$20,117,665	$2,993,132	$28,376,627	$3,755,174	$19,355,623
Scheduled repayments in the preceding table are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.
Loans and loans held for sale, net of unearned income, totaled $61.4 billion at December 31, 2015, an increase of $3.9 billion from December 31, 2014. The increase in total loans was primarily driven by growth in the commercial loan portfolios as well as increases in the consumer direct and indirect loan portfolios.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $506 million at

December 31, 2015 compared to $420 million at December 31, 2014. The increase in nonperforming asset was due to an $84 million increase in nonaccrual loans primarily related to downgrades of certain loans in the energy portfolio. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 0.82% at December 31, 2015 compared with 0.73% at December 31, 2014.
The Company defines potential problem loans as commercial loans rated substandard or doubtful that do not meet the definition of nonaccrual, TDR or 90 days past due and still accruing. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions. The following table provides a summary of potential problem loans.
Potential problem loans increased $487 million from 2014 to 2015. The increase was primarily attributable to downgrades in the energy portfolio. See "—Concentrations" for additional discussion.

Table 12 Potential Problem Loans

	December 31,
	2015	2014
	(In Thousands)
Commercial, financial and agricultural	$580,491	$111,919
Real estate – construction	174	214
Commercial real estate – mortgage	74,373	55,517
	$655,038	$167,650

The following table summarizes asset quality information for the past five years and includes loans held for sale and purchased impaired loans.
Table 13 Asset Quality

	December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$161,591	$61,157	$128,231	$112,135	$185,629
Real estate – construction	5,908	7,964	14,183	104,683	415,629
Commercial real estate – mortgage	69,953	89,736	129,672	270,734	446,926
Residential real estate – mortgage	113,234	108,357	102,904	193,983	220,844
Equity lines of credit	35,023	32,874	31,431	20,143	23,570
Equity loans	15,614	19,029	20,447	16,943	30,309
Credit card	—	—	—	—	—
Consumer direct	561	799	540	337	1,217
Consumer indirect	5,027	2,624	1,523	—	—
Covered	134	114	5,428	1,235	16,555
Total nonaccrual loans	407,045	322,654	434,359	720,193	1,340,679
Nonaccrual loans held for sale	—	—	7,359	7,583	16,970
Total nonaccrual loans and loans held for sale	$407,045	$322,654	$441,718	$727,776	$1,357,649
Accruing TDRs: (1)
Commercial, financial and agricultural	$9,402	$10,127	$25,548	$17,832	$22,658
Real estate – construction	2,247	2,112	3,801	49,215	97,126
Commercial real estate – mortgage	33,904	39,841	59,727	56,520	59,690
Residential real estate – mortgage	67,343	69,408	74,236	91,384	75,170
Equity lines of credit	—	—	—	—	203
Equity loans	37,108	41,197	42,850	21,929	13,597
Credit card	—	—	—	—	—
Consumer direct	908	298	91	138	8
Consumer indirect	—	—	—	—	—
Covered	—	—	3,455	7,079	9,545
Total TDRs	150,912	162,983	209,708	244,097	277,997
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$150,912	$162,983	$209,708	$244,097	$277,997
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$3,567	$1,610	$2,212	$1,853	$2,501
Real estate – construction	421	477	240	1,907	502
Commercial real estate – mortgage	2,237	628	797	2,771	496
Residential real estate – mortgage	1,961	2,598	2,460	3,645	1,885
Equity lines of credit	2,883	2,679	5,109	4,661	6,917
Equity loans	704	997	1,167	2,335	2,276
Credit card	9,718	9,441	10,277	7,729	8,384
Consumer direct	3,537	2,296	2,402	2,065	1,798
Consumer indirect	5,629	2,771	1,540	1,138	1,496
Covered	37,972	47,957	56,610	112,748	157,022
Total loans 90 days past due and accruing	68,629	71,454	82,814	140,852	183,277
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$68,629	$71,454	$82,814	$140,852	$183,277
Other real estate	$20,862	$20,600	$23,228	$68,568	$217,840
Other repossessed assets	$8,774	$3,920	$3,360	$3,890	$4,285

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 14 Nonperforming Assets

	December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Nonaccrual loans	$407,045	$322,654	$441,718	$727,776	$1,357,649
Loans 90 days or more past due and accruing (1)	68,629	71,454	82,814	140,852	183,277
TDRs 90 days or more past due and accruing	874	1,722	1,317	862	8,049
Nonperforming loans	476,548	395,830	525,849	869,490	1,548,975
OREO	20,862	20,600	23,228	68,568	217,840
Other repossessed assets	8,774	3,920	3,360	3,890	4,285
Total nonperforming assets	$506,184	$420,350	$552,437	$941,948	$1,771,100

(1)	Excludes loans classified as TDRs
Table 15 Asset Quality Ratios

	December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale (1)	0.78%	0.69%	1.03%	1.92%	3.68%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets (2)	0.82%	0.73%	1.09%	2.07%	4.18%
Allowance for loan losses as a percentage of loans	1.24%	1.19%	1.38%	1.78%	2.51%
Allowance for loan losses as a percentage of nonperforming loans (3)	160.04%	173.06%	135.15%	93.15%	68.65%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of OREO.
Table 16 Rollforward of Other Real Estate Owned

	Years Ended December 31,
	2015	2014
	(In Thousands)
Balance at beginning of year	$20,600	$23,228
Transfer of loans and loans held for sale to OREO	20,781	22,176
Sales of OREO	(16,314)	(22,101)
Write-downs of OREO	(4,205)	(2,703)
Balance at end of year	$20,862	$20,600

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 17 Rollforward of Nonaccrual Loans

	Years Ended December 31,
	2015	2014
	(In Thousands)
Balance at beginning of year	$322,540	$436,290
Additions	434,795	353,347
Additions - expiration of LSA	—	3,733
Returns to accrual	(76,330)	(75,131)
Loan sales	(7,150)	(73,767)
Payments and paydowns	(76,640)	(118,449)
Transfers to other real estate	(19,445)	(20,070)
Charge-offs	(170,859)	(183,413)
Balance at end of year	$406,911	$322,540
Generally when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2015, nonaccrual loans and loans held for sale, excluding covered loans, totaled $407 million. During the year ended December 31, 2015, $6.5 million of interest income was recognized on loans and loans held for sale classified as nonaccrual as of December 31, 2015. Under the original terms of the loans, interest income would have been approximately $18.9 million for loans and loans held for sale classified as nonaccrual as of December 31, 2015.
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

The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 18 Rollforward of TDR Activity

	Years Ended December 31,
	2015	2014
	(In Thousands)
Balance at beginning of year	$243,374	$310,282
New TDRs	26,147	47,362
Expiration of LSA	—	3,765
Payments/Payoffs	(33,510)	(105,438)
Charge-offs	(4,673)	(6,380)
Loan sales	(1,982)	(2,321)
Transfer to ORE	(1,539)	(3,896)
Balance at end of year	$227,817	$243,374
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $228 million at December 31, 2015 from $243 million at December 31, 2014. Included in these amounts are $151 million at December 31, 2015 and $163 million at December 31, 2014 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $763 million at December 31, 2015, from $685 million at December 31, 2014. The ratio of the allowance for loan losses to total loans increased to 1.24% at December 31, 2015 from 1.19% at December 31, 2014. During 2015, the total allowance for loan losses was influenced by loan growth as well as the impact of loan downgrades in the energy portfolio. Nonperforming loans increased to $477 million at December 31, 2015 from $396 million at December 31, 2014. The allowance attributable to individually impaired loans was $71 million at December 31, 2015 compared to $63 million at December 31, 2014.
Net charge-offs were 0.19% of average loans for 2015 compared to 0.22% of average loans for 2014. The decrease in net charge-offs during 2015 was primarily attributable to decreases in the commercial real estate-mortgage, residential real estate-mortgage, equity lines of credit, equity loans, and credit card portfolios offset by increases in the consumer direct and consumer indirect portfolios.
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
Table 19 Allocation of Allowance for Loan Losses

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$402,113	42.4%	$299,482	41.5%	$292,327	39.9%	$283,058	37.7%	$252,399	32.6%
Real estate – construction	46,709	3.9	48,648	3.8	33,218	3.4	69,761	4.2	237,203	8.0
Commercial real estate – mortgage	75,359	17.0	89,585	17.2	125,742	18.0	184,563	17.1	252,081	17.3
Residential real estate – mortgage	64,029	22.8	69,716	24.3	71,321	25.1	115,600	25.4	148,430	23.1
Equity lines of credit	53,027	4.0	66,151	4.0	62,258	4.4	41,528	5.3	39,867	6.1
Equity loans	15,048	1.0	18,760	1.1	21,996	1.3	15,137	1.5	18,466	2.0
Credit card	39,682	1.0	42,523	1.1	46,395	1.3	37,039	1.4	43,272	1.4
Consumer direct	21,599	1.5	16,139	1.1	14,250	1.0	16,122	1.2	12,266	1.3
Consumer indirect	43,667	5.7	31,229	5.0	30,258	4.2	22,242	3.6	20,929	3.2
Total, excluding covered loans	761,233	99.3	682,233	99.1	697,765	98.6	785,050	97.4	1,024,913	95.0
Covered loans	1,440	0.7	2,808	0.9	2,954	1.4	17,803	2.6	26,883	5.0
Total	$762,673	100.0%	$685,041	100.0%	$700,719	100.0%	$802,853	100.0%	$1,051,796	100.0%

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 20 Summary of Loan Loss Experience

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Average loans outstanding during the year	$60,070,527	$54,308,414	$47,810,838	$44,002,221	$40,909,860
Allowance for loan losses, beginning of year	$685,041	$700,719	$802,853	$1,051,796	$1,109,017
Charge-offs:
Commercial, financial and agricultural	25,831	31,627	47,751	63,678	154,721
Real estate – construction	204	2,882	8,403	57,758	111,419
Commercial real estate – mortgage	3,678	12,088	35,011	94,160	103,822
Residential real estate – mortgage	10,648	21,161	73,551	56,834	68,885
Equity lines of credit	12,231	20,101	31,705	52,899	60,765
Equity loans	3,751	7,487	13,167	16,354	17,410
Credit card	32,230	36,129	32,534	31,891	34,457
Consumer direct	28,286	22,960	21,844	24,208	23,045
Consumer indirect	54,597	29,363	18,198	15,488	21,718
Covered	2,228	2,466	6,708	3,807	12,198
Total charge-offs	173,684	186,264	288,872	417,077	608,440
Recoveries:
Commercial, financial and agricultural	12,190	19,796	20,050	31,074	39,873
Real estate – construction	4,585	5,243	11,442	22,462	26,138
Commercial real estate – mortgage	1,107	2,576	7,333	13,419	15,678
Residential real estate – mortgage	7,264	6,003	6,750	3,848	3,391
Equity lines of credit	3,211	4,710	4,205	21,736	3,085
Equity loans	3,343	2,126	2,092	1,847	1,329
Credit card	2,880	2,814	2,650	2,559	3,104
Consumer direct	6,177	5,709	6,137	5,432	6,956
Consumer indirect	16,918	10,075	10,045	10,886	14,756
Covered	3	5,233	8,488	25,400	8,276
Total recoveries	57,678	64,285	79,192	138,663	122,586
Net charge-offs	116,006	121,979	209,680	278,414	485,854
Total provision for loan losses	193,638	106,301	107,546	29,471	428,633
Allowance for loan losses, end of year	$762,673	$685,041	$700,719	$802,853	$1,051,796
Net charge-offs to average loans	0.19%	0.22%	0.44%	0.63%	1.19%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2015 and 2014.
Commercial, Financial and Agricultural
In accordance with the Company's lending policy, each commercial loan undergoes a detailed underwriting process, which incorporates the Company's risk tolerance, credit policy and procedures. In addition, the Company has a graduated approval process which accounts for the quality, loan type and total exposure of the borrower. The Company has also adopted an internal exposure based limit which is based on a variety of risk factors, including but not limited to the borrower's industry.

The commercial, financial and agricultural portfolio segment totaled $26.0 billion at December 31, 2015, compared to $23.8 billion at December 31, 2014. The increase in this portfolio segment reflects the Company's objective to strategically grow this segment. This segment consists primarily of large national and international companies and small to mid-sized companies with business operations in the Company's geographic footprint. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
The following table provides details related to the commercial, financial, and agricultural segment.
Table 21 Commercial, Financial and Agricultural

	December 31,
	2015				2014
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$627,543	$83	$—	$—	$576,185	$380	$—	$—
Basic Materials	857,616	99	—	—	1,006,900	73	—	—
Capital Goods & Industrial Services	2,587,038	6,520	19	108	2,155,565	4,673	19	—
Construction & Infrastructure	629,869	13,998	50	139	726,504	2,627	208	1,567
Consumer & Healthcare	3,223,674	10,542	424	189	2,787,797	4,673	843	2
Energy	3,840,226	92,467	120	—	3,612,145	6,186	—	—
Financial Services	1,074,595	131	5	—	1,402,784	223	10	3
General Corporates	1,410,666	2,092	51	2,534	1,202,276	2,899	305	38
Institutions	2,542,284	5,841	8,375	—	2,219,357	9,724	7,175	—
Leisure	2,118,578	11,077	224	66	1,832,870	3,850	248	—
Real Estate	1,583,582	146	—	—	1,428,412	45	—	—
Retailers	2,374,773	2,671	64	496	2,333,268	5,172	296	—
Telecoms, Technology & Media	1,460,879	15,768	57	35	1,177,541	19,157	—	—
Transportation	800,413	156	—	—	723,088	1,443	1,005	—
Utilities	890,638	—	13	—	643,845	32	18	—
Total Commercial, Financial and Agricultural	$26,022,374	$161,591	$9,402	$3,567	$23,828,537	$61,157	$10,127	$1,610

The Company has been closely monitoring the potential impact of the declining oil prices, which began late in 2014 and continued into 2015, on its energy sector lending portfolio. Total energy exposure, including unused commitments to extend credit and letters of credit was $9.4 billion and $9.9 billion at December 31, 2015 and 2014. As shown in Table 21, the Company's energy sector loan balances at December 31, 2015 were approximately $3.8 billion and represented 6.3% of the Company's total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 22 Energy Portfolio

	December 31,
	2015		2014
	Recorded Investment	Nonaccrual	Recorded Investment	Nonaccrual
	(In Thousands)
Exploration and production	$2,040,748	$91,947	$2,257,012	$86
Midstream	1,355,503	—	950,483	—
Drilling oil and support services	266,871	—	242,281	5,400
Refineries and terminals	137,904	520	124,228	700
Other	39,200	—	38,141	—
Total energy portfolio	$3,840,226	$92,467	$3,612,145	$6,186
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of December 31, 2015, the Company has observed negative trending of the internal risk ratings in the energy lending portfolio and a moderate increase in non-accrual loans from 2014, as indicated in Table 22. Additionally, the Company has continued to observe negative trending subsequent to December 31, 2015. Currently, the credit quality issues have been isolated to the exploration and production subsector which is the subsector that is most acutely impacted by pricing conditions. Within this subsector, many loans are secured and utilize borrowing base features linked to the physical commodity reserves and supported by engineering data. The borrowing bases are refreshed with updated information on a recurring basis. Generally, the drilling oil and support services subsector also has a high risk for impact from the pricing environment since their operations are directly impacted by reduced spending by those in the exploration and production sector. However as noted in Table 22, the Company's exposure in this sector is limited.
The overall level of loans rated special mention or lower in the energy portfolio at December 31, 2015 was 16.3%, comprised of 4.3% rated special mention and 12.0% rated substandard or lower. At December 31, 2014, the overall level of loans rated special mention or lower in the energy portfolio was less than 1%. The decline in oil prices has negatively impacted the financial results for many borrowers in the portfolio, leading to internal rating downgrades. The internal rating downgrades reflect the weakened financial performance of certain borrowers in this portfolio. As of December 31, 2015, charge-offs in this portfolio have remained low as the majority of classified energy portfolio loans remain well secured. If the current level of oil prices stagnates or continues to decline, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $10.5 billion at December 31, 2015, compared to $9.9 billion at December 31, 2014, and real estate - construction loans totaled $2.4 billion at December 31, 2015, compared to $2.2 billion at December 31, 2014.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 23 Commercial Real Estate

	December 31,
	2015				2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$542,889	$2,723	$3,365	$989	$623,029	$9,328	$3,540	$—
Arizona	837,949	4,465	465	—	807,315	5,757	2,748	—
California	1,104,368	942	222	—	1,182,095	2,182	794	—
Colorado	395,679	8,460	10,210	—	464,992	12,996	11,364	—
Florida	965,365	9,564	138	—	908,329	7,567	168	—
New Mexico	160,840	6,405	22	—	176,896	6,149	31	—
Texas	3,269,626	28,956	4,292	1,248	3,128,072	31,494	2,446	628
Other	3,176,564	8,438	15,190	—	2,586,478	14,263	18,750	—
	$10,453,280	$69,953	$33,904	$2,237	$9,877,206	$89,736	$39,841	$628

Table 24 Real Estate – Construction

	December 31,
	2015				2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$27,815	$389	$312	$122	$67,466	$117	$426	$—
Arizona	80,713	2,404	—	—	155,379	2,852	—	—
California	326,698	19	22	—	228,284	24	31	—
Colorado	92,764	—	—	—	74,526	—	—	—
Florida	205,466	—	—	—	161,322	88	—	—
New Mexico	13,092	93	51	—	13,977	—	72	207
Texas	1,105,252	2,727	1,862	299	1,013,865	4,089	1,583	270
Other	502,453	276	—	—	439,833	794	—	—
	$2,354,253	$5,908	$2,247	$421	$2,154,652	$7,964	$2,112	$477
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
Residential real estate - mortgage loans totaled $14.0 billion at December 31, 2015 compared to $13.9 billion at December 31, 2014. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 25 Residential Real Estate - Mortgage

	December 31,
	2015				2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,111,987	$13,868	$14,528	$29	$1,292,303	$12,905	$14,824	$97
Arizona	1,395,539	7,251	11,567	242	1,460,922	8,806	10,229	310
California	3,022,425	13,705	2,691	104	2,607,029	12,051	3,475	—
Colorado	1,225,818	3,660	3,471	2	1,237,629	3,304	3,557	6
Florida	1,708,912	24,595	10,595	134	1,541,425	17,322	11,317	279
New Mexico	217,476	1,827	2,149	32	243,755	1,478	2,146	—
Texas	4,784,292	25,731	18,908	1,418	5,113,914	27,156	20,425	1,487
Other	526,836	22,597	3,434	—	425,679	25,335	3,435	419
	$13,993,285	$113,234	$67,343	$1,961	$13,922,656	$108,357	$69,408	$2,598
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 26 Residential Real Estate - Mortgage

	December 31,
	2015				2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$631,139	$72,791	$20,380	$1,359	$569,353	$68,951	$25,474	$1,550
621-680	1,351,069	21,000	21,018	52	1,280,517	17,347	22,469	214
681 – 720	2,227,263	4,182	12,364	154	2,289,138	12,808	9,747	76
Above 720	8,870,080	1,916	12,350	272	8,823,328	2,205	10,573	341
Unknown	913,734	13,345	1,231	124	960,320	7,046	1,145	417
	$13,993,285	$113,234	$67,343	$1,961	$13,922,656	$108,357	$69,408	$2,598

Equity lines of credit and equity loans totaled $3.0 billion and $2.9 billion at December 31, 2015 and 2014, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 27 Equity Loans and Lines

	December 31,
	2015				2014
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$586,094	$10,445	$9,847	$1,007	$635,845	$9,524	$10,368	$911
Arizona	416,109	8,846	6,267	980	429,133	9,877	6,778	292
California	292,210	1,676	100	24	172,193	905	181	145
Colorado	211,464	4,971	3,045	123	231,088	6,636	3,961	68
Florida	393,931	9,178	7,188	472	415,537	8,178	7,064	470
New Mexico	56,148	2,383	1,052	—	57,917	1,387	1,030	509
Texas	985,899	11,447	8,665	845	951,219	14,298	11,042	1,081
Other	58,764	1,691	944	136	46,820	1,098	773	200
	$3,000,619	$50,637	$37,108	$3,587	$2,939,752	$51,903	$41,197	$3,676

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 28 Equity Loans and Lines

	December 31,
	2015				2014
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$220,476	$23,367	$10,923	$3,125	$248,517	$23,910	$13,684	$2,958
621-680	439,350	15,677	12,812	187	446,053	17,000	15,972	422
681 – 720	565,476	7,456	8,067	160	554,301	8,057	6,632	66
Above 720	1,752,094	3,641	5,143	115	1,668,734	2,151	4,779	191
Unknown	23,223	496	163	—	22,147	785	130	39
	$3,000,619	$50,637	$37,108	$3,587	$2,939,752	$51,903	$41,197	$3,676
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer-direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at December 31, 2015 were $5.1 billion, or 8.3% of the total loan portfolio, excluding covered loans, compared to $4.2 billion, or 7.3% of the total loan portfolio, excluding covered loans at December 31, 2014.

Foreign Exposure
As of December 31, 2015, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $5.0 billion at both December 31, 2015 and December 31, 2014 and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. Refer to Note 23, Segment Information, in the Notes to the Consolidated Financial Statements for a discussion of the reorganization of the Company's reporting structure during 2015. In connection with the reorganization, the Company reallocated goodwill to the new reporting units using a relative fair value approach. At December 31, 2015, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Consumer and Commercial Banking - $4.2 billion, Corporate and Investment Banking - $804 million, and Simple - $60 million.
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
The estimated fair value of the reporting unit is determined using a blend of both income and market approaches. For the income approach, estimated future cash flows and terminal values are discounted. The Company utilizes a CAPM in order to derive the base discount rate. The inputs to the CAPM include the 20-year risk free rate, 2-year beta for a select peer set, and a market risk premium based on published data. Once the output of the CAPM is determined, a size premium is added (also based on a published source) for each reporting unit.
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

The Company tested its three identified reporting units with goodwill for impairment as of October 31, 2015. The results of this test indicated a $17.0 million of goodwill impairment related to the Simple reporting unit. For the Company's two remaining reporting units, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time.
The following table includes the carrying value and fair value of each reporting unit as of October 31, 2015, the date of the most recent annual goodwill impairment test.
Table 29 Fair Value of Reporting Units

	Fair Value	Carrying Value
	(In Thousands)
Reporting Unit:
Consumer and Commercial Banking	$10,660,000	$10,077,000
Corporate and Investment Banking	1,900,000	1,755,000
Simple	138,000	147,000
The fair value of each of the Company's reporting units, excluding the Simple reporting unit, exceeded its carrying value, and, therefore, step two of the goodwill impairment test was not required.
The step one fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the step one valuations are a key valuation assumption. In the Company’s step one test at October 31, 2015, the combined fair value of the reporting units with goodwill exceeded the combined carrying value by approximately $719 million. If the discount rates used in the step one test were increased by 50 basis points, the excess fair value would decrease to a combined deficit to fair value of $190 million. If the discount rates used in the step one test were increased by 100 basis points, the excess fair value would decrease to a combined deficit to fair value of $988 million.
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
Specific factors as of the date of filing of the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; lengthened forecasts of high unemployment levels; future increased minimum regulatory capital requirements above current thresholds; future federal rules and actions of regulators; and/or a continuation in the current low level of interest rates significantly beyond 2015.
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

At December 31, 2015, the Company's and the Bank's credit ratings were as follows:
Table 30 Credit Ratings

As of December 31, 2015
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa3	BBB+
Short-term debt rating	A-2	—	F2
Compass Bank
Long-term debt rating	BBB+	Baa3	BBB+
Long-term bank deposits (1)	N/A	A3	A-
Subordinated debt	BBB	Baa3	BBB-
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (2)	N/A	P-2	F2
Outlook	Stable	Stable	Stable

(1)	S&P does not provide a rating for long-term bank deposits; therefore, the rating is N/A.

(2)	S&P does not provide a short-term deposit rating; therefore, the rating is N/A.
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
Deposits
Total deposits increased by $4.8 billion from $61.2 billion at December 31, 2014 to $66.0 billion at December 31, 2015 due to growth in noninterest bearing demand deposits, savings and money market accounts and time deposits. Promotional efforts and new product rollouts were the primary drivers of this growth. At December 31, 2015 and 2014, total deposits included $7.0 billion and $3.7 billion, respectively, of brokered deposits.
The following table presents the Company’s average deposits segregated by major category:
Table 31 Composition of Average Deposits

	December 31,
	2015		2014		2013
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$19,015,802	29.9%	$16,633,240	28.5%	$14,586,725	27.8%
Interest-bearing demand deposits	7,218,956	11.4	7,280,418	12.5	6,824,450	13.0
Savings and money market	24,155,771	38.0	21,616,078	37.0	19,137,539	36.4
Time deposits	12,989,789	20.4	12,745,974	21.8	11,886,386	22.6
Foreign office deposits-interest-bearing	161,066	0.3	131,925	0.2	118,644	0.2
Total average deposits	$63,541,384	100.0%	$58,407,635	100.0%	$52,553,744	100.0%
For additional information about deposits, see Note 9, Deposits, in the Notes to the Consolidated Financial Statements.
The following table summarizes the remaining maturities of time deposits of $100,000 or more outstanding at December 31, 2015.
Table 32 Maturities of Time Deposits of $100,000 or More

Time Deposits of $100,000 or More
(In Thousands)
Three months or less	$1,092,664
Over three through six months	1,290,588
Over six through twelve months	1,323,535
Over twelve months	3,002,416
$6,709,203
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At December 31, 2015, 2014 and 2013, the federal funds purchased included in short-term borrowings were primarily related to customer activity. The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates for each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 10, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.
Table 33 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Year-End
	(Dollars in Thousands)
December 31, 2015
Federal funds purchased	$975,785	$692,737	0.26%	$673,545	0.37%
Securities sold under agreements to repurchase	232,605	114,940	0.22	76,609	0.44
Other short-term borrowings	4,982,154	4,006,716	1.31	4,032,644	1.34
	$6,190,544	$4,814,393		$4,782,798
December 31, 2014
Federal funds purchased	$960,935	$722,753	0.25%	$693,819	0.27%
Securities sold under agreements to repurchase	435,684	212,686	0.23	435,684	0.73
Other short-term borrowings	2,545,724	385,461	1.38	2,545,724	1.62
	$3,942,343	$1,320,900		$3,675,227
December 31, 2013
Federal funds purchased	$1,022,735	$815,541	0.25%	$704,190	0.26%
Securities sold under agreements to repurchase	456,263	164,218	0.01	148,380	0.01
Other short-term borrowings	28,630	12,739	0.93	5,591	2.48
	$1,507,628	$992,498		$858,161
At December 31, 2015, total short-term borrowings totaled $4.8 billion, an increase of $1.1 billion, compared to the ending balance at December 31, 2014. The increase in total short-term borrowings was driven by a $1.5 billion increase in other short-term borrowings related to U.S. Treasury short positions held by the Parent's broker dealer subsidiary, BSI. The increase in total short-term borrowings at December 31, 2015 was offset by a $359 million decrease in securities sold under agreements to repurchase primarily attributable to the impact of offsetting the assets and liabilities under netting arrangements for the balance sheet presentation of securities purchased under agreements to resell and securities sold under agreements to repurchase. Refer to Note 15, Securities Financing Activities, in the Notes to the Consolidated Financial Statements for additional information.
At December 31, 2015 and 2014, FHLB and other borrowings were $5.4 billion and $4.8 billion, respectively. Under the Global Bank Note program, the Bank issued $400 million aggregate principal amount of unsecured senior notes due 2017 that pay a fixed annual coupon of 1.85% and $600 million aggregate principal amount of unsecured senior notes due 2019 that pay a fixed annual coupon of 2.75% in 2014 and issued $700 million aggregate principal amount of 3.875% unsecured subordinated notes due 2025 in 2015. In addition to this issuance, proceeds received from the FHLB and other borrowings were approximately $4.6 billion and repayments were approximately $4.7 billion for the year ended December 31, 2015.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 11, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholders' equity at December 31, 2015 was $12.6 billion compared to $12.0 billion at December 31, 2014.
During 2015, the Company sold to BBVA $229 million of Floating Non-Cumulative Perpetual Preferred Stock. In addition to the sale of preferred stock, shareholder's equity increased $492 million due to earnings attributable to shareholder during the period offset by the payment of a $95 million common dividend.
Risk Management
In the normal course of business, the Company encounters inherent risk in its business activities. The Company’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks.

Management has grouped the risks facing its operations into the following categories: credit risk, structural interest rate, market and liquidity risk, operational risk, strategic and business risk, and reputational risk. Each of these risks is managed through the Company’s ERM program. The ERM program provides the structure and framework to identify, measure, control and manage risk across the organization. ERM is the cornerstone for defining risk tolerance, identifying key risk indicators, managing capital and integrating the Company’s capital planning process with on-going risk assessments and related stress testing for major risks.
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

•
Cashflow and debt service coverage – cash flow adequacy is a condition of creditworthiness, meaning that loans not clearly supported by a borrower’s cash flow should be justified by secondary repayment sources.

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

Operational Risk
Operational risk refers to the potential loss resulting from inadequate or failed internal processes, people or systems, or from external events. It includes the current and prospective risk to earnings and capital arising from fraud, error, and the inability to deliver products or services, maintain a competitive position or manage information. Included in operational risk are compliance and legal risk. This refers to the possibility of legal or regulatory sanctions and liabilities, financial loss or damage to reputation the Company may suffer as a result of its failure to comply with all applicable laws, regulations, codes of conduct and good practice standards.
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

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2015, is shown in the table below along with comparable prior-year information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2015 and 2014, respectively.
Table 34 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	December 31, 2015	December 31, 2014
Rate Change
+ 200 basis points	10.72%	9.74%
+ 100 basis points	5.35	4.83
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
Table 35 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	December 31, 2015	December 31, 2014
Rate Change
+ 300 basis points	(4.95)%	(3.87)%
+ 200 basis points	(3.08)	(2.26)
+ 100 basis points	(1.38)	(0.65)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2015, the Company had derivative financial instruments outstanding with notional amounts of $31.3 billion, including $23.9 billion related to derivatives to facilitate transactions on behalf of its clients. The estimated net fair value of open contracts was in an asset position of $114 million at December 31, 2015. For additional information about derivatives, refer to Note 14, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.
Liquidity Management
Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company’s ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the customers it serves.
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
The asset portion of the balance sheet provides liquidity primarily through unencumbered securities available for sale, loan principal and interest payments, maturities and prepayments of investment securities held to maturity and, to a lesser extent, sales of investment securities available for sale and trading account assets. Other short-term investments such as federal funds sold, securities purchased under agreements to resell and maturing interest bearing deposits with other banks, are additional sources of liquidity due to their short-term maturities.
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
In 2014, the Bank established a Global Bank Note program under which the Bank may from time to time subject to market conditions, issue senior notes due seven days or more from the date of issue and subordinated notes due five years or more from the date of issue. During 2014, the Bank issued $400 million aggregate principal amount of its 1.85% unsecured notes due 2017 and $600 million aggregate principal amount of its 2.75% unsecured notes due 2019. In 2015, the Bank issued $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at December 31, 2015 or December 31, 2014 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding.
During 2015, the Parent paid common dividends of $95 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions with $250 billion or more in total consolidated assets, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. In January 2016, the minimum phased-in LCR requirement will be 90 percent, followed by 100 percent in January 2017. The Company was fully compliant with the LCR requirements upon implementation without having to make any significant changes to its current balance sheet. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 11, FHLB and Other Borrowings, Note 12, Shareholder's Equity, and Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

The following tables present information about the Company’s contractual obligations.
Table 36 Contractual Obligations (1)

	December 31, 2015
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$5,438,620	$2,412,211	$814,360	$1,169,223	$1,042,826	$—
Short-term borrowings (2)	4,782,798	4,782,798	—	—	—	—
Capital lease obligations	25,379	2,188	4,608	4,780	13,803	—
Operating leases	431,473	63,614	111,398	86,824	169,637	—
Deposits (3)	65,980,530	6,649,191	5,933,971	1,310,123	83,884	52,003,361
Unrecognized income tax benefits	16,552	3,861	10,218	2,367	106	—
Total	$76,675,352	$13,913,863	$6,874,555	$2,573,317	$1,310,256	$52,003,361

(1)	Amounts do not include associated interest payments.

(2)
Includes federal funds purchased and borrowings with an original maturity of less than one year. For more information, see Note 10, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.

(3)	Deposits with indeterminable maturity include noninterest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
Off Balance Sheet Arrangements
The Company's off balance sheet credit risk includes obligations for loans sold with recourse, unfunded commitments, and letters of credit. Additionally, the Company periodically invests in various limited partnerships that sponsor affordable housing projects. See Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for further discussion.
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
Under the U.S. Basel III capital rule, the minimum regulatory capital ratios effective as of January 1, 2015 are as follows:
•4.5% CET1 Risk-Based Capital Ratio
•6.0% Tier 1 Risk-Based Capital Ratio
•8.0% Total Risk-Based Capital Ratio
•4.0% Tier 1 Leverage Ratio
The U.S. Basel III capital rule also requires a capital conservation buffer that is designed to absorb losses during periods of economic stress and that must be maintained on top of these minimum risk-based capital ratios. When U.S. Basel III is fully phased-in on January 1, 2019, the Company and Bank will be required to maintain a capital conservation buffer greater than 2.5% of CET1 to risk-weighted assets, effectively resulting in a requirement to maintain a CET1 Risk-Based Capital Ratio of greater than 7.0%, a Tier 1 Risk-Based Capital Ratio of greater than 8.5%, and a Total

Risk-Based Capital Ratio of greater than 10.5%. Failure of the Company or the Bank to maintain the buffer will result in restrictions on the ability to make dividend payments, repurchase shares, and pay discretionary bonuses.
The Company regularly performs stress testing on its capital levels and is required annually to submit the Company’s capital plan to the banking regulators. In November 2015, the Federal Reserve released a final amendment to the capital plan and stress test rules that, among other things, requires large bank holding companies such as the Company to reflect capital issuances associated with certain planned acquisitions and dividends related to expensed employee compensation in its company-run stress test assumptions. The amendments are effective beginning with the 2016 capital planning and stress testing cycle.
Please refer to Item 1. Business - Supervision and Regulation - Capital Requirements and Item 1A. - Risk Factors for more information regarding regulatory capital requirements. Also, see Note 17, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements for further details.
The following table sets forth the Company's U.S. Basel III regulatory capital ratios at December 31, 2015 subject to transitional provisions and its Basel I regulatory capital ratios at December 31, 2014.
Table 37 Capital Ratios

	December 31,
	2015 (1)	2014 (2)
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,363,961	N/A
Tier 1 Capital	7,631,561	$7,046,902
Total Qualifying Capital	9,417,750	8,254,184
Assets:
Total risk-adjusted assets (regulatory)	$68,846,585	$64,417,765
Ratios:
CET1 Risk-Based Capital Ratio	10.70%	N/A
Tier 1 Risk-Based Capital Ratio	11.08%	10.94%
Total Risk-Based Capital Ratio	13.68%	12.81%
Leverage Ratio	8.95%	9.09%

(1)	Calculated using the Transitional Basel III regulatory capital methodology applicable to the Company during 2015.

(2)	Calculated using the Basel I regulatory capital methodology applicable to the Company during 2014.
N/A = not applicable
At December 31, 2015, the regulatory capital ratios of the Bank also remain well above current regulatory requirements for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2015. Refer to Table 34, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.
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

Quarterly Financial Results
The accompanying table presents condensed information relating to quarterly periods.
Table 38 Quarterly Financial Summary (Unaudited)

	December 31,
	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$616,977	$610,206	$601,716	$609,362	$606,217	$565,971	$576,392	$565,405
Interest expense	112,892	102,339	109,734	100,333	96,764	84,003	77,618	70,106
Net interest income	504,085	507,867	491,982	509,029	509,453	481,968	498,774	495,299
Provision for loan losses	76,307	29,151	46,149	42,031	19,914	3,869	45,252	37,266
Net interest income after provision for loan losses	427,778	478,716	445,833	466,998	489,539	478,099	453,522	458,033
Noninterest income	235,258	233,376	258,569	249,270	236,218	226,431	235,445	219,328
Noninterest expense	557,885	536,250	519,636	522,719	583,481	533,142	545,262	518,867
Income before income tax expense	105,151	175,842	184,766	193,549	142,276	171,388	143,705	158,494
Income tax expense	17,505	50,110	48,116	51,782	39,864	27,770	36,130	43,567
Net income	$87,646	$125,732	$136,650	$141,767	$102,412	$143,618	$107,575	$114,927
Noncontrolling interest	490	491	590	657	204	815	504	453
Net income attributable to shareholder	$87,156	$125,241	$136,060	$141,110	$102,208	$142,803	$107,071	$114,474
Selected Average Balances:
Average Balances:
Loans (1)	$61,480,854	$60,632,304	$59,746,217	$58,813,049	$56,419,150	$55,349,649	$53,924,258	$51,943,121
Total assets	90,341,119	89,761,730	87,865,950	85,087,155	82,702,903	77,909,087	76,004,941	73,359,144
Deposits	65,368,720	64,012,429	62,622,309	62,121,217	61,116,755	59,675,681	57,549,565	55,209,690
FHLB and other borrowings	5,580,514	6,331,187	6,000,934	4,880,657	4,799,343	3,827,684	4,100,456	4,289,004
Shareholder’s equity	12,576,042	12,317,150	12,233,122	12,116,432	12,005,933	11,917,267	11,823,834	11,615,847

(1)	Includes loans held for sale.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BBVA Compass Bancshares, Inc.
Houston, TX
We have audited the accompanying consolidated balance sheets of BBVA Compass Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BBVA Compass Bancshares, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Birmingham, AL
March 2, 2016

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In Thousands)
Assets:
Cash and due from banks	$4,121,944	$2,764,345
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	330,948	624,060
Cash and cash equivalents	4,452,892	3,388,405
Trading account assets	4,138,132	2,834,397
Investment securities available for sale	11,050,520	10,237,275
Investment securities held to maturity (fair value of $1,244,121 and $1,275,963 for 2015 and 2014, respectively)	1,322,676	1,348,354
Loans held for sale, at fair value	70,582	154,816
Loans	61,324,084	57,371,784
Allowance for loan losses	(762,673)	(685,041)
Net loans	60,561,411	56,686,743
Premises and equipment, net	1,320,163	1,351,479
Bank owned life insurance	700,285	694,335
Goodwill	5,043,197	5,046,847
Other intangible assets	31,576	70,784
Other real estate owned	20,862	20,600
Other assets	1,252,784	1,318,392
Total assets	$89,965,080	$83,152,427
Liabilities:
Deposits:
Noninterest bearing	$19,290,266	$17,169,412
Interest bearing	46,690,264	44,020,304
Total deposits	65,980,530	61,189,716
FHLB and other borrowings	5,438,620	4,809,843
Federal funds purchased and securities sold under agreements to repurchase	750,154	1,129,503
Other short-term borrowings	4,032,644	2,545,724
Accrued expenses and other liabilities	1,185,848	1,474,067
Total liabilities	77,387,796	71,148,853
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares for 2015 and none for 2014
Issued — 1,150 shares for 2015 and none for 2014	229,475	—
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares for both 2015 and 2014	2,230	2,230
Surplus	15,188,474	15,285,991
Accumulated deficit	(2,772,614)	(3,262,181)
Accumulated other comprehensive loss	(99,307)	(51,357)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,548,258	11,974,683
Noncontrolling interests	29,026	28,891
Total shareholder’s equity	12,577,284	12,003,574
Total liabilities and shareholder’s equity	$89,965,080	$83,152,427
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Interest income:
Interest and fees on loans	$2,162,145	$2,086,097	$2,111,160
Interest on investment securities available for sale	192,124	191,492	178,301
Interest on investment securities held to maturity	27,449	27,971	30,632
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	5,608	702	192
Interest on trading account assets	50,935	7,723	2,971
Total interest income	2,438,261	2,313,985	2,323,256
Interest expense:
Interest on deposits	274,478	251,914	212,100
Interest on FHLB and other borrowings	89,988	68,957	66,275
Interest on federal funds purchased and securities sold under agreements to repurchase	8,390	2,302	2,082
Interest on other short-term borrowings	52,442	5,318	118
Total interest expense	425,298	328,491	280,575
Net interest income	2,012,963	1,985,494	2,042,681
Provision for loan losses	193,638	106,301	107,546
Net interest income after provision for loan losses	1,819,325	1,879,193	1,935,135
Noninterest income:
Service charges on deposit accounts	216,248	222,685	221,413
Card and merchant processing fees	112,818	107,891	102,189
Investment banking and advisory fees	105,235	87,454	47,604
Retail investment sales	101,614	108,477	97,276
Asset management fees	33,194	42,772	40,939
Corporate and correspondent investment sales	30,000	29,635	35,674
Mortgage banking income	27,258	24,551	35,399
Bank owned life insurance	18,662	18,616	17,747
Investment securities gains, net	81,656	53,042	31,371
Gain (loss) on prepayment of FHLB and other borrowings, net	(8,016)	(315)	21,775
Other	257,804	222,614	203,403
Total noninterest income	976,473	917,422	854,790
Noninterest expense:
Salaries, benefits and commissions	1,071,196	1,072,269	1,005,244
Equipment	230,960	223,963	208,059
Professional services	216,325	207,679	191,402
Net occupancy	160,309	158,379	157,737
FDIC insurance	64,072	64,260	41,421
FDIC indemnification expense	55,129	115,049	267,159
Marketing	41,770	35,991	37,352
Amortization of intangibles	39,208	50,856	60,691
Communications	21,980	24,608	25,965
Goodwill impairment	17,000	12,500	—
Securities impairment:
Other-than-temporary impairment	1,747	415	7,107
Less: non-credit portion recognized in other comprehensive income	87	235	3,243
Total securities impairment	1,660	180	3,864
Other	216,881	215,018	200,281
Total noninterest expense	2,136,490	2,180,752	2,199,175
Net income before income tax expense	659,308	615,863	590,750
Income tax expense	167,513	147,331	170,820
Net income	491,795	468,532	419,930
Less: net income attributable to noncontrolling interests	2,228	1,976	2,094
Net income attributable to shareholder	$489,567	$466,556	$417,836
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Net income	$491,795	$468,532	$419,930
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	(16,635)	61,284	(108,490)
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	52,065	34,352	19,970
Net change in unrealized holding gains (losses) on securities available for sale	(68,700)	26,932	(128,460)
Change in unamortized net holding losses on investment securities held to maturity	7,905	9,027	10,591
Less: non-credit related impairment on investment securities held to maturity	55	151	2,065
Change in unamortized non-credit related impairment on investment securities held to maturity	134	1,871	1,520
Net change in unamortized holding losses on securities held to maturity	7,984	10,747	10,046
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	811	(1,900)	8,098
Change in defined benefit plans	11,955	800	(3,678)
Other comprehensive income (loss), net of tax	(47,950)	36,579	(113,994)
Comprehensive income	443,845	505,111	305,936
Less: comprehensive income attributable to noncontrolling interests	2,228	1,976	2,094
Comprehensive income attributable to shareholder	$441,617	$503,135	$303,842
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2013	$—	$2,173	$15,172,910	$(4,146,573)	$26,058	$29,005	$11,083,573
Net income	—	—	—	417,836	—	2,094	419,930
Other comprehensive loss, net of tax	—	—	—	—	(113,994)	—	(113,994)
Issuance of common stock	—	34	99,966	—	—	—	100,000
Dividends	—	—	—	—	—	(2,092)	(2,092)
Vesting of restricted stock	—	—	(5,741)	—	—	—	(5,741)
Restricted stock retained to cover taxes	—	—	(2,228)	—	—	—	(2,228)
Amortization of stock-based deferred compensation	—	—	8,311	—	—	—	8,311
Balance, December 31, 2013	$—	$2,207	$15,273,218	$(3,728,737)	$(87,936)	$29,007	$11,487,759
Net income	—	—	—	466,556	—	1,976	468,532
Other comprehensive income, net of tax	—	—	—	—	36,579	—	36,579
Issuance of common stock	—	23	116,977	—	—	—	117,000
Dividends	—	—	(102,000)	—	—	(2,092)	(104,092)
Vesting of restricted stock	—	—	(4,702)	—	—	—	(4,702)
Restricted stock retained to cover taxes	—	—	(2,507)	—	—	—	(2,507)
Restricted stock tax benefit	—	—	490	—	—	—	490
Amortization of stock-based deferred compensation	—	—	4,515	—	—	—	4,515
Balance, December 31, 2014	$—	$2,230	$15,285,991	$(3,262,181)	$(51,357)	$28,891	$12,003,574
Net income	—	—	—	489,567	—	2,228	491,795
Other comprehensive loss, net of tax	—	—	—	—	(47,950)	—	(47,950)
Issuance of preferred stock	229,475	—	—	—	—	—	229,475
Dividends	—	—	(95,000)	—	—	(2,093)	(97,093)
Vesting of restricted stock	—	—	(3,720)	—	—	—	(3,720)
Restricted stock retained to cover taxes	—	—	(2,984)	—	—	—	(2,984)
Restricted stock tax benefit	—	—	12	—	—	—	12
Amortization of stock-based deferred compensation	—	—	4,175	—	—	—	4,175
Balance, December 31, 2015	$229,475	$2,230	$15,188,474	$(2,772,614)	$(99,307)	$29,026	$12,577,284
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Operating Activities:
Net income	$491,795	$468,532	$419,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,098	273,600	298,996
Goodwill impairment	17,000	12,500	—
Securities impairment	1,660	180	3,864
Amortization of intangibles	39,208	50,856	60,691
Accretion of discount, loan fees and purchase market adjustments, net	(128,170)	(176,114)	(299,018)
FDIC indemnification expense	55,129	115,049	267,159
Provision for loan losses	193,638	106,301	107,546
Amortization of stock based compensation	4,175	4,515	8,311
Net change in trading account assets	(20,180)	(42,258)	225,850
Net change in trading account liabilities	(8,440)	46,573	(233,745)
Net change in loans held for sale	84,234	13,428	266,356
Deferred tax (benefit) expense	(110,902)	(9,081)	34,130
Investment securities gains, net	(81,656)	(53,042)	(31,371)
(Gain) loss on prepayment of FHLB and other borrowings	8,016	315	(21,775)
Loss on sale of premises and equipment	868	5,906	11,661
(Gain) loss on sale of loans	(22,091)	82	—
Net (gain) loss on sale of other real estate and other assets	508	(1,511)	(8,458)
Loss on disposition	—	981	—
(Increase) decrease in other assets	190,261	(459,288)	18,402
Increase (decrease) in other liabilities	(320,949)	443,712	6,864
Net cash provided by operating activities	669,202	801,236	1,135,393
Investing Activities:
Proceeds from sales of investment securities available for sale	3,369,062	1,114,215	1,126,609
Proceeds from prepayments, maturities and calls of investment securities available for sale	1,564,910	1,382,949	1,968,803
Purchases of investment securities available for sale	(5,856,808)	(4,409,991)	(3,719,792)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	123,188	195,276	212,483
Purchases of investment securities held to maturity	(85,929)	(7,312)	(210,830)
Purchases of trading securities	(4,831,626)	(2,472,209)	—
Proceeds from sales of trading securities	3,548,071	—	—
Net change in loan portfolio	(4,426,260)	(6,799,260)	(5,907,928)
Purchase of premises and equipment	(160,526)	(127,060)	(167,231)
Proceeds from sale of premises and equipment	8,138	19,238	233
Net cash paid in acquisition	(12,567)	(97,566)	—
Proceeds from sales of loans	488,550	107,936	203,958
Payments to FDIC for covered assets	(1,924)	(12,709)	(19,546)
Proceeds from sales of other real estate owned	20,011	25,895	101,677
Net cash used in investing activities	(6,253,710)	(11,080,598)	(6,411,564)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	3,564,104	5,998,569	2,921,046
Net increase (decrease) in time deposits	1,216,583	741,352	(126,256)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(379,349)	276,933	(249,021)
Net increase in other short-term borrowings	1,486,920	2,540,133	1,828
Proceeds from FHLB and other borrowings	5,300,000	2,195,418	425,000
Repayment of FHLB and other borrowings	(4,664,941)	(1,688,797)	(346,347)
Vesting of restricted stock	(3,720)	(4,702)	(5,741)
Restricted stock grants retained to cover taxes	(2,984)	(2,507)	(2,228)
Issuance of preferred stock	229,475	—	—
Issuance of common stock	—	117,000	100,000
Common dividends paid	(95,000)	(102,000)	—
Preferred dividends paid	(2,093)	(2,092)	(2,092)
Net cash provided by financing activities	6,648,995	10,069,307	2,716,189
Net increase (decrease) in cash and cash equivalents	1,064,487	(210,055)	(2,559,982)
Cash and cash equivalents, January 1	3,388,405	3,598,460	6,158,442
Cash and cash equivalents, December 31	$4,452,892	$3,388,405	$3,598,460
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2015, 2014 and 2013. All intercompany accounts and transactions and balances have been eliminated in consolidation.
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

Securities
The Company classifies its investment securities into one of three categories based upon management’s intent and ability to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. The Company classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes are reported as cash flows from operating activities. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The related amortization and accretion is determined by the interest method and is included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment, net of tax, to accumulated other comprehensive income. See Note 21, Fair Value of Financial Instruments, for information on the determination of fair value.
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

The historical loss methodology uses historical annualized average net charge-off percentage to calculate the provision for loan and lease losses. The factor is calculated by taking the average of the net charge-offs over the life cycle available, currently 7 years.
For commercial loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on loan grade, using a standardized loan grading system. The PD factor and LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The PD factor considers current rating unless the account is delinquent over 60 days, in which case a higher PD factor is used. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and long-term average loss experience. The historical time frame currently used for both PDs and LGDs is 7 years.
For consumer loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is also made by applying a PD and a LGD factor. The PD factor considers current credit scores unless the account is delinquent over 60 days, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. The historical time frame currently used for both PDs and LGDs is 7 years.
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
The Company has defined its reporting unit structure to include: Consumer and Commercial Banking, Corporate and Investment Banking, and Simple. The fair value of each reporting unit is estimated using a combination of the present value of future expected cash flows and hypothetical market prices of similar entities and like transactions.
Each of the defined reporting units was tested for impairment as of October 31, 2015. See Note 8, Goodwill and Other Acquired Intangible Assets, for a further discussion.
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
The Company recognizes income tax benefits associated with uncertain tax positions, when, in its judgment, it is more likely than not of being sustained on the basis of the technical merits. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that the Company judges to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority.
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
The noncontrolling interests attributable to the Company's REIT preferred securities and mezzanine investment fund (see Note 11, FHLB and Other Borrowings, for a discussion of the preferred securities) are reported within shareholder’s equity, separately from the equity attributable to the Company’s shareholder. The dividends paid to the REIT preferred shareholders and other mezzanine investment fund investors are reported as reductions in shareholder’s equity in the Consolidated Statements of Shareholder’s Equity, separately from changes in the equity attributable to the Company’s shareholder.
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
Recently Issued Accounting Standards
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB released ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company elected to adopt the amendments in this ASU using the prospective transition method. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company. See Note 4, Loans and Allowance for Loan Losses.
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
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this ASU also require disclosures on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and provide increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this ASU and disclosures for certain transactions accounted for as a sale are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company. See Note 15, Securities Financing Activities.
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
Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

(2) Acquisition Activities
Spring Studio
On April 15, 2015, the Bank acquired all of the voting equity interest of 4D Internet Solutions, Inc. d/b/a Spring Studio, a San Francisco based user experience and design firm. The Bank acquired assets of approximately $14 million, assumed liabilities of approximately $1 million, and recorded goodwill of approximately $13 million. The revenues and earnings of Spring Studio were not material for the year ended December 31, 2015. Net cash paid for this acquisition was $13 million.
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

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,232,238	$4,076	$24,822	$3,211,492
Mortgage-backed securities	4,624,441	16,548	50,727	4,590,262
Collateralized mortgage obligations	2,713,075	8,200	16,019	2,705,256
States and political subdivisions	15,492	395	—	15,887
Other	23,914	175	44	24,045
Equity securities	503,540	38	—	503,578
Total	$11,112,700	$29,432	$91,612	$11,050,520
Investment securities held to maturity:
Collateralized mortgage obligations	$103,947	$6,022	$4,634	$105,335
Asset-backed securities	24,011	3,002	1,574	25,439
States and political subdivisions	1,128,240	729	82,632	1,046,337
Other	66,478	2,644	2,112	67,010
Total	$1,322,676	$12,397	$90,952	$1,244,121

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,312,572	$10,360	$9,390	$2,313,542
Mortgage-backed securities	4,399,706	64,371	40,242	4,423,835
Collateralized mortgage obligations	2,475,115	19,385	5,921	2,488,579
States and political subdivisions	460,569	8,008	1,262	467,315
Other	44,225	238	22	44,441
Equity securities	499,522	41	—	499,563
Total	$10,191,709	$102,403	$56,837	$10,237,275
Investment securities held to maturity:
Collateralized mortgage obligations	$124,051	$5,878	$5,452	$124,477
Asset-backed securities	39,187	3,568	2,011	40,744
States and political subdivisions	1,112,415	2,143	79,246	1,035,312
Other	72,701	4,920	2,191	75,430
Total	$1,348,354	$16,509	$88,900	$1,275,963
In the above table, equity securities include $503 million and $500 million at December 31, 2015 and 2014, respectively, of FHLB and Federal Reserve stock carried at par.
At December 31, 2015, approximately $1.7 billion of investment securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB advances and for other purposes as required or permitted by law.
The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
At December 31, 2015, approximately 99.7% of the debt securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies. The remainder of the investment securities classified within available for sale are either Federal Reserve stock, FHLB stock or money market funds.

The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at December 31, 2015 and 2014. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,081,528	$16,523	$460,160	$8,299	$2,541,688	$24,822
Mortgage-backed securities	2,623,761	20,380	1,408,069	30,347	4,031,830	50,727
Collateralized mortgage obligations	1,321,121	10,378	393,210	5,641	1,714,331	16,019
Other	—	—	1,078	44	1,078	44
Total	$6,026,410	$47,281	$2,262,517	$44,331	$8,288,927	$91,612

Investment securities held to maturity:
Collateralized mortgage obligations	$11,066	$326	$52,601	$4,308	$63,667	$4,634
Asset-backed securities	—	—	15,790	1,574	15,790	1,574
States and political subdivisions	73,302	6,533	794,489	76,099	867,791	82,632
Other	—	—	4,015	2,112	4,015	2,112
Total	$84,368	$6,859	$866,895	$84,093	$951,263	$90,952

	December 31, 2014
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$620,794	$8,220	$37,220	$1,170	$658,014	$9,390
Mortgage-backed securities	308,734	862	1,915,494	39,380	2,224,228	40,242
Collateralized mortgage obligations	714,173	3,829	146,806	2,092	860,979	5,921
States and political subdivisions	—	—	135,825	1,262	135,825	1,262
Other	—	—	1,099	22	1,099	22
Total	$1,643,701	$12,911	$2,236,444	$43,926	$3,880,145	$56,837

Investment securities held to maturity:
Collateralized mortgage obligations	$34,400	$1,099	$27,389	$4,353	$61,789	$5,452
Asset-backed securities	—	—	23,374	2,011	23,374	2,011
States and political subdivisions	21,688	768	817,570	78,478	839,258	79,246
Other	4,061	2,191	—	—	4,061	2,191
Total	$60,149	$4,058	$868,333	$84,842	$928,482	$88,900

As indicated in the previous table, at December 31, 2015, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either December 31, 2015 or 2014, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Balance, January 1	$21,123	$20,943	$17,318
Reductions for securities paid off during the period (realized)	(331)	—	(239)
Additions for the credit component on debt securities in which OTTI was not previously recognized	1,013	—	270
Additions for the credit component on debt securities in which OTTI was previously recognized	647	180	3,594
Balance, December 31	$22,452	$21,123	$20,943
During the years ended December 31, 2015, 2014 and 2013, OTTI recognized on held to maturity securities totaled $1.7 million, $180 thousand and $3.9 million, respectively. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations, asset-backed securities and debt securities of states and political subdivisions.
The maturities of the securities portfolios are presented in the following table.

	Amortized Cost	Fair Value
December 31, 2015	(In Thousands)
Investment securities available for sale:
Maturing within one year	$136,615	$136,532
Maturing after one but within five years	1,333,506	1,323,471
Maturing after five but within ten years	638,237	637,785
Maturing after ten years	1,163,286	1,153,636
	3,271,644	3,251,424
Mortgage-backed securities and collateralized mortgage obligations	7,337,516	7,295,518
Equity securities	503,540	503,578
Total	$11,112,700	$11,050,520

Investment securities held to maturity:
Maturing within one year	$—	$—
Maturing after one but within five years	348,793	335,406
Maturing after five but within ten years	245,003	220,384
Maturing after ten years	624,933	582,996
	1,218,729	1,138,786
Collateralized mortgage obligations	103,947	105,335
Total	$1,322,676	$1,244,121

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Gross gains	$83,488	$53,042	$34,264
Gross losses	1,832	—	2,893
Net realized gains	$81,656	$53,042	$31,371
During 2008, the Company transferred securities with a carrying value and market value of $1.1 billion and $859 million, respectively, from investment securities available for sale to investment securities held to maturity. At December 31, 2015 and 2014 there were $17 million and $24 million, respectively, of unrealized losses, net of tax related to these securities in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.
The Company had investments classified as investment securities available for sale within the mortgage-backed securities and collateralized mortgage obligations caption which were issued by FNMA, FHLMC, and GNMA that approximated 58% of total shareholder’s equity as of December 31, 2015. At December 31, 2015, these investments had market values of $1.0 billion, $1.3 billion and $5.0 billion, respectively, and total amortized cost of $1.0 billion, $1.3 billion and $5.0 billion, respectively.
(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	December 31,
	2015	2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,022,374	$23,828,537
Real estate – construction	2,354,253	2,154,652
Commercial real estate – mortgage	10,453,280	9,877,206
Total commercial loans	38,829,907	35,860,395
Consumer loans:
Residential real estate – mortgage	13,993,285	13,922,656
Equity lines of credit	2,419,815	2,304,784
Equity loans	580,804	634,968
Credit card	627,359	630,456
Consumer direct	936,871	652,927
Consumer indirect	3,495,082	2,870,408
Total consumer loans	22,053,216	21,016,199
Covered loans	440,961	495,190
Total loans	$61,324,084	$57,371,784
Unearned income totaled $269.8 million and $248.1 million at December 31, 2015 and 2014, respectively. Unamortized deferred costs totaled $315.4 million and $244.1 million at December 31, 2015 and 2014, respectively. Unamortized purchase discounts totaled $39.5 million and $110.6 million at December 31, 2015 and 2014, respectively.
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
At December 31, 2015, the Company considered its energy lending portfolio as a concentration due to the impact on this portfolio of declining oil prices that began in late 2014 and has continued into 2015. The Company's energy lending portfolio was approximately $3.8 billion and $3.6 billion at December 31, 2015 and 2014, respectively, and is reported in total commercial, financial and agricultural in the table above. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum productions, oil field services, and refining and support. The decline in oil prices has negatively impacted the financial results of many borrowers in the energy lending portfolio, leading to internal risk rating downgrades during 2015. If the current level of oil prices stagnates or continues to decline, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.
At December 31, 2015, approximately $14.2 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.
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

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	116,272	(17,975)	(9,711)	104,195	857	193,638
Loans charged off	(25,831)	(3,882)	(26,630)	(115,113)	(2,228)	(173,684)
Loan recoveries	12,190	5,692	13,818	25,975	3	57,678
Net (charge-offs) recoveries	(13,641)	1,810	(12,812)	(89,138)	(2,225)	(116,006)
Ending balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Year Ended December 31, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Transfer - expiration of commercial LSA	1,406	6	—	323	(1,735)	—
Provision (credit) for loan losses	17,580	(13,582)	34,962	68,519	(1,178)	106,301
Loans charged off	(31,627)	(14,970)	(48,749)	(88,452)	(2,466)	(186,264)
Loan recoveries	19,796	7,819	12,839	18,598	5,233	64,285
Net (charge-offs) recoveries	(11,831)	(7,151)	(35,910)	(69,854)	2,767	(121,979)
Ending balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Year Ended December 31, 2013
Allowance for loan losses:
Beginning balance	$283,058	$254,324	$172,265	$75,403	$17,803	$802,853
Provision (credit) for loan losses	36,970	(70,724)	88,685	69,244	(16,629)	107,546
Loans charged off	(47,751)	(43,415)	(118,422)	(72,576)	(6,708)	(288,872)
Loan recoveries	20,050	18,775	13,047	18,832	8,488	79,192
Net (charge-offs) recoveries	(27,701)	(24,640)	(105,375)	(53,744)	1,780	(209,680)
Ending balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
December 31, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$27,486	$3,725	$38,126	$1,880	$—	$71,217
Collectively evaluated for impairment	374,458	118,343	93,978	103,068	—	689,847
Purchased impaired	—	—	—	—	1,340	1,340
Purchased nonimpaired	169	—	—	—	100	269
Total allowance for loan losses	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Loans:
Ending balance of loans:
Individually evaluated for impairment	$163,201	$80,123	$183,473	$2,789	$—	$429,586
Collectively evaluated for impairment	25,828,286	12,685,320	16,809,525	5,051,488	—	60,374,619
Purchased impaired	—	—	—	—	323,092	323,092
Purchased nonimpaired	30,887	42,090	906	5,035	117,869	196,787
Total loans	$26,022,374	$12,807,533	$16,993,904	$5,059,312	$440,961	$61,324,084

December 31, 2014
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$11,158	$8,466	$42,277	$1,532	$—	$63,433
Collectively evaluated for impairment	287,105	129,767	112,350	88,037	—	617,259
Purchased impaired	—	—	—	—	2,066	2,066
Purchased nonimpaired	1,219	—	—	322	742	2,283
Total allowance for loan losses	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Loans:
Ending balance of loans:
Individually evaluated for impairment	$48,173	$105,608	$195,462	$1,827	$—	$351,070
Collectively evaluated for impairment	23,745,149	11,896,943	16,665,930	4,145,880	—	56,453,902
Purchased impaired	—	—	—	—	361,572	361,572
Purchased nonimpaired	35,215	29,307	1,016	6,084	133,618	205,240
Total loans	$23,828,537	$12,031,858	$16,862,408	$4,153,791	$495,190	$57,371,784

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	December 31, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$45,583	$53,325	$—	$117,618	$122,148	$27,486
Real estate – construction	3,403	3,986	—	628	689	515
Commercial real estate – mortgage	24,851	27,486	—	51,241	54,863	3,210
Residential real estate – mortgage	6,521	6,521	—	102,375	102,375	7,370
Equity lines of credit	—	—	—	28,164	30,302	23,183
Equity loans	—	—	—	46,413	47,245	7,573
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	935	935	26
Consumer indirect	—	—	—	1,854	1,854	1,854
Total loans	$80,358	$91,318	$—	$349,228	$360,411	$71,217

	December 31, 2014
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$48,173	$61,552	$11,158
Real estate – construction	3,492	4,006	—	2,686	2,731	872
Commercial real estate – mortgage	22,822	23,781	—	76,608	82,005	7,594
Residential real estate – mortgage	8,795	8,795	—	107,223	107,306	9,236
Equity lines of credit	—	—	—	25,743	26,124	23,394
Equity loans	—	—	—	53,701	54,038	9,647
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	337	337	42
Consumer indirect	—	—	—	1,490	1,490	1,490
Total loans	$35,109	$36,582	$—	$315,961	$335,583	$63,433

The following table presents information on individually evaluated impaired loans, by loan class.

	Years Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$113,844	$1,118	$84,578	$1,146	$133,838	$1,287
Real estate – construction	5,391	100	8,639	222	51,157	724
Commercial real estate – mortgage	84,565	2,200	116,815	3,208	207,104	4,663
Residential real estate – mortgage	110,251	2,786	114,842	2,886	140,583	3,464
Equity lines of credit	27,108	1,124	24,306	1,049	13,785	586
Equity loans	49,336	1,638	54,708	1,710	44,143	1,514
Credit card	—	—	—	—	—	—
Consumer direct	657	17	154	5	176	32
Consumer indirect	1,694	7	1,323	4	976	13
Total loans	$392,846	$8,990	$405,365	$10,230	$591,762	$12,283
The tables above do not include Purchased Impaired Loans, Purchased Nonimpaired Loans or loans held for sale.
The Company monitors the credit quality of its commercial portfolio using an internal dual risk rating, which considers both the obligor and the facility. The obligor risk ratings are defined by ranges of default probabilities of the borrowers, through internally assigned letter grades AAA through D2, and the facility risk ratings are defined by ranges of the loss given default. The combination of those two approaches results in the assessment of the likelihood of loss and it is mapped to the regulatory classifications. The Company assigns internal risk ratings at loan origination and at regular intervals subsequent to origination. Loan review intervals are dependent on the size and risk grade of the loan, and are generally conducted at least annually. Additional reviews are conducted when information affecting the loan’s risk grade becomes available. The general characteristics of the risk grades are as follows:

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

•
Internally assigned letter grades “CCC-” through “D1” correspond to the regulatory classification “Substandard.” A loan classified as substandard is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

	Commercial
	December 31, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,823,312	$2,340,145	$10,165,630
Special Mention	469,400	5,148	142,124
Substandard	688,427	8,941	133,091
Doubtful	41,235	19	12,435
	$26,022,374	$2,354,253	$10,453,280

	December 31, 2014
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,380,541	$2,098,994	$9,514,917
Special Mention	280,934	42,176	210,337
Substandard	128,251	13,458	129,435
Doubtful	38,811	24	22,517
	$23,828,537	$2,154,652	$9,877,206

	Consumer
	December 31, 2015
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,877,592	$2,381,909	$564,110	$617,641	$932,773	$3,484,426
Nonperforming	115,693	37,906	16,694	9,718	4,098	10,656
	$13,993,285	$2,419,815	$580,804	$627,359	$936,871	$3,495,082

	December 31, 2014
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,810,857	$2,269,231	$614,064	$621,015	$649,832	$2,865,013
Nonperforming	111,799	35,553	20,904	9,441	3,095	5,395
	$13,922,656	$2,304,784	$634,968	$630,456	$652,927	$2,870,408

The following tables present an aging analysis of the Company’s past due loans excluding loans classified as held for sale.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$8,197	$4,215	$3,567	$161,591	$9,402	$186,972	$25,835,402	$26,022,374
Real estate – construction	2,864	91	421	5,908	2,247	11,531	2,342,722	2,354,253
Commercial real estate – mortgage	3,843	1,461	2,237	69,953	33,904	111,398	10,341,882	10,453,280
Residential real estate – mortgage	47,323	19,540	1,961	113,234	67,343	249,401	13,743,884	13,993,285
Equity lines of credit	8,263	4,371	2,883	35,023	—	50,540	2,369,275	2,419,815
Equity loans	6,356	2,194	704	15,614	37,108	61,976	518,828	580,804
Credit card	5,563	4,622	9,718	—	—	19,903	607,456	627,359
Consumer direct	7,648	3,801	3,537	561	908	16,455	920,416	936,871
Consumer indirect	73,438	17,167	5,629	5,027	—	101,261	3,393,821	3,495,082
Covered loans	4,862	3,454	37,972	134	—	46,422	394,539	440,961
Total loans	$168,357	$60,916	$68,629	$407,045	$150,912	$855,859	$60,468,225	$61,324,084

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$10,829	$5,765	$1,610	$61,157	$10,127	$89,488	$23,739,049	$23,828,537
Real estate – construction	1,954	994	477	7,964	2,112	13,501	2,141,151	2,154,652
Commercial real estate – mortgage	9,813	4,808	628	89,736	39,841	144,826	9,732,380	9,877,206
Residential real estate – mortgage	45,279	16,510	2,598	108,357	69,408	242,152	13,680,504	13,922,656
Equity lines of credit	9,929	4,395	2,679	32,874	—	49,877	2,254,907	2,304,784
Equity loans	6,357	3,268	997	19,029	41,197	70,848	564,120	634,968
Credit card	5,692	3,921	9,441	—	—	19,054	611,402	630,456
Consumer direct	9,542	1,826	2,296	799	298	14,761	638,166	652,927
Consumer indirect	35,366	7,935	2,771	2,624	—	48,696	2,821,712	2,870,408
Covered loans	6,678	4,618	47,957	114	—	59,367	435,823	495,190
Total loans	$141,439	$54,040	$71,454	$322,654	$162,983	$752,570	$56,619,214	$57,371,784
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

The following table provides a breakout of TDRs, including nonaccrual loans, and covered loans and excluding loans classified as held for sale.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$131	$131	$9,402	$9,533
Real estate – construction	—	—	—	495	495	2,247	2,742
Commercial real estate – mortgage	—	—	—	7,205	7,205	33,904	41,109
Residential real estate – mortgage	2,188	1,935	498	30,174	34,795	62,722	97,517
Equity lines of credit	—	—	—	27,176	27,176	—	27,176
Equity loans	1,737	782	376	9,844	12,739	34,213	46,952
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	27	27	908	935
Consumer indirect	—	—	—	1,853	1,853	—	1,853
Covered loans	—	—	—	8	8	—	8
Total loans	$3,925	$2,717	$874	$76,913	$84,429	$143,396	$227,825

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$11	$—	$—	$2,052	$2,063	$10,116	$12,179
Real estate – construction	—	—	—	200	200	2,112	2,312
Commercial real estate – mortgage	371	536	—	7,068	7,975	38,934	46,909
Residential real estate – mortgage	2,440	2,688	844	32,518	38,490	63,436	101,926
Equity lines of credit	—	—	—	24,519	24,519	—	24,519
Equity loans	2,182	1,124	878	12,504	16,688	37,013	53,701
Credit card	—	—	—	—	—	—	—
Consumer direct	105	—	—	40	145	193	338
Consumer indirect	—	—	—	1,490	1,490	—	1,490
Covered loans	—	—	—	17	17	—	17
Total loans	$5,109	$4,348	$1,722	$80,408	$91,587	$151,804	$243,391
There were no loans held for sale classified as TDRs at December 31, 2015 and 2014.
Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2015, $4.4 million of TDR modifications included an interest rate concession and $21.8 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2014, $10.9 million of TDR modifications included an interest rate concession and $36.5 million of TDR modifications resulted from modifications to the loan’s structure.

The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	December 31, 2015		December 31, 2014		December 31, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	6	$384	4	$14,281	9	$6,464
Real estate – construction	—	—	3	476	3	2,409
Commercial real estate – mortgage	7	4,478	10	6,619	19	5,215
Residential real estate – mortgage	46	9,709	89	11,462	216	29,637
Equity lines of credit	115	6,482	161	7,821	512	25,281
Equity loans	35	2,586	64	4,867	438	21,387
Credit card	—	—	—	—	—	—
Consumer direct	23	1,210	4	265	19	157
Consumer indirect	74	1,298	102	1,572	429	2,481
Covered loans	3	29	3	15	6	259
For the years ended December 31, 2015 and 2014, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Years Ended December 31,
	2015		2014		2013
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—	1	$9,531
Real estate – construction	1	377	—	—	—	—
Commercial real estate – mortgage	1	178	1	2,198	2	529
Residential real estate – mortgage	7	987	7	1,157	14	2,500
Equity lines of credit	1	—	3	275	5	309
Equity loans	3	216	8	893	7	447
Credit card	—	—	—	—	—	—
Consumer direct	1	100	—	—	—	—
Consumer indirect	1	18	—	—	—	—
Covered loans	2	24	1	4	1	35
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
At December 31, 2015 and 2014, there were $5.7 million and $1.1 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned totaled $21 million at both December 31, 2015 and 2014, respectively. Other real estate owned included $17 million and $11 million of foreclosed residential real estate properties at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, there were $30 million and $26 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(5) Loan Sales and Servicing
Loans held for sale were $71 million and $155 million at December 31, 2015 and 2014, respectively. Loans held for sale at December 31, 2015 and 2014 were comprised entirely of residential real estate - mortgage loans.
There were $907 million of loans transferred from the held for investment portfolio to the loans held for sale portfolio during the year ended December 31, 2015. Loans transferred to the held for sale portfolio during the year ended December 31, 2015 were comprised of $396 million of residential real estate - mortgage loans and $511 million of consumer indirect loans. There were no charge-offs or other losses recognized upon transfer of these loans. During the years ended December 31, 2014 and 2013, the Company transferred loans with a recorded balance immediately preceding the transfer totaling $21 million and $124 million, respectively, from the held for investment portfolio to loans held for sale. The Company recognized charge-offs upon transfer of these loans totaling $6.5 million and $32.5 million during the years ended December 31, 2014 and 2013, respectively.
As noted above, the Company transferred $511 million of consumer indirect loans to loans held for sale during the third quarter of 2015 in anticipation of completing a securitization. Subsequent to this transfer to held for sale and due to market conditions, the Company chose not to securitize the consumer indirect loans and, accordingly, transferred these loans back to the held for investment portfolio during the fourth quarter of 2015, as management determined that it had the ability and intent to hold these loans for the foreseeable future.
The Company sold loans and loans held for sale with a recorded balance of $466 million, $108 million and $204 million, excluding loans originated for sale in the secondary market, during the years ended December 31, 2015, 2014 and 2013, respectively.
Sales of residential real estate – mortgage loans originated for sale in the secondary market, including loans originated for sale where the Company retained servicing responsibilities, were $1.5 billion, $1.1 billion and $1.6 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recognized net gains of $41.9 million, $34.7 million and $21.5 million on the sale of residential real estate - mortgage loans originated for sale during 2015, 2014, and 2013, respectively. These gains were recorded in mortgage banking income in the Company’s Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
During 2015, 2014, and 2013, the Company sold $1.5 billion, $1.1 billion and $1.5 billion, respectively, of residential real estate - mortgage loans originated for sale where the Company retained servicing responsibilities. For these sold loans, there is no recourse to the Company for the failures of debtors to pay when due. At December 31, 2015, 2014, and 2013, the Company was servicing $4.4 billion, $3.3 billion, and $2.7 billion, respectively, of residential real estate - mortgage loans sold with retained servicing. These loans are not included in loans on the Company’s Consolidated Balance Sheets.
In connection with residential real estate - mortgage loans sold with retained servicing, the Company receives servicing fees based on a percentage of the outstanding balance. The Company recognized servicing fees of $22.1 million, $16.0 million and $10.5 million during 2015, 2014 and 2013, respectively, as a component of other noninterest income in the Company’s Consolidated Statements of Income. At December 31, 2015, 2014, and 2013, the Company had recorded $45 million, $35 million, and $30 million of MSRs, respectively, under the fair value method in other assets on the Company’s Consolidated Balance Sheets.
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

The following table is an analysis of the activity in the Company’s MSRs.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Carrying value, at beginning of year	$35,488	$30,065	$13,255
Additions	15,922	11,494	16,746
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(2,193)	(3,851)	1,634
Due to other changes in fair value (1)	(4,676)	(2,220)	(1,570)
Carrying value, at end of year	$44,541	$35,488	$30,065

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 21, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At December 31, 2015 and 2014, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	December 31,
	2015	2014
	(Dollars in Thousands)
Fair value of MSRs	$44,541	$35,488
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.8%	96.1%
Adjustable rate mortgage loans	3.2	3.9
Total	100.0%	100.0%
Weighted average life (in years)	5.4	6.2
Prepayment speed:	12.4%	10.6%
Effect on fair value of a 10% increase	(1,547)	(1,220)
Effect on fair value of a 20% increase	(2,987)	(2,375)
Weighted average option adjusted spread/discount rate (1):	9.0%	10.1%
Effect on fair value of a 10% increase	(1,504)	(1,291)
Effect on fair value of a 20% increase	(2,911)	(2,492)

(1)
During the year ended 2015, the Company utilized a new third-party service provider for the valuation of servicing rights. The new service provider utilizes an option-adjusted spread valuation approach instead of a static discount rate approach to discount cash flows. This change did not have a material impact on the value of the MSRs.

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be and should not be considered to be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another, which may magnify or counteract the effect of the change.

(6) Premises and Equipment
A summary of the Company’s premises and equipment is presented below.

	December 31,
	2015	2014
	(In Thousands)
Land	$320,042	$325,997
Buildings	586,489	570,210
Furniture, fixtures and equipment	421,003	400,080
Software	732,268	655,525
Leasehold improvements	158,519	161,968
Construction / projects in progress	101,808	96,086
	2,320,129	2,209,866
Less: Accumulated depreciation and amortization	999,966	858,387
Total premises and equipment	$1,320,163	$1,351,479
The Company recognized $180.9 million, $177.8 million and $169.5 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2015, 2014 and 2013, respectively.
(7) Bank Owned Life Insurance
The Company maintains life insurance policies on certain of its executives and employees. At December 31, 2015 and 2014, the cash surrender values on the underlying life insurance policies totaled $700 million and $694 million, respectively, which are recorded as bank owned life insurance on the Company’s Consolidated Balance Sheets. These cash surrender values are classified separately from related split dollar life insurance arrangements of $7 million at both December 31, 2015 and 2014, respectively, which are recorded on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Changes to the underlying cash surrender value are recorded in noninterest income in the Company’s Consolidated Statements of Income and for the years ended December 31, 2015, 2014 and 2013 totaled $18.7 million, $18.6 million and $17.7 million, respectively.
(8) Goodwill and Other Acquired Intangible Assets
A summary of the activity related to the Company’s goodwill follows.

	Years Ended December 31,
	2015	2014
	(In Thousands)
Balance, January 1:
Goodwill	$9,822,050	$9,734,348
Accumulated impairment losses	(4,775,203)	(4,762,703)
Goodwill, net at January 1	5,046,847	4,971,645
Annual activity:
Goodwill acquired during the year	13,350	89,401
Disposition adjustments	—	(1,699)
Impairment losses	(17,000)	(12,500)
Balance, December 31:
Goodwill	9,835,400	9,822,050
Accumulated impairment losses	(4,792,203)	(4,775,203)
Goodwill, net at December 31	$5,043,197	$5,046,847
During the Company's 2015 and 2014 annual goodwill impairment test, $17.0 million and $12.5 million, respectively, of goodwill attributable to the Simple reporting unit was determined to be impaired.

Refer to Note 23, Segment Information, for a discussion of the reorganization of the Company's reporting structure during 2015 and, accordingly, its segment reporting structure and goodwill reporting units. Goodwill is allocated to each of the Company's segments (each a reporting unit: Consumer and Commercial Banking, Corporate and Investment Banking, and Simple). In connection with the reorganization, the Company reallocated goodwill to the new reporting units using a relative fair value approach.
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
The Company tests its identified reporting units with goodwill for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. The most recent goodwill impairment test occurred as of October 31, 2015. The results of this test indicated $17.0 million of goodwill impairment related to the Simple reporting unit. For the Company's two remaining reporting units with goodwill, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time.
At December 31, 2015, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Consumer and Commercial Banking - $4.2 billion, Corporate and Investment Banking - $804 million, and Simple - $60 million.
Through December 31, 2015, the Company had recognized accumulated goodwill impairment losses of $3.8 billion, $249 million, and $30 million within the Consumer and Commercial Banking, Corporate and Investment Banking, and Simple reporting units, respectively. In addition, the Company has previously recognized $694 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
Both the step one fair values of the reporting units and the step two allocations of the fair values of the reporting units’ assets and liabilities are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the step one valuation are a key valuation assumption. In the Company’s step one test at October 31, 2015, the combined fair value of the reporting units with goodwill exceeded the combined carrying value by approximately $719 million. If the discount rates used in the step one test were increased by 50 basis points and 100 basis points, the $719 million excess in fair value would decrease to a deficit to fair value of $190 million and $988 million, respectively.
A further protracted stagnation of the U.S. and global economies during 2016, especially in the banking sector, could further negatively impact the value of goodwill, resulting in additional goodwill impairment charges.
In addition to goodwill, the Company also has finite-lived intangible assets in the form of core deposit intangibles and other identifiable intangibles. These core deposit intangibles and other identifiable intangibles are amortized over their estimated useful lives, which, at December 31, 2015, approximated 2.7 years for core deposit intangibles and 2.1 years for other identifiable intangible assets. The Company reviews intangible assets for possible impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

Intangible assets are detailed in the following table.

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In Thousands)
Other intangible assets:
Core deposit intangibles	$772,024	$748,783	$23,241	$772,024	$713,233	$58,791
Other identifiable intangibles	39,800	31,465	8,335	42,300	30,307	11,993
Total other intangible assets	$811,824	$780,248	$31,576	$814,324	$743,540	$70,784
The Company recognized $39.2 million, $50.9 million and $60.7 million of intangible amortization expense during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, estimated future amortization expense was as follows:

Year Ended December 31
(In Thousands)
2016	$16,400
2017	10,100
2018	5,100
2019	—
2020	—
(9) Deposits
Time deposits of less than $100,000 totaled $7.3 billion at December 31, 2015, while time deposits of $100,000 or more totaled $6.7 billion. At December 31, 2015, the scheduled maturities of time deposits were as follows.

(In Thousands)
2016	$6,649,191
2017	4,060,112
2018	1,873,860
2019	894,256
2020	415,867
Thereafter	83,884
Total	$13,977,170
At December 31, 2015 and 2014, demand deposit overdrafts reclassified to loans totaled $12 million and $16 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2015, the Company also had $6.8 billion of standby letters of credit issued by the FHLB to secure public deposits.

(10) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2015
Federal funds purchased	$673,545	0.37%	$692,737	$975,785
Securities sold under agreements to repurchase	76,609	0.44	114,940	232,605
Total	750,154		807,677	1,208,390
Other short-term borrowings	4,032,644	1.34	4,006,716	4,982,154
Total short-term borrowings	$4,782,798		$4,814,393	$6,190,544
As of and for the year ended
December 31, 2014
Federal funds purchased	$693,819	0.27%	$722,753	$960,935
Securities sold under agreements to repurchase	435,684	0.73	212,686	435,684
Total	1,129,503		935,439	1,396,619
Other short-term borrowings	2,545,724	1.62	385,461	2,545,724
Total short-term borrowings	$3,675,227		$1,320,900	$3,942,343

(11) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings including maturities and interest rates as of December 31, 2015.

		December 31,
	Maturity Dates	2015	2014
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 0.62%)	2016-2021	$525,000	$525,000
Fixed rate (weighted average rate of 1.08%)	2015-2035	2,418,071	2,463,543
Unamortized discount		(27)	(102)
Total FHLB advances		2,943,044	2,988,441
Senior notes and subordinated debentures:
1.85% senior notes	2017	400,000	400,000
2.75% senior notes	2019	600,000	600,000
6.40% subordinated debentures	2017	350,000	350,000
5.50% subordinated debentures	2020	227,764	227,764
3.88% subordinated debentures	2025	700,000	—
5.90% subordinated debentures	2026	71,086	71,086
Fair value of hedged subordinated debentures		65,384	83,953
Net unamortized discount		(22,359)	(15,135)
Total senior notes and subordinated debentures		2,391,875	1,717,668
Capital securities:
LIBOR plus 3.05% floating rate debentures payable to State National Capital Trust I	2033	15,470	15,470
LIBOR plus 2.85% floating rate debentures payable to Texas Regional Statutory Trust I	2034	51,547	51,547
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I	2034	25,774	25,774
LIBOR plus 2.79% floating rate debentures payable to State National Statutory Trust II	2034	10,310	10,310
Unamortized premium		600	633
Total capital securities		103,701	103,734
Total FHLB and other borrowings		$5,438,620	$4,809,843
During 2015, the Bank issued $700 million aggregate principal amount of its 3.875% unsecured subordinated notes due 2025 that pay a fixed annual coupon of 3.875%.
During 2014, the Bank issued $400 million aggregate principal amount of unsecured senior notes due 2017 that pay a fixed annual coupon of 1.85% and $600 million aggregate principal amount of unsecured senior notes due 2019 that pay a fixed annual coupon of 2.75%.

The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged senior notes and subordinated debentures and unamortized discounts and premiums, as of December 31, 2015.

	FHLB Advances	Senior Notes and Subordinated Debentures	Capital Securities
	(In Thousands)
Maturing:
2016	$2,412,211	$—	$—
2017	57	814,291	—
2018	12	—	—
2019	350,000	597,436	—
2020	—	221,787	—
Thereafter	180,764	758,361	103,701
Total	$2,943,044	$2,391,875	$103,701
Capital Securities
At December 31, 2015, the Company had four subsidiary business trusts (TexasBanc Capital Trust I, State National Capital Trust I, State National Statutory Trust II and Texas Regional Statutory Trust I) which had issued Trust Preferred Securities. As guarantor, the Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, the redemption price when the Trust Preferred Securities are called for redemption, and amounts due if a trust is liquidated or terminated.
The Company owns all of the outstanding common stock of each of the four trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent. These Capital Securities are the trusts’ only assets, and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In accordance with ASC Topic 810, the subsidiary business trusts are not consolidated by the Company. The Capital Securities are included in FHLB and other borrowings on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014.
The Trust Preferred Securities must be redeemed when the related Capital Securities mature, or earlier, if provided in the governing indenture. Each issue of Trust Preferred Securities carries an interest rate identical to that of the related Capital Securities.
All of the subsidiary business trusts have the right to redeem their Trust Preferred Securities currently.
(12) Shareholder's Equity
Series A Preferred Stock
In December 2015, the Company completed the sale of 1,150 shares of its Floating Non-Cumulative Perpetual Preferred Stock, Series A at a per share prices of $200,000. The Series A Preferred Stock was purchased by BBVA. Holders of the Series A Preferred Stock will be entitled to receive dividend payments only when, as and if declared by the Company’s Board of Directors or a duly authorized committee thereof. Any such dividends will be payable from the date of original issue at a floating rate per annum equal to the three-month U.S. dollar LIBOR as determined on the relevant dividend determination date plus 5.24%. Any such dividends will be payable on a non-cumulative basis, quarterly in arrears on March 1, June 1, September 1 and December 1, commencing March 1, 2016. Payment of dividends on the Series A Preferred Stock is subject to certain legal, regulatory and other restrictions. Redemption is solely at the Company's option. The Company may, at its option, redeem the Series A Preferred Stock (i) in whole or in part, from time to time, on any dividend payment date on or after December 1, 2022 or (ii) in whole but not in part at any time within 90 days of certain changes to regulatory capital requirements.
At December 31, 2015, the carrying amount of the Series A Preferred Stock, including related surplus, net of issuance costs was approximately $229 million.

Class B Preferred Stock
In December 2000, a subsidiary of the Bank issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $23 million and $24 million at December 31, 2015 and 2014, respectively, and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock qualifies as Tier 1 capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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
(13) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income (loss).

	December 31, 2015
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from securities available for sale	$(26,090)	$(9,455)	$(16,635)
Less: reclassification adjustment for net gains on sale of securities in net income	81,656	29,591	52,065
Net change in unrealized losses on securities available for sale	(107,746)	(39,046)	(68,700)
Change in unamortized net holding losses on investment securities held to maturity	10,948	3,043	7,905
Less: non-credit related impairment on investment securities held to maturity	87	32	55
Change in unamortized non-credit related impairment on investment securities held to maturity	1,661	1,527	134
Net change in unamortized holding losses on securities held to maturity	12,522	4,538	7,984
Unrealized holding gains arising during period from cash flow hedge instruments	2,665	1,854	811
Change in defined benefit plans	18,971	7,016	11,955
Other comprehensive loss	$(73,588)	$(25,638)	$(47,950)

	December 31, 2014
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$94,627	$33,343	$61,284
Less: reclassification adjustment for net gains on sale of securities in net income	53,042	18,690	34,352
Net change in unrealized gains on securities available for sale	41,585	14,653	26,932
Change in unamortized net holding losses on investment securities held to maturity	13,732	4,705	9,027
Less: non-credit related impairment on investment securities held to maturity	235	84	151
Change in unamortized non-credit related impairment on investment securities held to maturity	3,096	1,225	1,871
Net change in unamortized holding losses on securities held to maturity	16,593	5,846	10,747
Unrealized holding losses arising during period from cash flow hedge instruments	(4,475)	(2,575)	(1,900)
Change in defined benefit plans	1,238	438	800
Other comprehensive income	$54,941	$18,362	$36,579

	December 31, 2013
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from securities available for sale	$(170,425)	$(61,935)	$(108,490)
Less: reclassification adjustment for net gains on sale of securities in net income	31,371	11,401	19,970
Net change in unrealized losses on securities available for sale	(201,796)	(73,336)	(128,460)
Change in unamortized net holding losses on investment securities held to maturity	16,636	6,045	10,591
Less: non-credit related impairment on investment securities held to maturity	3,243	1,178	2,065
Change in unamortized non-credit related impairment on investment securities held to maturity	2,387	867	1,520
Net change in unamortized holding losses on securities held to maturity	15,780	5,734	10,046
Unrealized holding gains arising during period from cash flow hedge instruments	12,842	4,744	8,098
Change in defined benefit plans	(5,928)	(2,250)	(3,678)
Other comprehensive loss	$(179,102)	$(65,108)	$(113,994)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2014	$(31,490)	$(5,289)	$(41,921)	$(9,236)	$(87,936)
Other comprehensive income (loss)before reclassifications	61,284	(2,570)	—	(151)	58,563
Amounts reclassified from accumulated other comprehensive income (loss)	(25,325)	670	800	1,871	(21,984)
Net current period other comprehensive income (loss)	35,959	(1,900)	800	1,720	36,579
Balance, December 31, 2014	$4,469	$(7,189)	$(41,121)	$(7,516)	$(51,357)

Balance, January 1, 2015	$4,469	$(7,189)	$(41,121)	$(7,516)	$(51,357)
Other comprehensive income (loss) before reclassifications	(16,635)	2,672	—	(55)	(14,018)
Amounts reclassified from accumulated other comprehensive income (loss)	(44,160)	(1,861)	11,955	134	(33,932)
Net current period other comprehensive income (loss)	(60,795)	811	11,955	79	(47,950)
Balance, December 31, 2015	$(56,326)	$(6,378)	$(29,166)	$(7,437)	$(99,307)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)		Consolidated Statement of Income Caption
	December 31, 2015	December 31, 2014
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$81,656	$53,042	Investment securities gains, net
	(10,948)	(13,732)	Interest on investment securities held to maturity
	70,708	39,310
	(26,548)	(13,985)	Income tax expense
	$44,160	$25,325	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$13,056	$5,536	Interest and fees on loans
	(6,934)	(7,113)	Interest and fees on FHLB advances
	6,122	(1,577)
	(4,261)	907	Income tax (expense) benefit
	$1,861	$(670)	Net of tax

Defined Benefit Plan Adjustment	$(18,971)	$(1,238)	(2)
	7,016	438	Income tax benefit
	$(11,955)	$(800)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(1,661)	$(3,096)	Interest on investment securities held to maturity
	1,527	1,225	Income tax benefit
	$(134)	$(1,871)	Net of tax

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, for additional details).

(14) Derivatives and Hedging
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

	December 31, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$59,975	$9,405	$1,423,950	$69,700	$—
Total fair value hedges		59,975	9,405		69,700	—
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	1,900,000	1,574	782	1,100,000	1,793	1,023
Swaps related to FHLB advances	320,000	—	10,858	320,000	—	13,474
Total cash flow hedges		1,574	11,640		1,793	14,497
Total derivatives designated as hedging instruments		$61,549	$21,045		$71,493	$14,497

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$216,500	$502	$217	$189,000	$18	$1,576
Interest rate lock commitments	175,002	2,880	6	180,822	2,319	1
Equity contracts:
Purchased equity option related to equity-linked CDs	876,649	59,375	—	821,849	76,487	—
Written equity option related to equity-linked CDs	831,480	—	56,559	795,467	—	74,319
Foreign exchange contracts:
Forwards related to commercial loans	479,072	3,821	752	602,066	5,529	612
Spots related to commercial loans	54,511	6	372	74,940	41	80
Swap associated with sale of Visa, Inc. Class B shares	67,896	—	1,697	57,393	—	1,435
Futures contracts (3)	390,000	—	—	342,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	23,370,927	303,944	238,611	18,678,390	296,239	236,763
Commodity contracts for customers	114,336	14,127	14,110	264,491	25,569	25,448
Foreign exchange contracts for customers	425,946	9,899	8,578	425,123	8,268	7,527
Total trading account assets and liabilities		327,970	261,299		330,076	269,738
Total free-standing derivative instruments not designated as hedging instruments		$394,554	$320,902		$414,470	$347,761

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
The Company recognized no gains or losses for the years ended December 31, 2015, 2014 and 2013 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2015, the fair value hedges had a weighted average expected remaining term of 5.1 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2015	2014	2013
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(19,130)	$2,078	$(37,191)
Hedged long term debt	Interest on FHLB and other borrowings	15,395	(2,559)	38,444
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	46,559	27,882	22,781
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the years ended December 31, 2015, 2014 and 2013. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2015, 2014 and 2013.
At December 31, 2015, cash flow hedges not terminated had a net fair value of $(10.1) million and a weighted average life of 1.6 years. Based on the current interest rate environment, $1.3 million of losses are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.6 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Consolidated Balance Sheets and the Company’s Consolidated Statements of Income.

	Gain (Loss) for the Years Ended
	December 31,
	2015	2014	2013
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$811	$(1,900)	$8,098
Amount reclassified from accumulated other comprehensive income (loss) into net interest income	6,122	(1,577)	(4,956)
Amount of ineffectiveness recognized in net interest income	—	—	—
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

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2015	2014	2013
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(12)	$(635)	$172
Option contracts related to mortgage servicing rights	Mortgage banking income	(195)	420	(53)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	3,801	(3,229)	2,397
Interest rate lock commitments	Mortgage banking income	556	1,428	(4,126)
Interest rate contracts for customers	Corporate and correspondent investment sales	28,533	21,552	31,271
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	6	105	26
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(17,112)	28,612	24,514
Written equity option related to equity-linked CDs	Other expense	17,761	(27,746)	(24,158)
Foreign currency contracts:
Swap and forward contracts related to commercial loans	Other income	54,441	55,544	(4,460)
Spot contracts related to commercial loans	Other income	(9,366)	(7,556)	469
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	2,656	1,125	624
Derivatives Credit and Market Risks
By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the Company’s fair value gain in a derivative. When the fair value of a derivative instrument contract is positive, this indicates that the counterparty owes the Company and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are continually reviewed. Credit losses are also mitigated through collateral agreements and other contract provisions with derivative counterparties.
Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
The Company’s derivatives activities are monitored by its Asset/Liability Committee as part of its risk-management oversight. The Company’s Asset/Liability Committee is responsible for mandating various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management strategy.
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2015, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $328 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $9 thousand, $888 thousand and $5.2 million in net credit losses associated with derivative instruments classified as trading for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions have credit risk of $62 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2015 and 2014, the Company had recorded the right to reclaim cash collateral of $162 million and $46 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $40 million and $62 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2015 was $46 million for which the Company has collateral requirements of $45 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, the Company’s collateral requirements to its counterparties would increase by $1 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2014 was $65 million for which the Company had collateral requirements of $62 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014, the Company’s collateral requirements to its counterparties would have increased by $4 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2015
Derivative financial assets:
Subject to a master netting arrangement	$191,061	$—	$191,061	$—	$33,517	$157,544
Not subject to a master netting arrangement	265,042	—	265,042	—	—	265,042
Total derivative financial assets	$456,103	$—	$456,103	$—	$33,517	$422,586

Derivative financial liabilities:
Subject to a master netting arrangement	$269,255	$—	$269,255	$23,856	$159,594	$85,805
Not subject to a master netting arrangement	72,692	—	72,692	—	—	72,692
Total derivative financial liabilities	$341,947	$—	$341,947	$23,856	$159,594	$158,497

December 31, 2014
Derivative financial assets:
Subject to a master netting arrangement	$225,227	$—	$225,227	$—	$58,309	$166,918
Not subject to a master netting arrangement	260,736	—	260,736	—	—	260,736
Total derivative financial assets	$485,963	$—	$485,963	$—	$58,309	$427,654

Derivative financial liabilities:
Subject to a master netting arrangement	$259,018	$—	$259,018	$29,677	$44,163	$185,178
Not subject to a master netting arrangement	103,240	—	103,240	—	—	103,240
Total derivative financial liabilities	$362,258	$—	$362,258	$29,677	$44,163	$288,418

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(15) Securities Financing Activities
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial asset and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 14, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. Treasury and other U.S. government agencies, mortgage-backed securities and collateralized mortgage obligations.

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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2015
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$5,282,661	$5,003,555	$279,106	$279,106	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$5,080,164	$5,003,555	$76,609	$76,609	$—	$—

December 31, 2014
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$3,100,200	$2,533,661	$566,539	$566,539	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,969,345	$2,533,661	$435,684	$435,684	$—	$—

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

Collateral Associated with Securities Financing Activities
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity.

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
	(In Thousands)
Securities Sold Under Agreements Repurchase:
U.S. Treasury and other U.S. government agencies	$3,214,085	$232,924	$518,623	$—	$3,965,632
Mortgage-backed securities	—	—	976,449	—	976,449
Collateralized mortgage obligations	—	—	138,083	—	138,083
Total	$3,214,085	$232,924	$1,633,155	$—	$5,080,164

In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At December 31, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $5.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.9 billion. At December 31, 2014, the fair value of collateral received related to securities purchased under agreements to resell was $2.6 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $2.5 billion.
(16) Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases certain facilities and equipment for use in its businesses. The leases for facilities are generally for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of five years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2015, the Company had $27.3 million of assets recorded as capital leases for which $12.7 million of accumulated depreciation had been recognized.
The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2015:

	Operating Lease	Capital Lease
	(In Thousands)
2016	$63,614	$2,188
2017	58,701	2,272
2018	52,697	2,336
2019	47,200	2,372
2020	39,624	2,408
Thereafter	169,637	13,803
Total	$431,473	$25,379
The Company incurred lease expense of $75.0 million, $73.7 million and $66.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company received lease income of $5.4 million, $5.9 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to space leased to third parties.
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit.

	December 31,
	2015	2014
	(In Thousands)
Commitments to extend credit	$27,853,409	$28,369,666
Standby and commercial letters of credit	1,709,145	1,871,323
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At December 31, 2015 and 2014, the recorded amount of these deferred fees was $6.0 million and $5.2 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2015, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.7 billion. At December 31, 2015 and 2014, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet of $85 million and $94 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At December 31, 2015 and 2014, the amount of potential recourse was $19 million and $20 million, respectively, of which the Company had reserved $869 thousand and $655 thousand, respectively, which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At December 31, 2015 and 2014, the Company recorded $2 million and $1 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss share agreements are in effect. At both December 31, 2015 and 2014, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss share agreements, to be $145 million. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification liability. At December 31, 2015 and 2014, the FDIC indemnification liability was $131 million and $78 million, respectively, and was recorded in accrued expenses and other liabilities in the Company's Consolidated Balance Sheets.

Low Income Housing Tax Credit Partnerships
The Company has committed to make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments will be to facilitate the sale of additional affordable housing product offerings and to assist in achieving goals associated with the Community Reinvestment Act, and to achieve a satisfactory return on capital. The total unfunded commitment associated with these investments at December 31, 2015 and 2014 were $109 million and $82 million, respectively.
Forward Starting Reverse Repurchase Agreements and Forward Starting Repurchase Agreements.
The Company enters into securities purchased under agreements to resell and securities sold under agreements to repurchase that settle at a future date, generally within three business days. At December 31, 2014 the Company had forward starting reverse repurchase agreements of $318 million and forward starting repurchase agreements of $248 million. The Company had no forward starting reverse repurchase agreements or forwarding starting repurchase agreements at December 31, 2015.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At December 31, 2015, the Company had accrued legal reserves in the amount of $12 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At December 31, 2015, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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
Income Tax Review
The Company is subject to review and examination from various tax authorities. The Company is currently under examination by the IRS and a number of states, and has received notices of proposed adjustments related to federal and state income taxes due for prior years. Management believes that adequate provisions for income taxes have been recorded. Refer to Note 20, Income Taxes, for additional information on various tax audits.
(17) Regulatory Capital Requirements and Dividends from Subsidiaries
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines, the regulatory framework for prompt corrective action and the Gramm-Leach-Bliley Act, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.
At December 31, 2015, the Company and the Bank, remain above the applicable U.S. regulatory capital requirements. Under the U.S. Basel III capital rule, the current minimum regulatory capital ratios are as follows:
•4.5% CET1 Risk-Based Capital Ratio
•6.0% Tier 1 Risk-Based Capital Ratio
•8.0% Total Risk-Based Capital Ratio
•4.0% Tier 1 Leverage Ratio
Under the U.S. Basel I capital framework effective at December 31, 2014, quantitative measures established by the regulators to ensure capital adequacy required the Company and the Bank to maintain minimum Tier 1 Risk-Based Capital Ratio of at least 4% of risk-weighted assets, minimum Total Risk-Based Capital Ratio of at least 8% of risk-weighted assets and a minimum Leverage Ratio of 4% of adjusted quarterly assets.

The following table presents the Transitional Basel III regulatory capital ratios at December 31, 2015, and the Basel I regulatory capital ratios at December 31, 2014 for the Company and the Bank.

	Amount		Ratios
	2015 (1)	2014 (2)	2015 (1)	2014 (2)
	(Dollars in Thousands)
Risk-based capital
CET1:
BBVA Compass Bancshares, Inc.	$7,363,961	N/A	10.70%	N/A
Compass Bank	7,118,071	N/A	10.39%	N/A
Tier 1:
BBVA Compass Bancshares, Inc.	7,631,561	7,046,902	11.08%	10.94%
Compass Bank	7,130,671	6,716,384	10.41%	10.49%
Total:
BBVA Compass Bancshares, Inc.	9,417,750	8,254,184	13.68%	12.81%
Compass Bank	9,002,015	7,923,666	13.14%	12.37%
Leverage:
BBVA Compass Bancshares, Inc.	7,631,561	7,046,902	8.95%	9.09%
Compass Bank	7,130,671	6,716,384	8.89%	9.03%
(1) Calculated using the Transitional Basel III regulatory capital methodology applicable to the Company and Bank during 2015.
(2) Calculated using the Basel 1 regulatory capital methodology applicable to the Company during 2014.
N/A = not applicable
Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $1.6 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2015; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2015 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances approximated $3.0 billion for both the years ended December 31, 2015 and 2014, respectively.
(18) Stock Based Compensation
The Company awards restricted share units to certain of the Company’s employees payable in BBVA American Depository Shares. The vesting period for the restricted share units range from one to three years after the date of grant. Accordingly, the fair value of the restricted share units is expensed over the appropriate vesting period. Fair value represents the closing price of the BBVA American Depository Shares on the date of grant. The Company purchases shares from BBVA at fair value to fulfill its obligations with the employee upon vesting. The Company recognized compensation expense in connection with restricted share units awarded of $4.2 million, $4.5 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, the Company had $5.9 million, $7.5 million and $6.3 million, respectively, of unrecognized compensation costs related to nonvested restricted share units granted and expected to vest.

The following summary sets forth the activity related to the restricted share units.

	Years Ended December 31,
	2015		2014		2013
	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price
Nonvested, January 1	1,439,957	$10.23	1,549,111	$10.53	1,718,493	$10.42
Granted	380,231	7.88	677,373	10.06	647,503	11.08
Vested	(655,211)	9.80	(667,898)	10.35	(763,999)	10.59
Forfeited	(44,052)	9.10	(118,629)	9.60	(52,886)	12.80
Nonvested, December 31	1,120,925	$9.73	1,439,957	$10.23	1,549,111	$10.53

(19) Benefit Plans
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
The following tables summarize the Company’s defined benefit pension plan.
Obligations and Funded Status

	Years Ended December 31,
	2015	2014
	(In Thousands)
Change in benefit obligation:
Benefit obligation, January 1	$370,572	$312,195
Service cost	4,754	5,227
Interest cost	14,459	14,941
Actuarial gain (loss)	(28,846)	73,998
Benefits paid	(31,203)	(10,661)
Curtailments	—	(25,128)
Benefit obligation, December 31	329,736	370,572
Change in plan assets:
Fair value of plan assets, January 1	373,062	313,696
Actual return on plan assets	(3,593)	70,027
Benefits paid	(31,203)	(10,661)
Fair value of plan assets, December 31	338,266	373,062

Funded status	8,530	2,490
Net actuarial loss	30,357	45,635
Net amount recognized	$38,887	$48,125

Amounts recognized on the Company’s Consolidated Balance Sheets consist of:

	December 31,
	2015	2014
	(In Thousands)
Prepaid benefit cost - other assets	$8,530	$2,490
Deferred tax – other assets	11,235	16,807
Accumulated other comprehensive income	19,122	28,828
Net amount recognized	$38,887	$48,125
The accumulated benefit obligation for the Company’s defined benefit pension plan was $324 million and $361 million at December 31, 2015 and 2014, respectively. The Company does not anticipate amortizing any of the actuarial loss from accumulated other comprehensive income over the next twelve months.
The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income are as follows.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Service cost	$4,754	$5,227	$6,262
Interest cost	14,459	14,941	13,523
Expected return on plan assets	(10,537)	(11,961)	(10,706)
Recognized actuarial loss	563	1,802	486
Net periodic benefit cost	$9,239	$10,009	$9,565
The following table provides additional information related to the Company’s defined benefit pension plan.

	Years Ended December 31,
	2015	2014
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$(9,706)	$(6,964)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.30%	3.97%
Rate of compensation increase	3.00%	3.25%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate	3.97%	4.86%
Expected return on plan assets	2.87%	3.88%
Rate of compensation increase	3.25%	3.25%
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

Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2016	$12,913
2017	13,456
2018	14,312
2019	14,838
2020	15,668
2021-2025	91,704
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2015 and include benefits attributable to estimated future employee service.
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
The following table presents the fair value of the Company’s defined benefit pension plan assets.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2015
Assets:
Cash and cash equivalents	$5,167	$5,167	$—	$—
Fixed income securities:
U.S. Treasury and other U.S government agencies	223,197	203,050	20,147	—
States and political subdivisions	6,818	—	6,818	—
Corporate bonds	103,084	—	103,084	—
Total fixed income securities	333,099	203,050	130,049	—
Fair value of plan assets	$338,266	$208,217	$130,049	$—

December 31, 2014
Assets:
Cash and cash equivalents	$10,010	$10,010	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	238,310	217,385	20,925	—
States and political subdivisions	8,670	—	8,670	—
Corporate bonds	116,072	—	116,072	—
Total fixed income securities	363,052	217,385	145,667	—
Fair value of plan assets	$373,062	$227,395	$145,667	$—
In general, the fair value applied to the Company’s defined benefit pension plan assets is based upon quoted market prices or Level 1 measurements, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market based parameters as inputs, or Level 2 measurements. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place, such as projections of future cash flows, loss assumptions and discount rates. See Note 21, Fair Value of Financial Instruments, for a further discussion of the fair value hierarchy.
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $34 million and $36 million at December 31, 2015 and 2014, respectively, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans were $2.0 million, $1.9 million and $2.0 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the Company had $9.3 million and $10.4 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.
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
In aggregate, the Company recognized $34.8 million, $32.8 million, and $32.5 million of expense related to this defined contribution plan for the years ended December 31, 2015, 2014, and 2013, respectively.
(20) Income Taxes
Income tax expense consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Current income tax expense:
Federal	$266,177	$146,993	$121,874
State	12,238	9,419	14,816
Total	278,415	156,412	136,690
Deferred income tax expense (benefit):
Federal	(101,933)	(9,044)	32,501
State	(8,969)	(37)	1,629
Total	(110,902)	(9,081)	34,130
Total income tax expense	$167,513	$147,331	$170,820

Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	Years Ended December 31,
	2015		2014		2013
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$230,758	35.0%	$215,552	35.0%	$206,762	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(49,170)	(7.5)	(47,794)	(7.8)	(38,632)	(6.5)
Change in valuation allowance	(2,029)	(0.3)	(19,118)	(3.1)	(5,714)	(1.0)
Bank owned life insurance	(6,082)	(0.9)	(6,515)	(1.1)	(6,211)	(1.1)
Income tax credits	(10,238)	(1.5)	(5,779)	(0.9)	(6,452)	(1.1)
State income tax, net of federal income taxes	4,154	0.6	6,740	1.1	17,595	3.0
Other	120	—	4,245	0.7	3,472	0.6
Income tax expense	$167,513	25.4%	$147,331	23.9%	$170,820	28.9%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$279,774	$248,866
Accrued expenses	123,100	50,221
Loan valuation	52,240	—
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	57,503	31,866
Other real estate owned	1,009	693
Federal net operating loss carryforwards	18,570	27,481
Other	68,738	64,086
Gross deferred taxes	600,934	423,213
Valuation allowance	(13,838)	(16,057)
Total deferred tax assets	587,096	407,156
Deferred tax liabilities:
Premises and equipment	227,699	153,146
Core deposit and other acquired intangibles	17,146	31,743
Capitalized loan costs	45,179	43,055
Loan valuation	—	13,297
Other	28,665	34,046
Total deferred tax liabilities	318,689	275,287
Net deferred tax asset	$268,407	$131,869
As of December 31, 2015 and 2014, the Company has approximately $34.2 million and $59.7 million of federal net operating loss carryforwards for future utilization, primarily attributable to Simple in 2015 and Simple and BSI in 2014.
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2015 and 2014. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $6.6 million against the asset at both December 31, 2015 and 2014.
Additionally, the Company has state net operating loss carryforwards of approximately $213.0 million and $198.0 million at December 31, 2015 and 2014, respectively.  These state net operating losses expire in years 2016 through 2033.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $7.2 million and $9.5 million at December 31, 2015 and 2014, respectively, related to these state net operating loss carryforwards.
The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Unrecognized income tax benefits, January 1	$28,286	$31,991	$28,639
Increases for tax positions related to:
Prior years	58	1,182	458
Current year	1,537	1,189	3,340
Decreases for tax positions related to:
Prior years	(85)	(6,076)	(368)
Current year	—	—	(78)
Settlement with taxing authorities	(583)	—	—
Expiration of applicable statutes of limitation	(12,661)	—	—
Unrecognized income tax benefits, December 31	$16,552	$28,286	$31,991
During the years ended December 31, 2015, 2014 and 2013, the Company recognized $(3.2) million, $1.2 million and $4.0 million of interest and penalties related to the unrecognized tax benefits noted above, respectively. At December 31, 2015 and 2014, the Company had approximately $7.0 million and $10.2 million, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2015, 2014 and 2013 were $16.6 million, $28.3 million, and $26.1 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2010-2015
Various states (1)	2006-2015
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.
It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $2 million to $5 million, in 2016 due to statute expiration and audit settlement.
(21) Fair Value of Financial Instruments
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
At both December 31, 2015 and 2014, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net gains (losses) of $(4.2) million, $3.8 million and $(10.7) million resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2015, 2014, and 2013, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $3.8 million, $(3.2) million and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2015
Residential mortgage loans held for sale	$70,582	$68,553	$2,029
December 31, 2014
Residential mortgage loans held for sale	$154,816	$148,564	$6,252

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
Other assets – Other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were comprised of MSRs that are valued through a discounted cash flow analysis using a third-party commercial valuation system. The valuation takes into consideration the objective characteristics of the MSR portfolio, such as loan amount, note rate, service fee, loan term, and common industry assumptions, such as servicing costs, ancillary income, prepayment estimates, earning rates, cost of fund rates, discount rates, etc. The Company’s portfolio-specific factors are also considered in calculating the fair value of MSRs to the extent one can reasonably assume a buyer would also incorporate these factors. Examples of such factors are geographical concentrations of the portfolio, liquidity considerations such as housing authority loans which have a limited number of approved servicers, or additional views of risk not inherently accounted for in prepayment assumptions. Product liquidity and these other risks are generally incorporated through adjustment of discount factors applied to forecasted cash flows. Based on this method of pricing MSRs, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The value of the MSR is calculated by a third-party firm that specializes in the MSR market and valuation services. Additionally, the Company obtains a valuation from an independent party to compare for reasonableness. During 2015, the Company utilized a new third-party service provider for the valuation of servicing rights. The new service provider utilizes an option-adjusted spread valuation approach instead of a static discount rate approach to discount cash flows. This change did not have a material impact on the value of the MSR. The Company’s Secondary Marketing Committee is responsible for ensuring the appropriate application of valuation, capitalization, and fair value decay policies for the MSR portfolio. The Committee meets at least monthly to review the status of the MSR portfolio.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,805,269	$3,805,269	$—	$—
State and political subdivisions	1,275	—	1,275	—
Other debt securities	2,501	—	2,501	—
Interest rate contracts	303,944	—	303,944	—
Commodity contracts	14,127	—	14,127	—
Foreign exchange contracts	9,899	—	9,899	—
Other trading assets	1,117	—	—	1,117
Total trading account assets	4,138,132	3,805,269	331,746	1,117
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	3,211,492	1,982,408	1,229,084	—
Mortgage-backed securities	4,590,262	—	4,590,262	—
Collateralized mortgage obligations	2,705,256	—	2,705,256	—
States and political subdivisions	15,887	—	15,887	—
Other debt securities	24,045	24,045	—	—
Equity securities (1)	294	41	—	253
Total investment securities available for sale	10,547,236	2,006,494	8,540,489	253
Loans held for sale	70,582	—	70,582	—
Derivative assets:
Interest rate contracts	64,931	—	62,051	2,880
Equity contracts	59,375	—	59,375	—
Foreign exchange contracts	3,827	—	3,827	—
Total derivative assets	128,133	—	125,253	2,880
Other assets	44,541	—	—	44,541
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$3,881,925	$3,881,925	$—	$—
Other debt securities	719	—	719	—
Interest rate contracts	238,611	—	238,611	—
Commodity contracts	14,110	—	14,110	—
Foreign exchange contracts	8,578	—	8,578	—
Total trading account liabilities	4,143,943	3,881,925	262,018	—
Derivative liabilities:
Interest rate contracts	21,268	—	21,262	6
Equity contracts	56,559	—	56,559	—
Foreign exchange contracts	1,124	—	1,124	—
Total derivative liabilities	78,951	—	78,945	6

(1)	Excludes $503 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2015. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,502,308	$2,502,308	$—	$—
Interest rate contracts	296,239	—	296,239	—
Commodity contracts	25,569	—	25,569	—
Foreign exchange contracts	8,268	—	8,268	—
Other trading assets	2,013	—	423	1,590
Total trading account assets	2,834,397	2,502,308	330,499	1,590
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,313,542	1,298,040	1,015,502	—
Mortgage-backed securities	4,423,835	—	4,423,835	—
Collateralized mortgage obligations	2,488,579	—	2,488,579	—
States and political subdivisions	467,315	—	467,315	—
Other debt securities	44,441	44,441	—	—
Equity securities (1)	48	44	—	4
Total investment securities available for sale	9,737,760	1,342,525	8,395,231	4
Loans held for sale	154,816	—	154,816	—
Derivative assets:
Interest rate contracts	73,830	—	71,511	2,319
Equity contracts	76,487	—	76,487	—
Foreign exchange contracts	5,570	—	5,570	—
Total derivative assets	155,887	—	153,568	2,319
Other assets	35,488	—	—	35,488
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,545,299	$2,545,299	$—	$—
Interest rate contracts	236,763	—	236,763	—
Commodity contracts	25,448	—	25,448	—
Foreign exchange contracts	7,527	—	7,527	—
Other trading liabilities	425	—	425	—
Total trading account liabilities	2,815,462	2,545,299	270,163	—
Derivative liabilities:
Interest rate contracts	16,074	—	16,073	1
Equity contracts	74,319	—	74,319	—
Foreign exchange contracts	692	—	692	—
Total derivative liabilities	91,085	—	91,084	1

(1)	Excludes $500 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2014. These securities are carried at par.

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the years ended December 31, 2015 and 2014. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2014	$1,645	$6	$890	$30,065
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(55)	—	1,428	(6,071)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	11,494
Sales	—	—	—	—
Settlements	—	(2)	—	—
Balance, December 31, 2014	$1,590	$4	$2,318	$35,488
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2014	$(55)	$—	$1,428	$(6,071)

Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(473)	—	556	(6,869)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	250	—	—
Issuances	—	—	—	15,922
Sales	—	—	—	—
Settlements	—	(1)	—	—
Balance, December 31, 2015	$1,117	$253	$2,874	$44,541
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2015	$(473)	$—	$556	$(6,869)

(1)	Included in noninterest income in the Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2015 and 2014 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$26,386	$—	$—	$26,386	$(1,660)
Impaired loans (1)	193,954	—	—	193,954	(14,084)
OREO	20,862	—	—	20,862	(4,205)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,782	$—	$—	$3,782	$(180)
Impaired loans (1)	111,187	—	—	111,187	(27,990)
OREO	20,600	—	—	20,600	(2,703)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2015	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,117	Discounted cash flow	Default rate	11.2%
			Prepayment rate	6.2% - 9.9% (7.8%)
Interest rate contracts	2,874	Discounted cash flow	Closing ratios (pull-through)	9.3% - 99.5% (66.8%)
			Cap grids	0.1% - 2.8% (1.1%)
Other assets - MSRs	44,541	Discounted cash flow	Option adjusted spread	6.7% - 18.6% (9.0%)
			Constant prepayment rate or life speed	1.8% - 53.8% (12.3%)
			Cost to service	$60 - $1,068 ($79)
Nonrecurring fair value measurements:
Investment securities held to maturity	$26,386	Discounted cash flow	Prepayment rate	9.6% - 13.1% (11.3%)
			Default rate	6.2% - 11.5% (10.1%)
			Loss severity	37.3% - 61.2% (42.4%)
			Expected loss	7.9%
Impaired loans	193,954	Appraised value	Appraised value	0.0% - 100.0% (28.1%)
OREO	20,862	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,452,892	$4,452,892	$4,452,892	$—	$—
Investment securities held to maturity	1,322,676	1,244,121	—	—	1,244,121
Loans, net	60,561,411	57,916,215	—	—	57,916,215
Liabilities:
Deposits	$65,980,530	$66,089,665	$—	$66,089,665	$—
FHLB and other borrowings	5,438,620	5,405,386	—	5,405,386	—
Federal funds purchased and securities sold under agreements to repurchase	750,154	750,154	—	750,154	—
Other short-term borrowings	150,000	150,000	—	150,000	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,388,405	$3,388,405	$3,388,405	$—	$—
Investment securities held to maturity	1,348,354	1,275,963	—	—	1,275,963
Loans, net	56,686,743	54,551,442	—	—	54,551,442
Liabilities:
Deposits	$61,189,716	$61,263,812	$—	$61,263,812	$—
FHLB and other borrowings	4,809,843	4,786,152	—	4,786,152	—
Federal funds purchased and securities sold under agreements to repurchase	1,129,503	1,129,503	—	1,129,503	—
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
Federal fund purchased, securities sold under agreements to repurchase and short-term borrowings: The carrying amounts of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximates fair value. They are therefore considered a Level 2 measurement.
(22) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities.

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$405,548	$277,698	$273,939
Net income taxes paid	265,572	142,979	139,247
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$20,781	$22,176	$47,879
Transfer of loans to loans held for sale	906,857	21,135	91,400
Transfer of loans held for sale to loans	511,400	—	—
Change in unrealized gain (loss) on available for sale securities	(107,746)	41,585	(201,796)
Issuance of restricted stock, net of cancellations	2,595	5,682	6,166
Business combinations:
Assets acquired	$14,327	$117,068	$—
Liabilities assumed	977	18,329	—

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
During the first quarter of 2015, the Company reorganized its internal management structure and, accordingly, its segment reporting structure. As a result of this reorganization, the Wealth and Retail and Commercial operating segments were combined into one operating segment, Consumer and Commercial Banking. In addition, the Company transferred its oil and gas business from the former Commercial operating segment to the Corporate and Investment Banking segment to more closely align with how BBVA manages this business globally. At December 31, 2015, the Company’s operating segments consist of Consumer and Commercial Banking, Corporate and Investment Banking, and Treasury.
The Consumer and Commercial Banking segment serves the Company's consumer customers through its full-service banking centers, private client offices, and delivery channels such as internet, mobile, and telephone banking. It provides a full array of banking and investment services to both consumer and commercial customers in the Company's markets. In addition to traditional credit and deposit products, the Consumer and Commercial Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and insurance and investment products. The segment also provides private banking services to high net worth individuals and wealth management services, including specialized investment portfolio management, traditional trust and estate services, investment advisory services, financial counseling. In addition the segment services the Company's small business customers and is responsible for the Company's indirect automobile portfolio.

The Corporate and Investment Banking segment is responsible for providing a full array of banking and investment services to corporate and institutional clients. In addition to traditional credit and deposit products, the Corporate and Investment Banking segment also supports its customers with capabilities in treasury management, leasing, accounts receivable purchasing, asset-based lending, international services, and interest rate protection and investment products. In addition the segment services the Company's oil and gas customers.
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
The following table presents the segment information for the Company’s segments.

	December 31, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$2,000,579	$157,184	$32,013	$(176,813)	$2,012,963
Allocated provision for loan losses	134,216	58,337	—	1,085	193,638
Noninterest income	743,510	169,009	91,439	(27,485)	976,473
Noninterest expense	1,734,889	161,050	20,119	220,432	2,136,490
Net income (loss) before income tax expense (benefit)	874,984	106,806	103,333	(425,815)	659,308
Income tax expense (benefit)	306,244	37,382	36,167	(212,280)	167,513
Net income (loss)	568,740	69,424	67,166	(213,535)	491,795
Less: net income attributable to noncontrolling interests	488	—	1,740	—	2,228
Net income (loss) attributable to shareholder	$568,252	$69,424	$65,426	$(213,535)	$489,567
Average total assets	$54,246,261	$12,418,703	$14,520,289	$7,097,233	$88,282,486

	December 31, 2014
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,869,746	$130,280	$13,644	$(28,176)	$1,985,494
Allocated provision for loan losses	114,436	11,962	—	(20,097)	106,301
Noninterest income	701,525	197,586	76,699	(58,388)	917,422
Noninterest expense	1,734,367	146,319	17,597	282,469	2,180,752
Net income (loss) before income tax expense (benefit)	722,468	169,585	72,746	(348,936)	615,863
Income tax expense (benefit)	269,119	63,171	27,098	(212,057)	147,331
Net income (loss)	453,349	106,414	45,648	(136,879)	468,532
Less: net income attributable to noncontrolling interests	212	—	1,764	—	1,976
Net income (loss) attributable to shareholder	$453,137	$106,414	$43,884	$(136,879)	$466,556
Average total assets	$49,672,874	$7,712,298	$13,232,917	$6,902,666	$77,520,755

	December 31, 2013
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,782,078	$127,260	$(24,395)	$157,738	$2,042,681
Allocated provision for loan losses	96,167	3,316	—	8,063	107,546
Noninterest income	680,070	148,881	76,749	(50,910)	854,790
Noninterest expense	1,727,347	140,639	17,671	313,518	2,199,175
Net income (loss) before income tax expense (benefit)	638,634	132,186	34,683	(214,753)	590,750
Income tax expense (benefit)	237,891	49,239	12,919	(129,229)	170,820
Net income (loss)	400,743	82,947	21,764	(85,524)	419,930
Less: net income attributable to noncontrolling interests	308	—	1,786	—	2,094
Net income (loss) attributable to shareholder	$400,435	$82,947	$19,978	$(85,524)	$417,836
Average total assets	$44,470,142	$5,697,717	$13,069,769	$7,072,009	$70,309,637
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2014 and 2013 segment information has been revised to conform to the 2015 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(24) Parent Company Financial Statements
The condensed financial information for BBVA Compass Bancshares, Inc. (Parent company only) is presented as follows:
Parent Company Balance Sheets

	December 31,
	2015	2014
	(In Thousands)
Assets:
Cash and cash equivalents	$264,708	$136,151
Investment securities available for sale	100,006	—
Investments in subsidiaries:
Banks	12,072,904	11,743,669
Non-banks	202,362	186,324
Other assets	37,119	34,178
Total assets	$12,677,099	$12,100,322
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$128,841	$125,639
Shareholder’s equity	12,548,258	11,974,683
Total liabilities and shareholder’s equity	$12,677,099	$12,100,322
Parent Company Statements of Income

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Income:
Dividends from banking subsidiaries	$101,000	$102,000	$—
Dividends from non-bank subsidiaries	98	96	424
Other	318	1,359	1,760
Total income	101,416	103,455	2,184
Expense:
Salaries and employee benefits	—	1,131	1,378
Other	8,927	9,591	12,102
Total expense	8,927	10,722	13,480
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	92,489	92,733	(11,296)
Income tax benefit	(3,866)	(301)	(4,057)
Income (loss) before equity in undistributed earnings of subsidiaries	96,355	93,034	(7,239)
Equity in undistributed earnings of subsidiaries	393,212	373,522	425,075
Net income	$489,567	$466,556	$417,836
Other comprehensive income (loss) (1)	(47,950)	36,579	(113,994)
Comprehensive income	$441,617	$503,135	$303,842

(1)	See Consolidated Statement of Comprehensive Income detail.

Parent Company Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In Thousands)
Operating Activities:
Net income	$489,567	$466,556	$417,836
Adjustments to reconcile net income to cash provided by operations:
Amortization of stock based compensation	4,175	4,515	8,311
Depreciation	54	49	51
Equity in undistributed earnings of subsidiaries	(393,212)	(373,522)	(425,075)
(Increase) decrease in other assets	(2,794)	362	(3,990)
Increase in other liabilities	3,202	4,111	4,063
Net cash provided by operating activities	100,992	102,071	1,196
Investing Activities:
Purchases of investment securities available for sale	(100,024)	—	—
Purchase of premises and equipment	(182)	(24)	(6)
Contributions to subsidiaries	—	(116,323)	(100,000)
Net cash used in investing activities	(100,206)	(116,347)	(100,006)
Financing Activities:
Repayment of other borrowings	—	—	(10,310)
Vesting of restricted stock	(3,720)	(4,702)	(5,741)
Restricted stock grants retained to cover taxes	(2,984)	(2,507)	(2,228)
Issuance of preferred stock	229,475	—	—
Issuance of common stock	—	117,000	100,000
Common dividends paid	(95,000)	(102,000)	—
Net cash provided by financing activities	127,771	7,791	81,721
Net increase (decrease) in cash and cash equivalents	128,557	(6,485)	(17,089)
Cash and cash equivalents at beginning of the year	136,151	142,636	159,725
Cash and cash equivalents at end of the year	$264,708	$136,151	$142,636

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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $5.3 billion and $4.4 billion as of December 31, 2015 and December 31, 2014, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	December 31,
	2015	2014
	(In Thousands)
Derivative contracts:
Fair value hedges	$(9,405)	$—
Cash flow hedges	—	1,693
Free-standing derivative instruments	(20,082)	9,512
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

	December 31,
	2015	2014
	(In Thousands)
Securities purchased under agreements to resell	$26,404	$97,970
Securities sold under agreements to repurchase	74,049	435,684
Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At December 31, 2015 there was $150 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. At December 31, 2014 there were no amounts outstanding under either of these agreements. Interest expense related to these agreements was $2.3 million, $138 thousand, and $29 thousand for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in interest expense on other short term borrowings within the Company's Consolidated Statements of Income. Fees relating to these agreements were $250 thousand, $313 thousand, and $0 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in other noninterest expense within the Company's Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $21.7 million, $13.2 million and $8.8 million for the years ended December 31, 2015, 2014 and 2013 and is recorded as a component of noninterest income within the Company's Consolidated Statements of Income. Expenses associated with these agreements were $25.4 million, $26.8 million and $20.3 million for the years ended December 31, 2015, 2014 and 2013 and is recorded as a component of noninterest expense within the Company's Consolidated Statements of Income.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).
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
For the years ended December 31, 2015 and 2014, professional services were performed by Deloitte & Touche LLP. The following table sets forth the aggregate fees paid to Deloitte & Touche LLP by the Company.

	Years Ended December 31,
	2015	2014
Audit fees (1)	$4,783,379	$4,734,998
Audit related fees (2)	181,255	211,393
Tax fees (3)	166,740	214,606
All other fees	—	—
Total fees	$5,131,374	$5,160,997

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

Pre-approval of Services by the Independent Registered Public Accounting Firm
Under the terms of its charter, the Audit and Compliance Committee of the Board of Directors (the “Audit Committee”) must approve all audit services and permitted non-audit services to be provided by the independent registered public accounting firm for the Company, either before the firm is engaged to render such services or pursuant to pre-approval policies and procedures established by the Audit Committee, subject to a de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of the audit and otherwise in accordance with the terms of applicable SEC rules. The de minimis exception waives the pre-approval requirements for non-audit services provided that such services: (1) do not aggregate to more than five percent of total revenues paid by the Corporation to its independent registered public accountant in the fiscal year when services are provided, (2) were not recognized as non-audit services at the time of the engagement, and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives. Between meetings of the Audit Committee, the authority to pre-approve such services is delegated to the Chairperson of the Audit Committee. The Audit Committee may also delegate to one or more of its members the authority to grant pre-approvals of such services. The decisions of the Chairperson or any designee to pre-approve any audit or permitted non-audit service must be presented to the Audit Committee at its next scheduled meeting. In 2015, all of the non-audit services provided by the Company’s independent registered public accounting firm were approved by the Audit Committee.

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

3.1
Restated Certificate of Formation of BBVA Compass Bancshares, Inc., (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on April 13, 2015 File No. 0-55106 and as amended by the Certificate of Preferences and Rights of the Floating Non-Cumulative Perpetual Preferred Stock, Series A incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2015, File No. 0-55106).

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

Date: March 2, 2016	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Manuel Sánchez Rodriguez	Director, Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 2, 2016
Manuel Sánchez Rodriguez

/s/ Kirk P. Pressley	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	March 2, 2016
Kirk P. Pressley

/s/ Jonathan W. Pennington	Executive Vice President and Controller (principal accounting officer)	March 2, 2016
Jonathan W. Pennington

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	March 2, 2016
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	March 2, 2016
Eduardo Aguirre, Jr.

/s/ Shelaghmichael C. Brown	Director	March 2, 2016
Shelaghmichael C. Brown

/s/ José María García Meyer-Döhner	Director	March 2, 2016
José María García Meyer-Döhner

/s/ Fernando Gutiérrez Junquera	Director	March 2, 2016
Fernando Gutiérrez Junquera

/s/ Charles E. McMahen	Director	March 2, 2016
Charles E. McMahen

/s/ J. Terry Strange	Director	March 2, 2016
J. Terry Strange

/s/ Guillermo F. Treviño	Director	March 2, 2016
Guillermo F. Treviño

/s/ Lee Quincy Vardaman	Director	March 2, 2016
Lee Quincy Vardaman

/s/ Mario Max Yzaguirre	Director	March 2, 2016
Mario Max Yzaguirre