Form 10-Q
period 2016-03-31
BBVA COMPASS BANCSHARES, INC
filed 2016-05-10
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2016
Common Stock (par value $0.01 per share)	222,950,751 shares

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

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
SBA	Small Business Administration
SEC	Securities and Exchange Commission
S&P	Standard and Poor's Rating Services
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the U.S.

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

•
further declining oil prices, which could have a negative impact on the economies and real estate markets of states such as Texas, resulting in, among other things, higher delinquencies and increased charge-offs in the energy lending portfolio as well as other commercial and consumer loan portfolios indirectly impacted by changes in oil prices;

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

•	the Company's dependence on the accuracy and completeness of information about clients and counterparties;

•	the fiscal and monetary policies of the federal government and its agencies;

•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;

•	downgrades to the Company's credit ratings;

•	changes in interest rates which could affect interest rate spreads and net interest income;

•	costs and effects of litigation, regulatory investigations or similar matters;

•	a failure by the Company to effectively manage the risks the Company faces including credit, operational and cyber security risks;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(In Thousands)
Assets:
Cash and due from banks	$5,111,422	$4,121,944
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	233,411	330,948
Cash and cash equivalents	5,344,833	4,452,892
Trading account assets	4,358,533	4,138,132
Investment securities available for sale	11,265,797	11,050,520
Investment securities held to maturity (fair value of $1,201,832 and $1,244,121 at March 31, 2016 and December 31, 2015, respectively)	1,267,953	1,322,676
Loans held for sale, at fair value	96,784	70,582
Loans	62,104,690	61,324,084
Allowance for loan losses	(822,440)	(762,673)
Net loans	61,282,250	60,561,411
Premises and equipment, net	1,295,095	1,320,163
Bank owned life insurance	704,254	700,285
Goodwill	5,043,197	5,043,197
Other intangible assets	27,483	31,576
Other real estate owned	17,877	20,862
Other assets	1,448,204	1,252,784
Total assets	$92,152,260	$89,965,080
Liabilities:
Deposits:
Noninterest bearing	$20,439,114	$19,290,266
Interest bearing	48,508,502	46,690,264
Total deposits	68,947,616	65,980,530
FHLB and other borrowings	4,383,454	5,438,620
Federal funds purchased and securities sold under agreements to repurchase	893,786	750,154
Other short-term borrowings	3,924,781	4,032,644
Accrued expenses and other liabilities	1,331,690	1,185,848
Total liabilities	79,481,327	77,387,796
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized - 30,000,000 shares
Issued — 1,150 shares at both March 31, 2016 and December 31. 2015	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both March 31, 2016 and December 31, 2015	2,230	2,230
Surplus	15,180,284	15,188,474
Accumulated deficit	(2,738,664)	(2,772,614)
Accumulated other comprehensive loss	(31,946)	(99,307)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,641,379	12,548,258
Noncontrolling interests	29,554	29,026
Total shareholder’s equity	12,670,933	12,577,284
Total liabilities and shareholder’s equity	$92,152,260	$89,965,080
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Interest income:
Interest and fees on loans	$561,083	$543,842
Interest on investment securities available for sale	46,197	48,208
Interest on investment securities held to maturity	6,795	6,702
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	4,365	996
Interest on trading account assets	14,321	9,614
Total interest income	632,761	609,362
Interest expense:
Interest on deposits	77,815	69,653
Interest on FHLB and other borrowings	18,012	19,106
Interest on federal funds purchased and securities sold under agreements to repurchase	6,157	1,326
Interest on other short-term borrowings	13,896	10,248
Total interest expense	115,880	100,333
Net interest income	516,881	509,029
Provision for loan losses	113,245	42,031
Net interest income after provision for loan losses	403,636	466,998
Noninterest income:
Service charges on deposit accounts	51,492	53,284
Card and merchant processing fees	29,742	26,183
Retail investment sales	22,567	25,146
Investment banking and advisory fees	23,604	30,334
Asset management fees	8,805	8,096
Corporate and correspondent investment sales	4,413	6,259
Mortgage banking	(3,434)	8,159
Bank owned life insurance	4,416	4,788
Investment securities gains, net	8,353	32,832
Loss on prepayment of FHLB and other borrowings, net	—	(2,549)
Other	76,621	56,738
Total noninterest income	226,579	249,270
Noninterest expense:
Salaries, benefits and commissions	278,035	259,262
Equipment	60,136	58,141
Professional services	55,694	46,559
Net occupancy	39,120	39,280
FDIC indemnification expense	4,710	28,789
Amortization of intangibles	4,093	10,687
Securities impairment:
Other-than-temporary impairment	—	372
Less: non-credit portion recognized in other comprehensive income	—	87
Total securities impairment	—	285
Other	131,331	79,716
Total noninterest expense	573,119	522,719
Net income before income tax expense	57,096	193,549
Income tax expense	22,618	51,782
Net income	34,478	141,767
Less: net income attributable to noncontrolling interests	528	657
Net income attributable to BBVA Compass Bancshares, Inc.	33,950	141,110
Less: preferred stock dividends	3,219	—
Net income attributable to common shareholder	$30,731	$141,110
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Net income	$34,478	$141,767
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale	68,264	36,588
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	5,294	18,540
Net change in unrealized holding gains on securities available for sale	62,970	18,048
Change in unamortized net holding losses on investment securities held to maturity	529	1,774
Less: non-credit related impairment on investment securities held to maturity	—	49
Change in unamortized non-credit related impairment on investment securities held to maturity	222	156
Net change in unamortized holding losses on securities held to maturity	751	1,881
Unrealized holding gains arising during period from cash flow hedge instruments	2,709	2,059
Change in defined benefit plans	931	1,715
Other comprehensive income, net of tax	67,361	23,703
Comprehensive income	101,839	165,470
Less: comprehensive income attributable to noncontrolling interests	528	657
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$101,311	$164,813
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2015	$—	$2,230	$15,285,991	$(3,262,181)	$(51,357)	$28,891	$12,003,574
Net income	—	—	—	141,110	—	657	141,767
Other comprehensive income, net of tax	—	—	—	—	23,703	—	23,703
Vesting of restricted stock	—	—	(7,662)	—	—	—	(7,662)
Amortization of stock-based deferred compensation	—	—	548	—	—	—	548
Balance, March 31, 2015	$—	$2,230	$15,278,877	$(3,121,071)	$(27,654)	$29,548	$12,161,930

Balance, January 1, 2016	$229,475	$2,230	$15,188,474	$(2,772,614)	$(99,307)	$29,026	$12,577,284
Net income	—	—	—	33,950	—	528	34,478
Other comprehensive income, net of tax	—	—	—	—	67,361	—	67,361
Preferred stock dividends	—	—	(3,219)	—	—	—	(3,219)
Vesting of restricted stock	—	—	(6,175)	—	—	—	(6,175)
Amortization of stock-based deferred compensation	—	—	1,204	—	—	—	1,204
Balance, March 31, 2016	$229,475	$2,230	$15,180,284	$(2,738,664)	$(31,946)	$29,554	$12,670,933
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Operating Activities:
Net income	$34,478	$141,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,469	69,595
Securities impairment	—	285
Amortization of intangibles	4,093	10,687
Accretion of discount, loan fees and purchase market adjustments, net	(12,524)	(53,747)
Net change in FDIC indemnification liability	4,710	28,789
Provision for loan losses	113,245	42,031
Amortization of stock based compensation	1,204	548
Net change in trading account assets	(272,999)	(191,826)
Net change in trading account liabilities	180,253	76,217
Net change in loans held for sale	(22,477)	(43,672)
Deferred tax expense	11,991	32,676
Investment securities gains, net	(8,353)	(32,832)
Loss on prepayment of FHLB and other borrowings, net	—	2,549
Loss on sale of premises and equipment	1,346	1,627
(Gain) loss on sale of loans	(16,143)	2
Net gain on sale of other real estate and other assets	(1,232)	(134)
(Increase) decrease in other assets	(204,879)	132,983
Decrease in other liabilities	(35,189)	(372,520)
Net cash used in operating activities	(151,007)	(154,975)
Investing Activities:
Proceeds from sales of investment securities available for sale	561,488	1,147,705
Proceeds from prepayments, maturities and calls of investment securities available for sale	436,760	349,624
Purchases of investment securities available for sale	(1,126,225)	(1,316,531)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	57,457	28,700
Purchases of investment securities held to maturity	(1,429)	(50,632)
Proceeds from sales of trading securities	173,678	1,292,110
Purchases of trading securities	(121,080)	(1,946,314)
Net change in loan portfolio	(1,591,797)	(1,160,570)
Proceeds from sales of loans	776,440	6
Purchase of premises and equipment	(24,639)	(28,831)
Proceeds from sale of premises and equipment	2,337	778
Reimbursements from (payments to) FDIC for covered assets	(124)	908
Proceeds from sales of other real estate owned	10,868	5,688
Net cash used in investing activities	(846,266)	(1,677,359)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,878,886	1,793,161
Net increase (decrease) in time deposits	1,084,078	(86,419)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	143,632	(219,820)
Net (decrease) increase in other short-term borrowings	(107,863)	831,970
Proceeds from FHLB and other borrowings	—	500,000
Repayment of FHLB and other borrowings	(1,100,125)	(402,944)
Vesting of restricted stock	(6,175)	(7,662)
Preferred dividends paid	(3,219)	—
Net cash provided by financing activities	1,889,214	2,408,286
Net increase in cash and cash equivalents	891,941	575,952
Cash and cash equivalents at beginning of year	4,452,892	3,388,405
Cash and cash equivalents at end of period	$5,344,833	$3,964,357
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities and provide a scope exception from consolidation guidance for reporting entities with interest in certain investment funds. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this ASU require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU to improve the accounting for share-based payment transactions as part of its simplification initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the financial condition or results of operations of the Company.

(2) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity.

	March 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,702,503	$29,519	$12,676	$2,719,346
Mortgage-backed securities	4,562,638	31,203	23,016	4,570,825
Collateralized mortgage obligations	3,474,587	22,901	11,327	3,486,161
States and political subdivisions	14,043	242	—	14,285
Other	19,054	336	32	19,358
Equity securities	455,780	42	—	455,822
Total	$11,228,605	$84,243	$47,051	$11,265,797
Investment securities held to maturity:
Collateralized mortgage obligations	$98,642	$4,435	$8,111	$94,966
Asset-backed securities	21,447	2,464	1,657	22,254
States and political subdivisions	1,081,227	1,407	64,644	1,017,990
Other	66,637	2,115	2,130	66,622
Total	$1,267,953	$10,421	$76,542	$1,201,832

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,232,238	$4,076	$24,822	$3,211,492
Mortgage-backed securities	4,624,441	16,548	50,727	4,590,262
Collateralized mortgage obligations	2,713,075	8,200	16,019	2,705,256
States and political subdivisions	15,492	395	—	15,887
Other	23,914	175	44	24,045
Equity securities	503,540	38	—	503,578
Total	$11,112,700	$29,432	$91,612	$11,050,520
Investment securities held to maturity:
Collateralized mortgage obligations	$103,947	$6,022	$4,634	$105,335
Asset-backed securities	24,011	3,002	1,574	25,439
States and political subdivisions	1,128,240	729	82,632	1,046,337
Other	66,478	2,644	2,112	67,010
Total	$1,322,676	$12,397	$90,952	$1,244,121
In the above table, equity securities include $456 million and $503 million at March 31, 2016 and December 31, 2015, respectively, of FHLB and Federal Reserve stock carried at par.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at March 31, 2016 and December 31, 2015. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$267,701	$2,479	$566,514	$10,197	$834,215	$12,676
Mortgage-backed securities	597,351	3,571	1,640,437	19,445	2,237,788	23,016
Collateralized mortgage obligations	802,835	6,708	427,581	4,619	1,230,416	11,327
Other	—	—	1,090	32	1,090	32
Total	$1,667,887	$12,758	$2,635,622	$34,293	$4,303,509	$47,051

Investment securities held to maturity:
Collateralized mortgage obligations	$13,981	$1,698	$48,902	$6,413	$62,883	$8,111
Asset-backed securities	—	—	13,829	1,657	13,829	1,657
States and political subdivisions	19,569	2,081	829,864	62,563	849,433	64,644
Other	—	—	3,983	2,130	3,983	2,130
Total	$33,550	$3,779	$896,578	$72,763	$930,128	$76,542

	December 31, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,081,528	$16,523	$460,160	$8,299	$2,541,688	$24,822
Mortgage-backed securities	2,623,761	20,380	1,408,069	30,347	4,031,830	50,727
Collateralized mortgage obligations	1,321,121	10,378	393,210	5,641	1,714,331	16,019
Other	—	—	1,078	44	1,078	44
Total	$6,026,410	$47,281	$2,262,517	$44,331	$8,288,927	$91,612

Investment securities held to maturity:
Collateralized mortgage obligations	$11,066	$326	$52,601	$4,308	$63,667	$4,634
Asset-backed securities	—	—	15,790	1,574	15,790	1,574
States and political subdivisions	73,302	6,533	794,489	76,099	867,791	82,632
Other	—	—	4,015	2,112	4,015	2,112
Total	$84,368	$6,859	$866,895	$84,093	$951,263	$90,952

As indicated in the previous tables, at March 31, 2016, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either March 31, 2016 or December 31, 2015, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance at beginning of period	$22,452	$21,123
Reductions for securities paid off during the period (realized)	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	285
Balance at end of period	$22,452	$21,408
For the three months ended March 31, 2016 there was no OTTI recognized on securities. For the three months ended March 31, 2015, there was $285 thousand of OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.

The maturities of the securities portfolios are presented in the following table.

March 31, 2016	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$136,663	$136,678
Maturing after one but within five years	1,259,762	1,281,452
Maturing after five but within ten years	207,967	213,414
Maturing after ten years	1,131,208	1,121,445
	2,735,600	2,752,989
Mortgage-backed securities and collateralized mortgage obligations	8,037,225	8,056,986
Equity securities	455,780	455,822
Total	$11,228,605	$11,265,797

Investment securities held to maturity:
Maturing within one year	$—	$—
Maturing after one but within five years	328,302	319,491
Maturing after five but within ten years	238,245	217,907
Maturing after ten years	602,764	569,468
	1,169,311	1,106,866
Collateralized mortgage obligations	98,642	94,966
Total	$1,267,953	$1,201,832

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Gross gains	$8,353	$32,832
Gross losses	—	—
Net realized gains	$8,353	$32,832

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	March 31, 2016	December 31, 2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,864,047	$26,022,374
Real estate – construction	2,407,511	2,354,253
Commercial real estate – mortgage	10,647,394	10,453,280
Total commercial loans	39,918,952	38,829,907
Consumer loans:
Residential real estate – mortgage	13,590,269	13,993,285
Equity lines of credit	2,433,370	2,419,815
Equity loans	547,567	580,804
Credit card	605,305	627,359
Consumer direct	995,652	936,871
Consumer indirect	3,589,756	3,495,082
Total consumer loans	21,761,919	22,053,216
Covered loans	423,819	440,961
Total loans	$62,104,690	$61,324,084
At March 31, 2016, the Company considered its energy lending portfolio as a concentration due to the impact on this portfolio of declining oil prices that began in late 2014 and continued into 2016. Total energy exposure, including unused commitments to extend credit and letters of credit was $9.3 billion and $9.4 billion at March 31, 2016 and December 31, 2015, respectively. The funded amount of the Company's energy lending portfolio was approximately $4.2 billion and $3.8 billion at March 31, 2016 and December 31, 2015, respectively, and is reported in total commercial, financial and agricultural in the table above. The decline in oil prices has negatively impacted the financial results of many borrowers in the energy lending portfolio, leading to internal risk rating downgrades. If the current level of oil prices stagnates or continues to decline, the energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	83,582	(6,417)	(3,149)	39,273	(44)	113,245
Loans charged off	(19,806)	(689)	(6,201)	(39,953)	(249)	(66,898)
Loan recoveries	1,749	969	2,419	8,283	—	13,420
Net (charge-offs) recoveries	(18,057)	280	(3,782)	(31,670)	(249)	(53,478)
Ending balance	$467,638	$115,931	$125,173	$112,551	$1,147	$822,440
Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	28,352	(185)	(6,439)	20,770	(467)	42,031
Loans charged off	(6,619)	(635)	(6,754)	(24,545)	(873)	(39,426)
Loan recoveries	2,182	1,858	3,513	6,665	—	14,218
Net (charge-offs) recoveries	(4,437)	1,223	(3,241)	(17,880)	(873)	(25,208)
Ending balance	$323,397	$139,271	$144,947	$92,781	$1,468	$701,864

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
March 31, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$59,143	$3,690	$35,841	$1,986	$—	$100,660
Collectively evaluated for impairment	408,326	112,241	89,332	110,565	—	720,464
Purchased impaired	—	—	—	—	1,093	1,093
Purchased nonimpaired	169	—	—	—	54	223
Total allowance for loan losses	$467,638	$115,931	$125,173	$112,551	$1,147	$822,440
Ending balance of loans:
Individually evaluated for impairment	$561,381	$52,021	$176,695	$2,880	$—	$792,977
Collectively evaluated for impairment	26,267,226	12,969,839	16,393,611	5,183,210	—	60,813,886
Purchased impaired	—	—	—	—	311,894	311,894
Purchased nonimpaired	35,440	33,045	900	4,623	111,925	185,933
Total loans	$26,864,047	$13,054,905	$16,571,206	$5,190,713	$423,819	$62,104,690

December 31, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$27,486	$3,725	$38,126	$1,880	$—	$71,217
Collectively evaluated for impairment	374,458	118,343	93,978	103,068	—	689,847
Purchased impaired	—	—	—	—	1,340	1,340
Purchased nonimpaired	169	—	—	—	100	269
Total allowance for loan losses	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Ending balance of loans:
Individually evaluated for impairment	$163,201	$80,123	$183,473	$2,789	$—	$429,586
Collectively evaluated for impairment	25,828,286	12,685,320	16,809,525	5,051,488	—	60,374,619
Purchased impaired	—	—	—	—	323,092	323,092
Purchased nonimpaired	30,887	42,090	906	5,035	117,869	196,787
Total loans	$26,022,374	$12,807,533	$16,993,904	$5,059,312	$440,961	$61,324,084

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	March 31, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$365,382	$376,828	$—	$195,999	$213,278	$59,143
Real estate – construction	3,374	3,986	—	611	681	497
Commercial real estate – mortgage	24,243	26,363	—	23,793	25,488	3,193
Residential real estate – mortgage	—	—	—	103,362	103,362	6,964
Equity lines of credit	—	—	—	27,679	30,145	22,286
Equity loans	—	—	—	45,654	46,365	6,591
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	889	889	28
Consumer indirect	—	—	—	1,991	1,996	1,958
Total loans	$392,999	$407,177	$—	$399,978	$422,204	$100,660

	December 31, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$45,583	$53,325	$—	$117,618	$122,148	$27,486
Real estate – construction	3,403	3,986	—	628	689	515
Commercial real estate – mortgage	24,851	27,486	—	51,241	54,863	3,210
Residential real estate – mortgage	6,521	6,521	—	102,375	102,375	7,370
Equity lines of credit	—	—	—	28,164	30,302	23,183
Equity loans	—	—	—	46,413	47,245	7,573
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	935	935	26
Consumer indirect	—	—	—	1,854	1,854	1,854
Total loans	$80,358	$91,318	$—	$349,228	$360,411	$71,217

The following table presents information on individually evaluated impaired loans, by loan class.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$343,028	$320	$64,881	$339
Real estate – construction	3,999	2	6,115	39
Commercial real estate – mortgage	60,504	413	88,178	580
Residential real estate – mortgage	108,918	636	113,926	695
Equity lines of credit	27,912	281	26,658	283
Equity loans	45,947	373	52,435	404
Credit card	—	—	—	—
Consumer direct	904	8	680	6
Consumer indirect	1,859	2	1,544	—
Total loans	$593,071	$2,035	$354,417	$2,346
The tables above do not include Purchased Impaired Loans, Purchased Nonimpaired Loans or loans held for sale.
Detailed information on the Company's allowance for loan losses methodology and the Company's impaired loan policy are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.
The Company monitors the credit quality of its commercial portfolio using an internal dual risk rating, which considers both the obligor and the facility. The obligor risk ratings are defined by ranges of default probabilities of the borrowers, through internally assigned letter grades (AAA through D2) and the facility risk ratings are defined by ranges of the loss given default. The combination of those two approaches results in the assessment of the likelihood of loss and it is mapped to the regulatory classifications. The Company assigns internal risk ratings at loan origination and at regular intervals subsequent to origination. Loan review intervals are dependent on the size and risk grade of the loan, and are generally conducted at least annually. Additional reviews are conducted when information affecting the loan’s risk grade becomes available. The general characteristics of the risk grades are as follows:

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

	Commercial
	March 31, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,175,667	$2,394,501	$10,401,240
Special Mention	605,493	4,299	124,577
Substandard	1,029,867	8,694	107,332
Doubtful	53,020	17	14,245
	$26,864,047	$2,407,511	$10,647,394

	December 31, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,823,312	$2,340,145	$10,165,630
Special Mention	469,400	5,148	142,124
Substandard	688,427	8,941	133,091
Doubtful	41,235	19	12,435
	$26,022,374	$2,354,253	$10,453,280

	Consumer
	March 31, 2016
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,470,727	$2,398,369	$533,141	$595,892	$992,019	$3,579,221
Nonperforming	119,542	35,001	14,426	9,413	3,633	10,535
	$13,590,269	$2,433,370	$547,567	$605,305	$995,652	$3,589,756

	December 31, 2015
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,877,592	$2,381,909	$564,110	$617,641	$932,773	$3,484,426
Nonperforming	115,693	37,906	16,694	9,718	4,098	10,656
	$13,993,285	$2,419,815	$580,804	$627,359	$936,871	$3,495,082

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$17,837	$9,947	$3,012	$568,154	$9,545	$608,495	$26,255,552	$26,864,047
Real estate – construction	4,345	827	415	5,712	2,664	13,963	2,393,548	2,407,511
Commercial real estate – mortgage	7,865	829	807	71,889	5,425	86,815	10,560,579	10,647,394
Residential real estate – mortgage	42,126	18,321	1,507	117,602	65,173	244,729	13,345,540	13,590,269
Equity lines of credit	8,959	3,779	1,010	33,991	—	47,739	2,385,631	2,433,370
Equity loans	7,027	1,447	443	13,925	37,132	59,974	487,593	547,567
Credit card	4,876	3,850	9,413	—	—	18,139	587,166	605,305
Consumer direct	8,239	3,201	2,951	682	868	15,941	979,711	995,652
Consumer indirect	61,460	11,916	4,149	6,386	—	83,911	3,505,845	3,589,756
Covered loans	5,147	2,152	36,783	693	—	44,775	379,044	423,819
Total loans	$167,881	$56,269	$60,490	$819,034	$120,807	$1,224,481	$60,880,209	$62,104,690

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$8,197	$4,215	$3,567	$161,591	$9,402	$186,972	$25,835,402	$26,022,374
Real estate – construction	2,864	91	421	5,908	2,247	11,531	2,342,722	2,354,253
Commercial real estate – mortgage	3,843	1,461	2,237	69,953	33,904	111,398	10,341,882	10,453,280
Residential real estate – mortgage	47,323	19,540	1,961	113,234	67,343	249,401	13,743,884	13,993,285
Equity lines of credit	8,263	4,371	2,883	35,023	—	50,540	2,369,275	2,419,815
Equity loans	6,356	2,194	704	15,614	37,108	61,976	518,828	580,804
Credit card	5,563	4,622	9,718	—	—	19,903	607,456	627,359
Consumer direct	7,648	3,801	3,537	561	908	16,455	920,416	936,871
Consumer indirect	73,438	17,167	5,629	5,027	—	101,261	3,393,821	3,495,082
Covered loans	4,862	3,454	37,972	134	—	46,422	394,539	440,961
Total loans	$168,357	$60,916	$68,629	$407,045	$150,912	$855,859	$60,468,225	$61,324,084
Policies related to the Company's nonaccrual and past due loans are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale.

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$121	$—	$15	$136	$9,424	$9,560
Real estate – construction	—	—	—	3,855	3,855	2,664	6,519
Commercial real estate – mortgage	—	—	—	5,385	5,385	5,425	10,810
Residential real estate – mortgage	3,635	594	433	30,700	35,362	60,511	95,873
Equity lines of credit	—	—	—	26,739	26,739	—	26,739
Equity loans	1,664	736	58	8,648	11,106	34,674	45,780
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	22	22	868	890
Consumer indirect	—	—	—	1,990	1,990	—	1,990
Covered loans	—	—	—	—	—	—	—
Total loans	$5,299	$1,451	$491	$77,354	$84,595	$113,566	$198,161

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$131	$131	$9,402	$9,533
Real estate – construction	—	—	—	495	495	2,247	2,742
Commercial real estate – mortgage	—	—	—	7,205	7,205	33,904	41,109
Residential real estate – mortgage	2,188	1,935	498	30,174	34,795	62,722	97,517
Equity lines of credit	—	—	—	27,176	27,176	—	27,176
Equity loans	1,737	782	376	9,844	12,739	34,213	46,952
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	27	27	908	935
Consumer indirect	—	—	—	1,853	1,853	—	1,853
Covered loans	—	—	—	8	8	—	8
Total loans	$3,925	$2,717	$874	$76,913	$84,429	$143,396	$227,825
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended March 31, 2016, $1.9 million of TDR modifications included an interest rate concession and $7.0 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2015, $300 thousand of TDR modifications included an interest rate concession and $4.5 million of TDR modifications resulted from modifications to the loan’s structure.

The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	3	$262	1	$75
Real estate – construction	1	3,392	—	—
Commercial real estate – mortgage	3	1,275	—	—
Residential real estate – mortgage	17	2,338	11	1,740
Equity lines of credit	8	977	31	1,913
Equity loans	3	103	14	718
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	30	515	22	379
Covered loans	—	—	1	5
For the three months ended March 31, 2016 and 2015, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
The Company considers TDRs aged 90 days or more past due, charged off or classified as nonaccrual subsequent to modification, where the loan was not classified as a nonperforming loan at the time of modification, as subsequently defaulted.
The following table provides a summary of initial subsequent defaults that occurred within one year of the restructure date. The table excludes loans classified as held for sale as of period-end and includes loans no longer in default as of period-end.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	1	178
Residential real estate – mortgage	—	—	4	647
Equity lines of credit	—	—	—	—
Equity loans	—	—	2	161
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	1	18
Covered loans	—	—	—	—
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

At March 31, 2016 and December 31, 2015, there were $4.0 million and $5.7 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $18 million and $21 million at March 31, 2016 and December 31, 2015, respectively. OREO included $16 million and $17 million of foreclosed residential real estate properties at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, there were $29 million and $30 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $97 million and $71 million at March 31, 2016 and December 31, 2015, respectively. Loans held for sale at March 31, 2016 and December 31, 2015 were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Loans transferred from held for investment to held for sale	$764,022	$—
Loans and loans held for sale sold	760,297	8
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$128,911	$244,573
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	5,768	10,569

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing (1)	$444,807	$244,573
Servicing fees recognized (2)	6,063	4,804

(1)	There is no recourse to the Company for the failures of borrowers to pay loans when due.

(2)	Recorded as a component of other noninterest income in the Company's Unaudited Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	March 31, 2016	December 31, 2015
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,735,750	$4,444,602
MSRs (2)	40,717	44,541

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.
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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Carrying value, at beginning of period	$44,541	$35,488
Additions	4,407	2,759
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(5,762)	(2,592)
Due to other changes in fair value (1)	(2,469)	(442)
Carrying value, at end of period	$40,717	$35,213

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.

At March 31, 2016 and December 31, 2015, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Fair value of MSRs	$40,717	$44,541
Composition of residential loans serviced for others:
Fixed rate mortgage loans	96.9%	96.8%
Adjustable rate mortgage loans	3.1	3.2
Total	100.0%	100.0%
Weighted average life (in years)	4.6	5.4
Prepayment speed:	10.7%	12.4%
Effect on fair value of a 10% increase	$(1,747)	$(1,547)
Effect on fair value of a 20% increase	(3,351)	(2,987)
Weighted average option adjusted spread:	8.1%	9.0%
Effect on fair value of a 10% increase	$(1,358)	$(1,504)
Effect on fair value of a 20% increase	(2,363)	(2,911)
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

(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the Company's accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	March 31, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$99,446	$—	$2,123,950	$59,975	$9,405
Total fair value hedges		99,446	—		59,975	9,405
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	1,900,000	7,806	—	1,900,000	1,574	782
Swaps related to FHLB advances	320,000	—	13,598	320,000	—	10,858
Total cash flow hedges		7,806	13,598		1,574	11,640
Total derivatives designated as hedging instruments		$107,252	$13,598		$61,549	$21,045

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$813,000	$1,064	$1,390	$216,500	$502	$217
Interest rate lock commitments	184,581	3,696	—	175,002	2,880	6
Equity contracts:
Purchased equity option related to equity-linked CDs	867,043	64,666	—	876,649	59,375	—
Written equity option related to equity-linked CDs	816,894	—	61,115	831,480	—	56,559
Foreign exchange contracts:
Forwards and swaps related to commercial loans	502,987	1,381	5,235	479,072	3,821	752
Spots related to commercial loans	38,929	80	3	54,511	6	372
Swap associated with sale of Visa, Inc. Class B shares	66,959	—	1,674	67,896	—	1,697
Futures contracts (3)	330,000	—	—	390,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	26,289,240	488,532	424,520	23,370,927	303,944	238,611
Commodity contracts for customers	77,957	8,867	8,858	114,336	14,127	14,110
Foreign exchange contracts for customers	376,841	9,463	8,174	425,946	9,899	8,578
Total trading account assets and liabilities		506,862	441,552		327,970	261,299
Total free-standing derivative instruments not designated as hedging instruments		$577,749	$510,969		$394,554	$320,902

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
The Company recognized no gains or losses for the three months ended March 31, 2016 and 2015 related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2016, the fair value hedges had a weighted average expected remaining term of 4.9 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2016	2015
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$48,876	$10,118
Hedged long term debt	Interest on FHLB and other borrowings	(44,731)	(9,413)
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	10,790	9,566
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three months ended March 31, 2016 and 2015. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2016 and 2015.
At March 31, 2016, cash flow hedges not terminated had a net fair value of $(5.8) million and a weighted average life of 1.3 years. Based on the current interest rate environment, $678 thousand of losses are expected to be reclassified to net interest income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.3 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Interest rate contracts:
Net change in amount recognized in other comprehensive income	$2,709	$2,059
Amount reclassified from accumulated other comprehensive income (loss) into net interest income	519	1,047
Amount of ineffectiveness recognized in net interest income	—	—
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2016	2015
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(240)	$47
Option contracts related to mortgage servicing rights	Mortgage banking income	(105)	(195)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(1,455)	(400)
Interest rate lock commitments	Mortgage banking income	822	2,669
Interest rate contracts for customers	Corporate and correspondent investment sales	3,540	4,639
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	(2)	14
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	5,291	(6,288)
Written equity option related to equity-linked CDs	Other expense	(4,556)	6,360
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(13,947)	46,567
Spot contracts related to commercial loans	Other income	(1,108)	(6,895)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	431	380
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2016, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $507 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no material net credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at March 31, 2016 have credit risk of $107 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2016 and December 31, 2015, the Company had recorded the right to reclaim cash collateral of $269 million and $162 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $50 million and $40 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2016 was $64 million for which the Company has collateral requirements of $63 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on March 31, 2016, the Company’s collateral requirements to its counterparties would have increased by $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2015 was $46 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2015, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2016
Derivative financial assets:
Subject to a master netting arrangement	$273,520	$—	$273,520	$1,322	$42,508	$229,690
Not subject to a master netting arrangement	411,481	—	411,481	—	—	411,481
Total derivative financial assets	$685,001	$—	$685,001	$1,322	$42,508	$641,171

Derivative financial liabilities:
Subject to a master netting arrangement	$443,284	$—	$443,284	$28,990	$264,679	$149,615
Not subject to a master netting arrangement	81,283	—	81,283	—	—	81,283
Total derivative financial liabilities	$524,567	$—	$524,567	$28,990	$264,679	$230,898

December 31, 2015
Derivative financial assets:
Subject to a master netting arrangement	$191,061	$—	$191,061	$—	$33,517	$157,544
Not subject to a master netting arrangement	265,042	—	265,042	—	—	265,042
Total derivative financial assets	$456,103	$—	$456,103	$—	$33,517	$422,586

Derivative financial liabilities:
Subject to a master netting arrangement	$269,255	$—	$269,255	$23,856	$159,594	$85,805
Not subject to a master netting arrangement	72,692	—	72,692	—	—	72,692
Total derivative financial liabilities	$341,947	$—	$341,947	$23,856	$159,594	$158,497

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2016
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$5,190,587	$4,993,322	$197,265	$197,265	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$5,141,613	$4,993,322	$148,291	$148,291	$—	$—

December 31, 2015
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$5,282,661	$5,003,555	$279,106	$279,106	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$5,080,164	$5,003,555	$76,609	$76,609	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
March 31, 2016
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$3,004,194	$710,940	$762,955	$—	$4,478,089
Mortgage-backed securities	—	547,517	—	—	547,517
Collateralized mortgage obligations	—	116,007	—	—	116,007
Total	$3,004,194	$1,374,464	$762,955	$—	$5,141,613

December 31, 2015
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$3,214,085	$232,924	$518,623	$—	$3,965,632
Mortgage-backed securities	—	—	976,449	—	976,449
Collateralized mortgage obligations	—	—	138,083	—	138,083
Total	$3,214,085	$232,924	$1,633,155	$—	$5,080,164
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At March 31, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $5.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.5 billion. At December 31, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $5.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.9 billion.
(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	March 31, 2016	December 31, 2015
	(In Thousands)
Commitments to extend credit	$27,309,430	$27,853,409
Standby and commercial letters of credit	1,511,613	1,709,145
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At March 31, 2016 and December 31, 2015, the recorded amount of these deferred fees was $6.4 million and $6.0 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2016, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.5 billion. At March 31, 2016 and December 31, 2015, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $111 million and $85 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both March 31, 2016 and December 31, 2015, the amount of potential recourse was $19 million of which the Company had reserved $658 thousand and $869 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both March 31, 2016 and December 31, 2015, the Company had $2 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At March 31, 2016 and December 31, 2015, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $146 million and $145 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification liability. At March 31, 2016 and December 31, 2015, the FDIC indemnification liability was $136 million and $131 million, respectively, and was recorded in accrued expenses and other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets.

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
In February 2011, BBVA Securities, Inc. (“BSI”) was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California, The California Public Employees’ Retirement System v. BBVA Securities, Inc., et al., wherein the claims arise out of securities offerings in which Lehman Brothers was the issuer. BSI was one of the underwriters. The plaintiff alleges that Lehman Brothers made material misstatements in the offering materials, and that the underwriter defendants failed to conduct appropriate due diligence to discovery the alleged misrepresentations. The plaintiff seeks unspecified monetary relief. The court granted the underwriter defendants’ motion to dismiss and the plaintiff has appealed. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In May 2013, BBVA Compass was named as a counterclaim defendant in a lawsuit filed in the United States District Court for the Southern District of California, BBVA Compass v. Morris Cerullo World Evangelism, wherein the defendant/counterclaim plaintiff alleges that BBVA Compass wrongfully failed to honor a standby letter of credit in the amount of $5.2 million. The defendant/counterclaim plaintiff seeks $5.2 million, plus other, unspecified monetary relief. BBVA Compass obtained a defense verdict following a bench trial and the defendant/counterclaim plaintiff has appealed. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In June 2013, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court of the Northern District of Alabama, Intellectual Ventures II, LLC v. BBVA Compass Bancshares, Inc. and BBVA Compass, wherein the plaintiff alleges that BBVA Compass is infringing five patents owned by the plaintiff and related to the security infrastructure for BBVA Compass’ online banking services. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In March 2014, BBVA Compass was named as a defendant in a lawsuit filed in the Circuit Court of the Fourth Judicial Circuit in Duval County, Florida, Jack C. Demetree, et al. v. BBVA Compass, wherein the plaintiffs allege that their accountant stole approximately $16.4 million through unauthorized transactions on their accounts from 2006 to 2013. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In January 2016, BSI was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration statements and prospectuses filed with the Securities and Exchange Commission in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline. BSI was one of the underwriters. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
The Company (including its subsidiaries) is or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding the Company’s business. Such matters may result in material adverse consequences, including without limitation adverse judgments, settlements, fines, penalties, orders, injunctions, alterations in the Company’s business practices or other actions, and could result in additional expenses and collateral costs, including reputational damage, which could have a material adverse impact on the Company’s business, consolidated financial position, results of operations or cash flows.

The Company owns all of the outstanding stock of BSI, a registered broker-dealer. Applicable law limits BSI from deriving more than 25 percent of its gross revenues from underwriting or dealing in bank-ineligible securities (“ineligible revenue”). Prior to the contribution of BSI to the Company in April 2013, BSI’s ineligible revenues in certain periods exceeded the 25 percent limit. The Company is cooperating with the Federal Reserve Board as it considers potential enforcement action against BSI and the Company including the imposition of civil money penalties or other actions.
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At March 31, 2016, the Company had accrued legal reserves in the amount of $30 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At March 31, 2016, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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
Income Tax Review
The Company is subject to review and examination from various tax authorities. The Company is currently under examination by a number of states, and has received notices of proposed adjustments related to state income taxes due for prior years. Management believes that adequate provisions for income taxes have been recorded.
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
At both March 31, 2016 and December 31, 2015, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains of $1.9 million and $548 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2016 and 2015, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(1.5) million and $(400) thousand for the three months ended March 31, 2016 and 2015, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2016
Residential mortgage loans held for sale	$96,784	$92,882	$3,902
December 31, 2015
Residential mortgage loans held for sale	$70,582	$68,553	$2,029
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,843,167	$3,843,167	$—	$—
State and political subdivisions	1,173	—	1,173	—
Other debt securities	6,260	—	6,260	—
Interest rate contracts	488,532	—	488,532	—
Commodity contracts	8,867	—	8,867	—
Foreign exchange contracts	9,463	—	9,463	—
Other trading assets	1,071	—	—	1,071
Total trading account assets	4,358,533	3,843,167	514,295	1,071
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,719,346	1,515,720	1,203,626	—
Mortgage-backed securities	4,570,825	—	4,570,825	—
Collateralized mortgage obligations	3,486,161	—	3,486,161	—
States and political subdivisions	14,285	—	14,285	—
Other debt securities	19,358	19,358	—	—
Equity securities (1)	298	45	—	253
Total investment securities available for sale	10,810,273	1,535,123	9,274,897	253
Loans held for sale	96,784	—	96,784	—
Derivative assets:
Interest rate contracts	112,012	—	108,316	3,696
Equity contracts	64,666	—	64,666	—
Foreign exchange contracts	1,461	—	1,461	—
Total derivative assets	178,139	—	174,443	3,696
Other assets	40,717	—	—	40,717
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$3,773,727	$3,773,727	$—	$—
Other debt securities	1,054	—	1,054	—
Interest rate contracts	424,520	—	424,520	—
Commodity contracts	8,858	—	8,858	—
Foreign exchange contracts	8,174	—	8,174	—
Total trading account liabilities	4,216,333	3,773,727	442,606	—
Derivative liabilities:
Interest rate contracts	14,988	—	14,988	—
Equity contracts	61,115	—	61,115	—
Foreign exchange contracts	5,238	—	5,238	—
Total derivative liabilities	81,341	—	81,341	—

(1)	Excludes $456 million of FHLB and Federal Reserve stock required to be owned by the Company at March 31, 2016. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three months ended March 31, 2016 and 2015. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(154)	—	2,669	(3,034)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	76	—	—
Issuances	—	—	—	2,759
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, March 31, 2015	$1,436	$80	$4,987	$35,213
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2015	$(154)	$—	$2,669	$(3,034)

Balance, January 1, 2016	$1,117	$253	$2,874	$44,541
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(46)	—	822	(8,231)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	4,407
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, March 31, 2016	$1,071	$253	$3,696	$40,717
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2016	$(46)	$—	$822	$(8,231)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three months ended March 31, 2016 and 2015 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Impaired loans (1)	$69,032	$—	$—	$69,032	$(15,408)
OREO	17,877	—	—	17,877	(699)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$3,205	$—	$—	$3,205	$(285)
Impaired loans (1)	132,336	—	—	132,336	(3,304)
OREO	17,764	—	—	17,764	(1,259)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2016	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,071	Discounted cash flow	Default rate	10.5%
			Prepayment rate	5.7% - 9.8% (7.5%)
Interest rate contracts	3,696	Discounted cash flow	Closing ratios (pull-through)	3.7% - 99.4% (62.1%)
			Cap grids	0.3% - 2.3% (1.1%)
Other assets - MSRs	40,717	Discounted cash flow	Option adjusted spread	6.1% - 18.6% (8.1%)
			Constant prepayment rate or life speed	1.8% - 56.8% (10.8%)
			Cost to service	$65 - $4,000 ($88)
Nonrecurring fair value measurements:
Impaired loans	69,032	Appraised value	Appraised value	0.0% - 100.0% (33.0%)
OREO	17,877	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$5,344,833	$5,344,833	$5,344,833	$—	$—
Investment securities held to maturity	1,267,953	1,201,832	—	—	1,201,832
Loans, net	61,282,250	58,119,601	—	—	58,119,601
Liabilities:
Deposits	$68,947,616	$69,070,020	$—	$69,070,020	$—
FHLB and other borrowings	4,383,454	4,339,062	—	4,339,062	—
Federal funds purchased and securities sold under agreements to repurchase	893,786	893,786	—	893,786	—
Other short-term borrowings	150,000	150,000	—	150,000	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,452,892	$4,452,892	$4,452,892	$—	$—
Investment securities held to maturity	1,322,676	1,244,121	—	—	1,244,121
Loans, net	60,561,411	57,916,215	—	—	57,916,215
Liabilities:
Deposits	$65,980,530	$66,089,665	$—	$66,089,665	$—
FHLB and other borrowings	5,438,620	5,405,386	—	5,405,386	—
Federal funds purchased and securities sold under agreements to repurchase	750,154	750,154	—	750,154	—
Other short-term borrowings	150,000	150,000	—	150,000	—
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
(9) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended March 31,
	2016			2015
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$107,725	$39,461	$68,264	$64,790	$28,202	$36,588
Less: reclassification adjustment for net gains on sale of securities in net income	8,353	3,059	5,294	32,832	14,292	18,540
Net change in unrealized gains on securities available for sale	99,372	36,402	62,970	31,958	13,910	18,048
Change in unamortized net holding losses on investment securities held to maturity	835	306	529	3,142	1,368	1,774
Less: non-credit related impairment on investment securities held to maturity	—	—	—	87	38	49
Change in unamortized non-credit related impairment on investment securities held to maturity	351	129	222	276	120	156
Net change in unamortized holding losses on securities held to maturity	1,186	435	751	3,331	1,450	1,881
Unrealized holding gains arising during period from cash flow hedge instruments	4,275	1,566	2,709	3,646	1,587	2,059
Change in defined benefit plans	1,300	369	931	2,716	1,001	1,715
Other comprehensive income	$106,133	$38,772	$67,361	$41,651	$17,948	$23,703

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2015	$4,469	$(7,189)	$(41,121)	$(7,516)	$(51,357)
Other comprehensive income (loss) before reclassifications	36,588	2,650	—	(49)	39,189
Amounts reclassified from accumulated other comprehensive income (loss)	(16,766)	(591)	1,715	156	(15,486)
Net current period other comprehensive income	19,822	2,059	1,715	107	23,703
Balance, March 31, 2015	$24,291	$(5,130)	$(39,406)	$(7,409)	$(27,654)

Balance, January 1, 2016	$(56,326)	$(6,378)	$(29,166)	$(7,437)	$(99,307)
Other comprehensive income before reclassifications	68,264	3,038	—	—	71,302
Amounts reclassified from accumulated other comprehensive income (loss)	(4,765)	(329)	931	222	(3,941)
Net current period other comprehensive income	63,499	2,709	931	222	67,361
Balance, March 31, 2016	$7,173	$(3,669)	$(28,235)	$(7,215)	$(31,946)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)		Condensed Consolidated Statement of Income Caption
	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Unrealized Gains on Securities Available for Sale and Transferred to Held to Maturity	$8,353	$32,832	Investment securities gains, net
	(835)	(3,142)	Interest on investment securities held to maturity
	7,518	29,690
	(2,753)	(12,924)	Income tax expense
	$4,765	$16,766	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$2,048	$2,813	Interest and fees on loans
	(1,529)	(1,766)	Interest and fees on FHLB advances
	519	1,047
	(190)	(456)	Income tax expense
	$329	$591	Net of tax

Defined Benefit Plan Adjustment	$(1,300)	$(2,716)	(2)
	369	1,001	Income tax benefit
	$(931)	$(1,715)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(351)	$(276)	Interest on investment securities held to maturity
	129	120	Income tax benefit
	$(222)	$(156)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, in the Notes to the December 31, 2015, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$108,970	$90,984
Net income taxes paid	2,658	2,212
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$6,651	$2,718
Transfer of loans to loans held for sale	764,022	—
Change in unrealized gains on available for sale securities	99,372	31,958
Issuance of restricted stock, net of cancellations	(66)	458

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
The following tables present the segment information for the Company’s segments.

	Three Months Ended March 31, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$541,391	$40,908	$(2,372)	$(63,046)	$516,881
Allocated provision for loan losses	58,187	53,427	—	1,631	113,245
Noninterest income	178,913	41,522	11,387	(5,243)	226,579
Noninterest expense	460,848	78,677	5,237	28,357	573,119
Net income (loss) before income tax expense (benefit)	201,269	(49,674)	3,778	(98,277)	57,096
Income tax expense (benefit)	70,444	(17,386)	1,322	(31,762)	22,618
Net income (loss)	130,825	(32,288)	2,456	(66,515)	34,478
Less: net income attributable to noncontrolling interests	105	—	423	—	528
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$130,720	$(32,288)	$2,033	$(66,515)	$33,950
Average assets	$55,963,143	$12,707,022	$16,283,929	$7,294,978	$92,249,072

	Three Months Ended March 31, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$484,160	$39,886	$18,382	$(33,399)	$509,029
Allocated provision for loan losses	30,524	10,973	—	534	42,031
Noninterest income	171,908	49,486	33,856	(5,980)	249,270
Noninterest expense	426,070	39,436	5,097	52,116	522,719
Net income (loss) before income tax expense (benefit)	199,474	38,963	47,141	(92,029)	193,549
Income tax expense (benefit)	69,816	13,637	16,500	(48,171)	51,782
Net income (loss)	129,658	25,326	30,641	(43,858)	141,767
Less: net income attributable to noncontrolling interests	228	—	429	—	657
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$129,430	$25,326	$30,212	$(43,858)	$141,110
Average assets	$52,627,209	$11,834,345	$13,572,927	$7,052,674	$85,087,155
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financials have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2015 segment information has been revised to conform to the 2016 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable to those presented by other financial institutions.
(12) Related Party Transactions
The Company enters into various transactions with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2016 and 2015.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $4.9 billion and $5.3 billion as of March 31, 2016 and December 31, 2015, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	March 31, 2016	December 31, 2015
	(In Thousands)
Derivative contracts:
Fair value hedges	$24,597	$(9,405)
Free-standing derivatives not designated as hedging instruments	(50,944)	(20,082)
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

	March 31, 2016	December 31, 2015
	(In Thousands)
Securities purchased under agreements to resell	$94,915	$26,404
Securities sold under agreements to repurchase	81,618	74,049

Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At both March 31, 2016 and December 31, 2015, there was $150 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $822 thousand and $552 thousand for the three months ended March 31, 2016 and 2015, respectively, and are included in other noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $3.9 million and $2.4 million for the three months ended March 31, 2016 and 2015 and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements were $6.8 million and $6.3 million for the three months ended March 31, 2016 and 2015 and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock. At March 31, 2016, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended March 31, 2016, the Company paid $3.2 million of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the three months ended March 31, 2016, the Company sold approximately $444 million of commercial loans to BBVA and recognized a gain on sale of $1.5 million that was recorded as a component of other noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, (3) income taxes and (4) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, included herein.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended March 31, 2016 was $34.0 million compared to $141.1 million earned during the three months ended March 31, 2015. The decrease in net income attributable to the Company was primarily due to an increase in provision expense and an increase in noninterest expense, as well as lower levels of noninterest income offset in part by an increase in net interest income.
Net interest income totaled $516.9 million for the three months ended March 31, 2016 compared to $509.0 million for the three months ended March 31, 2015. The net interest margin for the three months ended March 31, 2016 was 2.73%, a decrease of 18 basis points compared to 2.91% for the three months ended March 31, 2015. The decrease in net interest margin for the three months ended March 31, 2016 reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio.
The provision for loan losses was $113.2 million for the three months ended March 31, 2016 compared to $42.0 million of provision for loan losses for the three months ended March 31, 2015. The increase was primarily attributable to a decline in credit quality indicators stemming from downgrades in the energy portfolio during the three months ended March 31, 2016. Net charge-offs for the three months ended March 31, 2016 totaled $53.5 million which represented a $28.3 million increase compared to $25.2 million for the three months ended March 31, 2015. The increase in net charge-offs for the three months ended March 31, 2016 as compared to the corresponding period in 2015 was primarily driven by a $14.2 million increase in net charge-offs related to energy loans as well as a $13.4 million increase in consumer direct and consumer indirect net charge-offs.
Noninterest income was $226.6 million, a decrease of $22.7 million compared to the three months ended March 31, 2015. The decrease in noninterest income was largely attributable to a $24.5 million decrease in investment securities gains and an $11.6 million decrease in mortgage banking income. This was offset in part by a $19.9 million increase in other noninterest income, primarily as a result of gains on the sale of loans not initially originated for sale in the secondary market.
Noninterest expense was $573.1 million for the three months ended March 31, 2016, an increase of $50.4 million compared to the three months ended March 31, 2015. The increase in noninterest expense was primarily attributable to a $51.6 million increase in other noninterest expense stemming from an increase in provision for unfunded commitments driven by the downgrades in the energy lending portfolio.
Income tax expense was $22.6 million for the three months ended March 31, 2016 compared to $51.8 million for the three months ended March 31, 2015. This resulted in an effective tax rate of 39.6% for 2016 and 26.8% for 2015.
The Company's total assets at March 31, 2016 were $92.2 billion, an increase of $2.2 billion from December 31, 2015 levels. Total loans, excluding loans held for sale, were $62.1 billion at March 31, 2016, an increase of $781 million or 1.3% from year-end December 31, 2015 levels. The growth in loans was primarily driven by an increase in commercial loans. Deposits increased $3.0 billion or 4.5% compared to December 31, 2015, driven by a 3.6% increase in transaction accounts, which was fueled by an increase in noninterest bearing deposits.
Total shareholder's equity at March 31, 2016 was $12.7 billion, an increase of $94 million compared to December 31, 2015.
Capital
Beginning January 1, 2015, the Company began the transition period for the Basel III capital rules. As such, the Company will report Basel III capital ratios under the phase-in provisions for regulatory reporting purposes until fully phased in at January 1, 2019. Under these phase-in provisions, the Company's Tier1 and CET1 ratios were 10.99% and 10.64%, respectively, at March 31, 2016 compared to 11.08% and 10.70%, respectively, at December 31, 2015.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is dividends from the Bank. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay any dividends at March 31, 2016 and December 31, 2015 without regulatory approval.
At March 31, 2016, the Company was fully compliant with the liquidity coverage ratio rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Regulatory
In March 2016, the Federal Reserve Bank of Atlanta notified the Company that the Bank had improved its rating to Satisfactory on its most recent Community Reinvestment Act exam.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $34.0 million and $141.1 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s results of operations for the three months ended March 31, 2016 reflected higher net interest income offset by higher provision for loan losses and noninterest expense as well as lower noninterest income.
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
Three Months Ended March 31, 2016 and 2015
Net interest income totaled $516.9 million for the three months ended March 31, 2016 compared to $509.0 million for the three months ended March 31, 2015.
Net interest income on a fully taxable equivalent basis totaled $536.2 million for the three months ended March 31, 2016 compared with $527.6 million for the three months ended March 31, 2015. Net interest income on a fully taxable equivalent basis increased $8.6 million in 2016 compared to 2015. The increase in net interest income was primarily the result of an increase in total interest earning assets driven by higher balances in loans and trading account securities. Offsetting this increase was an increase in total interest bearing liabilities due to an increase in the balances of interest bearing deposits and other short-term borrowings for the three months ended March 31, 2016 compared to the same period in 2015.

Net interest margin was 2.73% for the three months ended March 31, 2016 compared to 2.91% for the three months ended March 31, 2015. The 18 basis point decline in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin has been negatively impacted by a $933 million increase in the average balance of trading account securities and an $875 million increase in the average balance of other short term borrowings due to an increase in U.S. Treasury long and short positions held by BSI.
The fully taxable equivalent yield for the three months ended March 31, 2016 for the loan portfolio was 3.73% compared to 3.85% for the same period in 2015. The yield on non-covered loans for the three months ended March 31, 2016 was 3.70% compared to 3.77% for the corresponding period in 2015. The yield on covered loans for the three months ended March 31, 2016 was 8.44% compared to 12.71% for the corresponding period in 2015. The decrease in yield on covered loans was primarily due to the impact of the quarterly reassessment of expected future cash flows.
The fully taxable equivalent yield on the investment securities portfolio was 1.81% for the three months ended March 31, 2016, compared to 2.13% for the three months ended March 31, 2015. The 32 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.
The yield on trading account securities increased to 1.46% for the three months ended March 31, 2016 compared to 1.29% for the three months ended March 31, 2015 due to an increase in U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.66% for the three months ended March 31, 2016 compared to 0.64% for the three months ended March 31, 2015.
The average rate paid on FHLB and other borrowings for the three months ended March 31, 2016 was 1.43% compared to 1.59% for the corresponding period in 2015. The 16 basis point decrease was driven by changes in the value of interest rate contracts hedging the value of FHLB and other borrowings offset by the impact of the $700 million issuance of subordinated notes in April 2015 under the Global Bank Note program.
The average rate on other short-term borrowings increased 7 basis points to 1.39% for the three months ended March 31, 2016 due to the effect of the increase in U.S. Treasury short positions held by BSI, as well as the impact of the increase in the federal funds rate in December 2015.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$61,766,631	$568,214	3.70%	$58,325,525	$542,609	3.77%
Covered loans	429,332	9,008	8.44	487,524	15,280	12.71
Loans (1) (2) (3)	62,195,963	577,222	3.73	58,813,049	557,889	3.85
Investment securities – AFS (tax exempt) (3)	13,283	250	7.57	426,278	4,362	4.15
Investment securities – AFS (taxable)	11,177,452	46,034	1.66	9,532,315	45,368	1.93
Total investment securities – AFS	11,190,735	46,284	1.66	9,958,593	49,730	2.03
Investment securities – HTM (tax exempt) (3)	1,085,545	8,722	3.23	1,111,793	8,487	3.10
Investment securities – HTM (taxable)	207,231	1,116	2.17	248,603	1,176	1.92
Total investment securities - HTM	1,292,776	9,838	3.06	1,360,396	9,663	2.88
Trading account securities (3)	3,944,776	14,322	1.46	3,011,924	9,614	1.29
Other (4) (5)	437,255	4,365	4.02	475,641	996	0.85
Total earning assets	79,061,505	652,031	3.32	73,619,603	627,892	3.46
Noninterest earning assets:
Cash and due from banks	4,641,498			3,042,002
Allowance for loan losses	(784,632)			(691,535)
Net unrealized gain on investment securities available for sale	198			67,067
Other noninterest earning assets	9,330,503			9,050,018
Total assets	$92,249,072			$85,087,155
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,085,934	3,942	0.22	$7,634,040	3,037	0.16
Savings and money market accounts	25,775,565	26,743	0.42	23,790,189	26,898	0.46
Certificates and other time deposits	14,433,919	47,069	1.31	12,614,526	39,645	1.27
Foreign office deposits	127,121	61	0.19	148,945	73	0.20
Total interest bearing deposits	47,422,539	77,815	0.66	44,187,700	69,653	0.64
FHLB and other borrowings	5,064,803	18,012	1.43	4,880,657	19,106	1.59
Federal funds purchased and securities sold under agreements to repurchase (5)	800,243	6,157	3.09	939,813	1,326	0.57
Other short-term borrowings	4,025,428	13,896	1.39	3,150,252	10,248	1.32
Total interest bearing liabilities	57,313,013	115,880	0.81	53,158,422	100,333	0.77
Noninterest bearing deposits	20,061,551			17,933,517
Other noninterest bearing liabilities	2,179,817			1,878,784
Total liabilities	79,554,381			72,970,723
Shareholder’s equity	12,694,691			12,116,432
Total liabilities and shareholder’s equity	$92,249,072			$85,087,155
Net interest income/net interest spread		$536,151	2.51%		$527,559	2.69%
Net interest margin			2.73%			2.91%
Taxable equivalent adjustment		19,270			18,530
Net interest income		$516,881			$509,029

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended March 31, 2016 and 2015
For the three months ended March 31, 2016, the Company recorded $113.2 million of provision for loan losses compared to $42.0 million of provision for loan losses for the three months ended March 31, 2015. The increase in provision for loan losses for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily attributable to a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2016. The Company recorded net charge-offs of $53.5 million during the three months ended March 31, 2016 compared to $25.2 million during the corresponding period in 2015. Included in net-charge-offs for the three months ended March 31, 2016 was $14.2 million of net charge-offs related to energy loans compared to no charge-offs related to energy loans for the three months ended March 31, 2015. Net charge-offs were 0.35% of average loans for the three months ended March 31, 2016 compared to 0.17% of average loans for the three months ended March 31, 2015.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Service charges on deposit accounts	$51,492	$53,284
Card and merchant processing fees	29,742	26,183
Retail investment sales	22,567	25,146
Investment banking and advisory fees	23,604	30,334
Asset management fees	8,805	8,096
Corporate and correspondent investment sales	4,413	6,259
Mortgage banking	(3,434)	8,159
Bank owned life insurance	4,416	4,788
Investment securities gains, net	8,353	32,832
Loss on prepayment of FHLB and other borrowings, net	—	(2,549)
Other	76,621	56,738
Total noninterest income	$226,579	$249,270
Three Months Ended March 31, 2016 and 2015
Noninterest income was $226.6 million for the three months ended March 31, 2016 compared to $249.3 million for the three months ended March 31, 2015. The decrease in noninterest income was driven by decreases in mortgage banking and investment securities gains which were partially offset by an increase in other noninterest income.
Mortgage banking for the three months ended March 31, 2016 decreased $11.6 million from $8.2 million for the three months ended March 31, 2015. Mortgage banking for the three months ended March 31, 2016 included $3.8 million of origination fees and gains on sales of mortgage loans as well as losses of $7.1 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the three months ended March 31, 2015 included $8.4 million of origination fees and gains on sales of mortgage loans as well as losses of $62 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income for the three months ended March 31, 2016 compared to the corresponding period in 2015 was primarily driven by a sharp decline in rates during the first quarter of 2016 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs.
Investment securities gains, net decreased to $8.4 million for the three months ended March 31, 2016, compared to $32.8 million in the three months ended March 31, 2015. See "—Investment Securities" for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended March 31, 2016, other income increased by $19.9 million primarily due to the recognition of $16.1 million in gains from the sales of $316 million of mortgage loans and $444 million of commercial loans not initially originated for sale in the secondary market.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Salaries, benefits and commissions	$278,035	$259,262
Equipment	60,136	58,141
Professional services	55,694	46,559
Net occupancy	39,120	39,280
FDIC indemnification expense	4,710	28,789
Amortization of intangibles	4,093	10,687
Total securities impairment	—	285
Other	131,331	79,716
Total noninterest expense	$573,119	$522,719
Three Months Ended March 31, 2016 and 2015
Noninterest expense was $573.1 million for the three months ended March 31, 2016 compared to $522.7 million for the three months ended March 31, 2015. The increase in noninterest expense was due to increases in professional services and other noninterest expense offset, in part, by decreases in FDIC indemnification expense and amortization of intangibles.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased by $9.1 million during the three months ended March 31, 2016 to $55.7 million compared to $46.6 million for the corresponding period in 2015 due to increases of approximately $3.0 million, $1.9 million and $1.4 million related to outsourcing, credit card processing and corporate legal expense, respectively.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset and liability stemming from changes in credit expectations of covered loans, was $4.7 million during the three months ended March 31, 2016 compared to $28.8 million for the corresponding period in 2015. The decrease for the three months ended March 31, 2016 was primarily a result of the continued decline in the balance of the covered loan portfolio.
Amortization expense decreased by $6.6 million to $4.1 million for the three months ended March 31, 2016 due to the lower level of intangible assets at March 31, 2016 compared to the same period in 2015.

Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $51.6 million during the three months ended March 31, 2016 to $131.3 million compared to $79.7 million for the three months ended March 31, 2015. The increase was largely attributable to a $25.7 million increase in the provision for unfunded commitments due to risk rating downgrades in the energy portfolio.
Income Tax Expense
Three Months Ended March 31, 2016 and 2015
The Company’s income tax expense totaled $22.6 million and $51.8 million for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate was 39.6% for the three months ended March 31, 2016 and 26.8% for the three months ended March 31, 2015.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $4.4 billion at March 31, 2016 compared to $4.1 billion at December 31, 2015. The $220 million increase in trading account assets was primarily attributable to an increase in interest contracts for customers.
Investment Securities
As of March 31, 2016, the securities portfolio included $11.3 billion in available for sale securities and $1.3 billion in held to maturity securities for a total investment portfolio of $12.5 billion, an increase of $161 million compared with December 31, 2015.
During the three months ended March 31, 2016, the Company received proceeds of $561 million related to the sale of U.S. Treasury and other U.S. government agencies securities classified as available for sale which resulted in net gains of $8.4 million. During the three months ended March 31, 2015, the Company received proceeds of $1.1 billion from the sale of U.S. Treasury and other U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations and states and political subdivisions classified as available for sale which resulted in net gains of $32.8 million.
Lending Activities
Average loans and loans held for sale represented 78.7% of average interest-earnings assets at March 31, 2016, compared to 78.9% at December 31, 2015. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	March 31, 2016	December 31, 2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,864,047	$26,022,374
Real estate – construction	2,407,511	2,354,253
Commercial real estate – mortgage	10,647,394	10,453,280
Total commercial loans	$39,918,952	$38,829,907
Consumer loans:
Residential real estate – mortgage	$13,590,269	$13,993,285
Equity lines of credit	2,433,370	2,419,815
Equity loans	547,567	580,804
Credit card	605,305	627,359
Consumer direct	995,652	936,871
Consumer indirect	3,589,756	3,495,082
Total consumer loans	$21,761,919	$22,053,216
Covered loans	423,819	440,961
Total loans	$62,104,690	$61,324,084
Loans held for sale	96,784	70,582
Total loans and loans held for sale	$62,201,474	$61,394,666
Loans and loans held for sale, net of unearned income, totaled $62.2 billion at March 31, 2016, an increase of $807 million from December 31, 2015. The increase in total loans was primarily driven by growth in commercial loans offset by a decrease in residential real estate-mortgage loans due to the sale of $316 million of residential real estate-mortgage loans during the three months ended March 31, 2016.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $906 million at March 31, 2016 an increase of $400 million compared to $506 million at December 31, 2015. The increase in nonperforming assets was primarily due to a $411 million increase in nonaccrual loans related to downgrades of certain loans in the energy portfolio. At March 31, 2016, energy nonaccrual loans were $470 million compared to $92 million at December 31, 2015. Excluding energy loans, asset quality in the remainder of the loan portfolio has remained solid. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.46% at March 31, 2016 compared with 0.82% at December 31, 2015.

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
Potential problem loans decreased $61 million from December 31, 2015 to March 31, 2016. The decrease was primarily attributable to loans in the energy portfolio migrating to nonaccrual offset by additional downgrades in the energy portfolio. See "—Concentrations" for additional discussion.

Table 5 Potential Problem Loans

	March 31, 2016	December 31, 2015
	(In Thousands)
Commercial, financial and agricultural	$545,247	$580,491
Real estate – construction	—	174
Commercial real estate – mortgage	48,313	74,373
	$593,560	$655,038

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	March 31, 2016	December 31, 2015
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$568,154	$161,591
Real estate – construction	5,712	5,908
Commercial real estate – mortgage	71,889	69,953
Residential real estate – mortgage	117,602	113,234
Equity lines of credit	33,991	35,023
Equity loans	13,925	15,614
Credit card	—	—
Consumer direct	682	561
Consumer indirect	6,386	5,027
Covered	693	134
Total nonaccrual loans	819,034	407,045
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$819,034	$407,045
Accruing TDRs: (1)
Commercial, financial and agricultural	$9,545	$9,402
Real estate – construction	2,664	2,247
Commercial real estate – mortgage	5,425	33,904
Residential real estate – mortgage	65,173	67,343
Equity lines of credit	—	—
Equity loans	37,132	37,108
Credit card	—	—
Consumer direct	868	908
Consumer indirect	—	—
Covered	—	—
Total TDRs	120,807	150,912
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$120,807	$150,912
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$3,012	$3,567
Real estate – construction	415	421
Commercial real estate – mortgage	807	2,237
Residential real estate – mortgage	1,507	1,961
Equity lines of credit	1,010	2,883
Equity loans	443	704
Credit card	9,413	9,718
Consumer direct	2,951	3,537
Consumer indirect	4,149	5,629
Covered	36,783	37,972
Total loans 90 days past due and accruing	60,490	68,629
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$60,490	$68,629
OREO	$17,877	$20,862
Other repossessed assets	$8,601	$8,774

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	March 31, 2016	December 31, 2015
	(In Thousands)
Nonaccrual loans	$819,034	$407,045
Loans 90 days or more past due and accruing (1)	60,490	68,629
TDRs 90 days or more past due and accruing	491	874
Nonperforming loans	880,015	476,548
OREO	17,877	20,862
Other repossessed assets	8,601	8,774
Total nonperforming assets	$906,493	$506,184

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	March 31, 2016	December 31, 2015
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.41%	0.78%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.46%	0.82%
Allowance for loan losses as a percentage of loans	1.32%	1.24%
Allowance for loan losses as a percentage of nonperforming loans (3)	93.46%	160.04%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance at beginning of period	$20,862	$20,600
Transfer of loans and loans held for sale to OREO	6,651	2,718
Sales of OREO	(8,937)	(4,295)
Write-downs of OREO	(699)	(1,259)
Balance at end of period	$17,877	$17,764

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance at beginning of period,	$406,911	$322,540
Additions	497,717	113,595
Returns to accrual	(8,987)	(12,066)
Loan sales	—	(320)
Payments and paydowns	(5,340)	(25,640)
Transfers to OREO	(5,312)	(2,069)
Charge-offs	(66,648)	(38,680)
Balance at end of period	$818,341	$357,360
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance at beginning period	$227,817	$243,374
New TDRs	8,862	4,825
Payments/Payoffs	(37,663)	(12,891)
Charge-offs	(704)	(1,660)
Loan sales	—	—
Transfer to OREO	(151)	—
Balance at end of period	$198,161	$233,648
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $198 million at March 31, 2016 from $228 million at December 31, 2015. Included in these amounts are $121 million at March 31, 2016 and $151 million at December 31, 2015 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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

Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $822 million at March 31, 2016, from $763 million at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.32% at March 31, 2016 compared to 1.24% at December 31, 2015. Nonperforming loans were $880 million at March 31, 2016 compared to $477 million at December 31, 2015. The allowance attributable to individually impaired loans was $101 million at March 31, 2016 compared to $71 million at December 31, 2015.
Net charge-offs were 0.35% of average loans for the three months ended March 31, 2016 compared to 0.17% of average loans for the three months ended March 31, 2015. The increase in net charge-offs for the three months ended March 31, 2016 as compared to the corresponding period in 2015 was primarily driven by a $13.6 million increase in commercial, financial and agricultural net charge-off. Commercial, financial and agricultural net charge-offs include $14.2 million of net charge-offs related to energy loans for the three months ended March 31, 2016 compared to no net charge-offs related to energy loans for the three months ended March 31, 2015. Additionally, the increase was driven by a $5.2 million increase in consumer direct net-charge-offs and an $8.2 million increase in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 12 Summary of Loan Loss Experience

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
Average loans outstanding during the period	$62,119,402	$58,713,393
Allowance for loan losses, beginning of period	$762,673	$685,041
Charge-offs:
Commercial, financial and agricultural	19,806	6,619
Real estate – construction	241	34
Commercial real estate – mortgage	448	601
Residential real estate – mortgage	2,245	3,152
Equity lines of credit	3,128	2,809
Equity loans	828	793
Credit card	8,923	8,532
Consumer direct	9,808	5,336
Consumer indirect	21,222	10,677
Covered	249	873
Total charge-offs	66,898	39,426
Recoveries:
Commercial, financial and agricultural	1,749	2,182
Real estate – construction	543	1,460
Commercial real estate – mortgage	426	398
Residential real estate – mortgage	1,284	2,225
Equity lines of credit	913	866
Equity loans	222	422
Credit card	733	698
Consumer direct	1,097	1,858
Consumer indirect	6,453	4,109
Covered	—	—
Total recoveries	13,420	14,218
Net charge-offs	53,478	25,208
Total provision for loan losses	113,245	42,031
Allowance for loan losses, end of period	$822,440	$701,864
Net charge-offs to average loans	0.35%	0.17%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of March 31, 2016 and December 31, 2015.
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
The commercial, financial and agricultural portfolio segment totaled $26.9 billion at March 31, 2016, compared to $26.0 billion at December 31, 2015. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans.

Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.

The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 13 Commercial, Financial and Agricultural

	March 31, 2016				December 31, 2015
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$651,245	$64	$—	$—	$627,543	$83	$—	$—
Basic Materials	903,355	1,535	—	—	857,616	99	—	—
Capital Goods & Industrial Services	2,492,737	2,037	210	436	2,587,038	6,520	19	108
Construction & Infrastructure	575,945	44,724	45	133	629,869	13,998	50	139
Consumer & Healthcare	3,252,173	10,416	401	—	3,223,674	10,542	424	189
Energy	4,151,399	470,357	121	—	3,840,226	92,467	120	—
Financial Services	1,042,009	56	4	—	1,074,595	131	5	—
General Corporates	1,856,066	3,998	103	2,268	1,410,666	2,092	51	2,534
Institutions	2,604,914	7,779	8,342	—	2,542,284	5,841	8,375	—
Leisure	1,946,415	9,166	213	—	2,118,578	11,077	224	66
Real Estate	1,572,129	164	—	—	1,583,582	146	—	—
Retailers	2,517,659	2,361	38	—	2,374,773	2,671	64	496
Telecoms, Technology & Media	1,618,896	15,367	56	175	1,460,879	15,768	57	35
Transportation	786,578	130	—	—	800,413	156	—	—
Utilities	892,527	—	12	—	890,638	—	13	—
Total Commercial, Financial and Agricultural	$26,864,047	$568,154	$9,545	$3,012	$26,022,374	$161,591	$9,402	$3,567

The Company has been closely monitoring the potential impact of declining and lower oil prices, which began late in 2014 and has continued into 2016, on its energy sector lending portfolio. Total energy exposure, including unused commitments to extend credit and letters of credit was $9.3 billion and $9.4 billion at March 31, 2016 and December 31, 2015, respectively. As shown in Table 14, the Company's energy sector loan balances at March 31, 2016 were approximately $4.2 billion and represented 6.7% of the Company's total loan portfolio compared to $3.8 billion and 6.3% of the Company's total loan portfolio as of December 31, 2015. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 14 Energy Portfolio

	March 31, 2016			December 31, 2015
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$2,140,376	5,034,557	$469,882	$2,040,748	$5,186,887	$91,947
Midstream	1,541,465	3,426,768	—	1,355,503	3,293,216	—
Drilling oil and support services	292,769	504,455	—	266,871	554,782	—
Refineries and terminals	134,211	202,659	475	137,904	211,258	520
Other	42,578	109,413	—	39,200	109,782	—
Total energy portfolio	$4,151,399	$9,277,852	$470,357	$3,840,226	$9,355,925	$92,467
The decline in oil prices has negatively impacted the financial results for many borrowers in the portfolio, leading to internal rating downgrades. The internal rating downgrades reflect the weakened financial performance of certain borrowers in this portfolio. The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at March 31, 2016 was 22.9%, comprised of 5.4% rated special mention and 17.5% rated substandard or lower. At December 31, 2015 the overall level of loans rated special mention or lower in the energy portfolio was 16.3%, comprised of 4.3% rated special mention and 12.0% rated substandard or lower.
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of March 31, 2016, the Company has observed negative trending of the internal risk ratings in the energy lending portfolio and an increase in nonaccrual loans from 2015, as indicated in Table 14. Additionally, the Company has continued to observe negative trending subsequent to March 31, 2016. Currently, the credit quality issues have been isolated to the exploration and production subsector which is the subsector that is most acutely impacted by pricing conditions. At March 31, 2016, approximately 97% of loans rated special mention or lower were in the exploration and production subsector. Within this subsector, many loans are secured and utilize borrowing base features linked to the physical commodity reserves and supported by engineering data. The borrowing bases are refreshed with updated information on a recurring basis. In the current pricing environment, the Company continues to see adequate collateral support of secured energy borrowers, including secured reserve based lines of credit for exploration and production borrowers. The Company's internal valuation methodologies involve independent engineering analysis of a borrower's reserve to calculate the present value of discounted cash flows that secure the loan. In doing so, the Company applies its oil and gas pricing policy, or when needed external market indices for oil and gas prices. Generally, the drilling oil and support services subsector also has a high risk for impact from the pricing environment since their operations are directly impacted by reduced spending by those in the exploration and production sector. However as noted in Table 14, the Company's exposure in this sector is limited.
For the three months ended March 31, 2016, charge-offs in this portfolio were approximately $14.2 million. Charge-offs in this portfolio have remained low as the majority of classified energy portfolio loans remain well secured. However, if the current level of oil prices stagnates or continues to further decline, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of March 31, 2016, the

Company's allowance for loan losses attributable to the energy portfolio totaled approximately 4% of outstanding energy loans.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $10.6 billion and $10.5 billion at March 31, 2016 and December 31, 2015, respectively and real estate - construction loans totaled $2.4 billion at both March 31, 2016, and December 31, 2015, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 15 Commercial Real Estate

	March 31, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$519,296	$3,284	$2,022	$—	$542,889	$2,723	$3,365	$989
Arizona	874,500	6,715	200	—	837,949	4,465	465	—
California	1,104,655	876	134	—	1,104,368	942	222	—
Colorado	397,890	8,174	—	—	395,679	8,460	10,210	—
Florida	1,036,551	9,320	80	—	965,365	9,564	138	—
New Mexico	164,903	6,325	81	—	160,840	6,405	22	—
Texas	3,472,269	27,294	1,995	807	3,269,626	28,956	4,292	1,248
Other	3,077,330	9,901	913	—	3,176,564	8,438	15,190	—
	$10,647,394	$71,889	$5,425	$807	$10,453,280	$69,953	$33,904	$2,237

Table 16 Real Estate – Construction

	March 31, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$26,538	$331	$151	$—	$27,815	$389	$312	$122
Arizona	87,422	2,244	1,378	—	80,713	2,404	—	—
California	347,732	18	11	—	326,698	19	22	—
Colorado	86,157	—	—	—	92,764	—	—	—
Florida	201,183	—	—	—	205,466	—	—	—
New Mexico	16,751	87	25	—	13,092	93	51	—
Texas	1,144,412	2,770	1,099	415	1,105,252	2,727	1,862	299
Other	497,316	262	—	—	502,453	276	—	—
	$2,407,511	$5,712	$2,664	$415	$2,354,253	$5,908	$2,247	$421
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
Residential real estate - mortgage loans totaled $13.6 billion and $14.0 billion at March 31, 2016 and December 31, 2015, respectively. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	March 31, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,042,192	$15,524	$13,654	$23	$1,111,987	$13,868	$14,528	$29
Arizona	1,346,199	7,138	11,020	195	1,395,539	7,251	11,567	242
California	2,970,693	15,620	2,745	93	3,022,425	13,705	2,691	104
Colorado	1,178,248	3,914	3,307	2	1,225,818	3,660	3,471	2
Florida	1,702,805	24,895	10,466	109	1,708,912	24,595	10,595	134
New Mexico	213,186	2,513	2,085	—	217,476	1,827	2,149	32
Texas	4,618,863	30,611	18,544	1,085	4,784,292	25,731	18,908	1,418
Other	518,083	17,387	3,352	—	526,836	22,597	3,434	—
	$13,590,269	$117,602	$65,173	$1,507	$13,993,285	$113,234	$67,343	$1,961

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 18 Residential Real Estate - Mortgage

	March 31, 2016				December 31, 2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$622,758	$80,971	$21,907	$573	$631,139	$72,791	$20,380	$1,359
621 – 680	1,328,746	15,427	19,324	120	1,351,069	21,000	21,018	52
681 – 720	2,136,386	5,768	12,104	109	2,227,263	4,182	12,364	154
Above 720	8,625,121	2,064	10,632	430	8,870,080	1,916	12,350	272
Unknown	877,258	13,372	1,206	275	913,734	13,345	1,231	124
	$13,590,269	$117,602	$65,173	$1,507	$13,993,285	$113,234	$67,343	$1,961
Equity lines of credit and equity loans totaled $3.0 billion at both March 31, 2016 and December 31, 2015. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	March 31, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$573,556	$9,807	$9,799	$341	$586,094	$10,445	$9,847	$1,007
Arizona	409,526	9,622	6,106	287	416,109	8,846	6,267	980
California	296,401	1,238	64	—	292,210	1,676	100	24
Colorado	210,525	4,798	3,211	100	211,464	4,971	3,045	123
Florida	392,765	8,842	7,075	181	393,931	9,178	7,188	472
New Mexico	54,980	1,972	1,032	—	56,148	2,383	1,052	—
Texas	990,547	10,106	8,891	524	985,899	11,447	8,665	845
Other	52,637	1,531	954	20	58,764	1,691	944	136
	$2,980,937	$47,916	$37,132	$1,453	$3,000,619	$50,637	$37,108	$3,587

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 20 Equity Loans and Lines

	March 31, 2016				December 31, 2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$223,052	$22,770	$10,470	$1,161	$220,476	$23,367	$10,923	$3,125
621 – 680	426,024	13,965	13,799	180	439,350	15,677	12,812	187
681 – 720	576,522	7,785	7,330	—	565,476	7,456	8,067	160
Above 720	1,733,340	3,034	5,373	100	1,752,094	3,641	5,143	115
Unknown	21,999	362	160	12	23,223	496	163	—
	$2,980,937	$47,916	$37,132	$1,453	$3,000,619	$50,637	$37,108	$3,587
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at March 31, 2016 were $5.2 billion, or 8.4% of the total loan portfolio compared to $5.1 billion, or 8.3% of the total loan portfolio at December 31, 2015.
Foreign Exposure
As of March 31, 2016, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At March 31, 2016, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of March 31, 2016
	Standard & Poor’s (3)	Moody’s (4)	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa3	BBB+
Short-term debt rating	A-2	-	F2
Compass Bank
Long-term debt rating	BBB+	Baa3	BBB+
Long-term bank deposits (1)	N/A	A3	A-
Subordinated debt	BBB	Baa3	BBB-
Short-term debt rating	A-2	P-3	F2
Short-term deposit rating (2)	N/A	P-2	F2
Outlook	Negative	Stable	Stable
(1) S&P does not provide a rating for long-term bank deposits; therefore, the rating is N/A.
(2) S&P does not provide a short-term deposit rating; therefore, the rating is N/A.
(3) On February 9, 2016, S&P revised its outlook to negative from stable.
(4) On February 16, 2016, Moody's affirmed its ratings and maintained its outlook of stable.
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Deposits
Total deposits increased by $3.0 billion from December 31, 2015 to March 31, 2016. At March 31, 2016 and December 31, 2015, total deposits included $6.5 billion and $7.0 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	March 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,439,114	29.6%	$19,290,266	29.2%
Interest-bearing demand deposits	6,993,680	10.1	7,378,804	11.2
Savings and money market	26,356,454	38.3	25,241,292	38.3
Time deposits	14,825,701	21.5	13,977,170	21.2
Foreign office deposits-interest-bearing	332,667	0.5	92,998	0.1
Total deposits	$68,947,616	100.0%	$65,980,530	100.0%
Total deposits increased by $3.0 billion from December 31, 2015 to March 31, 2016 primarily due to growth in noninterest bearing demand deposits, savings and money market and time deposits. Marketing efforts and new product rollouts were the primary drivers of the growth.

Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both March 31, 2016 and December 31, 2015, the $745 million and $674 million, respectively, of federal funds purchased included in short-term borrowings was primarily a result of customer activity.
The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at March 31, 2016
Federal funds purchased	$766,095	$703,569	0.51%	$745,495	0.51%
Securities sold under agreements to repurchase	148,291	96,674	0.49	148,291	0.45
Other short-term borrowings	4,377,423	4,025,428	1.39	3,924,781	1.39
	$5,291,809	$4,825,671		$4,818,567
Balance at December 31, 2015
Federal funds purchased	$975,785	$692,737	0.26%	$673,545	0.37%
Securities sold under agreements to repurchase	232,605	114,940	0.22	76,609	0.44
Other short-term borrowings	4,982,154	4,006,716	1.31	4,032,644	1.34
	$6,190,544	$4,814,393		$4,782,798
At both March 31, 2016 and December 31, 2015, short-term borrowings totaled $4.8 billion.
At March 31, 2016 and December 31, 2015, FHLB and other borrowings were $4.4 billion and $5.4 billion, respectively. For the three months ended March 31, 2016, the Company had no proceeds received from FHLB and other borrowings and repayments were approximately $1.1 billion.
Shareholder’s Equity
Total shareholder's equity was $12.7 billion at March 31, 2016 compared to $12.6 billion at December 31, 2015, an increase of $94 million. Shareholder's equity increased $34 million due to earnings attributable to the Company during the period as well as a decrease in accumulated other losses of $67 million.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2016, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2016 and 2015.
Table 24 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	March 31, 2016	March 31, 2015
Rate Change
+ 200 basis points	12.53%	9.77%
+ 100 basis points	6.30	4.87
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
Table 25 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	March 31, 2016	March 31, 2015
Rate Change
+ 300 basis points	(1.11)%	(4.58)%
+ 200 basis points	(0.23)	(2.65)
+ 100 basis points	0.39	(1.05)
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

Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2016, the Company had derivative financial instruments outstanding with notional amounts of $34.7 billion. The estimated net fair value of open contracts was in an asset position of $160 million at March 31, 2016. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at March 31, 2016 or December 31, 2015 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. In January 2016, the minimum phased-in LCR requirement was 90 percent, followed by 100 percent in January 2017. At March 31, 2016, the Company was fully compliant with the liquidity coverage ratio rule. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
Under the U.S. Basel III capital rule, the minimum regulatory capital ratios are as follows:
•4.5% CET1 Risk-Based Capital Ratio
•6.0% Tier 1 Risk-Based Capital Ratio
•8.0% Total Risk-Based Capital Ratio
•4.0% Tier 1 Leverage Ratio
The U.S. Basel III capital rule also requires a capital conservation buffer that is designed to absorb losses during periods of economic stress and that must be maintained on top of these minimum risk-based capital ratios. The phase in period for the capital conservation buffer began on January 1, 2016, with an initial phase-in amount of 0.625%. When U.S. Basel III is fully phased-in on January 1, 2019, the Company and Bank will be subject to a 2.5% CET1 capital conservation buffer, under which they must maintain a CET1 Risk-Based Capital Ratio of greater than 7.0%, a Tier 1 Risk-Based Capital Ratio of greater than 8.5%, and a Total Risk-Based Capital Ratio of greater than 10.5%. Failure of the Company or the Bank to maintain the buffer will result in restrictions on the ability to make dividend payments, repurchase shares, and pay discretionary bonuses.

The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at March 31, 2016 and December 31, 2015.
Table 26 Capital Ratios

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,386,352	$7,363,961
Tier 1 Capital	$7,624,752	$7,631,561
Total Capital	$9,403,265	$9,417,750
Ratios:
CET1 Risk-based Capital Ratio	10.64%	10.70%
Tier 1 Risk-based Capital Ratio	10.99%	11.08%
Total Risk-based Capital Ratio	13.55%	13.68%
Leverage Ratio	8.74%	8.95%
At March 31, 2016, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2015.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2015.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, two of which remained outstanding during the three months ended March 31, 2016 and one of which was canceled during the three months ended March 31, 2016. For the three months ended March 31, 2016, revenues of $2,698 (including fees and/or commissions) have been recorded in connection with these counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. Additionally, the BBVA Group received $219,901as a result of the cancellation of one of the counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities will be initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.

Letters of credit. During the year ended December 31, 2015, the BBVA Group had credit exposure to Bank Sepah arising from a letter of credit issued by Bank Sepah to a non-Iranian client of the BBVA Group in Europe. This letter of credit, which was granted before 2004, expired in October 2015. As a result, this letter of credit was no longer outstanding during the three months ended March 31, 2016.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The two employees are Spanish citizens, and one of them has retired. Estimated gross revenues for the three months ended March 31, 2016, from embassy-related activity, which include fees and/or commissions, did not exceed $244. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: May 10, 2016	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer