Form 10-Q
period 2016-06-30
BBVA COMPASS BANCSHARES, INC
filed 2016-08-10
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2016
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
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

•
further instability of oil prices, which could have a negative impact on the economies and real estate markets of states such as Texas, resulting in, among other things, higher delinquencies and increased charge-offs in the energy lending portfolio as well as other commercial and consumer loan portfolios indirectly impacted by changes in oil prices;

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

•	unpredictable natural or other disasters, which could impact the Company's customers or operations;

•	a loss of customer deposits, which could increase the Company's funding costs;

•	the impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;

•	increased loan losses or impairment of goodwill and other intangible assets;

•	potential changes in interchange fees;

•	negative public opinion, which could damage the Company's reputation and adversely impact business and revenues;

•	the Company has in the past and may in the future pursue acquisitions, which could affect costs and from which the Company may not be able to realize anticipated benefits;

•	the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
	(In Thousands)
Assets:
Cash and due from banks	$4,829,763	$4,165,880
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	319,644	330,948
Cash and cash equivalents	5,149,407	4,496,828
Trading account assets	4,355,025	4,138,132
Investment securities available for sale	11,359,159	11,050,520
Investment securities held to maturity (fair value of $1,211,113 and $1,244,121 at June 30, 2016 and December 31, 2015, respectively)	1,258,253	1,322,676
Loans held for sale, at fair value	108,432	70,582
Loans	61,679,943	61,324,084
Allowance for loan losses	(843,051)	(762,673)
Net loans	60,836,892	60,561,411
Premises and equipment, net	1,290,738	1,322,378
Bank owned life insurance	708,143	700,285
Goodwill	5,043,197	5,043,197
Other intangible assets	23,389	31,576
Other real estate owned	18,225	20,862
Other assets	1,602,296	1,310,091
Total assets	$91,753,156	$90,068,538
Liabilities:
Deposits:
Noninterest bearing	$20,132,164	$19,291,533
Interest bearing	47,618,154	46,690,233
Total deposits	67,750,318	65,981,766
FHLB and other borrowings	5,098,048	5,438,620
Federal funds purchased and securities sold under agreements to repurchase	386,343	750,154
Other short-term borrowings	4,352,428	4,032,644
Accrued expenses and other liabilities	1,439,023	1,240,645
Total liabilities	79,026,160	77,443,829
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized - 30,000,000 shares
Issued — 1,150 shares at both June 30, 2016 and December 31, 2015	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both June 30, 2016 and December 31, 2015	2,230	2,230
Surplus	15,022,974	15,160,267
Accumulated deficit	(2,536,230)	(2,696,953)
Accumulated other comprehensive loss	(20,500)	(99,336)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,697,949	12,595,683
Noncontrolling interests	29,047	29,026
Total shareholder’s equity	12,726,996	12,624,709
Total liabilities and shareholder’s equity	$91,753,156	$90,068,538
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Interest income:
Interest and fees on loans	$559,170	$531,394	$1,120,253	$1,075,236
Interest on investment securities available for sale	36,442	48,204	82,639	96,412
Interest on investment securities held to maturity	6,759	6,924	13,554	13,626
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	4,346	1,363	8,712	2,361
Interest on trading account assets	13,412	13,832	27,733	23,446
Total interest income	620,129	601,717	1,252,891	1,211,081
Interest expense:
Interest on deposits	76,933	65,201	154,748	134,854
Interest on FHLB and other borrowings	19,592	27,540	37,604	46,646
Interest on federal funds purchased and securities sold under agreements to repurchase	5,434	1,702	11,591	3,028
Interest on other short-term borrowings	13,932	15,291	27,828	25,539
Total interest expense	115,891	109,734	231,771	210,067
Net interest income	504,238	491,983	1,021,120	1,001,014
Provision for loan losses	86,673	46,149	199,918	88,180
Net interest income after provision for loan losses	417,565	445,834	821,202	912,834
Noninterest income:
Service charges on deposit accounts	51,921	53,690	103,346	106,974
Card and merchant processing fees	31,509	28,711	61,251	54,894
Investment banking and advisory fees	28,335	36,799	51,939	67,133
Money transfer income	26,477	23,375	50,902	43,834
Retail investment sales	26,985	26,373	49,552	51,519
Asset management fees	8,386	8,435	17,191	16,531
Corporate and correspondent investment sales	10,103	7,984	14,516	14,243
Mortgage banking	602	12,556	(2,832)	20,715
Bank owned life insurance	4,455	4,394	8,871	9,182
Investment securities gains, net	21,684	27,399	30,037	60,231
Loss on prepayment of FHLB and other borrowings, net	—	(3,569)	—	(6,118)
Other	67,789	58,235	146,678	117,318
Total noninterest income	278,246	284,382	531,451	556,456
Noninterest expense:
Salaries, benefits and commissions	277,166	272,071	556,935	533,685
Equipment	59,508	57,458	119,949	115,897
Professional services	58,401	51,758	114,768	98,658
Net occupancy	39,999	40,549	79,271	80,025
Money transfer expense	17,768	14,755	33,368	27,502
Amortization of intangibles	4,094	9,889	8,187	20,576
Securities impairment:
Other-than-temporary impairment	281	1,013	281	1,385
Less: non-credit portion recognized in other comprehensive income	151	—	151	87
Total securities impairment	130	1,013	130	1,298
Other	83,971	91,994	220,573	201,142
Total noninterest expense	541,037	539,487	1,133,181	1,078,783
Net income before income tax expense	154,774	190,729	219,472	390,507
Income tax expense	32,272	50,335	57,703	104,437
Net income	122,502	140,394	161,769	286,070
Less: net income attributable to noncontrolling interests	518	590	1,046	1,247
Net income attributable to BBVA Compass Bancshares, Inc.	121,984	139,804	160,723	284,823
Less: preferred stock dividends	3,453	—	6,672	—
Net income attributable to common shareholder	$118,531	$139,804	$154,051	$284,823
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Net income	$122,502	$140,394	$161,769	$286,070
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	23,404	(24,811)	91,668	11,777
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	13,741	15,472	19,035	34,012
Net change in unrealized holding gains (losses) on securities available for sale	9,663	(40,283)	72,633	(22,235)
Change in unamortized net holding losses on investment securities held to maturity	1,227	1,994	1,756	3,768
Less: non-credit related impairment on investment securities held to maturity	96	—	96	49
Change in unamortized non-credit related impairment on investment securities held to maturity	201	258	423	414
Net change in unamortized holding losses on securities held to maturity	1,332	2,252	2,083	4,133
Unrealized holding gains arising during period from cash flow hedge instruments	450	838	3,189	3,280
Change in defined benefit plans	—	—	931	1,715
Other comprehensive income (loss), net of tax	11,445	(37,193)	78,836	(13,107)
Comprehensive income	133,947	103,201	240,605	272,963
Less: comprehensive income attributable to noncontrolling interests	518	590	1,046	1,247
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$133,429	$102,611	$239,559	$271,716
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2015	$—	$2,230	$15,277,746	$(3,202,083)	$(51,862)	$28,891	$12,054,922
Net income	—	—	—	284,823	—	1,247	286,070
Other comprehensive loss, net of tax	—	—	—	—	(13,107)	—	(13,107)
Preferred stock dividends	—	—	—	—	—	(1,037)	(1,037)
Common stock dividends	—	—	(35,000)	—	—	—	(35,000)
Vesting of restricted stock	—	—	(3,603)	—	—	—	(3,603)
Restricted stock retained to cover taxes	—	—	(3,016)	—	—	—	(3,016)
Amortization of stock-based deferred compensation	—	—	1,114	—	—	—	1,114
Balance, June 30, 2015	$—	$2,230	$15,237,241	$(2,917,260)	$(64,969)	$29,101	$12,286,343

Balance, January 1, 2016	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	160,723	—	1,046	161,769
Other comprehensive income, net of tax	—	—	—	—	78,836	—	78,836
Preferred stock dividends	—	—	(6,672)	—	—	(1,037)	(7,709)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Dividend to BBVA Bancomer USA, Inc.	—	—	(69,151)	—	—	—	(69,151)
Capital contribution	—	—	—	—	—	12	12
Vesting of restricted stock	—	—	(1,527)	—	—	—	(1,527)
Restricted stock retained to cover taxes	—	—	(545)	—	—	—	(545)
Restricted stock tax benefit	—	—	(468)	—	—	—	(468)
Amortization of stock-based deferred compensation	—	—	1,070	—	—	—	1,070
Balance, June 30, 2016	$229,475	$2,230	$15,022,974	$(2,536,230)	$(20,500)	$29,047	$12,726,996
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Operating Activities:
Net income	$161,769	$286,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,064	138,639
Securities impairment	130	1,298
Amortization of intangibles	8,187	20,576
Accretion of discount, loan fees and purchase market adjustments, net	(10,090)	(74,103)
Net change in FDIC indemnification liability	4,169	41,208
Provision for loan losses	199,918	88,180
Amortization of stock based compensation	1,070	1,114
Net change in trading account assets	(459,899)	(25,970)
Net change in trading account liabilities	276,768	(11,562)
Net change in loans held for sale	(34,125)	(40,800)
Deferred tax (benefit) expense	(3,310)	11,723
Investment securities gains, net	(30,037)	(60,231)
Loss on prepayment of FHLB and other borrowings, net	—	6,118
Loss on sale of premises and equipment	2,359	765
(Gain) loss on sale of loans	(15,512)	2
Net (gain) loss on sale of other real estate and other assets	(383)	79
Increase in other assets	(280,610)	(22,696)
Decrease in other liabilities	(81,565)	(152,538)
Net cash (used in) provided by operating activities	(110,097)	207,872
Investing Activities:
Proceeds from sales of investment securities available for sale	1,720,726	2,290,810
Proceeds from prepayments, maturities and calls of investment securities available for sale	920,531	791,335
Purchases of investment securities available for sale	(2,855,952)	(3,256,380)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	93,738	57,803
Purchases of investment securities held to maturity	(25,833)	(78,076)
Proceeds from sales of trading securities	488,684	1,813,558
Purchases of trading securities	(245,678)	(3,832,316)
Net change in loan portfolio	(1,368,020)	(2,632,178)
Proceeds from sales of loans	900,863	10,480
Purchase of premises and equipment	(67,001)	(58,906)
Proceeds from sale of premises and equipment	3,891	2,081
Net cash paid in acquisition	—	(13,314)
Reimbursements from (payments to) FDIC for covered assets	(324)	905
Proceeds from sales of other real estate owned	17,448	9,562
Net cash used in investing activities	(416,927)	(4,894,636)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	846,075	1,150,566
Net increase in time deposits	916,725	152,272
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(363,811)	(506,103)
Net increase in other short-term borrowings	319,784	2,436,430
Proceeds from FHLB and other borrowings	1,250,000	3,600,000
Repayment of FHLB and other borrowings	(1,650,250)	(1,612,324)
Capital contribution for non-controlling interest	12	—
Vesting of restricted stock	(1,527)	(3,603)
Restricted stock grants retained to cover taxes	(545)	(3,016)
Dividend paid to BBVA Bancomer USA, Inc.	(69,151)	—
Common dividends paid	(60,000)	(35,000)
Preferred dividends paid	(7,709)	(1,037)
Net cash provided by financing activities	1,179,603	5,178,185
Net increase in cash and cash equivalents	652,579	491,421
Cash and cash equivalents at beginning of year	4,496,828	3,432,948
Cash and cash equivalents at end of period	$5,149,407	$3,924,369
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early application of this ASU is permitted. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
(2) Acquisition Activity
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. is a wholly-owned subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly-owned subsidiary of BBVA.  These four subsidiaries engage in money transfer services and collectively are called BBVA Compass Payments, Inc.
The transaction was structured as a cash purchase totaling $69.2 million. At December 31, 2015, the four subsidiaries had total assets of approximately $103 million. Because the Company and the acquired subsidiaries are under common control of the ultimate parent, BBVA, this transaction was accounted for in a manner similar to the pooling-of-interest method, which requires the merged entities be combined at their historical cost. The difference between the net carrying amount of the four subsidiaries and the total consideration paid to BBVA Bancomer USA, Inc. was recorded as a capital transaction and is reflected as a dividend to BBVA Bancomer USA, Inc. in the Unaudited Condensed Consolidated Statements of Shareholder's Equity. The Company's consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and the prior periods have been retrospectively adjusted.
The following table summarizes the impact of the acquisition to certain captions within the Company's Unaudited Condensed Consolidated Balance Sheet as of December 31, 2015 and the Company's Unaudited Condensed Consolidated Income Statement for the three and six months ended June 30, 2015.

Balance Sheet	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(In Thousands)
December 31, 2015
Assets:
Cash and cash equivalents	$4,452,892	$43,936	$4,496,828
Premises and equipment, net	1,320,163	2,215	1,322,378
Other assets	1,252,784	57,307	1,310,091
Total assets	89,965,080	103,458	90,068,538
Liabilities:
Deposits	$65,980,530	$1,236	$65,981,766
Accrued expenses and other liabilities	1,185,848	54,797	1,240,645
Total liabilities	77,387,796	56,033	77,443,829
Shareholder’s equity	12,577,284	47,425	12,624,709
Total liabilities and shareholder’s equity	89,965,080	103,458	90,068,538

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(In Thousands)
Three Months Ended June 30, 2015
Interest income	$601,716	$1	$601,717
Noninterest income	258,569	25,813	284,382
Noninterest expense	519,636	19,851	539,487
Income tax expense	48,116	2,219	50,335
Net income	136,650	3,744	140,394

Six Months Ended June 30, 2015
Interest income	$1,211,078	$3	$1,211,081
Noninterest income	507,839	48,617	556,456
Noninterest expense	1,042,355	36,428	1,078,783
Income tax expense	99,898	4,539	104,437
Net income	278,417	7,653	286,070
Additionally, the Unaudited Condensed Consolidated Statements of Comprehensive Income, Shareholder's Equity and Cash Flows along with Footnotes 6, 9, 10, 12, and 13 have been adjusted to reflect these retrospective adjustments.

(3) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity.

	June 30, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,925,281	$13,481	$17,372	$1,921,390
Mortgage-backed securities	4,282,965	44,344	13,643	4,313,666
Collateralized mortgage obligations	4,579,607	35,576	10,718	4,604,465
States and political subdivisions	10,927	341	—	11,268
Other	18,745	413	29	19,129
Equity securities	489,195	46	—	489,241
Total	$11,306,720	$94,201	$41,762	$11,359,159
Investment securities held to maturity:
Collateralized mortgage obligations	$93,314	$4,553	$6,816	$91,051
Asset-backed securities	19,208	2,527	1,586	20,149
States and political subdivisions	1,080,105	2,417	47,883	1,034,639
Other	65,626	1,612	1,964	65,274
Total	$1,258,253	$11,109	$58,249	$1,211,113

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,232,238	$4,076	$24,822	$3,211,492
Mortgage-backed securities	4,624,441	16,548	50,727	4,590,262
Collateralized mortgage obligations	2,713,075	8,200	16,019	2,705,256
States and political subdivisions	15,492	395	—	15,887
Other	23,914	175	44	24,045
Equity securities	503,540	38	—	503,578
Total	$11,112,700	$29,432	$91,612	$11,050,520
Investment securities held to maturity:
Collateralized mortgage obligations	$103,947	$6,022	$4,634	$105,335
Asset-backed securities	24,011	3,002	1,574	25,439
States and political subdivisions	1,128,240	729	82,632	1,046,337
Other	66,478	2,644	2,112	67,010
Total	$1,322,676	$12,397	$90,952	$1,244,121
In the above table, equity securities include $489 million and $503 million at June 30, 2016 and December 31, 2015, respectively, of FHLB and Federal Reserve stock carried at par.
The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.

The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at June 30, 2016 and December 31, 2015. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	June 30, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$416,609	$4,984	$577,181	$12,388	$993,790	$17,372
Mortgage-backed securities	282,010	1,321	1,567,059	12,322	1,849,069	13,643
Collateralized mortgage obligations	1,157,602	5,982	546,943	4,736	1,704,545	10,718
Other	—	—	1,092	29	1,092	29
Total	$1,856,221	$12,287	$2,692,275	$29,475	$4,548,496	$41,762

Investment securities held to maturity:
Collateralized mortgage obligations	$12,627	$1,040	$46,715	$5,776	$59,342	$6,816
Asset-backed securities	—	—	11,805	1,586	11,805	1,586
States and political subdivisions	—	605	763,916	47,278	763,916	47,883
Other	18,270	47	3,535	1,917	21,805	1,964
Total	$30,897	$1,692	$825,971	$56,557	$856,868	$58,249

	December 31, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,081,528	$16,523	$460,160	$8,299	$2,541,688	$24,822
Mortgage-backed securities	2,623,761	20,380	1,408,069	30,347	4,031,830	50,727
Collateralized mortgage obligations	1,321,121	10,378	393,210	5,641	1,714,331	16,019
Other	—	—	1,078	44	1,078	44
Total	$6,026,410	$47,281	$2,262,517	$44,331	$8,288,927	$91,612

Investment securities held to maturity:
Collateralized mortgage obligations	$11,066	$326	$52,601	$4,308	$63,667	$4,634
Asset-backed securities	—	—	15,790	1,574	15,790	1,574
States and political subdivisions	73,302	6,533	794,489	76,099	867,791	82,632
Other	—	—	4,015	2,112	4,015	2,112
Total	$84,368	$6,859	$866,895	$84,093	$951,263	$90,952
As indicated in the previous tables, at June 30, 2016, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.

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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either June 30, 2016 or December 31, 2015, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Balance at beginning of period	$22,452	$21,408	$22,452	$21,123
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	1,013	—	1,013
Additions for the credit component on debt securities in which OTTI was previously recognized	130	—	130	285
Balance at end of period	$22,582	$22,421	$22,582	$22,421
For both the three and six months ended June 30, 2016, there was $130 thousand of OTTI recognized on held to maturity securities. For the three and six months ended June 30, 2015, there was $1.0 million and $1.3 million, respectively of OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

June 30, 2016	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$235,142	$235,163
Maturing after one but within five years	255,800	261,928
Maturing after five but within ten years	367,720	373,404
Maturing after ten years	1,096,291	1,081,292
	1,954,953	1,951,787
Mortgage-backed securities and collateralized mortgage obligations	8,862,572	8,918,131
Equity securities	489,195	489,241
Total	$11,306,720	$11,359,159

Investment securities held to maturity:
Maturing within one year	$50,909	$50,548
Maturing after one but within five years	261,822	255,934
Maturing after five but within ten years	263,454	247,403
Maturing after ten years	588,754	566,177
	1,164,939	1,120,062
Collateralized mortgage obligations	93,314	91,051
Total	$1,258,253	$1,211,113

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Gross gains	$21,684	$27,399	$30,037	$60,231
Gross losses	—	—	—	—
Net realized gains	$21,684	$27,399	$30,037	$60,231
(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	June 30, 2016	December 31, 2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,376,236	$26,022,374
Real estate – construction	2,127,390	2,354,253
Commercial real estate – mortgage	11,256,075	10,453,280
Total commercial loans	39,759,701	38,829,907
Consumer loans:
Residential real estate – mortgage	13,497,018	13,993,285
Equity lines of credit	2,465,514	2,419,815
Equity loans	512,989	580,804
Credit card	608,887	627,359
Consumer direct	1,090,494	936,871
Consumer indirect	3,346,686	3,495,082
Total consumer loans	21,521,588	22,053,216
Covered loans	398,654	440,961
Total loans	$61,679,943	$61,324,084
At June 30, 2016, the Company considered its energy lending portfolio as a concentration due to the impact on this portfolio of declining oil prices that began in late 2014 and continued into 2016. Total energy exposure, including unused commitments to extend credit and letters of credit was $8.5 billion and $9.4 billion at June 30, 2016 and December 31, 2015, respectively. The funded amount of the Company's energy lending portfolio was approximately $3.7 billion and $3.8 billion at June 30, 2016 and December 31, 2015, respectively, and is reported in total commercial, financial and agricultural in the table above. The decline in oil prices has negatively impacted the financial results of many borrowers in the energy lending portfolio, leading to internal risk rating downgrades. If oil prices remain unstable or continues to decline, the energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$467,638	$115,931	$125,173	$112,551	$1,147	$822,440
Provision (credit) for loan losses	63,533	(1,030)	(4,791)	28,793	168	86,673
Loans charged off	(33,033)	(2,762)	(4,263)	(39,182)	(1,316)	(80,556)
Loan recoveries	1,260	2,172	2,957	8,104	1	14,494
Net (charge-offs) recoveries	(31,773)	(590)	(1,306)	(31,078)	(1,315)	(66,062)
Ending balance	$499,398	$114,311	$119,076	$110,266	$—	$843,051
Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$323,397	$139,271	$144,947	$92,781	$1,468	$701,864
Provision (credit) for loan losses	29,351	(5,554)	(6,442)	28,224	570	46,149
Loans charged off	(4,926)	(835)	(8,191)	(26,845)	(153)	(40,950)
Loan recoveries	3,057	2,270	3,681	5,399	1	14,408
Net (charge-offs) recoveries	(1,869)	1,435	(4,510)	(21,446)	(152)	(26,542)
Ending balance	$350,879	$135,152	$133,995	$99,559	$1,886	$721,471

Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	147,115	(7,447)	(7,940)	68,066	124	199,918
Loans charged off	(52,839)	(3,451)	(10,464)	(79,135)	(1,565)	(147,454)
Loan recoveries	3,009	3,141	5,376	16,387	1	27,914
Net (charge-offs) recoveries	(49,830)	(310)	(5,088)	(62,748)	(1,564)	(119,540)
Ending balance	$499,398	$114,311	$119,076	$110,266	$—	$843,051
Six Months Ended June 30, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	57,703	(5,739)	(12,881)	48,994	103	88,180
Loans charged off	(11,545)	(1,470)	(14,945)	(51,390)	(1,026)	(80,376)
Loan recoveries	5,239	4,128	7,194	12,064	1	28,626
Net (charge-offs) recoveries	(6,306)	2,658	(7,751)	(39,326)	(1,025)	(51,750)
Ending balance	$350,879	$135,152	$133,995	$99,559	$1,886	$721,471

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
June 30, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$113,220	$3,000	$34,231	$2,100	$—	$152,551
Collectively evaluated for impairment	386,178	111,311	84,845	108,166	—	690,500
Purchased loans	—	—	—	—	—	—
Total allowance for loan losses	$499,398	$114,311	$119,076	$110,266	$—	$843,051
Ending balance of loans:
Individually evaluated for impairment	$781,556	$38,219	$175,799	$3,057	$—	$998,631
Collectively evaluated for impairment	25,553,853	13,310,053	16,298,837	5,038,575	—	60,201,318
Purchased loans	40,827	35,193	885	4,435	398,654	479,994
Total loans	$26,376,236	$13,383,465	$16,475,521	$5,046,067	$398,654	$61,679,943

December 31, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$27,486	$3,725	$38,126	$1,880	$—	$71,217
Collectively evaluated for impairment	374,458	118,343	93,978	103,068	—	689,847
Purchased loans	169	—	—	—	1,440	1,609
Total allowance for loan losses	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Ending balance of loans:
Individually evaluated for impairment	$163,201	$80,123	$183,473	$2,789	$—	$429,586
Collectively evaluated for impairment	25,828,286	12,685,320	16,809,525	5,051,488	—	60,374,619
Purchased loans	30,887	42,090	906	5,035	440,961	519,879
Total loans	$26,022,374	$12,807,533	$16,993,904	$5,059,312	$440,961	$61,324,084

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following tables present information on individually evaluated impaired loans, by loan class.

	June 30, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$409,932	$421,413	$—	$371,624	$386,423	$113,220
Real estate – construction	—	—	—	601	674	478
Commercial real estate – mortgage	16,991	17,560	—	20,627	22,006	2,522
Residential real estate – mortgage	—	—	—	104,526	104,526	6,877
Equity lines of credit	—	—	—	27,021	29,800	20,987
Equity loans	—	—	—	44,252	44,901	6,367
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	835	835	34
Consumer indirect	—	—	—	2,222	2,222	2,066
Total loans	$426,923	$438,973	$—	$571,708	$591,387	$152,551

	December 31, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$45,583	$53,325	$—	$117,618	$122,148	$27,486
Real estate – construction	3,403	3,986	—	628	689	515
Commercial real estate – mortgage	24,851	27,486	—	51,241	54,863	3,210
Residential real estate – mortgage	6,521	6,521	—	102,375	102,375	7,370
Equity lines of credit	—	—	—	28,164	30,302	23,183
Equity loans	—	—	—	46,413	47,245	7,573
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	935	935	26
Consumer indirect	—	—	—	1,854	1,854	1,854
Total loans	$80,358	$91,318	$—	$349,228	$360,411	$71,217

The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$612,366	$312	$95,797	$366
Real estate – construction	1,720	2	6,036	37
Commercial real estate – mortgage	40,840	264	82,055	537
Residential real estate – mortgage	107,880	651	110,514	694
Equity lines of credit	27,365	263	26,830	276
Equity loans	44,650	375	50,023	401
Credit card	—	—	—	—
Consumer direct	855	7	981	2
Consumer indirect	2,091	4	1,642	—
Total loans	$837,767	$1,878	$373,878	$2,313

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$477,697	$632	$80,339	$705
Real estate – construction	2,860	4	6,076	76
Commercial real estate – mortgage	50,672	677	85,117	1,117
Residential real estate – mortgage	108,399	1,287	112,220	1,389
Equity lines of credit	27,639	544	26,744	559
Equity loans	45,298	748	51,229	805
Credit card	—	—	—	—
Consumer direct	879	15	831	8
Consumer indirect	1,975	6	1,593	—
Total loans	$715,419	$3,913	$364,149	$4,659
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

	Commercial
	June 30, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,228,105	$2,118,188	$10,905,908
Special Mention	629,526	3,971	229,242
Substandard	1,314,589	5,215	105,639
Doubtful	204,016	16	15,286
	$26,376,236	$2,127,390	$11,256,075

	December 31, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,823,312	$2,340,145	$10,165,630
Special Mention	469,400	5,148	142,124
Substandard	688,427	8,941	133,091
Doubtful	41,235	19	12,435
	$26,022,374	$2,354,253	$10,453,280

	Consumer
	June 30, 2016
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,385,266	$2,429,906	$497,830	$599,831	$1,086,600	$3,335,002
Nonperforming	111,752	35,608	15,159	9,056	3,894	11,684
	$13,497,018	$2,465,514	$512,989	$608,887	$1,090,494	$3,346,686

	December 31, 2015
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,877,592	$2,381,909	$564,110	$617,641	$932,773	$3,484,426
Nonperforming	115,693	37,906	16,694	9,718	4,098	10,656
	$13,993,285	$2,419,815	$580,804	$627,359	$936,871	$3,495,082

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$8,750	$4,499	$4,175	$797,066	$9,333	$823,823	$25,552,413	$26,376,236
Real estate – construction	1,675	1,195	2,064	1,983	2,650	9,567	2,117,823	2,127,390
Commercial real estate – mortgage	3,495	535	—	62,381	5,603	72,014	11,184,061	11,256,075
Residential real estate – mortgage	51,319	18,866	1,286	109,805	64,341	245,617	13,251,401	13,497,018
Equity lines of credit	7,279	3,996	1,565	34,043	—	46,883	2,418,631	2,465,514
Equity loans	4,378	1,214	568	14,254	36,485	56,899	456,090	512,989
Credit card	5,588	3,768	9,056	—	—	18,412	590,475	608,887
Consumer direct	10,319	4,670	3,354	540	808	19,691	1,070,803	1,090,494
Consumer indirect	69,575	17,053	5,324	6,360	—	98,312	3,248,374	3,346,686
Covered loans	5,124	4,115	32,928	160	—	42,327	356,327	398,654
Total loans	$167,502	$59,911	$60,320	$1,026,592	$119,220	$1,433,545	$60,246,398	$61,679,943

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$8,197	$4,215	$3,567	$161,591	$9,402	$186,972	$25,835,402	$26,022,374
Real estate – construction	2,864	91	421	5,908	2,247	11,531	2,342,722	2,354,253
Commercial real estate – mortgage	3,843	1,461	2,237	69,953	33,904	111,398	10,341,882	10,453,280
Residential real estate – mortgage	47,323	19,540	1,961	113,234	67,343	249,401	13,743,884	13,993,285
Equity lines of credit	8,263	4,371	2,883	35,023	—	50,540	2,369,275	2,419,815
Equity loans	6,356	2,194	704	15,614	37,108	61,976	518,828	580,804
Credit card	5,563	4,622	9,718	—	—	19,903	607,456	627,359
Consumer direct	7,648	3,801	3,537	561	908	16,455	920,416	936,871
Consumer indirect	73,438	17,167	5,629	5,027	—	101,261	3,393,821	3,495,082
Covered loans	4,862	3,454	37,972	134	—	46,422	394,539	440,961
Total loans	$168,357	$60,916	$68,629	$407,045	$150,912	$855,859	$60,468,225	$61,324,084
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

The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale.

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$296	$296	$9,333	$9,629
Real estate – construction	—	—	—	475	475	2,650	3,125
Commercial real estate – mortgage	—	—	—	4,218	4,218	5,603	9,821
Residential real estate – mortgage	2,992	1,059	661	33,888	38,600	59,629	98,229
Equity lines of credit	—	—	—	26,065	26,065	—	26,065
Equity loans	1,516	344	337	7,822	10,019	34,288	44,307
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	26	26	808	834
Consumer indirect	—	—	—	2,222	2,222	—	2,222
Covered loans	—	—	—	10	10	—	10
Total loans	$4,508	$1,403	$998	$75,022	$81,931	$112,311	$194,242

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$131	$131	$9,402	$9,533
Real estate – construction	—	—	—	495	495	2,247	2,742
Commercial real estate – mortgage	—	—	—	7,205	7,205	33,904	41,109
Residential real estate – mortgage	2,188	1,935	498	30,174	34,795	62,722	97,517
Equity lines of credit	—	—	—	27,176	27,176	—	27,176
Equity loans	1,737	782	376	9,844	12,739	34,213	46,952
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	27	27	908	935
Consumer indirect	—	—	—	1,853	1,853	—	1,853
Covered loans	—	—	—	8	8	—	8
Total loans	$3,925	$2,717	$874	$76,913	$84,429	$143,396	$227,825
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended June 30, 2016, $1.1 million of TDR modifications included an interest rate concession and $6.3 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended June 30, 2015, $600 thousand of TDR modifications included an interest rate concession and $4.8 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2016, $3.0 million of TDR modifications included an interest rate concession and $13.3 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2015,

$900 thousand of TDR modifications included an interest rate concession and $9.3 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$88	2	$236
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	2	156	1	226
Residential real estate – mortgage	21	5,448	11	2,505
Equity lines of credit	28	792	28	1,351
Equity loans	6	391	6	778
Credit card	—	—	—	—
Consumer direct	1	9	17	302
Consumer indirect	33	567	—	—
Covered loans	—	—	1	16

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	5	$350	3	$311
Real estate – construction	1	3,392	—	—
Commercial real estate – mortgage	5	1,431	1	226
Residential real estate – mortgage	38	7,786	22	4,245
Equity lines of credit	36	1,769	59	3,264
Equity loans	9	494	20	1,496
Credit card	—	—	—	—
Consumer direct	1	9	17	302
Consumer indirect	63	1,082	22	379
Covered loans	—	—	2	21
For the three and six months ended June 30, 2016 and 2015, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	1	377
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	—	—	1	96
Equity lines of credit	—	—	—	—
Equity loans	—	—	—	—
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	1	19	—	—
Covered loans	—	—	1	6

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	1	377
Commercial real estate – mortgage	—	—	1	178
Residential real estate – mortgage	—	—	5	743
Equity lines of credit	—	—	—	—
Equity loans	—	—	2	161
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	1	19	1	18
Covered loans	—	—	1	6
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
At June 30, 2016 and December 31, 2015, there were $4.0 million and $5.7 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $18 million and $21 million at June 30, 2016 and December 31, 2015, respectively. OREO included $17 million of foreclosed residential real estate properties at June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, there were $29 million and $30 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(5) Loan Sales and Servicing
Loans held for sale were $108 million and $71 million at June 30, 2016 and December 31, 2015, respectively. Loans held for sale at June 30, 2016 and December 31, 2015 were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$764,022	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	125,054	10,474	885,351	10,482
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$154,876	$340,069	283,787	584,642
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	6,913	11,392	12,681	21,961

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing (3)	$154,876	$339,787	$599,683	$584,360
Servicing fees recognized (4)	6,603	5,135	12,666	9,939

(3)	There is no recourse to the Company for the failures of borrowers to pay loans when due.

(4)	Recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	June 30, 2016	December 31, 2015
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (5)	$4,737,215	$4,444,602
MSRs (6)	36,496	44,541

(5)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(6)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Carrying value, at beginning of period	$40,717	$35,213	$44,541	$35,488
Additions	1,243	3,963	5,650	6,722
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(2,879)	2,446	(8,641)	(146)
Due to other changes in fair value (7)	(2,585)	(751)	(5,054)	(1,193)
Carrying value, at end of period	$36,496	$40,871	$36,496	$40,871

(7)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At June 30, 2016 and December 31, 2015, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Fair value of MSRs	$36,496	$44,541
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.2%	96.8%
Adjustable rate mortgage loans	2.8	3.2
Total	100.0%	100.0%
Weighted average life (in years)	4.8	5.4
Prepayment speed:	16.9%	12.4%
Effect on fair value of a 10% increase	$(1,536)	$(1,547)
Effect on fair value of a 20% increase	(2,949)	(2,987)
Weighted average option adjusted spread:	8.1%	9.0%
Effect on fair value of a 10% increase	$(1,111)	$(1,504)
Effect on fair value of a 20% increase	(2,153)	(2,911)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one assumption may result in changes to another, which may magnify or counteract the effect of the change.
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

	June 30, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$115,880	$—	$2,123,950	$59,975	$9,405
Total fair value hedges		115,880	—		59,975	9,405
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	1,900,000	8,971	—	1,900,000	1,574	782
Swaps related to FHLB advances	320,000	—	13,743	320,000	—	10,858
Foreign currency contracts:
Forwards related to currency fluctuations	7,630	—	298	8,318	—	40
Total cash flow hedges		8,971	14,041		1,574	11,680
Total derivatives designated as hedging instruments		$124,851	$14,041		$61,549	$21,085

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$226,000	$172	$2,164	$216,500	$502	$217
Interest rate lock commitments	228,655	4,691	—	175,002	2,880	6
Equity contracts:
Purchased equity option related to equity-linked CDs	835,515	64,873	—	876,649	59,375	—
Written equity option related to equity-linked CDs	784,173	—	60,856	831,480	—	56,559
Foreign exchange contracts:
Forwards and swaps related to commercial loans	438,543	4,576	766	479,072	3,821	752
Spots related to commercial loans	19,183	2	91	54,511	6	372
Swap associated with sale of Visa, Inc. Class B shares	64,937	—	1,623	67,896	—	1,697
Futures contracts (3)	221,000	—	—	390,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	28,159,960	576,401	516,912	23,370,927	303,944	238,611
Commodity contracts for customers	38,050	2,955	2,953	114,336	14,127	14,110
Foreign exchange contracts for customers	954,676	20,499	18,202	425,946	9,899	8,578
Total trading account assets and liabilities		599,855	538,067		327,970	261,299
Total free-standing derivative instruments not designated as hedging instruments		$674,169	$603,567		$394,554	$320,902

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
The Company recognized no gains or losses for the three and six months ended June 30, 2016 and 2015 related to hedged firm commitments no longer qualifying as a fair value hedge. At June 30, 2016, the fair value hedges had a weighted average expected remaining term of 4.6 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2016	2015	2016	2015
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$16,434	$(40,151)	$65,310	$(30,033)
Hedged long term debt	Interest on FHLB and other borrowings	(14,493)	35,536	(59,224)	26,123
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	10,556	12,178	21,345	21,744
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of the money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and six months ended June 30, 2016 and 2015. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and six months ended June 30, 2016 and 2015.
At June 30, 2016, cash flow hedges not terminated had a net fair value of $(5.1) million and a weighted average life of 1.1 years. Net gains of $2.5 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.1 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$450	$838	$3,189	$3,280
Amount reclassified from accumulated other comprehensive income (loss) into net income	457	1,807	976	2,854
Amount of ineffectiveness recognized in net income	—	—	—	—
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2016	2015	2016	2015
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(75)	$2	(315)	49
Option contracts related to mortgage servicing rights	Mortgage banking income	(159)	—	(264)	(195)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(1,667)	4,396	(3,121)	3,996
Interest rate lock commitments	Mortgage banking income	995	(1,530)	1,817	1,139
Interest rate contracts for customers	Corporate and correspondent investment sales	5,869	11,890	9,409	16,529
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	(2)	(5)	(5)	9
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	207	(7,747)	5,498	(14,035)
Written equity option related to equity-linked CDs	Other expense	259	7,700	(4,297)	14,060
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	10,291	(23,483)	(3,656)	23,084
Spot contracts related to commercial loans	Other income	(273)	3,375	(1,380)	(3,520)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	1,218	481	1,649	861
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At June 30, 2016, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $600 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no material net credit losses associated with derivative instruments classified as trading for the three and six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at June 30, 2016 have credit risk of $125 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, there were no nonperforming derivative positions classified as nontrading.
As of June 30, 2016 and December 31, 2015, the Company had recorded the right to reclaim cash collateral of $332 million and $162 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $35 million and $40 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2016 was $69 million for which the Company has collateral requirements of $68 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on June 30, 2016, the Company’s collateral requirements to its counterparties would have increased by $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2015 was $46 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2015, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2016
Derivative financial assets:
Subject to a master netting arrangement	$330,041	$—	$330,041	$—	$31,341	$298,700
Not subject to a master netting arrangement	468,979	—	468,979	—	—	468,979
Total derivative financial assets	$799,020	$—	$799,020	$—	$31,341	$767,679

Derivative financial liabilities:
Subject to a master netting arrangement	$539,470	$—	$539,470	$26,142	$330,817	$182,511
Not subject to a master netting arrangement	78,138	—	78,138	—	—	78,138
Total derivative financial liabilities	$617,608	$—	$617,608	$26,142	$330,817	$260,649

December 31, 2015
Derivative financial assets:
Subject to a master netting arrangement	$191,061	$—	$191,061	$—	$33,517	$157,544
Not subject to a master netting arrangement	265,042	—	265,042	—	—	265,042
Total derivative financial assets	$456,103	$—	$456,103	$—	$33,517	$422,586

Derivative financial liabilities:
Subject to a master netting arrangement	$269,295	$—	$269,295	$23,856	$159,594	$85,845
Not subject to a master netting arrangement	72,692	—	72,692	—	—	72,692
Total derivative financial liabilities	$341,987	$—	$341,987	$23,856	$159,594	$158,537

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(7) Securities Financing Activities
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial asset and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 6, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. Treasury and other U.S. government agencies, mortgage-backed securities and collateralized mortgage obligations.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2016
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$4,150,307	$3,876,927	$273,380	$273,380	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,963,245	$3,876,927	$86,318	$86,318	$—	$—

December 31, 2015
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$5,282,661	$5,003,555	$279,106	$279,106	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$5,080,164	$5,003,555	$76,609	$76,609	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
June 30, 2016
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$2,072,745	$673,893	$1,123,358	$—	$3,869,996
Mortgage-backed securities	—	—	93,249	—	93,249
Total	$2,072,745	$673,893	$1,216,607	$—	$3,963,245

December 31, 2015
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$3,214,085	$232,924	$518,623	$—	$3,965,632
Mortgage-backed securities	—	—	976,449	—	976,449
Collateralized mortgage obligations	—	—	138,083	—	138,083
Total	$3,214,085	$232,924	$1,633,155	$—	$5,080,164
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At June 30, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $4.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.7 billion. At December 31, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $5.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.9 billion.
(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	June 30, 2016	December 31, 2015
	(In Thousands)
Commitments to extend credit	$26,805,289	$27,853,409
Standby and commercial letters of credit	1,420,984	1,709,145
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

The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At June 30, 2016 and December 31, 2015, the recorded amount of these deferred fees was $7.0 million and $6.0 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2016, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.4 billion. At June 30, 2016 and December 31, 2015, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $101 million and $85 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both June 30, 2016 and December 31, 2015, the amount of potential recourse was $19 million of which the Company had reserved $648 thousand and $869 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At June 30, 2016 and December 31, 2015, the Company had $1 million and $2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At June 30, 2016 and December 31, 2015, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $147 million and $145 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification liability. At June 30, 2016 and December 31, 2015, the FDIC indemnification liability was $135 million and $131 million, respectively, and was recorded in accrued expenses and other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets.
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
In February 2011, BBVA Securities, Inc. (“BSI”) was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California, The California Public Employees’ Retirement System v. BBVA Securities, Inc., et al., wherein the claims arise out of securities offerings in which Lehman Brothers was the issuer. BSI was an underwriter. The plaintiff alleges that Lehman Brothers made material misstatements in the offering materials, and that the underwriter defendants failed to conduct appropriate due diligence to discover the alleged misstatements. The plaintiff seeks unspecified monetary relief. The District Court granted the underwriter defendants' motion to dismiss and the plaintiff has appealed. On July 8, 2016, the appellate court affirmed the dismissal of the claims against the underwriter defendants. It is unknown at this time whether the plaintiff will seek further appellate review. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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
In January 2016, BSI was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration materials and prospectuses filed with the Securities and Exchange Commission in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline. BSI was an underwriter. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At June 30, 2016, the Company had accrued legal reserves in the amount of $30 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At June 30, 2016, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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
At both June 30, 2016 and December 31, 2015, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $707 thousand and $(2.6) million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended June 30, 2016 and 2015, respectively. Net gains (losses) of $2.6 million and $(2.1) million resulting from changes in fair value of these loans were recorded in noninterest income during the six months ended June 30, 2016 and 2015, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(1.7) million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(3.1) million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
June 30, 2016
Residential mortgage loans held for sale	$108,432	$103,823	$4,609
December 31, 2015
Residential mortgage loans held for sale	$70,582	$68,553	$2,029
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,751,614	$3,751,614	$—	$—
State and political subdivisions	1,065	—	1,065	—
Other debt securities	1,460	—	1,460	—
Interest rate contracts	576,401	—	576,401	—
Commodity contracts	2,955	—	2,955	—
Foreign exchange contracts	20,499	—	20,499	—
Other trading assets	1,031	—	—	1,031
Total trading account assets	4,355,025	3,751,614	602,380	1,031
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	1,921,390	753,533	1,167,857	—
Mortgage-backed securities	4,313,666	—	4,313,666	—
Collateralized mortgage obligations	4,604,465	—	4,604,465	—
States and political subdivisions	11,268	—	11,268	—
Other debt securities	19,129	19,129	—	—
Equity securities (1)	343	49	—	294
Total investment securities available for sale	10,870,261	772,711	10,097,256	294
Loans held for sale	108,432	—	108,432	—
Derivative assets:
Interest rate contracts	129,714	—	125,023	4,691
Equity contracts	64,873	—	64,873	—
Foreign exchange contracts	4,578	—	4,578	—
Total derivative assets	199,165	—	194,474	4,691
Other assets	36,496	—	—	36,496
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$3,778,196	$3,778,196	$—	$—
Other debt securities	4,181	—	4,181	—
Interest rate contracts	516,912	—	516,912	—
Commodity contracts	2,953	—	2,953	—
Foreign exchange contracts	18,202	—	18,202	—
Total trading account liabilities	4,320,444	3,778,196	542,248	—
Derivative liabilities:
Interest rate contracts	15,907	—	15,907	—
Equity contracts	60,856	—	60,856	—
Foreign exchange contracts	1,155	—	1,155	—
Total derivative liabilities	77,918	—	77,918	—

(1)	Excludes $489 million of FHLB and Federal Reserve stock required to be owned by the Company at June 30, 2016. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,805,269	$3,805,269	$—	$—
State and political subdivisions	1,275	—	1,275	—
Other debt securities	2,501	—	2,501	—
Interest rate contracts	303,944	—	303,944	—
Commodity contracts	14,127	—	14,127	—
Foreign exchange contracts	9,899	—	9,899	—
Other trading assets	1,117	—	—	1,117
Total trading account assets	4,138,132	3,805,269	331,746	1,117
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	3,211,492	1,982,408	1,229,084	—
Mortgage-backed securities	4,590,262	—	4,590,262	—
Collateralized mortgage obligations	2,705,256	—	2,705,256	—
States and political subdivisions	15,887	—	15,887	—
Other debt securities	24,045	24,045	—	—
Equity securities (1)	294	41	—	253
Total investment securities available for sale	10,547,236	2,006,494	8,540,489	253
Loans held for sale	70,582	—	70,582	—
Derivative assets:
Interest rate contracts	64,931	—	62,051	2,880
Equity contracts	59,375	—	59,375	—
Foreign exchange contracts	3,827	—	3,827	—
Total derivative assets	128,133	—	125,253	2,880
Other assets	44,541	—	—	44,541
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$3,881,925	$3,881,925	$—	$—
Other debt securities	719	—	719	—
Interest rate contracts	238,611	—	238,611	—
Commodity contracts	14,110	—	14,110	—
Foreign exchange contracts	8,578	—	8,578	—
Total trading account liabilities	4,143,943	3,881,925	262,018	—
Derivative liabilities:
Interest rate contracts	21,268	—	21,262	6
Equity contracts	56,559	—	56,559	—
Foreign exchange contracts	1,164	—	1,164	—
Total derivative liabilities	78,991	—	78,985	6

(1)	Excludes $503 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2015. These securities are carried at par.

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and six months ended June 30, 2016 and 2015. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, April 1, 2015	$1,436	$80	$4,987	$35,213
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(36)	—	(1,530)	1,695
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	171	—	—
Issuances	—	—	—	3,963
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2015	$1,400	$251	$3,457	$40,871
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2015	$(36)	$—	$(1,530)	$1,695

Balance, April 1, 2016	$1,071	$253	$3,696	$40,717
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(40)	—	995	(5,464)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	—
Issuances	—	—	—	1,243
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2016	$1,031	$294	$4,691	$36,496
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$(40)	$—	$995	$(5,464)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(190)	—	1,139	(1,339)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	247	—	—
Issuances	—	—	—	6,722
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2015	$1,400	$251	$3,457	$40,871
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2015	$(190)	$—	$1,139	$(1,339)

Balance, January 1, 2016	$1,117	$253	$2,874	$44,541
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(86)	—	1,817	(13,695)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	—
Issuances	—	—	—	5,650
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2016	$1,031	$294	$4,691	$36,496
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$(86)	$—	$1,817	$(13,695)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three and six months ended June 30, 2016 and 2015 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,574	$—	$—	$2,574	$(130)	$(130)
Impaired loans (1)	73,801	—	—	73,801	(31,312)	(46,720)
OREO	18,225	—	—	18,225	(1,620)	(2,319)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$15,621	$—	$—	$15,621	$(1,013)	$(1,298)
Impaired loans (1)	179,288	—	—	179,288	(1,549)	(4,853)
OREO	20,188	—	—	20,188	(923)	(2,182)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	June 30, 2016	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$1,031	Discounted cash flow	Default rate	9.9%
			Prepayment rate	5.3% - 10.3% (7.4%)
Interest rate contracts	4,691	Discounted cash flow	Closing ratios (pull-through)	3.7% - 99.4% (59.9%)
			Cap grids	0.2% - 1.9% (0.9%)
Other assets - MSRs	36,496	Discounted cash flow	Option adjusted spread	6.1% - 18.6% (8.1%)
			Constant prepayment rate or life speed	1.2% - 64.6% (16.8%)
			Cost to service	$65 - $4,000 ($88)
Nonrecurring fair value measurements:
Investment securities held to maturity	$2,574	Discounted cash flow	Prepayment rate	10.9%
			Default rate	9.2%
			Loss severity	63.7%
Impaired loans	73,801	Appraised value	Appraised value	0.0% - 80.0% (27.3%)
OREO	18,225	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$5,149,407	$5,149,407	$5,149,407	$—	$—
Investment securities held to maturity	1,258,253	1,211,113	—	—	1,211,113
Loans, net	60,836,892	57,857,744	—	—	57,857,744
Liabilities:
Deposits	$67,750,318	$67,888,267	$—	$67,888,267	$—
FHLB and other borrowings	5,098,048	5,064,163	—	5,064,163	—
Federal funds purchased and securities sold under agreements to repurchase	386,343	386,343	—	386,343	—
Other short-term borrowings	570,051	570,051	—	570,051	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,496,828	$4,496,828	$4,496,828	$—	$—
Investment securities held to maturity	1,322,676	1,244,121	—	—	1,244,121
Loans, net	60,561,411	57,916,215	—	—	57,916,215
Liabilities:
Deposits	$65,981,766	$66,090,901	$—	$66,090,901	$—
FHLB and other borrowings	5,438,620	5,405,386	—	5,405,386	—
Federal funds purchased and securities sold under agreements to repurchase	750,154	750,154	—	750,154	—
Other short-term borrowings	150,000	150,000	—	150,000	—

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

	Three Months Ended June 30,
	2016			2015
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains (losses) arising during period from securities available for sale	$36,931	$13,527	$23,404	$(43,935)	$(19,124)	$(24,811)
Less: reclassification adjustment for net gains on sale of securities in net income	21,684	7,943	13,741	27,399	11,927	15,472
Net change in unrealized gains (losses) on securities available for sale	15,247	5,584	9,663	(71,334)	(31,051)	(40,283)
Change in unamortized net holding losses on investment securities held to maturity	1,936	709	1,227	3,531	1,537	1,994
Less: non-credit related impairment on investment securities held to maturity	151	55	96	—	—	—
Change in unamortized non-credit related impairment on investment securities held to maturity	316	115	201	456	198	258
Net change in unamortized holding losses on securities held to maturity	2,101	769	1,332	3,987	1,735	2,252
Unrealized holding gains arising during period from cash flow hedge instruments	732	282	450	1,620	782	838
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income (loss)	$18,080	$6,635	$11,445	$(65,727)	$(28,534)	$(37,193)

	Six Months Ended June 30,
	2016			2015
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$144,656	$52,988	$91,668	$20,855	$9,078	$11,777
Less: reclassification adjustment for net gains on sale of securities in net income	30,037	11,002	19,035	60,231	26,219	34,012
Net change in unrealized gains (losses) on securities available for sale	114,619	41,986	72,633	(39,376)	(17,141)	(22,235)
Change in unamortized net holding losses on investment securities held to maturity	2,771	1,015	1,756	6,673	2,905	3,768
Less: non-credit related impairment on investment securities held to maturity	151	55	96	87	38	49
Change in unamortized non-credit related impairment on investment securities held to maturity	667	244	423	732	318	414
Net change in unamortized holding losses on securities held to maturity	3,287	1,204	2,083	7,318	3,185	4,133
Unrealized holding gains arising during period from cash flow hedge instruments	5,037	1,848	3,189	5,649	2,369	3,280
Change in defined benefit plans	1,300	369	931	2,716	1,001	1,715
Other comprehensive income (loss)	$124,243	$45,407	$78,836	$(23,693)	$(10,586)	$(13,107)

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2015	$4,469	$(7,694)	$(41,121)	$(7,516)	$(51,862)
Other comprehensive income (loss) before reclassifications	11,777	4,892	—	(49)	16,620
Amounts reclassified from accumulated other comprehensive income (loss)	(30,244)	(1,612)	1,715	414	(29,727)
Net current period other comprehensive income (loss)	(18,467)	3,280	1,715	365	(13,107)
Balance, June 30, 2015	$(13,998)	$(4,414)	$(39,406)	$(7,151)	$(64,969)

Balance, January 1, 2016	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)
Other comprehensive income (loss) before reclassifications	91,668	3,806	—	(96)	95,378
Amounts reclassified from accumulated other comprehensive income (loss)	(17,279)	(617)	931	423	(16,542)
Net current period other comprehensive income	74,389	3,189	931	327	78,836
Balance, June 30, 2016	$18,063	$(3,218)	$(28,235)	$(7,110)	$(20,500)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Unrealized Gains on Securities Available for Sale and Transferred to Held to Maturity	$21,684	$27,399	$30,037	$60,231	Investment securities gains, net
	(1,936)	(3,531)	(2,771)	(6,673)	Interest on investment securities held to maturity
	19,748	23,868	27,266	53,558
	(7,234)	(10,390)	(9,987)	(23,314)	Income tax expense
	$12,514	$13,478	$17,279	$30,244	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$1,885	$3,526	$3,933	$6,339	Interest and fees on loans
	(1,428)	(1,719)	(2,957)	(3,485)	Interest and fees on FHLB advances
	457	1,807	976	2,854
	(169)	(786)	(359)	(1,242)	Income tax expense
	$288	$1,021	$617	$1,612	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(1,300)	$(2,716)	(2)
	—	—	369	1,001	Income tax benefit
	$—	$—	$(931)	$(1,715)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(316)	$(456)	$(667)	$(732)	Interest on investment securities held to maturity
	115	198	244	318	Income tax benefit
	$(201)	$(258)	$(423)	$(414)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, in the Notes to the December 31, 2015, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$231,841	$176,360
Net income taxes paid	59,096	76,448
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$14,428	$9,229
Transfer of loans to loans held for sale	764,022	—
Change in unrealized gains (losses) on available for sale securities	114,619	(39,376)
Issuance of restricted stock, net of cancellations	1,083	458

(12) Segment Information
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
The following tables present the segment information for the Company’s segments.

	Three Months Ended June 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$556,269	$34,807	$(14,230)	$(72,608)	$504,238
Allocated provision for loan losses	50,614	16,094	—	19,965	86,673
Noninterest income	175,707	46,656	28,060	27,823	278,246
Noninterest expense	435,961	31,291	4,951	68,834	541,037
Net income (loss) before income tax expense (benefit)	245,401	34,078	8,879	(133,584)	154,774
Income tax expense (benefit)	85,890	11,927	3,108	(68,653)	32,272
Net income (loss)	159,511	22,151	5,771	(64,931)	122,502
Less: net income attributable to noncontrolling interests	94	—	428	(4)	518
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$159,417	$22,151	$5,343	$(64,927)	$121,984
Average assets	$56,414,607	$12,203,969	$16,440,081	$7,381,928	$92,440,585

	Three Months Ended June 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$494,974	$38,868	$416	$(42,275)	$491,983
Allocated provision for loan losses	21,233	6,275	—	18,641	46,149
Noninterest income	183,075	44,446	29,336	27,525	284,382
Noninterest expense	426,924	38,737	4,930	68,896	539,487
Net income (loss) before income tax expense (benefit)	229,892	38,302	24,822	(102,287)	190,729
Income tax expense (benefit)	80,462	13,406	8,688	(52,221)	50,335
Net income (loss)	149,430	24,896	16,134	(50,066)	140,394
Less: net income attributable to noncontrolling interests	156	—	434	—	590
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$149,274	$24,896	$15,700	$(50,066)	$139,804
Average assets	$53,674,831	$12,955,832	$14,188,771	$7,158,658	$87,978,092

	Six Months Ended June 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,096,777	$75,712	$(16,602)	$(134,767)	$1,021,120
Allocated provision for loan losses	109,099	69,521	—	21,298	199,918
Noninterest income	354,682	88,178	39,447	49,144	531,451
Noninterest expense	896,809	109,368	10,188	116,816	1,133,181
Net income (loss) before income tax expense (benefit)	445,551	(14,999)	12,657	(223,737)	219,472
Income tax expense (benefit)	155,943	(5,250)	4,430	(97,420)	57,703
Net income (loss)	289,608	(9,749)	8,227	(126,317)	161,769
Less: net income attributable to noncontrolling interests	199	—	851	(4)	1,046
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$289,409	$(9,749)	$7,376	$(126,313)	$160,723
Average assets	$56,246,838	$12,455,496	$16,362,005	$7,308,507	$92,372,846

	Six Months Ended June 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$977,817	$78,754	$18,798	$(74,355)	$1,001,014
Allocated provision for loan losses	51,755	17,248	—	19,177	88,180
Noninterest income	355,066	89,617	63,192	48,581	556,456
Noninterest expense	852,989	77,529	10,027	138,238	1,078,783
Net income (loss) before income tax expense (benefit)	428,139	73,594	71,963	(183,189)	390,507
Income tax expense (benefit)	149,849	25,758	25,187	(96,357)	104,437
Net income (loss)	278,290	47,836	46,776	(86,832)	286,070
Less: net income attributable to noncontrolling interests	384	—	863	—	1,247
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$277,906	$47,836	$45,913	$(86,832)	$284,823
Average assets	$53,165,137	$12,398,186	$13,882,551	$7,139,222	$86,585,096
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $5.4 billion and $5.3 billion as of June 30, 2016 and December 31, 2015, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	June 30, 2016	December 31, 2015
	(In Thousands)
Derivative contracts:
Fair value hedges	$40,434	$(9,405)
Cash flow hedges	(298)	(40)
Free-standing derivatives not designated as hedging instruments	(63,538)	(20,082)
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

	June 30, 2016	December 31, 2015
	(In Thousands)
Securities purchased under agreements to resell	$35,185	$26,404
Securities sold under agreements to repurchase	85,224	74,049

Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At June 30, 2016 there was $150 million and $420 million outstanding on the line of credit agreement and revolving note and cash subordination agreement, respectively. At December 31, 2015, there was $150 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $806 thousand and $552 thousand for the three months ended June 30, 2016 and 2015, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $1.6 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $4.1 million and $4.2 million for the three months ended June 30, 2016 and 2015 and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $5.7 million for both the three months ended June 30, 2016 and 2015, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $7.4 million and $6.6 million for the six months ended June 30, 2016 and 2015 and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements were $12.6 million and $12.0 million for the six months ended June 30, 2016 and 2015 and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At June 30, 2016, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended June 30, 2016, the Company paid $3.5 million of preferred stock dividends to BBVA. During the six months ended June 30, 2016, the Company paid $6.7 million of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the six months ended June 30, 2016, the Company sold approximately $444 million of commercial loans to BBVA and recognized a gain on sale of $1.5 million that was recorded as a component of other noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Prior period financial information has been retrospectively adjusted to include the historical activity of the money transfer service subsidiaries acquired from BBVA Bancomer USA, Inc. in June 2016. See Note 2, Acquisition Activity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended June 30, 2016 was $122.0 million compared to $139.8 million earned during the three months ended June 30, 2015. The decrease in net income attributable to the Company was primarily driven by an increase in provision expense offset in part by higher levels of net interest income and a lower income tax expense.
Net interest income totaled $504.2 million for the three months ended June 30, 2016 compared to $492.0 million for the three months ended June 30, 2015. The net interest margin for the three months ended June 30, 2016 was 2.66%, compared to 2.69% for the three months ended June 30, 2015. The increase in net interest income was primarily the result of an increase in total interest earning assets, driven by higher levels of loans. Offsetting this increase was an increase in total interest bearing liabilities due to an increase in the balances of interest bearing deposits for the three months ended June 30, 2016 compared to the same period in 2015. Net interest income was also positively impacted by the December 2015 interest rate increase.
The provision for loan losses was $86.7 million for the three months ended June 30, 2016 compared to $46.1 million of provision for loan losses for the three months ended June 30, 2015. The increase was primarily attributable to a decline in credit quality indicators stemming from downgrades in the energy portfolio during the three months ended June 30, 2016. Net charge-offs for the three months ended June 30, 2016 totaled $66.1 million which represented a $39.5 million increase compared to $26.5 million for the three months ended June 30, 2015. The increase in net charge-offs for the three months ended June 30, 2016 as compared to the corresponding period in 2015 was primarily driven by a $26.7 million increase in net charge-offs related to energy loans as well as a $9.0 million increase in consumer direct and consumer indirect net charge-offs.
Noninterest income was $278.2 million, a decrease of $6.1 million compared to the three months ended June 30, 2015. The decrease in noninterest income was largely attributable to a $5.7 million decrease in investment securities gains and a $12.0 million decrease in mortgage banking. This was offset in part by a $9.6 million increase in other noninterest income, primarily as a result of higher levels of syndication fees during the three months ended June 30, 2016.
Noninterest expense was $541.0 million for the three months ended June 30, 2016, relatively flat when compared to $539.5 for the three months ended June 30, 2015.

Income tax expense was $32.3 million for the three months ended June 30, 2016 compared to $50.3 million for the three months ended June 30, 2015. This resulted in an effective tax rate of 20.9% for 2016 and 26.4% for 2015. The decrease in the effective tax rate was primarily driven by a decrease in net income before income taxes relative to permanent income tax differences in 2016.
The Company's total assets at June 30, 2016 were $91.8 billion, an increase of $1.7 billion from December 31, 2015 levels. Total loans, excluding loans held for sale, were $61.7 billion at June 30, 2016, an increase of $356 million or 0.6% from year-end December 31, 2015 levels. The growth in loans was primarily driven by an increase in commercial loans. Deposits increased $1.8 billion or 2.7% compared to December 31, 2015, driven by a 6.6% increase in time deposits and a 1.6% increase in transaction accounts, which was fueled by an increase in noninterest bearing deposits.
Total shareholder's equity at June 30, 2016 was $12.7 billion, an increase of $102 million compared to December 31, 2015.
Capital
On June 29, 2016, the Company was informed that the Board of Governors of the Federal Reserve System did not object to the Company's capital plan and capital actions proposed in the capital plan. The Company submitted its capital plan, which was approved by its board of directors, to the Federal Reserve in April 2016 as part of the Comprehensive Capital Analysis and Review of the 33 largest U.S. bank holding companies. The capital plan includes proposed potential capital actions covering the period from July 1, 2016 through June 30, 2017.
Additionally, projected regulatory capital ratios exceeded the applicable regulatory minimums under the Dodd-Frank Act Stress Test hypothetical supervisory severely adverse scenario.
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 11.14% and 10.79%, respectively, at June 30, 2016 compared to 11.08% and 10.70%, respectively, at December 31, 2015.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is dividends from the Bank. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay any dividends at June 30, 2016 and December 31, 2015 without regulatory approval.
During 2016, the Parent paid common dividends of $60.0 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plan and not objected to by the Federal Reserve Board.
At June 30, 2016, the Company was fully compliant with the liquidity coverage ratio rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Digital Transformation
As technology advances continue to change the landscape of the financial services industry, customer behaviors are rapidly adapting and adjusting to take advantage of digital and mobile advances. The Company is focused on enhancing its digital capabilities to ensure its products, services and distribution network align with the evolving preferences of its customers. During the first six months of 2016, the Company has experienced an increase in number of customers utilizing its digital and mobile capabilities. In addition, the Company has also seen an increase in percentage of products sold through its digital channels in relation to products sold through all channels.
Noteworthy items related to the Company’s digital transformation announced during the first six months of 2016 included the following:

•
In January 2016, the Company announced an alliance with industry disrupter FutureAdvisor, a subsidiary of BlackRock, the world’s largest asset manager. The alliance makes sophisticated tools and guidance available to the Company’s digital savvy clients who aren’t currently taking advantage of its investment services.

•
In April 2016, Univision Enterprises, the products and services division of Univision Communications Inc., in partnership with Bancomer Transfer Services, Inc. announced the launch of Univision Remesas, an international digital money transfer service for Hispanics.

•
In May 2016, the Company announced that it had expanded its suite of mobile payment solutions for its cardholders with the integration of Android Pay and Samsung Pay. The release underscores the Company’s drive to provide more and varied ways for customers to bank digitally. They join Apple Pay and the proprietary BBVA Wallet in the Company’s suite of mobile wallet and payment solutions.

•
In the second quarter of 2016, BBVA Compass began onboading new customers from Simple onto the Bank’s platform. Previously new accounts from Simple were held at another financial institution. In the next few quarters, customer accounts and deposits opened prior to this quarter will be migrated from the other financial institution to BBVA Compass.

Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $122.0 million and $139.8 million for the three months ended June 30, 2016 and 2015, respectively. The Company’s results of operations for the three months ended June 30, 2016 reflected lower net income before income tax expense primarily as a result of higher provision for loan losses and lower noninterest income offset in part by higher net interest income.
Consolidated net income attributable to the Company totaled $160.7 million and $284.8 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s results of operations for the six months ended June 30, 2016 reflected lower net income before income tax expense primarily as a result of higher provision for loan losses and lower noninterest income offset in part by higher net interest income.
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
Three Months Ended June 30, 2016 and 2015
Net interest income totaled $504.2 million for the three months ended June 30, 2016 compared to $492.0 million for the three months ended June 30, 2015.
Net interest income on a fully taxable equivalent basis totaled $524.0 million for the three months ended June 30, 2016 compared with $510.7 million for the three months ended June 30, 2015. Net interest income on a fully taxable equivalent basis increased $13.3 million in 2016 compared to 2015. The increase in net interest income was primarily the result of an increase in total interest earning assets driven by higher levels of loans. Partially offsetting this increase was an increase in total interest bearing liabilities due to an increase in the balances of interest bearing deposits for the three months ended June 30, 2016 compared to the same period in 2015.
Net interest margin was 2.66% for the three months ended June 30, 2016 compared to 2.69% for the three months ended June 30, 2015.
The fully taxable equivalent yield for the three months ended June 30, 2016 for the loan portfolio was 3.71% compared to 3.66% for the same period in 2015.
The fully taxable equivalent yield on the investment securities portfolio was 1.49% for the three months ended June 30, 2016, compared to 2.08% for the three months ended June 30, 2015. The 59 basis point decrease was primarily driven by the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.

The yield on trading account securities increased to 1.43% for the three months ended June 30, 2016 compared to 1.34% for the three months ended June 30, 2015 and was primarily impacted by U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.65% for the three months ended June 30, 2016 compared to 0.60% for the three months ended June 30, 2015.
The average rate paid on FHLB and other borrowings for the three months ended June 30, 2016 was 1.77% compared to 1.84% for the corresponding period in 2015. The 7 basis point decrease was driven by changes in the value of interest rate contracts hedging the value of FHLB and other borrowings.
Six Months Ended June 30, 2016 and 2015
Net interest income totaled $1.0 billion for both the six months ended June 30, 2016 and the six months ended June 30, 2015.
Net interest income on a fully taxable equivalent basis totaled $1.1 billion for the six months ended June 30, 2016 compared with $1.0 billion for the six months ended June 30, 2015. Net interest income on a fully taxable equivalent basis increased $21.9 million in 2016 compared to 2015. The increase in net interest income was primarily the result of an increase in total interest earning assets driven by higher balances of loans and trading account securities. Offsetting this increase was an increase in total interest bearing liabilities due to an increase in the balances of interest bearing deposits and other short-term borrowings for the six months ended June 30, 2016 compared to the same period in 2015.
Net interest margin was 2.69% for the six months ended June 30, 2016 compared to 2.80% for the six months ended June 30, 2015. The 11 basis point decline in net interest margin primarily reflects the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin has been negatively impacted by a $279 million increase in the average balance of trading account securities and an $228 million increase in the average balance of other short term borrowings due to an increase in U.S. Treasury long and short positions held by BSI.
The fully taxable equivalent yield for the six months ended June 30, 2016 for the loan portfolio was 3.72 % compared to 3.75 % for the same period in 2015. The yield on non-covered loans for the six months ended June 30, 2016 was 3.70 % compared to 3.69 % for the corresponding period in 2015. The yield on covered loans for the six months ended June 30, 2016 was 6.91 % compared to 11.64 % for the corresponding period in 2015. The decrease in yield on covered loans was primarily impacted by the runoff in this loan portfolio.
The fully taxable equivalent yield on the investment securities portfolio was 1.65% for the six months ended June 30, 2016, compared to 2.10% for the six months ended June 30, 2015. The 45 basis point decrease was primarily driven by the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.
The yield on trading account securities increased to 1.44% for the six months ended June 30, 2016 compared to 1.32% for the six months ended June 30, 2015 due to an increase in U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.65% for the six months ended June 30, 2016 compared to 0.62% for the six months ended June 30, 2015.
The average rate paid on FHLB and other borrowings for the six months ended June 30, 2016 was 1.59% compared to 1.74% for the corresponding period in 2015. The 15 basis point decrease was primarily driven by changes in the value of interest rate contracts hedging the value of FHLB and other borrowings offset by the impact of the $700 million issuance of subordinated notes in April 2015 under the Global Bank Note program.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$61,945,498	$570,447	3.70%	$59,268,867	$533,141	3.61%
Covered loans	409,747	5,405	5.31	477,350	12,560	10.55
Loans (1) (2) (3)	62,355,245	575,852	3.71	59,746,217	545,701	3.66
Investment securities – AFS (tax exempt) (3)	11,617	223	7.72	380,755	3,695	3.89
Investment securities – AFS (taxable)	11,197,061	36,296	1.30	9,727,801	45,798	1.89
Total investment securities – AFS	11,208,678	36,519	1.31	10,108,556	49,493	1.96
Investment securities – HTM (tax exempt) (3)	1,066,605	8,584	3.24	1,134,055	8,816	3.12
Investment securities – HTM (taxable)	199,038	1,170	2.36	237,851	1,184	2.00
Total investment securities - HTM	1,265,643	9,754	3.10	1,371,906	10,000	2.92
Trading account securities (3)	3,777,542	13,412	1.43	4,145,475	13,833	1.34
Other (4) (5)	544,650	4,346	3.21	646,684	1,363	0.85
Total earning assets	79,151,758	639,883	3.25	76,018,838	620,390	3.27
Noninterest earning assets:
Cash and due from banks	4,701,099			3,617,058
Allowance for loan losses	(837,147)			(704,594)
Net unrealized gain on investment securities available for sale	19,274			56,537
Other noninterest earning assets	9,405,601			8,990,253
Total assets	$92,440,585			$87,978,092
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$6,826,950	3,848	0.23	$7,268,321	2,888	0.16
Savings and money market accounts	26,148,832	24,758	0.38	23,459,544	21,307	0.36
Certificates and other time deposits	14,852,744	48,280	1.31	12,719,306	40,911	1.29
Foreign office deposits	92,066	47	0.21	186,786	95	0.20
Total interest bearing deposits	47,920,592	76,933	0.65	43,633,957	65,201	0.60
FHLB and other borrowings	4,448,139	19,592	1.77	6,000,934	27,540	1.84
Federal funds purchased and securities sold under agreements to repurchase (5)	680,325	5,434	3.21	884,282	1,702	0.77
Other short-term borrowings	3,975,490	13,932	1.41	4,387,467	15,291	1.40
Total interest bearing liabilities	57,024,546	115,891	0.82	54,906,640	109,734	0.80
Noninterest bearing deposits	20,521,323			18,988,347
Other noninterest bearing liabilities	2,143,561			1,791,573
Total liabilities	79,689,430			75,686,560
Shareholder’s equity	12,751,155			12,291,532
Total liabilities and shareholder’s equity	$92,440,585			$87,978,092
Net interest income/net interest spread		$523,992	2.43%		$510,656	2.47%
Net interest margin			2.66%			2.69%
Taxable equivalent adjustment		19,754			18,673
Net interest income		$504,238			$491,983

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Non-covered loans	$61,856,065	$1,138,661	3.70%	$58,799,802	$1,075,750	3.69%
Covered loans	419,539	14,413	6.91	482,409	27,840	11.64
Loans (1) (2) (3)	62,275,604	1,153,074	3.72	59,282,211	1,103,590	3.75
Investment securities – AFS (tax exempt) (3)	12,450	473	7.64	403,391	8,056	4.03
Investment securities – AFS (taxable)	11,187,257	82,330	1.48	9,630,598	91,167	1.91
Total investment securities – AFS	11,199,707	82,803	1.49	10,033,989	99,223	1.99
Investment securities – HTM (tax exempt) (3)	1,076,075	17,305	3.23	1,122,986	17,303	3.11
Investment securities – HTM (taxable)	203,134	2,287	2.26	243,196	2,360	1.96
Total investment securities - HTM	1,279,209	19,592	3.08	1,366,182	19,663	2.90
Trading account securities (3)	3,861,159	27,734	1.44	3,581,831	23,447	1.32
Other (4) (5)	491,937	8,712	3.56	563,111	2,361	0.85
Total earning assets	79,107,616	1,291,915	3.28	74,827,324	1,248,284	3.36
Noninterest earning assets:
Cash and due from banks	4,684,365			3,356,156
Allowance for loan losses	(810,889)			(698,100)
Net unrealized gain on investment securities available for sale	9,736			61,773
Other noninterest earning assets	9,382,018			9,037,943
Total assets	$92,372,846			$86,585,096
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$6,956,442	7,790	0.23	$7,450,170	5,925	0.16
Savings and money market accounts	25,962,198	51,501	0.40	23,623,954	48,205	0.41
Certificates and other time deposits	14,643,322	95,349	1.31	12,667,191	80,556	1.28
Foreign office deposits	109,569	108	0.20	167,970	168	0.20
Total interest bearing deposits	47,671,531	154,748	0.65	43,909,285	134,854	0.62
FHLB and other borrowings	4,756,471	37,604	1.59	5,443,890	46,646	1.74
Federal funds purchased and securities sold under agreements to repurchase (5)	740,284	11,591	3.15	911,894	3,028	0.67
Other short-term borrowings	4,000,459	27,828	1.40	3,772,277	25,539	1.37
Total interest bearing liabilities	57,168,745	231,771	0.82	54,037,346	210,067	0.79
Noninterest bearing deposits	20,289,233			18,463,906
Other noninterest bearing liabilities	2,175,306			1,852,441
Total liabilities	79,633,284			74,353,693
Shareholder’s equity	12,739,562			12,231,403
Total liabilities and shareholder’s equity	$92,372,846			$86,585,096
Net interest income/net interest spread		$1,060,144	2.46%		$1,038,217	2.57%
Net interest margin			2.69%			2.80%
Taxable equivalent adjustment		39,024			37,203
Net interest income		$1,021,120			$1,001,014

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended June 30, 2016 and 2015
For the three months ended June 30, 2016, the Company recorded $86.7 million of provision for loan losses compared to $46.1 million of provision for loan losses for the three months ended June 30, 2015. The increase in provision for loan losses for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily attributable to a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2016. The Company recorded net charge-offs of $66.1 million during the three months ended June 30, 2016 compared to $26.5 million during the corresponding period in 2015. Included in net-charge-offs for the three months ended June 30, 2016 was $26.7 million of net charge-offs related to energy loans while there were no charge-offs related to energy loans for the three months ended June 30, 2015. Net charge-offs were 0.43% (or 0.27% excluding net charge-offs on energy loans) of average loans for the three months ended June 30, 2016 compared to 0.18% of average loans for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 and 2015
For the six months ended June 30, 2016, the Company recorded $199.9 million of provision for loan losses compared to $88.2 million of provision for loan losses for the six months ended June 30, 2015. The increase in provision for loan losses for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily attributable to a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2016. The Company recorded net charge-offs of $119.5 million during the six months ended June 30, 2016 compared to $51.8 million during the corresponding period in 2015. Included in net-charge-offs for the six months ended June 30, 2016 was $40.9 million of net charge-offs related to energy loans while there were no charge-offs related to energy loans for the six months ended June 30, 2015. Net charge-offs were 0.39% (or 0.27% excluding net charge-offs on energy loans) of average loans for the six months ended June 30, 2016 compared to 0.18% of average loans for the six months ended June 30, 2015.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Service charges on deposit accounts	$51,921	$53,690	$103,346	$106,974
Card and merchant processing fees	31,509	28,711	61,251	54,894
Investment banking and advisory fees	28,335	36,799	51,939	67,133
Money transfer income	26,477	23,375	50,902	43,834
Retail investment sales	26,985	26,373	49,552	51,519
Asset management fees	8,386	8,435	17,191	16,531
Corporate and correspondent investment sales	10,103	7,984	14,516	14,243
Mortgage banking	602	12,556	(2,832)	20,715
Bank owned life insurance	4,455	4,394	8,871	9,182
Investment securities gains, net	21,684	27,399	30,037	60,231
Loss on prepayment of FHLB and other borrowings, net	—	(3,569)	—	(6,118)
Other	67,789	58,235	146,678	117,318
Total noninterest income	$278,246	$284,382	$531,451	$556,456
Three Months Ended June 30, 2016 and 2015
Noninterest income was $278.2 million for the three months ended June 30, 2016 compared to $284.4 million for the three months ended June 30, 2015. The decrease in noninterest income was primarily driven by decreases in investment banking and advisory fees, mortgage banking and investment securities gains which were partially offset by an increase in other noninterest income.
Income from investment banking and advisory fees decreased to $28.3 million for the three months ended June 30, 2016, compared to $36.8 million for the three months ended June 30, 2015 due primarily to a decrease in structuring and advisory fees.
Mortgage banking for the three months ended June 30, 2016 decreased $12.0 million from $12.6 million for the three months ended June 30, 2015. Mortgage banking for the three months ended June 30, 2016 included $6.3 million of origination fees and gains on sales of mortgage loans partially offset by losses of $5.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended June 30, 2015 included $11.3 million of origination fees and gains on sales of mortgage loans as well as gains of $1.6 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking for the three months ended June 30, 2016 compared to the corresponding period in 2015 was primarily driven by a sharp decline in rates during the second quarter of 2016 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs. In addition, mortgage production volume decreased during the three months ended June 30, 2016 compared to the corresponding period in 2015.
Investment securities gains, net decreased to $21.7 million for the three months ended June 30, 2016, compared to $27.4 million in the three months ended June 30, 2015. See "—Investment Securities" for more information related to the investment securities sales.
During the three months ended June 30, 2015, the Company prepaid approximately $445 million of FHLB advances resulting in a $3.6 million loss on the prepayment of FHLB advances and other borrowings.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended June 30, 2016, other income increased by $9.6 million due primarily to a $4.5 million increase in syndication fees and a $1.5 million increase in loan servicing fee income.
Six Months Ended June 30, 2016 and 2015
Noninterest income was $531.5 million for the six months ended June 30, 2016 compared to $556.5 million for the six months ended June 30, 2015. The decrease in noninterest income was driven by decreases in investment banking and advisory fees, mortgage banking and investment securities gains which were partially offset by an increase in other noninterest income.
Income from investment banking and advisory fees decreased to $51.9 million for the six months ended June 30, 2016, compared to $67.1 million for the six months ended June 30, 2015 due primarily to a decrease in structuring and advisory fees.
Money transfer income increased to $50.9 million for the six months ended June 30, 2016, compared to $43.8 million for the six months ended June 30, 2015 due to higher transaction volume.
Mortgage banking for the six months ended June 30, 2016 decreased $23.5 million from $20.7 million for the six months ended June 30, 2015. Mortgage banking for the six months ended June 30, 2016 included $10.1 million of origination fees and gains on sales of mortgage loans partially offset by losses of $12.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the six months ended June 30, 2015 included $19.6 million of origination fees and gains on sales of mortgage loans as well as gains of $1.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking for the six months ended June 30, 2016 compared to the corresponding period in 2015 was primarily driven by a sharp decline in rates during 2016 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs. In addition, mortgage production volume decreased during the six months ended June 30, 2016 compared to the corresponding period in 2015.
Investment securities gains, net were $30.0 million for the six months ended June 30, 2016, compared to $60.2 million in the six months ended June 30, 2015. See "—Investment Securities" for more information related to the investment securities sales.
During the six months ended June 30, 2015, the Company prepaid approximately $595 million of FHLB advances resulting in a $6.1 million loss on the prepayment of FHLB advances and other borrowings.
For the six months ended June 30, 2016 compared to the same period in 2015, other income increased by $29.4 million primarily due to the recognition of $16.1 million in gains from the sales of $316 million of mortgage loans and $444 million of commercial loans not initially originated for sale in the secondary market as well as a $7.0 million increase in syndication fees.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Salaries, benefits and commissions	$277,166	$272,071	$556,935	$533,685
Equipment	59,508	57,458	119,949	115,897
Professional services	58,401	51,758	114,768	98,658
Net occupancy	39,999	40,549	79,271	80,025
Money transfer expense	17,768	14,755	33,368	27,502
Amortization of intangibles	4,094	9,889	8,187	20,576
Total securities impairment	130	1,013	130	1,298
Other	83,971	91,994	220,573	201,142
Total noninterest expense	$541,037	$539,487	$1,133,181	$1,078,783
Three Months Ended June 30, 2016 and 2015
Noninterest expense was $541.0 million for the three months ended June 30, 2016 compared to $539.5 million for the three months ended June 30, 2015.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $6.6 million during the three months ended June 30, 2016 to $58.4 million compared to $51.8 million for the corresponding period in 2015 due to increases in outsourcing, contractor services, credit card processing and bankcard fees.
Amortization of intangibles decreased $5.8 million for the three months ended June 30, 2016 due to the lower level of intangible assets at June 30, 2016.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, FDIC indemnification expense, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased $8.0 million during the three months ended June 30, 2016 to $84.0 million compared to $92.0 million for the three months ended June 30, 2015. The decrease was largely attributable to a $12.9 million decrease in FDIC indemnification expense due to the continued runoff of the covered loan portfolio offset in part by a $3.1 million increase in debit card losses and other operational losses.
Six Months Ended June 30, 2016 and 2015
Noninterest expense was $1.1 billion for both the six months ended June 30, 2016 and 2015. The slight increase in noninterest expense was due to increases in professional services, money transfer expense and other noninterest expense offset, in part, by decreases in amortization of intangibles.
Professional services increased $16.1 million during the six months ended June 30, 2016 compared to the corresponding period in 2015 due to increases in expenses related to outsourcing, contractor services, credit card processing and corporate legal expense.
Money transfer expense increased to $33.4 million for the six months ended June 30, 2016 compared to $27.5 million for the six months ended June 30, 2015 due to higher transaction volume.
Amortization of intangibles decreased by $12.4 million to $8.2 million for the six months ended June 30, 2016 due to the lower level of intangible assets at June 30, 2016.

Other noninterest expense increased $19.4 million during the six months ended June 30, 2016 to $220.6 million compared to $201.1 million for the six months ended June 30, 2015. The increase was primarily attributable to a $23.8 million increase in the provision for unfunded commitments due to risk rating downgrades in the energy portfolio.
Income Tax Expense
Three Months Ended June 30, 2016 and 2015
The Company’s income tax expense totaled $32.3 million and $50.3 million for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate was 20.9% for the three months ended June 30, 2016 and 26.4% for the three months ended June 30, 2015. The decrease in the effective tax rate for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily driven by a decrease in net income before income taxes relative to permanent income tax differences in 2016.
Six Months Ended June 30, 2016 and 2015
The Company’s income tax expense totaled $57.7 million and $104.4 million for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate was 26.3% for the six months ended June 30, 2016 and 26.7% for the six months ended June 30, 2015. The decrease in the effective tax rate for the six months ended June 30, 2016 compared to the same period in 2015 was primarily driven by a decrease in net income before income taxes relative to permanent income tax differences in 2016.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $4.4 billion at June 30, 2016 compared to $4.1 billion at December 31, 2015. The $217 million increase in trading account assets was primarily attributable to an increase in interest contracts for customers.
Investment Securities
As of June 30, 2016, the securities portfolio included $11.4 billion in available for sale securities and $1.3 billion in held to maturity securities for a total investment portfolio of $12.6 billion, an increase of $244 million compared with December 31, 2015.
During the six months ended June 30, 2016, the Company received proceeds of $1.7 billion related to the sale of U.S. Treasury and other U.S. government agencies securities classified as available for sale which resulted in net gains of $30.0 million. During the six months ended June 30, 2015, the Company received proceeds of $2.3 billion from the sale of U.S. Treasury and other U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations and states and political subdivisions classified as available for sale which resulted in net gains of $60.2 million.
Lending Activities
Average loans and loans held for sale represented 78.7% of average interest-earning assets at June 30, 2016, compared to 78.9% at December 31, 2015. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	June 30, 2016	December 31, 2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,376,236	$26,022,374
Real estate – construction	2,127,390	2,354,253
Commercial real estate – mortgage	11,256,075	10,453,280
Total commercial loans	$39,759,701	$38,829,907
Consumer loans:
Residential real estate – mortgage	$13,497,018	$13,993,285
Equity lines of credit	2,465,514	2,419,815
Equity loans	512,989	580,804
Credit card	608,887	627,359
Consumer direct	1,090,494	936,871
Consumer indirect	3,346,686	3,495,082
Total consumer loans	$21,521,588	$22,053,216
Covered loans	398,654	440,961
Total loans	$61,679,943	$61,324,084
Loans held for sale	108,432	70,582
Total loans and loans held for sale	$61,788,375	$61,394,666
Loans and loans held for sale, net of unearned income, totaled $61.8 billion at June 30, 2016, an increase of $394 million from December 31, 2015. The increase in total loans was primarily driven by growth in commercial loans, which included the sale of $444 million of commercial loans during the six months ended June 30, 2016. The increase in loans was offset, in part, by a decrease in residential real estate-mortgage loans which included the sale of $316 million of residential real estate-mortgage loans during the six months ended June 30, 2016.
See Note 4, Loans and Allowance for Loan Losses, and Note 5, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $1.1 billion at June 30, 2016 an increase of $609 million compared to $506 million at December 31, 2015. The increase in nonperforming assets was primarily due to a $620 million increase in nonaccrual loans primarily related to downgrades of certain loans in the energy portfolio. At June 30, 2016, energy nonaccrual loans were $642 million compared to $92 million at December 31, 2015. Excluding energy nonperforming loans, nonperforming assets totaled $473 million at June 30, 2016 compared to $414 million at December 31, 2015. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.80% (or 0.81% excluding energy nonperforming loans) at June 30, 2016 compared with 0.82% (or 0.72% excluding energy nonperforming loans) at December 31, 2015.

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
Potential problem loans increased $182 million from December 31, 2015 to June 30, 2016. The increase was primarily attributable to downgrades of loans in the energy portfolio. See "—Concentrations" for additional discussion.

Table 5 Potential Problem Loans

	June 30, 2016	December 31, 2015
	(In Thousands)
Commercial, financial and agricultural	$777,722	$580,491
Real estate – construction	253	174
Commercial real estate – mortgage	58,738	74,373
	$836,713	$655,038

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	June 30, 2016	December 31, 2015
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$797,066	$161,591
Real estate – construction	1,983	5,908
Commercial real estate – mortgage	62,381	69,953
Residential real estate – mortgage	109,805	113,234
Equity lines of credit	34,043	35,023
Equity loans	14,254	15,614
Credit card	—	—
Consumer direct	540	561
Consumer indirect	6,360	5,027
Covered	160	134
Total nonaccrual loans	1,026,592	407,045
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$1,026,592	$407,045
Accruing TDRs: (1)
Commercial, financial and agricultural	$9,333	$9,402
Real estate – construction	2,650	2,247
Commercial real estate – mortgage	5,603	33,904
Residential real estate – mortgage	64,341	67,343
Equity lines of credit	—	—
Equity loans	36,485	37,108
Credit card	—	—
Consumer direct	808	908
Consumer indirect	—	—
Covered	—	—
Total TDRs	119,220	150,912
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$119,220	$150,912
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$4,175	$3,567
Real estate – construction	2,064	421
Commercial real estate – mortgage	—	2,237
Residential real estate – mortgage	1,286	1,961
Equity lines of credit	1,565	2,883
Equity loans	568	704
Credit card	9,056	9,718
Consumer direct	3,354	3,537
Consumer indirect	5,324	5,629
Covered	32,928	37,972
Total loans 90 days past due and accruing	60,320	68,629
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$60,320	$68,629
OREO	$18,225	$20,862
Other repossessed assets	$9,380	$8,774

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	June 30, 2016	December 31, 2015
	(In Thousands)
Nonaccrual loans	$1,026,592	$407,045
Loans 90 days or more past due and accruing (1)	60,320	68,629
TDRs 90 days or more past due and accruing	998	874
Nonperforming loans	1,087,910	476,548
OREO	18,225	20,862
Other repossessed assets	9,380	8,774
Total nonperforming assets	$1,115,515	$506,184

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	June 30, 2016	December 31, 2015
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.76%	0.78%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.80%	0.82%
Allowance for loan losses as a percentage of loans	1.37%	1.24%
Allowance for loan losses as a percentage of nonperforming loans (3)	77.49%	160.04%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Balance at beginning of period	$20,862	$20,600
Transfer of loans and loans held for sale to OREO	14,428	9,229
Sales of OREO	(14,746)	(7,459)
Write-downs of OREO	(2,319)	(2,182)
Balance at end of period	$18,225	$20,188

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Balance at beginning of period,	$406,911	$322,540
Additions	1,004,252	238,422
Returns to accrual	(27,861)	(21,723)
Loan sales	(81,198)	(2,942)
Payments and paydowns	(119,020)	(53,257)
Transfers to OREO	(10,763)	(9,075)
Charge-offs	(145,889)	(78,751)
Balance at end of period	$1,026,432	$395,214
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Balance at beginning period	$227,817	$243,374
New TDRs	16,313	10,223
Payments/Payoffs	(48,670)	(20,220)
Charge-offs	(946)	(2,844)
Loan sales	—	(1,982)
Transfer to OREO	(282)	(444)
Balance at end of period	$194,232	$228,107
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $194 million at June 30, 2016 from $228 million at December 31, 2015. Included in these amounts are $119 million at June 30, 2016 and $151 million at December 31, 2015 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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

Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $843 million at June 30, 2016, from $763 million at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.37% at June 30, 2016 compared to 1.24% at December 31, 2015. Nonperforming loans were $1.1 billion at June 30, 2016 compared to $477 million at December 31, 2015. The allowance attributable to individually impaired loans was $153 million at June 30, 2016 compared to $71 million at December 31, 2015. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.43% of average loans for the three months ended June 30, 2016 compared to 0.18% of average loans for the three months ended June 30, 2015. The increase in net charge-offs for the three months ended June 30, 2016 as compared to the corresponding period in 2015 was primarily driven by charge-offs on energy loans. Commercial, financial and agricultural net charge-offs include $26.7 million of net charge-offs related to energy loans for the three months ended June 30, 2016 while there were no net charge-offs related to energy loans for the three months ended June 30, 2015.
Net charge-offs were 0.39% of average loans for the six months ended June 30, 2016 compared to 0.18% of average loans for the six months ended June 30, 2015. The increase in net charge-offs for the six months ended June 30, 2016 as compared to the corresponding period in 2015 was primarily driven by charge-offs on energy loans. Commercial, financial and agricultural net charge-offs include $40.9 million of net charge-offs related to energy loans for the six months ended June 30, 2016 while there were no net charge-offs related to energy loans for the six months ended June 30, 2015. Additionally, the increase was driven by an $8.8 million increase in consumer direct net-charge-offs and a $13.6 million increase in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 12 Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Average loans outstanding during the period	$62,270,289	$59,613,192	$62,194,845	$59,165,778
Allowance for loan losses, beginning of period	$822,440	$701,864	$762,673	$685,041
Charge-offs:
Commercial, financial and agricultural	33,033	4,926	52,839	11,545
Real estate – construction	44	41	285	75
Commercial real estate – mortgage	2,718	794	3,166	1,395
Residential real estate – mortgage	1,860	2,924	4,105	6,076
Equity lines of credit	1,990	4,188	5,118	6,997
Equity loans	413	1,079	1,241	1,872
Credit card	8,906	8,226	17,829	16,758
Consumer direct	10,741	7,295	20,549	12,631
Consumer indirect	19,535	11,324	40,757	22,001
Covered	1,316	153	1,565	1,026
Total charge-offs	80,556	40,950	147,454	80,376
Recoveries:
Commercial, financial and agricultural	1,260	3,057	3,009	5,239
Real estate – construction	1,138	2,147	1,681	3,607
Commercial real estate – mortgage	1,034	123	1,460	521
Residential real estate – mortgage	1,389	1,437	2,673	3,662
Equity lines of credit	1,136	580	2,049	1,446
Equity loans	432	1,664	654	2,086
Credit card	779	684	1,512	1,382
Consumer direct	817	984	1,914	2,842
Consumer indirect	6,508	3,731	12,961	7,840
Covered	1	1	1	1
Total recoveries	14,494	14,408	27,914	28,626
Net charge-offs	66,062	26,542	119,540	51,750
Total provision for loan losses	86,673	46,149	199,918	88,180
Allowance for loan losses, end of period	$843,051	$721,471	$843,051	$721,471
Net charge-offs to average loans	0.43%	0.18%	0.39%	0.18%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of June 30, 2016 and December 31, 2015.
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
The commercial, financial and agricultural portfolio segment totaled $26.4 billion at June 30, 2016, compared to $26.0 billion at December 31, 2015. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans.

Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 13 Commercial, Financial and Agricultural

	June 30, 2016				December 31, 2015
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$644,014	$36	$—	$—	$627,543	$83	$—	$—
Basic Materials	842,478	49,327	—	—	857,616	99	—	—
Capital Goods & Industrial Services	2,653,464	2,551	197	—	2,587,038	6,520	19	108
Construction & Infrastructure	544,058	38,881	39	1,299	629,869	13,998	50	139
Consumer & Healthcare	3,168,962	3,811	384	460	3,223,674	10,542	424	189
Energy	3,732,692	642,310	118	—	3,840,226	92,467	120	—
Financial Services	1,027,821	38	2	—	1,074,595	131	5	—
General Corporates	1,851,537	4,447	243	2,063	1,410,666	2,092	51	2,534
Institutions	2,617,356	9,384	8,080	—	2,542,284	5,841	8,375	—
Leisure	2,017,997	9,293	193	—	2,118,578	11,077	224	66
Real Estate	1,297,843	8	—	—	1,583,582	146	—	—
Retailers	2,609,737	2,962	16	325	2,374,773	2,671	64	496
Telecoms, Technology & Media	1,696,376	2,080	53	28	1,460,879	15,768	57	35
Transportation	785,559	747	—	—	800,413	156	—	—
Utilities	886,342	31,191	8	—	890,638	—	13	—
Total Commercial, Financial and Agricultural	$26,376,236	$797,066	$9,333	$4,175	$26,022,374	$161,591	$9,402	$3,567

The Company has been closely monitoring the potential impact of declining and lower oil prices, which began late in 2014 and has continued into 2016, on its energy sector lending portfolio. Total energy exposure, including unused commitments to extend credit and letters of credit was $8.5 billion and $9.4 billion at June 30, 2016 and December 31, 2015, respectively. As shown in Table 14, the Company's energy sector loan balances at June 30, 2016 were approximately $3.7 billion and represented 6.0% of the Company's total loans and loans held for sale compared to $3.8 billion and 6.3% of the Company's total loans and loans held for sale as of December 31, 2015. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 14 Energy Portfolio

	June 30, 2016			December 31, 2015
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$1,935,062	4,456,062	$620,612	$2,040,748	$5,186,887	$91,947
Midstream	1,395,584	3,315,382	21,268	1,355,503	3,293,216	—
Drilling oil and support services	270,420	495,563	—	266,871	554,782	—
Refineries and terminals	131,626	201,399	430	137,904	211,258	520
Other	—	—	—	39,200	109,782	—
Total energy portfolio	$3,732,692	$8,468,406	$642,310	$3,840,226	$9,355,925	$92,467

	June 30, 2016		December 31, 2015
	As a % of Energy Loans	As a % of Total Loans and Loans Held for Sale	As a % of Energy Loans	As a % of Total Loans and Loans Held for Sale
Exploration and production	51.8%	3.1%	53.2%	3.4%
Midstream	37.4	2.3	35.3	2.2
Drilling oil and support services	7.3	0.4	6.9	0.4
Refineries and terminals	3.5	0.2	3.6	0.2
Other	—	—	1.0	0.1
Total energy portfolio	100.0%	6.0%	100.0%	6.3%
The decline in oil prices has negatively impacted the financial results for many borrowers in the portfolio, leading to internal rating downgrades. The internal rating downgrades reflect the weakened financial performance or financial position of certain borrowers in this portfolio. The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at June 30, 2016 was 34.4%, comprised of 8.5% rated special mention and 25.9% rated substandard or lower. At December 31, 2015 the overall level of loans rated special mention or lower in the energy portfolio was 16.3%, comprised of 4.3% rated special mention and 12.0% rated substandard or lower.
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of June 30, 2016, the Company has observed negative trending of the internal risk ratings in the energy lending portfolio and an increase in nonaccrual loans from 2015, as indicated in Table 14. Additionally, the Company has continued and may continue to observe negative trending subsequent to June 30, 2016. Currently, the credit quality issues have mostly been isolated to the exploration and production subsector which is the subsector that is most acutely impacted by pricing conditions. At June 30, 2016, approximately 94% of loans rated special mention or lower were in the exploration and production subsector. Within this subsector, many loans are secured and utilize borrowing base features linked to the physical commodity reserves and supported by engineering data. The borrowing bases are refreshed with updated information on a recurring basis. In the current pricing environment, the Company generally continues to see adequate collateral support of secured energy borrowers, including secured reserve based lines of credit for exploration and production borrowers. The Company's internal valuation methodologies involve independent engineering analysis of a borrower's reserve to calculate the present value of discounted cash flows that secure the loan. In doing so, the Company applies its oil and gas pricing policy, or when needed external market indices for oil and gas prices. Generally, the drilling oil and support services subsector also has a high risk for impact from the pricing environment since their operations are directly impacted by reduced spending by those in the exploration and production sector. However as noted in Table 14, the Company's exposure in this sector is limited.
For the three and six months ended June 30, 2016, charge-offs on energy loans were approximately $26.7 million and $40.9 million, respectively. Charge-offs in this portfolio have remained low as the majority of classified energy portfolio loans remain well secured. However, if the current level of oil prices stagnates or continues to further decline, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of June 30, 2016, the Company's allowance for loan losses attributable to the energy portfolio totaled approximately 4% of outstanding energy loans.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.3 billion and $10.5 billion at June 30, 2016 and December 31, 2015, respectively and real estate - construction loans totaled $2.1 billion at June 30, 2016, and $2.4 billion at December 31, 2015, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 15 Commercial Real Estate

	June 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$505,081	$7,416	$1,301	$—	$542,889	$2,723	$3,365	$989
Arizona	877,856	5,315	860	—	837,949	4,465	465	—
California	1,180,373	5,203	159	—	1,104,368	942	222	—
Colorado	422,828	3,672	342	—	395,679	8,460	10,210	—
Florida	1,076,064	12,373	929	—	965,365	9,564	138	—
New Mexico	162,326	2,687	158	—	160,840	6,405	22	—
Texas	3,596,507	18,228	1,582	—	3,269,626	28,956	4,292	1,248
Other	3,435,040	7,487	272	—	3,176,564	8,438	15,190	—
	$11,256,075	$62,381	$5,603	$—	$10,453,280	$69,953	$33,904	$2,237

Table 16 Real Estate – Construction

	June 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$22,272	$192	$309	$—	$27,815	$389	$312	$122
Arizona	90,977	—	—	—	80,713	2,404	—	—
California	305,112	11	22	—	326,698	19	22	—
Colorado	93,047	—	—	—	92,764	—	—	—
Florida	180,069	—	—	565	205,466	—	—	—
New Mexico	17,560	—	51	—	13,092	93	51	—
Texas	951,324	1,625	2,268	1,499	1,105,252	2,727	1,862	299
Other	467,029	155	—	—	502,453	276	—	—
	$2,127,390	$1,983	$2,650	$2,064	$2,354,253	$5,908	$2,247	$421
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
Residential real estate - mortgage loans totaled $13.5 billion and $14.0 billion at June 30, 2016 and December 31, 2015, respectively. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	June 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,033,722	$14,570	$12,953	$52	$1,111,987	$13,868	$14,528	$29
Arizona	1,332,747	6,766	10,433	160	1,395,539	7,251	11,567	242
California	2,929,179	15,137	3,132	272	3,022,425	13,705	2,691	104
Colorado	1,162,578	3,316	3,237	2	1,225,818	3,660	3,471	2
Florida	1,723,138	25,185	10,779	90	1,708,912	24,595	10,595	134
New Mexico	213,249	2,292	1,891	21	217,476	1,827	2,149	32
Texas	4,595,528	27,484	18,710	689	4,784,292	25,731	18,908	1,418
Other	506,877	15,055	3,206	—	526,836	22,597	3,434	—
	$13,497,018	$109,805	$64,341	$1,286	$13,993,285	$113,234	$67,343	$1,961

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 18 Residential Real Estate - Mortgage

	June 30, 2016				December 31, 2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$630,435	$76,056	$21,916	$490	$631,139	$72,791	$20,380	$1,359
621 – 680	1,292,134	14,912	18,261	110	1,351,069	21,000	21,018	52
681 – 720	2,104,235	5,852	11,217	115	2,227,263	4,182	12,364	154
Above 720	8,623,481	3,280	11,787	540	8,870,080	1,916	12,350	272
Unknown	846,733	9,705	1,160	31	913,734	13,345	1,231	124
	$13,497,018	$109,805	$64,341	$1,286	$13,993,285	$113,234	$67,343	$1,961
Equity lines of credit and equity loans totaled $3.0 billion at both June 30, 2016 and December 31, 2015. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	June 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$571,727	$9,142	$9,884	$873	$586,094	$10,445	$9,847	$1,007
Arizona	404,488	8,535	5,985	159	416,109	8,846	6,267	980
California	304,964	1,427	37	—	292,210	1,676	100	24
Colorado	205,624	4,584	2,990	65	211,464	4,971	3,045	123
Florida	389,820	10,069	6,989	156	393,931	9,178	7,188	472
New Mexico	53,930	1,718	1,046	—	56,148	2,383	1,052	—
Texas	997,743	11,082	8,575	836	985,899	11,447	8,665	845
Other	50,207	1,740	979	44	58,764	1,691	944	136
	$2,978,503	$48,297	$36,485	$2,133	$3,000,619	$50,637	$37,108	$3,587

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 20 Equity Loans and Lines

	June 30, 2016				December 31, 2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$211,292	$23,437	$9,505	$1,278	$220,476	$23,367	$10,923	$3,125
621 – 680	428,261	13,725	14,349	575	439,350	15,677	12,812	187
681 – 720	569,910	7,355	7,116	—	565,476	7,456	8,067	160
Above 720	1,751,360	3,366	5,358	280	1,752,094	3,641	5,143	115
Unknown	17,680	414	157	—	23,223	496	163	—
	$2,978,503	$48,297	$36,485	$2,133	$3,000,619	$50,637	$37,108	$3,587
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at June 30, 2016 were $5.0 billion, or 8.2% of the total loan portfolio compared to $5.1 billion, or 8.3% of the total loan portfolio at December 31, 2015.
Foreign Exposure
As of June 30, 2016, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At June 30, 2016, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of June 30, 2016
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
Deposits
Total deposits increased by $1.8 billion from December 31, 2015 to June 30, 2016. At June 30, 2016 and December 31, 2015, total deposits included $6.5 billion and $7.0 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	June 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,132,164	29.7%	$19,291,533	29.2%
Interest-bearing demand deposits	6,692,719	9.9	7,378,804	11.2
Savings and money market	25,932,821	38.3	25,241,292	38.3
Time deposits	14,900,740	22.0	13,977,139	21.2
Foreign office deposits-interest-bearing	91,874	0.1	92,998	0.1
Total deposits	$67,750,318	100.0%	$65,981,766	100.0%
Total deposits increased $1.8 billion from December 31, 2015 to June 30, 2016 primarily due to growth in noninterest bearing demand deposits, savings and money market and time deposits. Marketing efforts were the primary drivers of the growth.

Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both June 30, 2016 and December 31, 2015, the $300 million and $674 million, respectively, of federal funds purchased included in short-term borrowings was primarily a result of customer activity.
The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at June 30, 2016
Federal funds purchased	$766,095	$648,928	0.51%	$300,025	0.52%
Securities sold under agreements to repurchase	148,291	91,356	0.49	86,318	0.62
Other short-term borrowings	4,497,354	4,000,459	1.40	4,352,428	1.4
	$5,411,740	$4,740,743		$4,738,771
Balance at December 31, 2015
Federal funds purchased	$975,785	$692,737	0.26%	$673,545	0.37%
Securities sold under agreements to repurchase	232,605	114,940	0.22	76,609	0.44
Other short-term borrowings	4,982,154	4,006,716	1.31	4,032,644	1.34
	$6,190,544	$4,814,393		$4,782,798
At June 30, 2016 and December 31, 2015, FHLB and other borrowings were $5.1 billion and $5.4 billion, respectively. For the six months ended June 30, 2016, the Company had $1.3 billion of proceeds received from FHLB and other borrowings and repayments were approximately $1.7 billion.
Shareholder’s Equity
Total shareholder's equity was $12.7 billion at June 30, 2016 compared to $12.6 billion at December 31, 2015, an increase of $102 million. Shareholder's equity increased $161 million due to earnings attributable to the Company during the period offset by the payment of preferred and common dividends totaling $67 million as well as a $69 million dividend to BBVA Bancomer USA, Inc. for the purchase of the four operating subsidiaries from BBVA Bancomer USA, Inc. See Note 2, Acquisition Activity,in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at June 30, 2016, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at June 30, 2016 and 2015.
Table 24 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	June 30, 2016	June 30, 2015
Rate Change
+ 200 basis points	12.16%	9.16%
+ 100 basis points	6.15	4.56
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
Table 25 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	June 30, 2016	June 30, 2015
Rate Change
+ 300 basis points	0.26%	(4.63)%
+ 200 basis points	0.96	(2.84)
+ 100 basis points	1.34	(1.31)
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

Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2016, the Company had derivative financial instruments outstanding with notional amounts of $36.3 billion. The estimated net fair value of open contracts was in an asset position of $181 million at June 30, 2016. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at June 30, 2016 or December 31, 2015 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
On June 29, 2016, the Company was informed that the Federal Reserve Board did not object to the Company's 2016 capital plan and capital actions proposed in the capital plan. The Company's capital plan includes the payment of common dividends of $120 million, subject to approval by BBVA Compass' board of directors.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.

In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. In January 2016, the minimum phased-in LCR requirement was 90 percent, followed by 100 percent in January 2017. At June 30, 2016, the Company was fully compliant with the minimum phased-in LCR requirements in effect for 2016. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
Under the U.S. Basel III capital rule, the minimum regulatory capital ratios are as follows:
•4.5% CET1 Risk-Based Capital Ratio
•6.0% Tier 1 Risk-Based Capital Ratio
•8.0% Total Risk-Based Capital Ratio
•4.0% Tier 1 Leverage Ratio
The U.S. Basel III capital rule also requires a capital conservation buffer that is designed to absorb losses during periods of economic stress and that must be maintained on top of these minimum risk-based capital ratios. The phase in period for the capital conservation buffer began on January 1, 2016, with an initial phase-in amount of 0.625%. When U.S. Basel III is fully phased-in on January 1, 2019, the Company and Bank is expected to be subject to a 2.5% CET1 capital conservation buffer, under which they must maintain a CET1 Risk-Based Capital Ratio of greater than 7.0%, a Tier 1 Risk-Based Capital Ratio of greater than 8.5%, and a Total Risk-Based Capital Ratio of greater than 10.5%. Failure of the Company or the Bank to maintain the buffer will result in restrictions on the ability to make dividend payments, repurchase shares, and pay discretionary bonuses.

The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at June 30, 2016 and December 31, 2015.
Table 26 Capital Ratios

	June 30, 2016	December 31, 2015
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,433,572	$7,363,961
Tier 1 Capital	$7,671,972	$7,631,561
Total Capital	$9,410,908	$9,417,750
Ratios:
CET1 Risk-based Capital Ratio	10.79%	10.70%
Tier 1 Risk-based Capital Ratio	11.14%	11.08%
Total Risk-based Capital Ratio	13.66%	13.68%
Leverage Ratio	8.78%	8.95%
At June 30, 2016, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended June 30, 2016 and one of which was canceled in March 2016. For the three months ended June 30, 2016, revenues of $313 (including fees and/or commissions) have been recorded in connection with these counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. Additionally, the BBVA Group incurred expenses which totaled $358 during such period as a result of the cancellation of the counter indemnity referred to above. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnity will be initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible.

Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The two employees are Spanish citizens, and one of them has retired. Estimated gross revenues for the three months ended June 30, 2016, from embassy-related activity, which include fees and/or commissions, did not exceed $282. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: August 10, 2016	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer