Form 10-Q
period 2016-09-30
BBVA COMPASS BANCSHARES, INC
filed 2016-11-09
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
	(In Thousands)
Assets:
Cash and due from banks	$4,054,423	$4,165,880
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	372,268	330,948
Cash and cash equivalents	4,426,691	4,496,828
Trading account assets	4,051,461	4,138,132
Investment securities available for sale	11,516,885	11,050,520
Investment securities held to maturity (fair value of $1,241,234 and $1,244,121 at September 30, 2016 and December 31, 2015, respectively)	1,240,850	1,322,676
Loans held for sale, at fair value	101,843	70,582
Loans	60,211,283	61,324,084
Allowance for loan losses	(862,080)	(762,673)
Net loans	59,349,203	60,561,411
Premises and equipment, net	1,287,457	1,322,378
Bank owned life insurance	712,422	700,285
Goodwill	5,043,197	5,043,197
Other intangible assets	19,296	31,576
Other real estate owned	21,670	20,862
Other assets	1,585,863	1,310,091
Total assets	$89,356,838	$90,068,538
Liabilities:
Deposits:
Noninterest bearing	$20,585,598	$19,291,533
Interest bearing	47,001,739	46,690,233
Total deposits	67,587,337	65,981,766
FHLB and other borrowings	3,671,861	5,438,620
Federal funds purchased and securities sold under agreements to repurchase	165,573	750,154
Other short-term borrowings	3,591,223	4,032,644
Accrued expenses and other liabilities	1,521,654	1,240,645
Total liabilities	76,537,648	77,443,829
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized - 30,000,000 shares
Issued — 1,150 shares at both September 30, 2016 and December 31, 2015	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both September 30, 2016 and December 31, 2015	2,230	2,230
Surplus	15,020,937	15,160,267
Accumulated deficit	(2,416,402)	(2,696,953)
Accumulated other comprehensive loss	(46,644)	(99,336)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,789,596	12,595,683
Noncontrolling interests	29,594	29,026
Total shareholder’s equity	12,819,190	12,624,709
Total liabilities and shareholder’s equity	$89,356,838	$90,068,538
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Interest income:
Interest and fees on loans	$557,996	$540,517	$1,678,249	$1,615,753
Interest on investment securities available for sale	48,382	46,646	131,021	143,058
Interest on investment securities held to maturity	6,675	6,953	20,229	20,579
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	4,563	1,666	13,275	4,027
Interest on trading account assets	12,926	14,431	40,659	37,877
Total interest income	630,542	610,213	1,883,433	1,821,294
Interest expense:
Interest on deposits	76,031	68,282	230,779	203,136
Interest on FHLB and other borrowings	21,315	20,422	58,919	67,068
Interest on federal funds purchased and securities sold under agreements to repurchase	4,934	2,506	16,525	5,534
Interest on other short-term borrowings	13,453	11,129	41,281	36,668
Total interest expense	115,733	102,339	347,504	312,406
Net interest income	514,809	507,874	1,535,929	1,508,888
Provision for loan losses	65,107	29,151	265,025	117,331
Net interest income after provision for loan losses	449,702	478,723	1,270,904	1,391,557
Noninterest income:
Service charges on deposit accounts	55,047	54,917	158,393	161,891
Card and merchant processing fees	31,256	29,024	92,507	83,918
Investment banking and advisory fees	34,385	17,842	86,324	84,975
Money transfer income	25,058	24,868	75,960	68,702
Retail investment sales	30,137	26,055	79,689	77,574
Asset management fees	8,778	7,918	25,969	24,449
Corporate and correspondent investment sales	6,974	6,047	21,490	20,290
Mortgage banking	8,242	554	5,410	21,269
Bank owned life insurance	4,170	4,345	13,041	13,527
Investment securities gains, net	—	6,736	30,037	66,967
Loss on prepayment of FHLB and other borrowings, net	—	—	—	(6,118)
Other	59,718	82,414	206,396	199,732
Total noninterest income	263,765	260,720	795,216	817,176
Noninterest expense:
Salaries, benefits and commissions	279,132	271,143	836,067	804,828
Equipment	59,697	58,414	179,646	174,311
Professional services	63,628	55,476	178,396	154,134
Net occupancy	41,610	39,706	120,881	119,731
Money transfer expense	16,680	16,514	50,048	44,016
Amortization of intangibles	4,093	9,507	12,280	30,083
Securities impairment:
Other-than-temporary impairment	—	—	281	1,385
Less: non-credit portion recognized in other comprehensive income	—	—	151	87
Total securities impairment	—	—	130	1,298
Other	91,431	106,615	312,004	307,757
Total noninterest expense	556,271	557,375	1,689,452	1,636,158
Net income before income tax expense	157,196	182,068	376,668	572,575
Income tax expense	36,845	52,428	94,548	156,865
Net income	120,351	129,640	282,120	415,710
Less: net income attributable to noncontrolling interests	523	491	1,569	1,738
Net income attributable to BBVA Compass Bancshares, Inc.	119,828	129,149	280,551	413,972
Less: preferred stock dividends	3,476	—	10,148	—
Net income attributable to common shareholder	$116,352	$129,149	$270,403	$413,972
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Net income	$120,351	$129,640	$282,120	$415,710
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period from securities available for sale	(26,076)	27,493	65,592	39,270
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	—	3,804	19,035	37,816
Net change in unrealized holding gains (losses) on securities available for sale	(26,076)	23,689	46,557	1,454
Change in unamortized net holding losses on investment securities held to maturity	1,168	1,066	2,924	4,834
Less: non-credit related impairment on investment securities held to maturity	—	—	96	49
Change in unamortized non-credit related impairment on investment securities held to maturity	225	290	648	704
Net change in unamortized holding losses on securities held to maturity	1,393	1,356	3,476	5,489
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(1,461)	2,042	1,728	5,322
Change in defined benefit plans	—	—	931	1,715
Other comprehensive (loss) income, net of tax	(26,144)	27,087	52,692	13,980
Comprehensive income	94,207	156,727	334,812	429,690
Less: comprehensive income attributable to noncontrolling interests	523	491	1,569	1,738
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$93,684	$156,236	$333,243	$427,952
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2015	$—	$2,230	$15,277,746	$(3,202,083)	$(51,862)	$28,891	$12,054,922
Net income	—	—	—	413,972	—	1,738	415,710
Other comprehensive income, net of tax	—	—	—	—	13,980	—	13,980
Preferred stock dividends	—	—	—	—	—	(1,037)	(1,037)
Common stock dividends	—	—	(35,000)	—	—	—	(35,000)
Vesting of restricted stock	—	—	(3,603)	—	—	—	(3,603)
Restricted stock retained to cover taxes	—	—	(3,016)	—	—	—	(3,016)
Amortization of stock-based deferred compensation	—	—	1,772	—	—	—	1,772
Balance, September 30, 2015	$—	$2,230	$15,237,899	$(2,788,111)	$(37,882)	$29,592	$12,443,728

Balance, January 1, 2016	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	280,551	—	1,569	282,120
Other comprehensive income, net of tax	—	—	—	—	52,692	—	52,692
Preferred stock dividends	—	—	(10,148)	—	—	(1,037)	(11,185)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Dividend to BBVA Bancomer USA, Inc.	—	—	(69,151)	—	—	—	(69,151)
Capital contribution	—	—	—	—	—	36	36
Vesting of restricted stock	—	—	(1,527)	—	—	—	(1,527)
Restricted stock retained to cover taxes	—	—	(545)	—	—	—	(545)
Restricted stock tax benefit	—	—	(468)	—	—	—	(468)
Amortization of stock-based deferred compensation	—	—	2,509	—	—	—	2,509
Balance, September 30, 2016	$229,475	$2,230	$15,020,937	$(2,416,402)	$(46,644)	$29,594	$12,819,190
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Operating Activities:
Net income	$282,120	$415,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,975	206,882
Securities impairment	130	1,298
Amortization of intangibles	12,280	30,083
Accretion of discount, loan fees and purchase market adjustments, net	(17,191)	(84,168)
Net change in FDIC indemnification liability	4,180	49,669
Provision for loan losses	265,025	117,331
Amortization of stock based compensation	2,509	1,772
Net change in trading account assets	(369,690)	(153,297)
Net change in trading account liabilities	210,554	80,378
Net change in loans held for sale	(27,468)	32,058
Deferred tax benefit	(22,596)	(9,686)
Investment securities gains, net	(30,037)	(66,967)
Loss on prepayment of FHLB and other borrowings, net	—	6,118
Loss on sale of premises and equipment	5,019	151
Gain on sale of loans	(15,551)	(21,086)
Net (gain) loss on sale of other real estate and other assets	(406)	500
(Increase) decrease in other assets	(260,823)	20,424
Increase (decrease) in other liabilities	68,043	(125,524)
Net cash provided by operating activities	328,073	501,646
Investing Activities:
Proceeds from sales of investment securities available for sale	1,785,313	2,877,744
Proceeds from prepayments, maturities and calls of investment securities available for sale	1,629,841	1,225,031
Purchases of investment securities available for sale	(3,848,779)	(4,662,585)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	114,689	82,163
Purchases of investment securities held to maturity	(27,104)	(82,634)
Proceeds from sales of trading securities	729,218	2,871,708
Purchases of trading securities	(272,857)	(4,077,520)
Net change in loan portfolio	(66,962)	(3,853,782)
Proceeds from sales of loans	1,022,579	436,242
Purchase of premises and equipment	(112,419)	(103,165)
Proceeds from sale of premises and equipment	6,311	7,974
Net cash paid in acquisition	—	(12,567)
Reimbursements from FDIC for covered assets	878	818
Proceeds from sales of other real estate owned	21,145	12,890
Net cash provided by (used in) investing activities	981,853	(5,277,683)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,380,456	2,527,448
Net increase in time deposits	215,262	767,539
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(584,581)	(490,244)
Net (decrease) increase in other short-term borrowings	(441,421)	1,622,173
Proceeds from FHLB and other borrowings	1,250,000	4,000,000
Repayment of FHLB and other borrowings	(3,057,407)	(2,612,915)
Capital contribution for non-controlling interest	36	—
Vesting of restricted stock	(1,527)	(3,603)
Restricted stock grants retained to cover taxes	(545)	(3,016)
Dividend paid to BBVA Bancomer USA, Inc.	(69,151)	—
Common dividends paid	(60,000)	(35,000)
Preferred dividends paid	(11,185)	(1,037)
Net cash (used in) provided by financing activities	(1,380,063)	5,771,345
Net (decrease) increase in cash and cash equivalents	(70,137)	995,308
Cash and cash equivalents at beginning of year	4,496,828	3,432,948
Cash and cash equivalents at end of period	$4,426,691	$4,428,256
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows in conformity with U.S. GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Recently Issued Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this codified guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Subsequently, the FASB issued a one-year deferral for implementation, which results in the new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. The FASB, however, permitted adoption of the new guidance on the original effective date. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company and its selection of transition method. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities accounted for under other U.S. GAAP, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its statement of income most closely associated with financial instruments, including securities gains, interest income and interest expense. The Company plans to adopt this standard in the first quarter of 2018.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted. The Company is currently assessing the impact that the adoption of this standard will have on the Statements of Cash Flows of the Company.
(2) Acquisition Activity
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. is a wholly-owned U.S. subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly-owned subsidiary of BBVA.  These four subsidiaries engage in money transmission and foreign exchange services and are subsidiaries of BBVA Compass Payments, Inc., a wholly owned subsidiary of the Parent.
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

The following table summarizes the impact of the acquisition to certain captions within the Company's Unaudited Condensed Consolidated Balance Sheet as of December 31, 2015 and the Company's Unaudited Condensed Consolidated Income Statement for the three and nine months ended September 30, 2015.

Balance Sheet	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(In Thousands)
December 31, 2015
Assets:
Cash and cash equivalents	$4,452,892	$43,936	$4,496,828
Premises and equipment, net	1,320,163	2,215	1,322,378
Other assets	1,252,784	57,307	1,310,091
Total assets	89,965,080	103,458	90,068,538
Liabilities:
Deposits	$65,980,530	$1,236	$65,981,766
Accrued expenses and other liabilities	1,185,848	54,797	1,240,645
Total liabilities	77,387,796	56,033	77,443,829
Shareholder’s equity	12,577,284	47,425	12,624,709
Total liabilities and shareholder’s equity	89,965,080	103,458	90,068,538

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(In Thousands)
Three Months Ended September 30, 2015
Interest income	$610,206	$7	$610,213
Noninterest income	233,376	27,344	260,720
Noninterest expense	536,250	21,125	557,375
Income tax expense	50,110	2,318	52,428
Net income	125,732	3,908	129,640

Nine Months Ended September 30, 2015
Interest income	$1,821,284	$10	$1,821,294
Noninterest income	741,215	75,961	817,176
Noninterest expense	1,578,605	57,553	1,636,158
Income tax expense	150,008	6,857	156,865
Net income	404,149	11,561	415,710
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

	September 30, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,856,178	$10,178	$16,126	$1,850,230
Mortgage-backed securities	3,988,469	36,732	19,564	4,005,637
Collateralized mortgage obligations	5,207,807	18,842	19,432	5,207,217
States and political subdivisions	9,787	288	—	10,075
Other	16,528	356	32	16,852
Equity securities	426,826	48	—	426,874
Total	$11,505,595	$66,444	$55,154	$11,516,885
Investment securities held to maturity:
Collateralized mortgage obligations	$88,611	$4,733	$5,460	$87,884
Asset-backed securities	17,144	1,959	1,465	17,638
States and political subdivisions	1,070,917	17,667	16,516	1,072,068
Other	64,178	1,417	1,951	63,644
Total	$1,240,850	$25,776	$25,392	$1,241,234

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,232,238	$4,076	$24,822	$3,211,492
Mortgage-backed securities	4,624,441	16,548	50,727	4,590,262
Collateralized mortgage obligations	2,713,075	8,200	16,019	2,705,256
States and political subdivisions	15,492	395	—	15,887
Other	23,914	175	44	24,045
Equity securities	503,540	38	—	503,578
Total	$11,112,700	$29,432	$91,612	$11,050,520
Investment securities held to maturity:
Collateralized mortgage obligations	$103,947	$6,022	$4,634	$105,335
Asset-backed securities	24,011	3,002	1,574	25,439
States and political subdivisions	1,128,240	729	82,632	1,046,337
Other	66,478	2,644	2,112	67,010
Total	$1,322,676	$12,397	$90,952	$1,244,121
In the above table, equity securities include $427 million and $503 million at September 30, 2016 and December 31, 2015, respectively, of FHLB and Federal Reserve stock carried at par.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at September 30, 2016 and December 31, 2015. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	September 30, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$386,626	$4,012	$604,317	$12,114	$990,943	$16,126
Mortgage-backed securities	301,922	2,182	1,502,080	17,382	1,804,002	19,564
Collateralized mortgage obligations	2,319,508	13,007	704,501	6,425	3,024,009	19,432
Other	—	—	1,090	32	1,090	32
Total	$3,008,056	$19,201	$2,811,988	$35,953	$5,820,044	$55,154

Investment securities held to maturity:
Collateralized mortgage obligations	$4,099	$519	$50,858	$4,941	$54,957	$5,460
Asset-backed securities	425	14	9,964	1,451	10,389	1,465
States and political subdivisions	57,577	4,378	325,680	12,138	383,257	16,516
Other	16,504	94	3,538	1,857	20,042	1,951
Total	$78,605	$5,005	$390,040	$20,387	$468,645	$25,392

	December 31, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,081,528	$16,523	$460,160	$8,299	$2,541,688	$24,822
Mortgage-backed securities	2,623,761	20,380	1,408,069	30,347	4,031,830	50,727
Collateralized mortgage obligations	1,321,121	10,378	393,210	5,641	1,714,331	16,019
Other	—	—	1,078	44	1,078	44
Total	$6,026,410	$47,281	$2,262,517	$44,331	$8,288,927	$91,612

Investment securities held to maturity:
Collateralized mortgage obligations	$11,066	$326	$52,601	$4,308	$63,667	$4,634
Asset-backed securities	—	—	15,790	1,574	15,790	1,574
States and political subdivisions	73,302	6,533	794,489	76,099	867,791	82,632
Other	—	—	4,015	2,112	4,015	2,112
Total	$84,368	$6,859	$866,895	$84,093	$951,263	$90,952

As indicated in the previous tables, at September 30, 2016, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either September 30, 2016 or December 31, 2015, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Balance at beginning of period	$22,582	$22,421	$22,452	$21,123
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	—	1,013
Additions for the credit component on debt securities in which OTTI was previously recognized	—	—	130	285
Balance at end of period	$22,582	$22,421	$22,582	$22,421
For both the three months ended September 30, 2016 and 2015, there was no OTTI recognized on held to maturity securities. For the nine months ended September 30, 2016 and 2015, there was $130 thousand and $1.3 million, respectively of OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.

The contractual maturities of the securities portfolios are presented in the following table.

September 30, 2016	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$91,838	$91,868
Maturing after one but within five years	365,562	369,917
Maturing after five but within ten years	367,002	370,969
Maturing after ten years	1,058,091	1,044,403
	1,882,493	1,877,157
Mortgage-backed securities and collateralized mortgage obligations	9,196,276	9,212,854
Equity securities	426,826	426,874
Total	$11,505,595	$11,516,885

Investment securities held to maturity:
Maturing within one year	$67,853	$68,283
Maturing after one but within five years	244,188	243,803
Maturing after five but within ten years	260,272	258,962
Maturing after ten years	579,926	582,302
	1,152,239	1,153,350
Collateralized mortgage obligations	88,611	87,884
Total	$1,240,850	$1,241,234

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Gross gains	$—	$8,568	$30,037	$68,799
Gross losses	—	1,832	—	1,832
Net realized gains	$—	$6,736	$30,037	$66,967

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	September 30, 2016	December 31, 2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,839,068	$26,022,374
Real estate – construction	2,215,272	2,354,253
Commercial real estate – mortgage	11,361,630	10,453,280
Total commercial loans	38,415,970	38,829,907
Consumer loans:
Residential real estate – mortgage	13,457,435	13,993,285
Equity lines of credit	2,494,468	2,419,815
Equity loans	479,375	580,804
Credit card	599,862	627,359
Consumer direct	1,186,827	936,871
Consumer indirect	3,196,235	3,495,082
Total consumer loans	21,414,202	22,053,216
Covered loans	381,111	440,961
Total loans	$60,211,283	$61,324,084
At September 30, 2016, the Company considered its energy lending portfolio as a concentration due to the impact on this portfolio of declining oil prices that began in late 2014 and continued into 2016. Total energy exposure, including unused commitments to extend credit and letters of credit was $8.2 billion and $9.4 billion at September 30, 2016 and December 31, 2015, respectively. The funded amount of the Company's energy lending portfolio was approximately $3.3 billion and $3.8 billion at September 30, 2016 and December 31, 2015, respectively, and is reported in total commercial, financial and agricultural in the table above. The decline in oil prices has negatively impacted the financial results of many borrowers in the energy lending portfolio, leading to internal risk rating downgrades. If oil prices remain unstable or resume their decline, the energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$499,398	$114,311	$119,076	$110,266	$—	$843,051
Provision (credit) for loan losses	20,533	54	528	43,992	—	65,107
Loans charged off	(13,702)	(104)	(4,608)	(46,472)	—	(64,886)
Loan recoveries	4,766	682	3,429	9,931	—	18,808
Net (charge-offs) recoveries	(8,936)	578	(1,179)	(36,541)	—	(46,078)
Ending balance	$510,995	$114,943	$118,425	$117,717	$—	$862,080
Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$350,879	$135,152	$133,995	$99,559	$1,886	$721,471
Provision (credit) for loan losses	16,424	(7,256)	(577)	20,091	469	29,151
Loans charged off	(9,161)	(910)	(5,944)	(27,567)	(490)	(44,072)
Loan recoveries	5,171	899	3,772	5,728	2	15,572
Net (charge-offs) recoveries	(3,990)	(11)	(2,172)	(21,839)	(488)	(28,500)
Ending balance	$363,313	$127,885	$131,246	$97,811	$1,867	$722,122

Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	167,648	(7,393)	(7,412)	112,058	124	265,025
Loans charged off	(66,541)	(3,555)	(15,072)	(125,607)	(1,565)	(212,340)
Loan recoveries	7,775	3,823	8,805	26,318	1	46,722
Net (charge-offs) recoveries	(58,766)	268	(6,267)	(99,289)	(1,564)	(165,618)
Ending balance	$510,995	$114,943	$118,425	$117,717	$—	$862,080
Nine Months Ended September 30, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	74,127	(12,995)	(13,458)	69,085	572	117,331
Loans charged off	(20,706)	(2,380)	(20,889)	(78,957)	(1,516)	(124,448)
Loan recoveries	10,410	5,027	10,966	17,792	3	44,198
Net (charge-offs) recoveries	(10,296)	2,647	(9,923)	(61,165)	(1,513)	(80,250)
Ending balance	$363,313	$127,885	$131,246	$97,811	$1,867	$722,122

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
September 30, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$138,067	$3,253	$35,867	$2,507	$—	$179,694
Collectively evaluated for impairment	372,928	111,690	82,558	115,210	—	682,386
Purchased loans	—	—	—	—	—	—
Total allowance for loan losses	$510,995	$114,943	$118,425	$117,717	$—	$862,080
Ending balance of loans:
Individually evaluated for impairment	$839,679	$38,967	$180,308	$3,393	$—	$1,062,347
Collectively evaluated for impairment	23,972,927	13,503,337	16,250,039	4,975,230	—	58,701,533
Purchased loans	26,462	34,598	931	4,301	381,111	447,403
Total loans	$24,839,068	$13,576,902	$16,431,278	$4,982,924	$381,111	$60,211,283

December 31, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$27,486	$3,725	$38,126	$1,880	$—	$71,217
Collectively evaluated for impairment	374,458	118,343	93,978	103,068	—	689,847
Purchased loans	169	—	—	—	1,440	1,609
Total allowance for loan losses	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Ending balance of loans:
Individually evaluated for impairment	$163,201	$80,123	$183,473	$2,789	$—	$429,586
Collectively evaluated for impairment	25,828,286	12,685,320	16,809,525	5,051,488	—	60,374,619
Purchased loans	30,887	42,090	906	5,035	440,961	519,879
Total loans	$26,022,374	$12,807,533	$16,993,904	$5,059,312	$440,961	$61,324,084

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following tables present information on individually evaluated impaired loans, by loan class.

	September 30, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$420,005	$428,688	$—	$419,674	$445,592	$138,067
Real estate – construction	—	—	—	707	819	377
Commercial real estate – mortgage	15,161	15,765	—	23,099	24,498	2,876
Residential real estate – mortgage	—	—	—	111,773	111,773	9,226
Equity lines of credit	—	—	—	25,679	26,069	20,572
Equity loans	—	—	—	42,856	43,563	6,069
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	797	797	56
Consumer indirect	—	—	—	2,596	2,596	2,451
Total loans	$435,166	$444,453	$—	$627,181	$655,707	$179,694

	December 31, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$45,583	$53,325	$—	$117,618	$122,148	$27,486
Real estate – construction	3,403	3,986	—	628	689	515
Commercial real estate – mortgage	24,851	27,486	—	51,241	54,863	3,210
Residential real estate – mortgage	6,521	6,521	—	102,375	102,375	7,370
Equity lines of credit	—	—	—	28,164	30,302	23,183
Equity loans	—	—	—	46,413	47,245	7,573
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	935	935	26
Consumer indirect	—	—	—	1,854	1,854	1,854
Total loans	$80,358	$91,318	$—	$349,228	$360,411	$71,217

The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$769,719	$401	$133,652	$204
Real estate – construction	634	2	5,360	21
Commercial real estate – mortgage	36,874	255	87,352	517
Residential real estate – mortgage	110,262	666	107,927	707
Equity lines of credit	26,231	246	27,185	279
Equity loans	43,292	375	48,046	392
Credit card	—	—	—	—
Consumer direct	803	7	397	4
Consumer indirect	2,505	3	1,749	—
Total loans	$990,320	$1,955	$411,668	$2,124

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$575,038	$1,033	$98,110	$909
Real estate – construction	2,118	6	5,837	97
Commercial real estate – mortgage	46,073	932	85,862	1,634
Residential real estate – mortgage	109,020	1,953	110,790	2,096
Equity lines of credit	27,170	790	26,891	838
Equity loans	44,629	1,123	50,168	1,197
Credit card	—	—	—	—
Consumer direct	854	22	686	12
Consumer indirect	2,152	9	1,645	—
Total loans	$807,054	$5,868	$379,989	$6,783
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

	Commercial
	September 30, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$22,686,955	$2,154,286	$11,031,439
Special Mention	665,237	56,486	209,917
Substandard	1,164,997	4,485	102,879
Doubtful	321,879	15	17,395
	$24,839,068	$2,215,272	$11,361,630

	December 31, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,823,312	$2,340,145	$10,165,630
Special Mention	469,400	5,148	142,124
Substandard	688,427	8,941	133,091
Doubtful	41,235	19	12,435
	$26,022,374	$2,354,253	$10,453,280

	Consumer
	September 30, 2016
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,335,843	$2,459,409	$465,626	$589,687	$1,181,871	$3,182,146
Nonperforming	121,592	35,059	13,749	10,175	4,956	14,089
	$13,457,435	$2,494,468	$479,375	$599,862	$1,186,827	$3,196,235

	December 31, 2015
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,877,592	$2,381,909	$564,110	$617,641	$932,773	$3,484,426
Nonperforming	115,693	37,906	16,694	9,718	4,098	10,656
	$13,993,285	$2,419,815	$580,804	$627,359	$936,871	$3,495,082

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$72,328	$4,400	$5,320	$850,075	$9,283	$941,406	$23,897,662	$24,839,068
Real estate – construction	522	1,062	2,782	1,214	3,315	8,895	2,206,377	2,215,272
Commercial real estate – mortgage	7,614	369	783	63,593	5,141	77,500	11,284,130	11,361,630
Residential real estate – mortgage	56,204	21,200	3,929	117,243	63,008	261,584	13,195,851	13,457,435
Equity lines of credit	8,173	4,477	2,417	32,642	—	47,709	2,446,759	2,494,468
Equity loans	5,567	1,694	353	13,198	36,053	56,865	422,510	479,375
Credit card	5,696	4,264	10,175	—	—	20,135	579,727	599,862
Consumer direct	12,099	4,725	4,191	765	759	22,539	1,164,288	1,186,827
Consumer indirect	73,045	20,165	7,070	7,019	—	107,299	3,088,936	3,196,235
Covered loans	4,075	3,844	28,505	269	—	36,693	344,418	381,111
Total loans	$245,323	$66,200	$65,525	$1,086,018	$117,559	$1,580,625	$58,630,658	$60,211,283

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$8,197	$4,215	$3,567	$161,591	$9,402	$186,972	$25,835,402	$26,022,374
Real estate – construction	2,864	91	421	5,908	2,247	11,531	2,342,722	2,354,253
Commercial real estate – mortgage	3,843	1,461	2,237	69,953	33,904	111,398	10,341,882	10,453,280
Residential real estate – mortgage	47,323	19,540	1,961	113,234	67,343	249,401	13,743,884	13,993,285
Equity lines of credit	8,263	4,371	2,883	35,023	—	50,540	2,369,275	2,419,815
Equity loans	6,356	2,194	704	15,614	37,108	61,976	518,828	580,804
Credit card	5,563	4,622	9,718	—	—	19,903	607,456	627,359
Consumer direct	7,648	3,801	3,537	561	908	16,455	920,416	936,871
Consumer indirect	73,438	17,167	5,629	5,027	—	101,261	3,393,821	3,495,082
Covered loans	4,862	3,454	37,972	134	—	46,422	394,539	440,961
Total loans	$168,357	$60,916	$68,629	$407,045	$150,912	$855,859	$60,468,225	$61,324,084
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

The following table provides a breakout of TDRs, including nonaccrual loans and covered loans and excluding loans classified as held for sale.

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$33	$—	$—	$28,739	$28,772	$9,250	$38,022
Real estate – construction	—	—	—	585	585	3,315	3,900
Commercial real estate – mortgage	—	—	—	4,136	4,136	5,141	9,277
Residential real estate – mortgage	3,392	389	420	35,562	39,763	58,807	98,570
Equity lines of credit	—	—	—	24,507	24,507	—	24,507
Equity loans	1,837	766	198	7,066	9,867	33,252	43,119
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	37	37	759	796
Consumer indirect	—	—	—	2,597	2,597	—	2,597
Covered loans	—	—	—	27	27	—	27
Total loans	$5,262	$1,155	$618	$103,256	$110,291	$110,524	$220,815

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$131	$131	$9,402	$9,533
Real estate – construction	—	—	—	495	495	2,247	2,742
Commercial real estate – mortgage	—	—	—	7,205	7,205	33,904	41,109
Residential real estate – mortgage	2,188	1,935	498	30,174	34,795	62,722	97,517
Equity lines of credit	—	—	—	27,176	27,176	—	27,176
Equity loans	1,737	782	376	9,844	12,739	34,213	46,952
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	27	27	908	935
Consumer indirect	—	—	—	1,853	1,853	—	1,853
Covered loans	—	—	—	8	8	—	8
Total loans	$3,925	$2,717	$874	$76,913	$84,429	$143,396	$227,825
Modifications to a borrower’s loan agreement are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended September 30, 2016, $1.2 million of TDR modifications included an interest rate concession and $36.5 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended September 30, 2015, $2.0 million of TDR modifications included an interest rate concession and $4.7 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2016, $4.2 million of TDR modifications included an interest rate concession and $49.8 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2015, $2.9 million of TDR modifications included an interest rate concession and $14.0 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	4	$31,676	2	$69
Real estate – construction	1	112	—	—
Commercial real estate – mortgage	—	—	3	532
Residential real estate – mortgage	21	2,868	14	3,326
Equity lines of credit	30	1,468	27	1,488
Equity loans	6	635	8	340
Credit card	—	—	—	—
Consumer direct	2	15	4	325
Consumer indirect	56	917	31	549
Covered loans	—	—	1	8

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	9	$32,026	5	$380
Real estate – construction	2	3,504	—	—
Commercial real estate – mortgage	5	1,431	4	758
Residential real estate – mortgage	59	10,654	36	7,571
Equity lines of credit	66	3,237	86	4,752
Equity loans	15	1,129	28	1,836
Credit card	—	—	—	—
Consumer direct	3	24	21	627
Consumer indirect	119	1,999	53	928
Covered loans	—	—	3	29
For the three and nine months ended September 30, 2016 and 2015, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	—	—	1	119
Equity lines of credit	8	204	1	—
Equity loans	1	42	1	55
Credit card	—	—	—	—
Consumer direct	—	—	1	100
Consumer indirect	1	13	—	—
Covered loans	—	—	1	18

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	1	377
Commercial real estate – mortgage	—	—	1	178
Residential real estate – mortgage	—	—	6	862
Equity lines of credit	8	204	1	—
Equity loans	1	42	3	216
Credit card	—	—	—	—
Consumer direct	—	—	1	100
Consumer indirect	2	32	1	18
Covered loans	—	—	2	24
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
At September 30, 2016 and December 31, 2015, there were $21.9 million and $5.7 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $22 million and $21 million at September 30, 2016 and December 31, 2015, respectively. OREO included $20 million and $17 million of foreclosed residential real estate properties at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, there were $29 million and $30 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(5) Loan Sales and Servicing
Loans held for sale were $102 million and $71 million at September 30, 2016 and December 31, 2015, respectively. Loans held for sale at September 30, 2016 and December 31, 2015 were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$907,414	$764,022	$907,414
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	121,745	404,674	1,007,096	415,156
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$199,073	$724,493	$482,860	$1,309,035
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	9,024	11,008	21,705	32,968

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing (3)	$199,073	$724,493	$798,756	$1,308,853
Servicing fees recognized (4)	6,710	5,802	19,376	15,741

(3)	There is no recourse to the Company for the failures of borrowers to pay loans when due.

(4)	Recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	September 30, 2016	December 31, 2015
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (5)	$4,702,178	$4,444,602
MSRs (6)	39,027	44,541

(5)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(6)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Carrying value, at beginning of period	$36,496	$40,871	$44,541	$35,488
Additions	1,933	6,844	7,583	13,566
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	3,250	(5,485)	(5,391)	(5,631)
Due to other changes in fair value (7)	(2,652)	(992)	(7,706)	(2,185)
Carrying value, at end of period	$39,027	$41,238	$39,027	$41,238

(7)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At September 30, 2016 and December 31, 2015, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Fair value of MSRs	$39,027	$44,541
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.2%	96.8%
Adjustable rate mortgage loans	2.8	3.2
Total	100.0%	100.0%
Weighted average life (in years)	4.4	5.4
Prepayment speed:	20.6%	12.4%
Effect on fair value of a 10% increase	$(1,834)	$(1,547)
Effect on fair value of a 20% increase	(3,512)	(2,987)
Weighted average option adjusted spread:	8.1%	9.0%
Effect on fair value of a 10% increase	$(1,132)	$(1,504)
Effect on fair value of a 20% increase	(2,146)	(2,911)
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

	September 30, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$95,671	$—	$2,123,950	$59,975	$9,405
Total fair value hedges		95,671	—		59,975	9,405
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	1,725,000	4,862	—	1,900,000	1,574	782
Swaps related to FHLB advances	120,000	—	11,846	320,000	—	10,858
Foreign currency contracts:
Forwards related to currency fluctuations	5,593	—	389	8,318	—	40
Total cash flow hedges		4,862	12,235		1,574	11,680
Total derivatives designated as hedging instruments		$100,533	$12,235		$61,549	$21,085

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$225,000	$107	$1,005	$216,500	$502	$217
Interest rate lock commitments	220,963	4,532	3	175,002	2,880	6
Equity contracts:
Purchased equity option related to equity-linked CDs	839,895	61,157	—	876,649	59,375	—
Written equity option related to equity-linked CDs	783,256	—	57,230	831,480	—	56,559
Foreign exchange contracts:
Forwards and swaps related to commercial loans	393,264	849	1,601	479,072	3,821	752
Spots related to commercial loans	42,694	49	—	54,511	6	372
Swap associated with sale of Visa, Inc. Class B shares	72,405	—	1,810	67,896	—	1,697
Futures contracts (3)	210,000	—	—	390,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	28,597,938	518,406	458,763	23,370,927	303,944	238,611
Commodity contracts for customers	21,692	2,093	2,093	114,336	14,127	14,110
Foreign exchange contracts for customers	900,644	13,027	10,997	425,946	9,899	8,578
Total trading account assets and liabilities		533,526	471,853		327,970	261,299
Total free-standing derivative instruments not designated as hedging instruments		$600,220	$533,502		$394,554	$320,902

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
The Company recognized no gains or losses for the three and nine months ended September 30, 2016 and 2015 related to hedged firm commitments no longer qualifying as a fair value hedge. At September 30, 2016, the fair value hedges had a weighted average expected remaining term of 4.4 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2016	2015	2016	2015
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(20,209)	$40,416	$45,101	$10,383
Hedged long term debt	Interest on FHLB and other borrowings	19,246	(38,634)	(39,978)	(12,511)
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	10,489	12,413	31,834	34,157
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of the money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and nine months ended September 30, 2016 and 2015. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and nine months ended September 30, 2016 and 2015.
At September 30, 2016, cash flow hedges not terminated had a net fair value of $(7.4) million and a weighted average life of 1.1 years. Net losses of $1.2 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.8 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$(1,461)	$2,042	$1,728	$5,322
Amount reclassified from accumulated other comprehensive income (loss) into net income	702	1,924	1,678	4,778
Amount of ineffectiveness recognized in net income	—	—	—	—
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
The Company also enters into a variety of interest rate contracts, commodity contracts and foreign exchange contracts in its trading activities. The primary purpose for using these derivative instruments in the trading account is to facilitate customer transactions. The interest rate contract portfolio classified as trading is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in noninterest income as corporate and correspondent investment sales in the Company's Unaudited Condensed Consolidated Statements of Income.
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2016	2015	2016	2015
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$86	$(248)	$(229)	$(199)
Option contracts related to mortgage servicing rights	Mortgage banking income	—	—	(264)	(195)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	1,094	(2,317)	(2,027)	1,679
Interest rate lock commitments	Mortgage banking income	(162)	308	1,655	1,447
Interest rate contracts for customers	Corporate and correspondent investment sales	5,371	4,961	14,780	21,490
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	(1)	(2)	(6)	7
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(3,716)	(13,960)	1,782	(27,995)
Written equity option related to equity-linked CDs	Other expense	3,625	13,652	(672)	27,712
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(1,517)	17,181	(5,173)	40,265
Spot contracts related to commercial loans	Other income	1,471	(4,143)	91	(7,663)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	1,305	590	2,954	1,451
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At September 30, 2016, interest rate swap agreements and options classified as trading were substantially matched. The

Company had credit risk of $534 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $2.6 million and $2.5 million of net credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2016, respectively. There were $15 thousand and $9 thousand of net credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2015. At September 30, 2016 and December 31, 2015, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions at September 30, 2016 have credit risk of $101 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, there were no nonperforming derivative positions classified as nontrading.
As of September 30, 2016 and December 31, 2015, the Company had recorded the right to reclaim cash collateral of $295 million and $162 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $39 million and $40 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2016 was $61 million for which the Company has collateral requirements of $60 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2016, the Company’s collateral requirements to its counterparties would have increased by $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2015 was $46 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2015, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2016
Derivative financial assets:
Subject to a master netting arrangement	$285,731	$—	$285,731	$109	$35,882	$249,740
Not subject to a master netting arrangement	415,022	—	415,022	—	—	415,022
Total derivative financial assets	$700,753	$—	$700,753	$109	$35,882	$664,762

Derivative financial liabilities:
Subject to a master netting arrangement	$476,133	$—	$476,133	$24,862	$295,448	$155,823
Not subject to a master netting arrangement	69,604	—	69,604	—	—	69,604
Total derivative financial liabilities	$545,737	$—	$545,737	$24,862	$295,448	$225,427

December 31, 2015
Derivative financial assets:
Subject to a master netting arrangement	$191,061	$—	$191,061	$—	$33,517	$157,544
Not subject to a master netting arrangement	265,042	—	265,042	—	—	265,042
Total derivative financial assets	$456,103	$—	$456,103	$—	$33,517	$422,586

Derivative financial liabilities:
Subject to a master netting arrangement	$269,295	$—	$269,295	$23,856	$159,594	$85,845
Not subject to a master netting arrangement	72,692	—	72,692	—	—	72,692
Total derivative financial liabilities	$341,987	$—	$341,987	$23,856	$159,594	$158,537

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2016
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$4,113,664	$3,795,800	$317,864	$317,864	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,881,978	$3,795,800	$86,178	$86,178	$—	$—

December 31, 2015
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$5,282,661	$5,003,555	$279,106	$279,106	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$5,080,164	$5,003,555	$76,609	$76,609	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
September 30, 2016
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,557,005	$602,850	$1,632,513	$—	$3,792,368
Mortgage-backed securities	—	—	89,610	—	89,610
Total	$1,557,005	$602,850	$1,722,123	$—	$3,881,978

December 31, 2015
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$3,214,085	$232,924	$518,623	$—	$3,965,632
Mortgage-backed securities	—	—	976,449	—	976,449
Collateralized mortgage obligations	—	—	138,083	—	138,083
Total	$3,214,085	$232,924	$1,633,155	$—	$5,080,164
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At September 30, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $4.0 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.4 billion. At December 31, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $5.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.9 billion.
(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	September 30, 2016	December 31, 2015
	(In Thousands)
Commitments to extend credit	$26,736,536	$27,853,409
Standby and commercial letters of credit	1,406,754	1,709,145
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

The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At September 30, 2016 and December 31, 2015, the recorded amount of these deferred fees was $6.9 million and $6.0 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2016, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.4 billion. At September 30, 2016 and December 31, 2015, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $101 million and $85 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both September 30, 2016 and December 31, 2015, the amount of potential recourse was $19 million of which the Company had reserved $680 thousand and $869 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At September 30, 2016 and December 31, 2015, the Company had $1 million and $2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At September 30, 2016 and December 31, 2015, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be $147 million and $145 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification liability. At September 30, 2016 and December 31, 2015, the FDIC indemnification liability was $136 million and $131 million, respectively, and was recorded in accrued expenses and other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets.
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
In February 2011, BBVA Securities, Inc. (“BSI”) was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California, The California Public Employees’ Retirement System v. BBVA Securities, Inc., et al., wherein the claims arise out of securities offerings in which Lehman Brothers was the issuer. BSI was an underwriter. The plaintiff alleges that Lehman Brothers made material misstatements in the offering materials, and that the underwriter defendants failed to conduct appropriate due diligence to discover the alleged misstatements. The plaintiff seeks unspecified monetary relief. The District Court granted the underwriter defendants' motion to dismiss and the plaintiff has appealed. On July 8, 2016, the appellate court affirmed the dismissal of the claims against the underwriter defendants, and on September 22, 2016, the plaintiff filed a petition for writ of certiorari with the United States Supreme Court. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. At September 30, 2016, the Company had accrued legal reserves in the amount of $30 million. Additionally, for those matters where a loss is both estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight." At September 30, 2016, there were no such matters where a loss was both estimable and reasonably possible beyond the accrued legal reserve.
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
At both September 30, 2016 and December 31, 2015, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $(478) thousand and $1.4 million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended September 30, 2016 and 2015, respectively. Net gains (losses) of $2.1 million and $(651) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the nine months ended September 30, 2016 and 2015, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $1.1 million and $(2.3) million for the three months ended September 30, 2016 and 2015, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(2.0) million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
September 30, 2016
Residential mortgage loans held for sale	$101,843	$97,712	$4,131
December 31, 2015
Residential mortgage loans held for sale	$70,582	$68,553	$2,029
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$3,512,398	$3,512,398	$—	$—
Collateralized mortgage obligations	518	—	518	—
State and political subdivisions	1,183	—	1,183	—
Other debt securities	2,852	—	2,852	—
Interest rate contracts	518,406	—	518,406	—
Commodity contracts	2,093	—	2,093	—
Foreign exchange contracts	13,027	—	13,027	—
Other trading assets	984	—	—	984
Total trading account assets	4,051,461	3,512,398	538,079	984
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	1,850,230	717,327	1,132,903	—
Mortgage-backed securities	4,005,637	—	4,005,637	—
Collateralized mortgage obligations	5,207,217	—	5,207,217	—
States and political subdivisions	10,075	—	10,075	—
Other debt securities	16,852	16,852	—	—
Equity securities (1)	344	51	—	293
Total investment securities available for sale	11,090,355	734,230	10,355,832	293
Loans held for sale	101,843	—	101,843	—
Derivative assets:
Interest rate contracts	105,172	—	100,640	4,532
Equity contracts	61,157	—	61,157	—
Foreign exchange contracts	898	—	898	—
Total derivative assets	167,227	—	162,695	4,532
Other assets	39,027	—	—	39,027
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$3,540,472	$3,540,472	$—	$—
Other debt securities	751	—	751	—
Interest rate contracts	458,763	—	458,763	—
Commodity contracts	2,093	—	2,093	—
Foreign exchange contracts	10,997	—	10,997	—
Total trading account liabilities	4,013,076	3,540,472	472,604	—
Derivative liabilities:
Interest rate contracts	12,854	—	12,851	3
Equity contracts	57,230	—	57,230	—
Foreign exchange contracts	1,990	—	1,990	—
Total derivative liabilities	72,074	—	72,071	3

(1)	Excludes $427 million of FHLB and Federal Reserve stock required to be owned by the Company at September 30, 2016. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and nine months ended September 30, 2016 and 2015. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, July 1, 2015	$1,400	$251	$3,457	$40,871
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(147)	—	308	(6,477)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	6,844
Sales	—	(1)	—	—
Settlements	—	—	—	—
Balance, September 30, 2015	$1,253	$250	$3,765	$41,238
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2015	$(147)	$—	$308	$(6,477)

Balance, July 1, 2016	$1,031	$294	$4,691	$36,496
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(47)	—	(162)	598
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	1,933
Sales	—	(1)	—	—
Settlements	—	—	—	—
Balance, September 30, 2016	$984	$293	$4,529	$39,027
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$(47)	$—	$(162)	$598

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(337)	—	1,447	(7,816)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	247	—	—
Issuances	—	—	—	13,566
Sales	—	(1)	—	—
Settlements	—	—	—	—
Balance, September 30, 2015	$1,253	$250	$3,765	$41,238
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2015	$(337)	$—	$1,447	$(7,816)

Balance, January 1, 2016	$1,117	$253	$2,874	$44,541
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(133)	—	1,655	(13,097)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	—
Issuances	—	—	—	7,583
Sales	—	(1)	—	—
Settlements	—	—	—	—
Balance, September 30, 2016	$984	$293	$4,529	$39,027
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$(133)	$—	$1,655	$(13,097)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2016 and 2015 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,595	$—	$—	$2,595	$—	$(130)
Impaired loans (1)	71,806	—	—	71,806	(9,202)	(55,922)
OREO	21,670	—	—	21,670	(458)	(2,777)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$15,423	$—	$—	$15,423	$—	$(1,298)
Impaired loans (1)	169,458	—	—	169,458	(6,836)	(11,689)
OREO	23,762	—	—	23,762	(1,135)	(3,317)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	September 30, 2016	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$984	Discounted cash flow	Default rate	9.3%
			Prepayment rate	6.3% - 11.9% (8.5%)
Interest rate contracts	4,529	Discounted cash flow	Closing ratios (pull-through)	3.7% - 99.4% (62.0%)
			Cap grids	0.2% - 2.0% (0.9%)
Other assets - MSRs	39,027	Discounted cash flow	Option adjusted spread	6.1% - 18.6% (8.1%)
			Constant prepayment rate or life speed	1.8% - 71.6% (20.6%)
			Cost to service	$65 - $4,000 ($88)
Nonrecurring fair value measurements:
Investment securities held to maturity	$2,595	Discounted cash flow	Prepayment rate	10.9%
			Default rate	9.2%
			Loss severity	63.7%
Impaired loans	71,806	Appraised value	Appraised value	0.0% - 80.0% (27.9%)
OREO	21,670	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,426,691	$4,426,691	$4,426,691	$—	$—
Investment securities held to maturity	1,240,850	1,241,234	—	—	1,241,234
Loans, net	59,349,203	55,897,095	—	—	55,897,095
Liabilities:
Deposits	$67,587,337	$67,754,047	$—	$67,754,047	$—
FHLB and other borrowings	3,671,861	3,637,982	—	3,637,982	—
Federal funds purchased and securities sold under agreements to repurchase	165,573	165,573	—	165,573	—
Other short-term borrowings	50,000	50,000	—	50,000	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,496,828	$4,496,828	$4,496,828	$—	$—
Investment securities held to maturity	1,322,676	1,244,121	—	—	1,244,121
Loans, net	60,561,411	57,916,215	—	—	57,916,215
Liabilities:
Deposits	$65,981,766	$66,090,901	$—	$66,090,901	$—
FHLB and other borrowings	5,438,620	5,405,386	—	5,405,386	—
Federal funds purchased and securities sold under agreements to repurchase	750,154	750,154	—	750,154	—
Other short-term borrowings	150,000	150,000	—	150,000	—

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

	Three Months Ended September 30,
	2016			2015
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains (losses) arising during period from securities available for sale	$(41,149)	$(15,073)	$(26,076)	$48,686	$21,193	$27,493
Less: reclassification adjustment for net gains on sale of securities in net income	—	—	—	6,736	2,932	3,804
Net change in unrealized gains (losses) on securities available for sale	(41,149)	(15,073)	(26,076)	41,950	18,261	23,689
Change in unamortized net holding losses on investment securities held to maturity	1,844	676	1,168	1,886	820	1,066
Less: non-credit related impairment on investment securities held to maturity	—	—	—	—	—	—
Change in unamortized non-credit related impairment on investment securities held to maturity	354	129	225	515	225	290
Net change in unamortized holding losses on securities held to maturity	2,198	805	1,393	2,401	1,045	1,356
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(2,303)	(842)	(1,461)	3,456	1,414	2,042
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income (loss)	$(41,254)	$(15,110)	$(26,144)	$47,807	$20,720	$27,087

	Nine Months Ended September 30,
	2016			2015
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$103,507	$37,915	$65,592	$69,541	$30,271	$39,270
Less: reclassification adjustment for net gains on sale of securities in net income	30,037	11,002	19,035	66,967	29,151	37,816
Net change in unrealized gains on securities available for sale	73,470	26,913	46,557	2,574	1,120	1,454
Change in unamortized net holding losses on investment securities held to maturity	4,615	1,691	2,924	8,559	3,725	4,834
Less: non-credit related impairment on investment securities held to maturity	151	55	96	87	38	49
Change in unamortized non-credit related impairment on investment securities held to maturity	1,021	373	648	1,247	543	704
Net change in unamortized holding losses on securities held to maturity	5,485	2,009	3,476	9,719	4,230	5,489
Unrealized holding gains arising during period from cash flow hedge instruments	2,734	1,006	1,728	9,105	3,783	5,322
Change in defined benefit plans	1,300	369	931	2,716	1,001	1,715
Other comprehensive income	$82,989	$30,297	$52,692	$24,114	$10,134	$13,980

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2015	$4,469	$(7,694)	$(41,121)	$(7,516)	$(51,862)
Other comprehensive income (loss) before reclassifications	39,270	8,019	—	(49)	47,240
Amounts reclassified from accumulated other comprehensive income (loss)	(32,982)	(2,697)	1,715	704	(33,260)
Net current period other comprehensive income	6,288	5,322	1,715	655	13,980
Balance, September 30, 2015	$10,757	$(2,372)	$(39,406)	$(6,861)	$(37,882)

Balance, January 1, 2016	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)
Other comprehensive income (loss) before reclassifications	65,592	2,787	—	(96)	68,283
Amounts reclassified from accumulated other comprehensive income (loss)	(16,111)	(1,059)	931	648	(15,591)
Net current period other comprehensive income	49,481	1,728	931	552	52,692
Balance, September 30, 2016	$(6,845)	$(4,679)	$(28,235)	$(6,885)	$(46,644)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$—	$6,736	$30,037	$66,967	Investment securities gains, net
	(1,844)	(1,886)	(4,615)	(8,559)	Interest on investment securities held to maturity
	(1,844)	4,850	25,422	58,408
	676	(2,112)	(9,311)	(25,426)	Income tax (expense) benefit
	$(1,168)	$2,738	$16,111	$32,982	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$1,654	$3,646	$5,587	$9,985	Interest and fees on loans
	(952)	(1,722)	(3,909)	(5,207)	Interest and fees on FHLB advances
	702	1,924	1,678	4,778
	(260)	(839)	(619)	(2,081)	Income tax expense
	$442	$1,085	$1,059	$2,697	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(1,300)	$(2,716)	(2)
	—	—	369	1,001	Income tax benefit
	$—	$—	$(931)	$(1,715)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(354)	$(515)	$(1,021)	$(1,247)	Interest on investment securities held to maturity
	129	225	373	543	Income tax benefit
	$(225)	$(290)	$(648)	$(704)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, in the Notes to the December 31, 2015, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$339,345	$277,140
Net income taxes paid	94,808	145,056
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$21,547	$16,552
Transfer of loans to loans held for sale	764,022	906,857
Change in unrealized gains (losses) on available for sale securities	73,470	2,574
Issuance of restricted stock, net of cancellations	1,083	458

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
The following tables present the segment information for the Company’s segments.

	Three Months Ended September 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$562,339	$26,338	$(1,512)	$(72,356)	$514,809
Allocated provision for loan losses	52,358	18,208	—	(5,459)	65,107
Noninterest income	209,131	50,804	7,960	(4,130)	263,765
Noninterest expense	476,830	34,679	5,101	39,661	556,271
Net income (loss) before income tax expense (benefit)	242,282	24,255	1,347	(110,688)	157,196
Income tax expense (benefit)	84,799	8,489	471	(56,914)	36,845
Net income (loss)	157,483	15,766	876	(53,774)	120,351
Less: net income attributable to noncontrolling interests	107	—	420	(4)	523
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$157,376	$15,766	$456	$(53,770)	$119,828
Average assets	$56,486,459	$10,980,519	$16,462,880	$6,970,481	$90,900,339

	Three Months Ended September 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$508,900	$40,505	$6,228	$(47,759)	$507,874
Allocated provision for loan losses	27,562	24,466	—	(22,877)	29,151
Noninterest income	221,063	27,514	7,879	4,264	260,720
Noninterest expense	469,335	38,044	4,656	45,340	557,375
Net income (loss) before income tax expense (benefit)	233,066	5,509	9,451	(65,958)	182,068
Income tax expense (benefit)	81,573	1,928	3,308	(34,381)	52,428
Net income (loss)	151,493	3,581	6,143	(31,577)	129,640
Less: net income attributable to noncontrolling interests	65	—	426	—	491
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$151,428	$3,581	$5,717	$(31,577)	$129,149
Average assets	$55,341,631	$12,578,897	$15,085,951	$6,879,618	$89,886,097

	Nine Months Ended September 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,659,588	$102,050	$(18,114)	$(207,595)	$1,535,929
Allocated provision for loan losses	167,559	87,729	—	9,737	265,025
Noninterest income	622,523	138,982	47,407	(13,696)	795,216
Noninterest expense	1,424,343	144,047	15,289	105,773	1,689,452
Net income (loss) before income tax expense (benefit)	690,209	9,256	14,004	(336,801)	376,668
Income tax expense (benefit)	241,573	3,239	4,901	(155,165)	94,548
Net income (loss)	448,636	6,017	9,103	(181,636)	282,120
Less: net income attributable to noncontrolling interests	306	—	1,271	(8)	1,569
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$448,330	$6,017	$7,832	$(181,628)	$280,551
Average assets	$56,541,683	$11,960,225	$16,395,875	$6,980,644	$91,878,427

	Nine Months Ended September 30, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,485,992	$119,259	$25,026	$(121,389)	$1,508,888
Allocated provision for loan losses	79,477	41,714	—	(3,860)	117,331
Noninterest income	627,255	117,131	71,072	1,718	817,176
Noninterest expense	1,361,989	115,572	14,683	143,914	1,636,158
Net income (loss) before income tax expense (benefit)	671,781	79,104	81,415	(259,725)	572,575
Income tax expense (benefit)	235,123	27,686	28,495	(134,439)	156,865
Net income (loss)	436,658	51,418	52,920	(125,286)	415,710
Less: net income attributable to noncontrolling interests	448	—	1,290	—	1,738
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$436,210	$51,418	$51,630	$(125,286)	$413,972
Average assets	$54,040,909	$12,459,085	$14,288,092	$6,909,436	$87,697,522
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
Funds transfer pricing was used in the determination of net interest income earned primarily on loans and deposits. The method employed for funds transfer pricing is a matched funding concept whereby operating segments which are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. Costs for centrally managed operations are generally allocated to the operating segment based on the utilization of services provided or other appropriate indicators. Capital is allocated to the operating segments based upon the underlying risks in each business taking into account economic and regulatory capital standards.

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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $5.4 billion and $5.3 billion as of September 30, 2016 and December 31, 2015, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	September 30, 2016	December 31, 2015
	(In Thousands)
Derivative contracts:
Fair value hedges	$34,082	$(9,405)
Cash flow hedges	(389)	(40)
Free-standing derivatives not designated as hedging instruments	(58,934)	(20,082)
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

	September 30, 2016	December 31, 2015
	(In Thousands)
Securities purchased under agreements to resell	$16,406	$26,404
Securities sold under agreements to repurchase	82,942	74,049

Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At September 30, 2016 there was $50 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. At December 31, 2015, there was $150 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $1.1 million and $587 thousand for the three months ended September 30, 2016 and 2015, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $2.7 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $6.5 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $6.6 million and $5.6 million for the three months ended September 30, 2016 and 2015, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $9.3 million for both the nine months ended September 30, 2016 and 2015 and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements were $19.2 million and $17.5 million for the nine months ended September 30, 2016 and 2015, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At September 30, 2016, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended September 30, 2016, the Company paid $3.5 million of preferred stock dividends to BBVA. During the nine months ended September 30, 2016, the Company paid $10.1 million of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the nine months ended September 30, 2016, the Company sold approximately $444 million of commercial loans to BBVA and recognized a gain on sale of $1.5 million that was recorded as a component of other noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income.

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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended September 30, 2016 was $119.8 million compared to $129.1 million earned during the three months ended September 30, 2015. The decrease in net income attributable to the Company was primarily driven by an increase in provision expense offset in part by higher levels of net interest income and a lower income tax expense.
Net interest income totaled $514.8 million for the three months ended September 30, 2016 compared to $507.9 million for the three months ended September 30, 2015. The net interest margin for the three months ended September 30, 2016 was 2.73%, compared to 2.70% for the three months ended September 30, 2015. The increase in net interest income was primarily the result of an increase in total average interest earning assets, driven by higher levels of average loans as well as a slight decrease in total average interest bearing liabilities due to a decrease in the average balances of FHLB and other borrowings and other short-term borrowings for the three months ended September 30, 2016 compared to the same period in 2015. Net interest income was also positively impacted by the December 2015 interest rate increase.
The provision for loan losses was $65.1 million for the three months ended September 30, 2016 compared to $29.2 million of provision for loan losses for the three months ended September 30, 2015. The increase was primarily attributable to a decline in credit quality indicators stemming from downgrades in the commercial portfolio and an increase in charge-offs related to energy loans as well as consumer direct and indirect loans during the three months ended September 30, 2016. Net charge-offs for the three months ended September 30, 2016 totaled $46.1 million which represented a $17.6 million increase compared to $28.5 million for the three months ended September 30, 2015. The increase in net charge-offs for the three months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily driven by an $8.5 million increase in net charge-offs related to energy loans as well as a $12.9 million increase in consumer direct and consumer indirect net charge-offs.
Noninterest income was $263.8 million, an increase of $3.0 million compared to the three months ended September 30, 2015. The increase in noninterest income was largely attributable to a $16.5 million increase in investment banking and advisory fees, a $4.1 million increase in retail investment sales and a $7.7 million increase in mortgage banking. This was offset in part by a $22.7 million decrease in other noninterest income, primarily as a result of a $21.1 million gain on the sale of mortgage loans not initially originated for sale in the secondary market recognized during the three months ended September 30, 2015 and a $6.7 million decrease in investment securities gains.

Noninterest expense was $556.3 million for the three months ended September 30, 2016, relatively flat when compared to $557.4 for the three months ended September 30, 2015.
Income tax expense was $36.8 million for the three months ended September 30, 2016 compared to $52.4 million for the three months ended September 30, 2015. This resulted in an effective tax rate of 23.4% for 2016 and 28.8% for 2015. The decrease in the effective tax rate was primarily driven by a decrease in net income before income taxes relative to permanent income tax differences in 2016.
The Company's total assets at September 30, 2016 were $89.4 billion, a decrease of $712 million from December 31, 2015 levels. Total loans, excluding loans held for sale, were $60.2 billion at September 30, 2016, a decrease of $1.1 billion or 1.8% from year-end December 31, 2015 levels. The decrease in loans was primarily driven by slight decreases in both commercial and consumer loans. Deposits increased $1.6 billion or 2.4% compared to December 31, 2015, driven by a 2.7% increase in transaction accounts and a 1.5% increase in time deposits, which was fueled by an increase in noninterest bearing deposits.
Total shareholder's equity at September 30, 2016 was $12.8 billion, an increase of $194 million compared to December 31, 2015.
Capital
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 11.64% and 11.28%, respectively, at September 30, 2016 compared to 11.08% and 10.70%, respectively, at December 31, 2015.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is dividends from the Bank. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay any dividends at September 30, 2016 and December 31, 2015 without regulatory approval.
Through the first nine months of 2016, the Parent paid common dividends of $60 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plan and not objected to by the Federal Reserve Board.
At September 30, 2016, the Company was fully compliant with the liquidity coverage ratio rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Digital Transformation
As technology advances continue to change the landscape of the financial services industry, customer behaviors are rapidly adapting and adjusting to take advantage of digital and mobile advances. The Company is focused on enhancing its digital capabilities to ensure its products, services and distribution network align with the evolving preferences of its customers. During the first nine months of 2016, the Company has experienced an increase in number of customers utilizing its digital and mobile capabilities. In addition, the Company has also seen an increase in products sold through its digital channels as a percentage of products sold through all channels.
Noteworthy items related to the Company’s digital transformation announced during the first nine months of 2016 included the following:

•
In January 2016, the Company announced an alliance with industry disrupter FutureAdvisor, a subsidiary of BlackRock, the world’s largest asset manager. The alliance makes sophisticated tools and guidance available to the Company’s digital savvy clients who are not currently taking advantage of its investment services.

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

Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $119.8 million and $129.1 million for the three months ended September 30, 2016 and 2015, respectively. The Company’s results of operations for the three months ended September 30, 2016 reflected lower net income before income tax expense primarily as a result of higher provision for loan losses offset in part by higher net interest income and noninterest income.
Consolidated net income attributable to the Company totaled $280.6 million and $414.0 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s results of operations for the nine months ended September 30, 2016 reflected lower net income before income tax expense primarily as a result of higher provision for loan losses and noninterest expense and lower noninterest income offset in part by higher net interest income.
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
Three Months Ended September 30, 2016 and 2015
Net interest income totaled $514.8 million for the three months ended September 30, 2016 compared to $507.9 million for the three months ended September 30, 2015.
Net interest income on a fully taxable equivalent basis totaled $534.7 million for the three months ended September 30, 2016 compared with $527.0 million for the three months ended September 30, 2015. Net interest income on a fully taxable equivalent basis increased $7.7 million in 2016 compared to 2015. The increase in net interest income was primarily the result of an increase in total average interest earning assets driven by higher levels of average loans as well as a slight decrease in total average interest bearing liabilities due to a decrease in the average balances of FHLB and other borrowings and other short-term borrowings for the three months ended September 30, 2016 compared to the same period in 2015.
Net interest margin was 2.73% for the three months ended September 30, 2016 compared to 2.70% for the three months ended September 30, 2015.
The fully taxable equivalent yield for the three months ended September 30, 2016 for the loan portfolio was 3.74% compared to 3.64% for the same period in 2015. The 10 basis point increase was primarily driven by originations of higher yielding loans as well as the impact of the rate increase in December 2015.
The fully taxable equivalent yield on the investment securities portfolio was 1.83% for the three months ended September 30, 2016, compared to 1.92% for the three months ended September 30, 2015. The 9 basis point decrease was primarily driven by the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.
The yield on trading account securities increased to 1.41% for the three months ended September 30, 2016 compared to 1.37% for the three months ended September 30, 2015.

The average rate paid on interest bearing deposits was 0.64% for the three months ended September 30, 2016 compared to 0.61% for the three months ended September 30, 2015.
The average rate paid on FHLB and other borrowings for the three months ended September 30, 2016 was 2.06% compared to 1.28% for the corresponding period in 2015. The 78 basis point increase was primarily driven by changes in the value of interest rate contracts hedging the value of FHLB and other borrowings.
Nine Months Ended September 30, 2016 and 2015
Net interest income totaled $1.5 billion for both the nine months ended September 30, 2016 and the nine months ended September 30, 2015.
Net interest income on a fully taxable equivalent basis totaled $1.6 billion for both the nine months ended September 30, 2016 and the nine months ended September 30, 2015.
Net interest margin was 2.71% for the nine months ended September 30, 2016 compared to 2.77% for the nine months ended September 30, 2015. The 6 basis point decline in net interest margin primarily reflects the impact of lower yields in the AFS investment securities portfolio.
The fully taxable equivalent yield for the nine months ended September 30, 2016 for the loan portfolio was 3.73% compared to 3.71 % for the same period in 2015.
The fully taxable equivalent yield on the investment securities portfolio was 1.71% for the nine months ended September 30, 2016, compared to 2.04% for the nine months ended September 30, 2015. The 33 basis point decrease was primarily driven by the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.
The yield on trading account securities increased to 1.43% for the nine months ended September 30, 2016 compared to 1.34% for the nine months ended September 30, 2015 due to an increase in the average balance of U.S. Treasury securities held by BSI.
The average rate paid on interest bearing deposits was 0.65% for the nine months ended September 30, 2016 compared to 0.61% for the nine months ended September 30, 2015.
The average rate paid on FHLB and other borrowings for the nine months ended September 30, 2016 was 1.73% compared to 1.57% for the corresponding period in 2015. The 16 basis point increase was primarily driven by changes in the value of interest rate contracts hedging the value of FHLB and other borrowings as well as the impact of the $700 million issuance of subordinated notes in April 2015 under the Global Bank Note program.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	61,060,433	574,748	3.74	60,632,304	555,713	3.64
Investment securities – AFS (tax exempt) (3)	9,569	195	8.11	193,008	2,044	4.20
Investment securities – AFS (taxable)	11,363,752	48,255	1.69	10,314,680	45,316	1.74
Total investment securities – AFS	11,373,321	48,450	1.69	10,507,688	47,360	1.79
Investment securities – HTM (tax exempt) (3)	1,059,610	8,672	3.26	1,143,158	9,070	3.15
Investment securities – HTM (taxable)	189,672	1,029	2.16	223,371	1,049	1.86
Total investment securities - HTM	1,249,282	9,701	3.09	1,366,529	10,119	2.94
Trading account securities (3)	3,637,782	12,927	1.41	4,167,721	14,431	1.37
Other (4) (5)	632,030	4,563	2.87	685,391	1,666	0.96
Total earning assets	77,952,848	650,389	3.32	77,359,633	629,289	3.23
Noninterest earning assets:
Cash and due from banks	4,387,844			4,206,639
Allowance for loan losses	(848,067)			(725,871)
Net unrealized gain on investment securities available for sale	25,595			9,568
Other noninterest earning assets	9,382,119			9,036,128
Total assets	$90,900,339			$89,886,097
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$6,824,519	4,077	0.24	$6,949,920	2,943	0.17
Savings and money market accounts	25,663,079	24,395	0.38	24,414,794	22,260	0.36
Certificates and other time deposits	14,670,360	47,507	1.29	13,158,705	42,990	1.30
Foreign office deposits	106,219	52	0.19	165,744	89	0.21
Total interest bearing deposits	47,264,177	76,031	0.64	44,689,163	68,282	0.61
FHLB and other borrowings	4,121,742	21,315	2.06	6,331,187	20,422	1.28
Federal funds purchased and securities sold under agreements to repurchase (5)	232,451	4,934	8.44	677,351	2,506	1.47
Other short-term borrowings	3,737,212	13,453	1.43	4,370,077	11,129	1.01
Total interest bearing liabilities	55,355,582	115,733	0.83	56,067,778	102,339	0.72
Noninterest bearing deposits	20,715,562			19,312,087
Other noninterest bearing liabilities	2,018,455			2,126,929
Total liabilities	78,089,599			77,506,794
Shareholder’s equity	12,810,740			12,379,303
Total liabilities and shareholder’s equity	$90,900,339			$89,886,097
Net interest income/net interest spread		$534,656	2.49%		$526,950	2.51%
Net interest margin			2.73%			2.70%
Taxable equivalent adjustment		19,847			19,076
Net interest income		$514,809			$507,874

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	61,867,590	1,727,822	3.73	59,737,187	1,659,303	3.71
Investment securities – AFS (tax exempt) (3)	11,483	668	7.77	332,492	10,100	4.06
Investment securities – AFS (taxable)	11,246,517	130,585	1.55	9,861,132	136,483	1.85
Total investment securities – AFS	11,258,000	131,253	1.56	10,193,624	146,583	1.92
Investment securities – HTM (tax exempt) (3)	1,070,547	25,977	3.24	1,129,784	26,373	3.12
Investment securities – HTM (taxable)	198,614	3,316	2.23	236,515	3,409	1.93
Total investment securities - HTM	1,269,161	29,293	3.08	1,366,299	29,782	2.91
Trading account securities (3)	3,786,156	40,661	1.43	3,779,274	37,878	1.34
Other (4) (5)	538,977	13,275	3.29	604,319	4,027	0.89
Total earning assets	78,719,884	1,942,304	3.30	75,680,703	1,877,573	3.32
Noninterest earning assets:
Cash and due from banks	4,584,803			3,642,765
Allowance for loan losses	(823,372)			(707,459)
Net unrealized gain on investment securities available for sale	15,061			44,180
Other noninterest earning assets	9,382,051			9,037,333
Total assets	$91,878,427			$87,697,522
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$6,912,147	11,867	0.23	$7,281,588	8,868	0.16
Savings and money market accounts	25,861,764	75,896	0.39	23,890,463	70,465	0.39
Certificates and other time deposits	14,652,400	142,856	1.30	12,832,829	123,546	1.29
Foreign office deposits	108,444	160	0.20	167,220	257	0.21
Total interest bearing deposits	47,534,755	230,779	0.65	44,172,100	203,136	0.61
FHLB and other borrowings	4,543,350	58,919	1.73	5,742,906	67,068	1.57
Federal funds purchased and securities sold under agreements to repurchase (5)	569,772	16,525	3.87	832,854	5,534	0.89
Other short-term borrowings	3,912,069	41,281	1.41	3,973,734	36,668	1.23
Total interest bearing liabilities	56,559,946	347,504	0.82	54,721,594	312,406	0.76
Noninterest bearing deposits	20,432,380			18,749,741
Other noninterest bearing liabilities	2,122,640			1,944,942
Total liabilities	79,114,966			75,416,277
Shareholder’s equity	12,763,461			12,281,245
Total liabilities and shareholder’s equity	$91,878,427			$87,697,522
Net interest income/net interest spread		$1,594,800	2.48%		$1,565,167	2.56%
Net interest margin			2.71%			2.77%
Taxable equivalent adjustment		58,871			56,279
Net interest income		$1,535,929			$1,508,888

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended September 30, 2016 and 2015
For the three months ended September 30, 2016, the Company recorded $65.1 million of provision for loan losses compared to $29.2 million of provision for loan losses for the three months ended September 30, 2015. The increase in provision for loan losses for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily to a decline in credit quality indicators stemming from downgrades in the commercial portfolio and an increase in charge-offs related to energy loans as well as consumer direct and indirect loans during 2016. The Company recorded net charge-offs of $46.1 million during the three months ended September 30, 2016 compared to $28.5 million during the corresponding period in 2015. Included in net-charge-offs for the three months ended September 30, 2016 was $8.5 million of net charge-offs related to energy loans compared to $2.7 million of charge-offs related to energy loans for the three months ended September 30, 2015. Net charge-offs were 0.30% (or 0.26% excluding net charge-offs on energy loans) of average loans for the three months ended September 30, 2016 compared to 0.19% (or 0.18% excluding net charge-offs on energy loans) of average loans for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, the Company recorded $265.0 million of provision for loan losses compared to $117.3 million of provision for loan losses for the nine months ended September 30, 2015. The increase in provision for loan losses for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily attributable to a decline in credit quality indicators primarily driven by downgrades in the energy portfolio during 2016. The Company recorded net charge-offs of $165.6 million during the nine months ended September 30, 2016 compared to $80.3 million during the corresponding period in 2015. Included in net-charge-offs for the nine months ended September 30, 2016 was $49.4 million of net charge-offs related to energy loans compared to $2.7 million of net charge-offs related to energy loans for the nine months ended September 30, 2015. Net charge-offs were 0.36% (or 0.27% excluding net charge-offs on energy loans) of average loans for the nine months ended September 30, 2016 compared to 0.18% (or 0.19% excluding net charge-offs on energy loans) of average loans for the nine months ended September 30, 2015.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Service charges on deposit accounts	$55,047	$54,917	$158,393	$161,891
Card and merchant processing fees	31,256	29,024	92,507	83,918
Investment banking and advisory fees	34,385	17,842	86,324	84,975
Money transfer income	25,058	24,868	75,960	68,702
Retail investment sales	30,137	26,055	79,689	77,574
Asset management fees	8,778	7,918	25,969	24,449
Corporate and correspondent investment sales	6,974	6,047	21,490	20,290
Mortgage banking	8,242	554	5,410	21,269
Bank owned life insurance	4,170	4,345	13,041	13,527
Investment securities gains, net	—	6,736	30,037	66,967
Loss on prepayment of FHLB and other borrowings, net	—	—	—	(6,118)
Other	59,718	82,414	206,396	199,732
Total noninterest income	$263,765	$260,720	$795,216	$817,176
Three Months Ended September 30, 2016 and 2015
Noninterest income was $263.8 million for the three months ended September 30, 2016 compared to $260.7 million for the three months ended September 30, 2015. The increase in noninterest income was primarily driven by increases in investment banking and advisory fees, retail investment sales and mortgage banking partially offset by a decrease in other noninterest income.
Income from investment banking and advisory fees increased to $34.4 million for the three months ended September 30, 2016, compared to $17.8 million for the three months ended September 30, 2015 due primarily to an increase in structuring and advisory fees and higher bond originations during the third quarter 2016 compared to the same period in 2015.
Mortgage banking for the three months ended September 30, 2016 was $8.2 million an increase of $7.7 million compared to the three months ended September 30, 2015. Mortgage banking for the three months ended September 30, 2016 included $7.2 million of origination fees and gains on sales of mortgage loans and gains of $986 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended September 30, 2015 included $8.3 million of origination fees and gains on sales of mortgage loans as well as losses of $7.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking for the three months ended September 30, 2016 compared to the corresponding period in 2015 was primarily driven by a decline in rates during the third quarter of 2015 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs.
Investment securities gains, net decreased by $6.7 million for the three months ended September 30, 2016 as there were no sales of AFS securities during the three months ended September 30, 2016. See "—Investment Securities" for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended September 30, 2016, other income decreased by $22.7 million primarily as a result of a $21.1 million gain on the sale of mortgage loans not initially originated for sale in the secondary market recognized during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015
Noninterest income was $795.2 million for the nine months ended September 30, 2016 compared to $817.2 million for the nine months ended September 30, 2015. The decrease in noninterest income was driven by decreases in mortgage banking and investment securities gains partially offset by increases in card and merchant processing fees and money transfer income.
Card and merchant processing fees represent income related to customers' utilization of their debit and credit cards, as well as interchange income and merchants' discounts. Card and merchant processing fees increased to $92.5 million for the nine months ended September 30, 2016, compared to $83.9 million for the nine months ended September 30, 2015 driven by a $3.4 million increase related to Simple and a $4.0 million increase in debit card interchange and merchant services.
Money transfer income increased to $76.0 million for the nine months ended September 30, 2016 compared to $68.7 million for the nine months ended September 30, 2015 due to higher transaction volume.
Mortgage banking for the nine months ended September 30, 2016 decreased $15.9 million from $21.3 million for the nine months ended September 30, 2015. Mortgage banking for the nine months ended September 30, 2016 included $17.2 million of origination fees and gains on sales of mortgage loans partially offset by losses of $11.9 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income for the nine months ended September 30, 2015 included $28.0 million of origination fees and gains on sales of mortgage loans as well as losses of $5.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking for the nine months ended September 30, 2016 compared to the corresponding period in 2015 was primarily driven by movements in interest rates during the year which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs. In addition, mortgage production volume decreased during the nine months ended September 30, 2016 compared to the corresponding period in 2015.
Investment securities gains, net were $30.0 million for the nine months ended September 30, 2016, compared to $67.0 million in the nine months ended September 30, 2015. See "—Investment Securities" for more information related to the investment securities sales.
During the nine months ended September 30, 2015, the Company prepaid approximately $595 million of FHLB advances resulting in a $6.1 million loss on the prepayment of FHLB advances and other borrowings.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Salaries, benefits and commissions	$279,132	$271,143	$836,067	$804,828
Equipment	59,697	58,414	179,646	174,311
Professional services	63,628	55,476	178,396	154,134
Net occupancy	41,610	39,706	120,881	119,731
Money transfer expense	16,680	16,514	50,048	44,016
Amortization of intangibles	4,093	9,507	12,280	30,083
Total securities impairment	—	—	130	1,298
Other	91,431	106,615	312,004	307,757
Total noninterest expense	$556,271	$557,375	$1,689,452	$1,636,158

Three Months Ended September 30, 2016 and 2015
Noninterest expense was $556.3 million for the three months ended September 30, 2016 compared to $557.4 million for the three months ended September 30, 2015.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $8.2 million during the three months ended September 30, 2016 to $63.6 million compared to $55.5 million for the corresponding period in 2015 due to increases in other professional services, contractor services, and credit card processing.
Amortization of intangibles decreased $5.4 million for the three months ended September 30, 2016 due to the lower level of intangible assets at September 30, 2016.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, FDIC indemnification expense, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased $15.2 million during the three months ended September 30, 2016 to $91.4 million compared to $106.6 million for the three months ended September 30, 2015. The decrease was primarily attributable to an $8.5 million decrease in FDIC indemnification expense due to the continued runoff of the covered loan portfolio, as well as a $4.3 million decrease in the provision for unfunded commitments.
Nine Months Ended September 30, 2016 and 2015
Noninterest expense was $1.7 billion for the nine months ended September 30, 2016 compared to $1.6 billion for the nine months ended September 30, 2015. The slight increase in noninterest expense was due to increases in professional services and money transfer expense offset, in part, by a decrease in amortization of intangibles.
Professional services increased $24.3 million during the nine months ended September 30, 2016 compared to the corresponding period in 2015 due to increases in expenses related to other professional services, outsourcing, contractor services and credit card processing.
Money transfer expense increased to $50.0 million for the nine months ended September 30, 2016 compared to $44.0 million for the nine months ended September 30, 2015 due to higher transaction volume.
Amortization of intangibles decreased by $17.8 million to $12.3 million for the nine months ended September 30, 2016 due to the lower level of intangible assets at September 30, 2016.
Income Tax Expense
Three Months Ended September 30, 2016 and 2015
The Company’s income tax expense totaled $36.8 million and $52.4 million for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 23.4% for the three months ended September 30, 2016 and 28.8% for the three months ended September 30, 2015. The decrease in the effective tax rate for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily driven by a decrease in net income before income taxes relative to permanent income tax differences in 2016.
Nine Months Ended September 30, 2016 and 2015
The Company’s income tax expense totaled $94.5 million and $156.9 million for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate was 25.1% for the nine months ended September 30, 2016 and 27.4% for the nine months ended September 30, 2015. The decrease in the effective tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by a decrease in net income before income taxes relative to permanent income tax differences in 2016.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.

Trading Account Assets
Trading account assets totaled $4.1 billion at both September 30, 2016 and December 31, 2015. The $87 million decrease in trading account assets was primarily attributable to a $293 million decrease in U.S. Treasury securities held by BSI offset by $214 million increase in interest contracts for customers.
Investment Securities
As of September 30, 2016, the securities portfolio included $11.5 billion in available for sale securities and $1.2 billion in held to maturity securities for a total investment portfolio of $12.8 billion, an increase of $385 million compared with December 31, 2015.
During the nine months ended September 30, 2016, the Company received proceeds of $1.8 billion related to the sale of U.S. Treasury and other U.S. government agencies securities classified as available for sale which resulted in net gains of $30.0 million. During the nine months ended September 30, 2015, the Company received proceeds of $2.9 billion from the sale of U.S. Treasury and other U.S. government agencies, mortgage-backed securities, collateralized mortgage obligations and states and political subdivisions classified as available for sale which resulted in net gains of $67.0 million.
Lending Activities
Average loans and loans held for sale represented 78.6% of average interest-earning assets at September 30, 2016, compared to 78.9% at December 31, 2015. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.
The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	September 30, 2016	December 31, 2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,839,068	$26,022,374
Real estate – construction	2,215,272	2,354,253
Commercial real estate – mortgage	11,361,630	10,453,280
Total commercial loans	$38,415,970	$38,829,907
Consumer loans:
Residential real estate – mortgage	$13,457,435	$13,993,285
Equity lines of credit	2,494,468	2,419,815
Equity loans	479,375	580,804
Credit card	599,862	627,359
Consumer direct	1,186,827	936,871
Consumer indirect	3,196,235	3,495,082
Total consumer loans	$21,414,202	$22,053,216
Covered loans	381,111	440,961
Total loans	$60,211,283	$61,324,084
Loans held for sale	101,843	70,582
Total loans and loans held for sale	$60,313,126	$61,394,666
Loans and loans held for sale, net of unearned income, totaled $60.3 billion at September 30, 2016, a decrease of $1.1 billion from December 31, 2015. The decrease in total loans was primarily driven by a decrease in commercial loans, which included the sale of $444 million of commercial loans during the nine months ended September 30, 2016. Additionally, residential real estate-mortgage loans decreased which included the sale of $316 million of residential real estate-mortgage loans during the nine months ended September 30, 2016.
See Note 4, Loans and Allowance for Loan Losses, and Note 5, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $1.2 billion at September 30, 2016 an increase of $675 million compared to $506 million at December 31, 2015. The increase in nonperforming assets was primarily due to a $679 million increase in nonaccrual loans primarily related to downgrades of certain loans in the energy portfolio. At September 30, 2016, energy nonaccrual loans were $588 million compared to $92 million at December 31, 2015. Excluding energy nonperforming loans, nonperforming assets totaled $593 million at September 30, 2016 compared to $414 million at December 31, 2015. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.96% (or 1.04% excluding energy nonperforming loans) at September 30, 2016 compared with 0.82% (or 0.72% excluding energy nonperforming loans) at December 31, 2015.
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
Potential problem loans increased $28 million from December 31, 2015 to September 30, 2016. The increase was primarily attributable to downgrades of loans in the energy portfolio. See "—Concentrations" for additional discussion.

Table 5 Potential Problem Loans

	September 30, 2016	December 31, 2015
	(In Thousands)
Commercial, financial and agricultural	$628,020	$580,491
Real estate – construction	241	174
Commercial real estate – mortgage	55,211	74,373
	$683,472	$655,038

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	September 30, 2016	December 31, 2015
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$850,075	$161,591
Real estate – construction	1,214	5,908
Commercial real estate – mortgage	63,593	69,953
Residential real estate – mortgage	117,243	113,234
Equity lines of credit	32,642	35,023
Equity loans	13,198	15,614
Credit card	—	—
Consumer direct	765	561
Consumer indirect	7,019	5,027
Covered	269	134
Total nonaccrual loans	1,086,018	407,045
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$1,086,018	$407,045
Accruing TDRs: (1)
Commercial, financial and agricultural	$9,283	$9,402
Real estate – construction	3,315	2,247
Commercial real estate – mortgage	5,141	33,904
Residential real estate – mortgage	63,008	67,343
Equity lines of credit	—	—
Equity loans	36,053	37,108
Credit card	—	—
Consumer direct	759	908
Consumer indirect	—	—
Covered	—	—
Total TDRs	117,559	150,912
TDRs classified as loans held for sale	—	—
Total TDRs (loans and loans held for sale)	$117,559	$150,912
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$5,320	$3,567
Real estate – construction	2,782	421
Commercial real estate – mortgage	783	2,237
Residential real estate – mortgage	3,929	1,961
Equity lines of credit	2,417	2,883
Equity loans	353	704
Credit card	10,175	9,718
Consumer direct	4,191	3,537
Consumer indirect	7,070	5,629
Covered	28,505	37,972
Total loans 90 days past due and accruing	65,525	68,629
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$65,525	$68,629
OREO	$21,670	$20,862
Other repossessed assets	$6,900	$8,774

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	September 30, 2016	December 31, 2015
	(In Thousands)
Nonaccrual loans	$1,086,018	$407,045
Loans 90 days or more past due and accruing (1)	65,525	68,629
TDRs 90 days or more past due and accruing	618	874
Nonperforming loans	1,152,161	476,548
OREO	21,670	20,862
Other repossessed assets	6,900	8,774
Total nonperforming assets	$1,180,731	$506,184

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	September 30, 2016	December 31, 2015
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.91%	0.78%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.96%	0.82%
Allowance for loan losses as a percentage of loans	1.43%	1.24%
Allowance for loan losses as a percentage of nonperforming loans (3)	74.82%	160.04%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of OREO.
Table 9 Rollforward of Other Real Estate Owned

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Balance at beginning of period	$20,862	$20,600
Transfer of loans and loans held for sale to OREO	21,547	16,552
Sales of OREO	(17,962)	(10,073)
Write-downs of OREO	(2,777)	(3,317)
Balance at end of period	$21,670	$23,762

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 10 Rollforward of Nonaccrual Loans

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Balance at beginning of period,	$406,911	$322,540
Additions	1,270,646	305,310
Returns to accrual	(43,492)	(35,663)
Loan sales	(104,372)	(7,150)
Payments and paydowns	(216,754)	(65,793)
Transfers to OREO	(16,415)	(16,134)
Charge-offs	(210,775)	(122,333)
Balance at end of period	$1,085,749	$380,777
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 11 Rollforward of TDR Activity

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Balance at beginning period	$227,817	$243,374
New TDRs	54,004	16,852
Payments/Payoffs	(58,990)	(27,166)
Charge-offs	(1,428)	(3,686)
Loan sales	—	(1,982)
Transfer to OREO	(615)	(1,479)
Balance at end of period	$220,788	$225,913
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $221 million at September 30, 2016 from $228 million at December 31, 2015. Included in these amounts are $118 million at September 30, 2016 and $151 million at December 31, 2015 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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

Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $862 million at September 30, 2016, from $763 million at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.43% at September 30, 2016 compared to 1.24% at December 31, 2015. Nonperforming loans were $1.2 billion at September 30, 2016 compared to $477 million at December 31, 2015. The allowance attributable to individually impaired loans was $180 million at September 30, 2016 compared to $71 million at December 31, 2015. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.30% of average loans for the three months ended September 30, 2016 compared to 0.19% of average loans for the three months ended September 30, 2015. The increase in net charge-offs for the three months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily driven by a $6.7 million increase in consumer direct net-charge-offs and a $6.2 million increase in consumer indirect net charge-offs. Additionally, the increase was driven by charge-offs on energy loans. Commercial, financial and agricultural net charge-offs include $8.5 million of net charge-offs related to energy loans for the three months ended September 30, 2016 compared to $2.7 million of net charge-offs related to energy loans for the three months ended September 30, 2015.
Net charge-offs were 0.36% of average loans for the nine months ended September 30, 2016 compared to 0.18% of average loans for the nine months ended September 30, 2015. The increase in net charge-offs for the nine months ended September 30, 2016 as compared to the corresponding period in 2015 was primarily driven by charge-offs on energy loans. Commercial, financial and agricultural net charge-offs include $49.4 million of net charge-offs related to energy loans for the nine months ended September 30, 2016 compared to $2.7 million net charge-offs related to energy loans for the nine months ended September 30, 2015. Additionally, the increase was driven by a $15.5 million increase in consumer direct net-charge-offs and a $19.9 million increase in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 12 Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Average loans outstanding during the period	$60,977,920	$60,513,571	$61,786,243	$59,619,979
Allowance for loan losses, beginning of period	$843,051	$721,471	$762,673	$685,041
Charge-offs:
Commercial, financial and agricultural	13,702	9,161	66,541	20,706
Real estate – construction	21	124	306	199
Commercial real estate – mortgage	83	786	3,249	2,181
Residential real estate – mortgage	2,043	1,909	6,148	7,985
Equity lines of credit	2,141	3,157	7,259	10,154
Equity loans	424	878	1,665	2,750
Credit card	9,171	7,380	27,000	24,138
Consumer direct	13,975	7,055	34,524	19,686
Consumer indirect	23,326	13,132	64,083	35,133
Covered	—	490	1,565	1,516
Total charge-offs	64,886	44,072	212,340	124,448
Recoveries:
Commercial, financial and agricultural	4,766	5,171	7,775	10,410
Real estate – construction	227	550	1,908	4,157
Commercial real estate – mortgage	455	349	1,915	870
Residential real estate – mortgage	1,483	2,208	4,156	5,870
Equity lines of credit	1,540	1,070	3,589	2,516
Equity loans	406	494	1,060	2,580
Credit card	711	705	2,223	2,087
Consumer direct	1,091	861	3,005	3,703
Consumer indirect	8,129	4,162	21,090	12,002
Covered	—	2	1	3
Total recoveries	18,808	15,572	46,722	44,198
Net charge-offs	46,078	28,500	165,618	80,250
Total provision for loan losses	65,107	29,151	265,025	117,331
Allowance for loan losses, end of period	$862,080	$722,122	$862,080	$722,122
Net charge-offs to average loans	0.30%	0.19%	0.36%	0.18%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of September 30, 2016 and December 31, 2015.
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
The commercial, financial and agricultural portfolio segment totaled $24.8 billion at September 30, 2016, compared to $26.0 billion at December 31, 2015. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans.

Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 13 Commercial, Financial and Agricultural

	September 30, 2016				December 31, 2015
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$623,902	$55	$—	$—	$627,543	$83	$—	$—
Basic Materials	865,881	65,682	—	—	857,616	99	—	—
Capital Goods & Industrial Services	2,435,761	1,252	48	—	2,587,038	6,520	19	108
Construction & Infrastructure	580,676	41,779	9	1,349	629,869	13,998	50	139
Consumer & Healthcare	3,058,568	3,795	95	424	3,223,674	10,542	424	189
Energy	3,322,139	588,226	30	—	3,840,226	92,467	120	—
Financial Services	1,032,949	28	—	—	1,074,595	131	5	—
General Corporates	1,853,823	41,933	52	2,801	1,410,666	2,092	51	2,534
Institutions	2,387,447	1,923	2,039	—	2,542,284	5,841	8,375	—
Leisure	2,021,592	10,116	45	92	2,118,578	11,077	224	66
Real Estate	1,245,644	9	—	—	1,583,582	146	—	—
Retailers	2,427,159	47,693	102	654	2,374,773	2,671	64	496
Telecoms, Technology & Media	1,475,835	2,015	13	—	1,460,879	15,768	57	35
Transportation	777,991	14,173	—	—	800,413	156	—	—
Utilities	729,701	31,396	6,850	—	890,638	—	13	—
Total Commercial, Financial and Agricultural	$24,839,068	$850,075	$9,283	$5,320	$26,022,374	$161,591	$9,402	$3,567

The Company has been closely monitoring the impact of lower oil prices on its energy sector lending portfolio. Total energy exposure, including unused commitments to extend credit and letters of credit was $8.2 billion and $9.4 billion at September 30, 2016 and December 31, 2015, respectively. As shown in Table 14, the Company's energy sector loan balances at September 30, 2016 were approximately $3.3 billion and represented 5.5% of the Company's total loans and loans held for sale compared to $3.8 billion and 6.3% of the Company's total loans and loans held for sale as of December 31, 2015. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 14 Energy Portfolio

	September 30, 2016			December 31, 2015
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$1,722,052	4,244,802	$511,520	$2,040,748	$5,186,887	$91,947
Midstream	1,207,650	3,209,931	11,552	1,355,503	3,293,216	—
Drilling oil and support services	261,748	468,728	64,771	266,871	554,782	—
Refineries and terminals	130,689	254,130	383	137,904	211,258	520
Other	—	—	—	39,200	109,782	—
Total energy portfolio	$3,322,139	$8,177,591	$588,226	$3,840,226	$9,355,925	$92,467

	September 30, 2016		December 31, 2015
	As a % of Energy Loans	As a % of Total Loans and Loans Held for Sale	As a % of Energy Loans	As a % of Total Loans and Loans Held for Sale
Exploration and production	51.8%	2.9%	53.2%	3.4%
Midstream	36.4	2.0	35.3	2.2
Drilling oil and support services	7.9	0.4	6.9	0.4
Refineries and terminals	3.9	0.2	3.6	0.2
Other	—	—	1.0	0.1
Total energy portfolio	100.0%	5.5%	100.0%	6.3%
The decline in oil prices has negatively impacted the financial results for many borrowers in the portfolio, leading to internal rating downgrades. The internal rating downgrades reflect the weakened financial performance or financial position of certain borrowers in this portfolio. The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at September 30, 2016 was 33.8%, comprised of 7.9% rated special mention and 25.9% rated substandard or lower. At December 31, 2015 the overall level of loans rated special mention or lower in the energy portfolio was 16.3%, comprised of 4.3% rated special mention and 12.0% rated substandard or lower.
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of September 30, 2016, the Company has observed negative trending of the internal risk ratings in the energy lending portfolio and an increase in nonaccrual loans from 2015, as indicated in Table 14. Additionally, the Company has continued and may continue to observe negative trending subsequent to September 30, 2016. Currently, the credit quality issues have mostly been isolated to the exploration and production subsector which is the subsector that is most acutely impacted by pricing conditions. At September 30, 2016, approximately 85% of loans rated special mention or lower were in the exploration and production subsector. Within this subsector, many loans are secured and utilize borrowing base features linked to the physical commodity reserves and supported by engineering data. The borrowing bases are refreshed with updated information on a recurring basis. In the current pricing environment, the Company generally continues to see adequate collateral support of secured energy borrowers, including secured reserve based lines of credit for exploration and production borrowers. The Company's internal valuation methodologies involve independent engineering analysis of a borrower's reserve to calculate the present value of discounted cash flows that secure the loan. In doing so, the Company applies its oil and gas pricing policy, or when needed external market indices for oil and gas prices. Generally, the drilling oil and support services subsector also has a high risk for impact from the pricing environment since their operations are directly impacted by reduced spending by those in the exploration and production sector. However as noted in Table 14, the Company's exposure in this sector is limited.
For the three and nine months ended September 30, 2016, charge-offs on energy loans were approximately $8.5 million and $49.4 million, respectively. Charge-offs in this portfolio have remained low as the majority of classified energy portfolio loans remain well secured. However, if the current level of oil prices stagnates or continues to further decline, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of September 30, 2016, the Company's allowance for loan losses attributable to the energy portfolio totaled approximately 5% of outstanding energy loans.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.4 billion and $10.5 billion at September 30, 2016 and December 31, 2015, respectively and real estate - construction loans totaled $2.2 billion at September 30, 2016, and $2.4 billion at December 31, 2015, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 15 Commercial Real Estate

	September 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$507,245	$2,377	$1,614	$—	$542,889	$2,723	$3,365	$989
Arizona	821,802	6,415	—	—	837,949	4,465	465	—
California	1,191,846	734	145	—	1,104,368	942	222	—
Colorado	431,910	5,946	201	—	395,679	8,460	10,210	—
Florida	926,300	8,656	81	—	965,365	9,564	138	—
New Mexico	181,612	6,046	86	—	160,840	6,405	22	—
Texas	3,648,041	24,044	1,885	783	3,269,626	28,956	4,292	1,248
Other	3,652,874	9,375	1,129	—	3,176,564	8,438	15,190	—
	$11,361,630	$63,593	$5,141	$783	$10,453,280	$69,953	$33,904	$2,237

Table 16 Real Estate – Construction

	September 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$17,753	$118	$309	$—	$27,815	$389	$312	$122
Arizona	88,634	—	—	—	80,713	2,404	—	—
California	312,120	6	22	—	326,698	19	22	—
Colorado	82,059	—	—	—	92,764	—	—	—
Florida	209,672	2	—	200	205,466	—	—	—
New Mexico	18,278	—	50	269	13,092	93	51	—
Texas	1,033,278	975	2,934	2,313	1,105,252	2,727	1,862	299
Other	453,478	113	—	—	502,453	276	—	—
	$2,215,272	$1,214	$3,315	$2,782	$2,354,253	$5,908	$2,247	$421
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
Residential real estate - mortgage loans totaled $13.5 billion and $14.0 billion at September 30, 2016 and December 31, 2015, respectively. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 17 Residential Real Estate - Mortgage

	September 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,022,754	$13,587	$12,578	$339	$1,111,987	$13,868	$14,528	$29
Arizona	1,299,940	10,707	10,809	811	1,395,539	7,251	11,567	242
California	2,973,859	14,447	3,002	73	3,022,425	13,705	2,691	104
Colorado	1,147,940	7,971	3,145	—	1,225,818	3,660	3,471	2
Florida	1,705,359	24,530	10,559	120	1,708,912	24,595	10,595	134
New Mexico	215,360	1,851	1,598	—	217,476	1,827	2,149	32
Texas	4,594,440	27,314	18,107	2,586	4,784,292	25,731	18,908	1,418
Other	497,783	16,836	3,210	—	526,836	22,597	3,434	—
	$13,457,435	$117,243	$63,008	$3,929	$13,993,285	$113,234	$67,343	$1,961

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 18 Residential Real Estate - Mortgage

	September 30, 2016				December 31, 2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$635,525	$78,395	$22,189	$1,495	$631,139	$72,791	$20,380	$1,359
621 – 680	1,266,902	20,360	17,068	609	1,351,069	21,000	21,018	52
681 – 720	2,047,383	5,792	11,531	574	2,227,263	4,182	12,364	154
Above 720	8,709,051	2,874	11,010	194	8,870,080	1,916	12,350	272
Unknown	798,574	9,822	1,210	1,057	913,734	13,345	1,231	124
	$13,457,435	$117,243	$63,008	$3,929	$13,993,285	$113,234	$67,343	$1,961
Equity lines of credit and equity loans totaled $3.0 billion at both September 30, 2016 and December 31, 2015. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 19 Equity Loans and Lines

	September 30, 2016				December 31, 2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$566,873	$7,820	$9,416	$762	$586,094	$10,445	$9,847	$1,007
Arizona	402,576	8,711	5,888	551	416,109	8,846	6,267	980
California	302,204	893	37	362	292,210	1,676	100	24
Colorado	198,983	4,700	2,744	257	211,464	4,971	3,045	123
Florida	387,109	9,362	6,875	208	393,931	9,178	7,188	472
New Mexico	54,142	1,592	1,064	—	56,148	2,383	1,052	—
Texas	1,009,717	11,135	8,685	630	985,899	11,447	8,665	845
Other	52,239	1,627	1,344	—	58,764	1,691	944	136
	$2,973,843	$45,840	$36,053	$2,770	$3,000,619	$50,637	$37,108	$3,587

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 20 Equity Loans and Lines

	September 30, 2016				December 31, 2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$208,948	$22,203	$8,862	$2,420	$220,476	$23,367	$10,923	$3,125
621 – 680	409,392	13,487	13,817	174	439,350	15,677	12,812	187
681 – 720	570,710	7,287	8,380	151	565,476	7,456	8,067	160
Above 720	1,768,927	2,453	4,847	25	1,752,094	3,641	5,143	115
Unknown	15,866	410	147	—	23,223	496	163	—
	$2,973,843	$45,840	$36,053	$2,770	$3,000,619	$50,637	$37,108	$3,587
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at September 30, 2016 were $5.0 billion, or 8.3% of the total loan portfolio compared to $5.1 billion, or 8.3% of the total loan portfolio at December 31, 2015.
Foreign Exposure
As of September 30, 2016, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At September 30, 2016, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of September 30, 2016
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
Deposits
Total deposits increased by $1.6 billion from December 31, 2015 to September 30, 2016. At September 30, 2016 and December 31, 2015, total deposits included $6.4 billion and $7.0 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	September 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,585,598	30.4%	$19,291,533	29.2%
Interest-bearing demand deposits	7,089,795	10.5	7,378,804	11.2
Savings and money market	25,616,692	37.9	25,241,292	38.3
Time deposits	14,186,318	21.0	13,977,139	21.2
Foreign office deposits-interest-bearing	108,934	0.2	92,998	0.1
Total deposits	$67,587,337	100.0%	$65,981,766	100.0%
Total deposits increased from December 31, 2015 to September 30, 2016 primarily due to growth in noninterest bearing demand deposits, savings and money market and time deposits. Marketing efforts were the primary drivers of the growth.

Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At both September 30, 2016 and December 31, 2015, the $79 million and $674 million, respectively, of federal funds purchased included in short-term borrowings was primarily a result of customer activity.
The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at period-end.
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at September 30, 2016
Federal funds purchased	$766,095	$478,813	0.50%	$79,395	0.32%
Securities sold under agreements to repurchase	148,291	90,959	0.72	86,178	0.76
Other short-term borrowings	4,497,354	3,912,069	1.41	3,591,223	1.42
	$5,411,740	$4,481,841		$3,756,796
Balance at December 31, 2015
Federal funds purchased	$975,785	$692,737	0.26%	$673,545	0.37%
Securities sold under agreements to repurchase	232,605	114,940	0.22	76,609	0.44
Other short-term borrowings	4,982,154	4,006,716	1.31	4,032,644	1.34
	$6,190,544	$4,814,393		$4,782,798
At September 30, 2016 and December 31, 2015, FHLB and other borrowings were $3.7 billion and $5.4 billion, respectively. For the nine months ended September 30, 2016, the Company had $1.3 billion of proceeds received from FHLB and other borrowings and repayments were approximately $3.1 billion.
Shareholder’s Equity
Total shareholder's equity was $12.8 billion at September 30, 2016 compared to $12.6 billion at December 31, 2015, an increase of $194 million. Shareholder's equity increased $281 million due to earnings attributable to the Company during the period offset by the payment of preferred and common dividends totaling $70 million as well as a $69 million dividend to BBVA Bancomer USA, Inc. for the purchase of the four operating subsidiaries from BBVA Bancomer USA, Inc. See Note 2, Acquisition Activity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.
Risk Management
In the normal course of business, the Company encounters inherent risk in its business activities. The Company’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. Management has grouped the risks facing its operations into the following categories: credit risk, structural interest rate, market and liquidity risk, operational risk, strategic and business risk, cyber risk and reputational risk. Each of these risks is managed through the Company’s ERM program. The ERM program provides the structure and framework necessary to identify, measure, control and manage risk across the organization. ERM is the cornerstone for defining risk tolerance, identifying and monitoring key risk indicators, managing capital and integrating the Company’s capital planning process with on-going risk assessments and related stress testing for major risks.

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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at September 30, 2016, is shown in the table below along with comparable prior-period information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at September 30, 2016 and 2015.
Table 24 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	September 30, 2016	September 30, 2015
Rate Change
+ 200 basis points	11.95%	8.96%
+ 100 basis points	6.06	4.42
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
Table 25 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	September 30, 2016	September 30, 2015
Rate Change
+ 300 basis points	(2.07)%	(3.98)%
+ 200 basis points	(0.75)	(2.27)
+ 100 basis points	0.31	(0.78)
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

Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2016, the Company had derivative financial instruments outstanding with notional amounts of $36.3 billion. The estimated net fair value of open contracts was in an asset position of $155 million at September 30, 2016. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts and through FHLB and other borrowings. Brokered deposits, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings as well as excess borrowing capacity with the FHLB and access to the debt capital markets are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet short-term liquidity needs.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at September 30, 2016 or December 31, 2015 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. In January 2016, the minimum phased-in LCR requirement was 90 percent, followed by 100 percent in January 2017. At September 30, 2016, the Company was fully compliant with the minimum phased-in LCR requirements in effect for 2016. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at September 30, 2016 and December 31, 2015.
Table 26 Capital Ratios

	September 30, 2016	December 31, 2015
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,553,460	$7,363,961
Tier 1 Capital	$7,791,860	$7,631,561
Total Capital	$9,494,310	$9,417,750
Ratios:
CET1 Risk-based Capital Ratio	11.28%	10.70%
Tier 1 Risk-based Capital Ratio	11.64%	11.08%
Total Risk-based Capital Ratio	14.18%	13.68%
Leverage Ratio	9.08%	8.95%
At September 30, 2016, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended September 30, 2016. For the three months ended September 30, 2016, revenues of $360 (including fees and/or commissions) have been recorded in connection with these counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. Due to changes in EU Council Regulations effective January 16, 2016, Bank Melli is no longer included on the EU list of persons and entities subject to the restrictive measure relating to the freezing of funds and economic resources. Therefore, BBVA is no longer required to block any payments of amounts due to Bank Melli under the outstanding counter indemnity and is no longer required to request authorization from the relevant Spanish authorities to release such funds to Bank Melli.

Refund of funds from Bank Sepah. During the three months ended September 30, 2016, Bank Sepah returned to the BBVA Group funds in the amount of $4,624 originally transferred by the BBVA Group in March 2007 to an account at Bank Sepah in the name of BBVA’s representative office in Tehran.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The two employees are Spanish citizens, and one of them has retired. Estimated gross revenues for the three months ended September 30, 2016, from embassy-related activity, which include fees and/or commissions, did not exceed $190. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: November 9, 2016	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer