Form 10-K
period 2016-12-31
BBVA COMPASS BANCSHARES, INC
filed 2017-03-01
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 21, 2017, the registrant had 222,950,751 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.
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

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
CAPM	Capital Asset Pricing Model
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit or time deposit
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CET1 Risk-Based Capital Ratio	Ratio of CET1 to risk-weighted assets
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
CRA	Community Reinvestment Act
CRD-IV	Capital Requirements Directive IV
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	United States Department of Treasury Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
Fitch	Fitch Ratings

FNMA	Federal National Mortgage Association
FTP	Funds transfer pricing
G-SIB	Globally systemically important bank
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBOs	Foreign Banking Organizations with $50 billion or more in U.S. assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LSA	Loss Sharing Agreement
LTV	Loan to Value
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	United States Department of Treasury Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Preferred Stock	Class B Preferred Stock
PD	Probability of default
Purchased Impaired Loans
Acquired loans with evidence of credit deterioration since origination for which it is probable all contractual payments will not be received that are accounted for under ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Purchased Nonimpaired Loans	Acquired loans with a fair value that is lower than the contractual amounts due that are not required to be accounted for in accordance with ASC Subtopic 310-30
REIT	Real Estate Investment Trust
Repurchase Agreement	Securities sold under agreements to repurchase
Reverse Repurchase Agreement	Securities purchased under agreements to resell
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Simple	Simple Finance Technology Corp
S&P	Standard and Poor's Rating Services
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
Trust Preferred Securities	Mandatorily redeemable preferred capital securities

U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

•	legislative, regulatory or accounting changes, which may adversely affect our business and/or competitive position, impose additional costs on the Company or cause us to change our business practices;

•
the impact of consumer protection regulations, including the CFPB's residential mortgage and other retail lending regulations, which could adversely affect the Company's business, financial condition or results of operations;

•	the Federal Reserve Board could object to the Company's annual capital plan , which could cause the Company to change its strategy with respect to its capital plan;

•
volatile or declining oil prices, which could have a negative impact on the economies and real estate markets of states such as Texas, resulting in, among other things, higher delinquencies and increased charge-offs in the energy lending portfolio as well as other commercial and consumer loan portfolios indirectly impacted by declining oil prices;

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
The Parent is a wholly owned subsidiary of BBVA (NYSE: BBVA). BBVA is a global financial services group founded in 1857. It has a significant market position in Spain, owns the largest financial institution in Mexico, has franchises in South America, has a banking position in Turkey and operates an extensive global branch network. BBVA acquired the Company in 2007.
The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. Compass Bank offers, either directly or through its subsidiaries or affiliates, a variety of services, including: portfolio management and administration and investment services to estates and trusts; term life insurance, variable annuities, property and casualty insurance and other insurance products; investment advisory services; a variety of investment services and products to institutional and individual investors; discount brokerage services, and investment company securities and fixed-rate annuities.
As part of its operations, the Company regularly evaluates acquisition and investment opportunities of a type permissible for a bank holding company, including FDIC-assisted transactions. The Company may also from time to time consider the potential disposition of certain of its assets, branches, subsidiaries, or lines of business.
On April 8, 2013, BBVA contributed all of the outstanding stock of its wholly owned subsidiary, BSI, to the Company.  BSI is a registered broker-dealer and engages in investment banking and institutional sales of fixed income securities.
On May 14, 2013, BBVA Compass Bancshares, Inc., the Company's former mid-tier holding company, was merged into the Parent, the Company's top-tier U.S. holding company. Subsequent to the merger, the Parent's name was changed to BBVA Compass Bancshares, Inc.
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. was a wholly owned subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly owned subsidiary of BBVA.  These four subsidiaries engage in money transfer services, including money transmission and foreign exchange services and are subsidiaries of BBVA Compass Payments, Inc., a wholly owned subsidiary of the Parent.
Banking Operations
At December 31, 2016, the Company, through the Bank, operated approximately 672 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	89
Arizona	75
California	62
Colorado	38
Florida	45
New Mexico	19
Texas	344
Total	672

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
The Company also operates loan production offices in Atlanta, Georgia; Miami, Orlando, and Tampa, Florida; Chicago, Illinois; New York, New York; Baltimore, Maryland; Irvine, Los Angeles, Ontario, Roseville, San Diego, and Walnut Creek, California; Charlotte and Raleigh, North Carolina; and Cleveland, Ohio.
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt Region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. In terms of geographic distribution, approximately 56% of the Company’s total deposits and 51% of its branches are located in Texas, while Alabama represents approximately 19% of the Company’s total deposits. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt Region, and specifically in the states in which the Company conducts business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.
One key indicator of economic health is the unemployment rate. At the beginning of 2008, the unemployment rate in the United States was 5.0%, rising to a peak of 10.0% in October 2009 during the financial crisis. While there has been a slow, but steady improvement in the unemployment rate from its peak in 2009, the improvement began to accelerate in 2013 and these improvements have continued through 2016. Consequently, the unemployment rate improved from 5.0% for December 2015 to 4.7% in December 2016, a level last achieved in November 2007. This improvement was partially the result of continued strength in nonfarm payroll growth as well as a simultaneous decline in labor force participation. The following table provides a comparison of unemployment rates as of December 2016 and 2015 for the states in which the Company has a retail branch presence.

	Unemployment Rate*
State	December 2016	December 2015	Change
Alabama	6.2%	6.3%	(0.1)
Arizona	4.8%	5.9%	(1.1)
California	5.2%	5.9%	(0.7)
Colorado	3.0%	3.5%	(0.5)
Florida	4.9%	5.1%	(0.2)
New Mexico	6.6%	6.6%	—
Texas	4.6%	4.6%	—
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2016

As noted above, a key driver of the improvement in the unemployment rate has been continued strength in nonfarm payroll growth. The following table provides a comparison of nonfarm payroll at December 2016 to December 2015.

	Nonfarm Payroll*
	December 2016	December 2015	Change
State	(In Thousands)
Alabama	1,976.2	1,957.5	18.7
Arizona	2,717.0	2,681.6	35.4
California	16,606.6	16,274.1	332.5
Colorado	2,627.4	2,578.6	48.8
Florida	8,462.9	8,211.5	251.4
New Mexico	830.5	828.0	2.5
Texas	12,141.3	11,931.1	210.2
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2016
Combined, the seven-state Sunbelt region in which the Company operates accounted for approximately 42% of the total increase in nonfarm payroll in the U.S. in 2016. The largest year-over-year increases nationally occurred in California, Florida and Texas, with California accounting for 15% of the total increase in total nonfarm payroll in 2016.
The lower oil prices which began in 2014 and continued into 2016 reflected an adjustment in market expectations of long-run demand, global production levels and growth in Europe and China without a subsequent adjustment in supply. In February 2016, average monthly oil prices fell to $30.32 per barrel, their lowest levels since October of 2003, an almost 70% decline from the December 2013 average monthly price per barrel of $97.63. The sharp price decline in oil led to cutbacks in planned capital expenditures and significant reductions in industry headcounts in the energy sector. The impact of the lower oil prices has been felt among energy producers, energy service providers and manufacturers of energy-related equipment and machinery. During the latter part of 2016, oil prices rebounded and stabilized closing out 2016 with a December monthly average of $51.97 per barrel, the highest level since July 2015.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. After 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular have declined significantly more than real estate values in the United States as a whole. Recent data suggests that as the economic recovery continues, the housing market throughout the United States is beginning to strengthen and home prices are beginning to recapture some of the value lost during the economic downturn. The following table presents changes in home prices since the end of 2007 and changes in home prices during 2016 for the states in which the Company operates. During 2016 home prices increased equal to or higher than the national average in all of the states in which the Company operates a retail branch network except Alabama and New Mexico. However, only in Colorado and Texas were home prices above 2007 levels.

	Percentage Change in	Percentage change in
State	Home Prices since 2007*	Home Prices during 2016*
Alabama	-1.5%	3.5%
Arizona	-13.4%	4.6%
California	-0.1%	5.0%
Colorado	34.9%	8.2%
Florida	-11.5%	7.7%
New Mexico	-8.0%	3.0%
Texas	31.9%	6.2%
U.S. National Average	2.7%	4.6%
* Source: Home price data from FHFA House price index through the third quarter of 2016.

Segment Information
The Company is organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The lines of business results include certain overhead allocations and intercompany transactions. During the fourth quarter of 2016, the Company transferred certain customer relationships within its large middle market customer group from the Consumer and Commercial Bank segment to the Corporate and Investment Bank segment. At December 31, 2016, the Company’s operating segments consisted of Consumer and Commercial Banking, Corporate and Investment Banking, and Treasury.

The Consumer and Commercial Banking segment serves both the Company’s consumer customers through its full-service banking centers, private client offices throughout the U.S., and through the use of alternative delivery channels such as the internet, mobile devices and telephone banking. It also serves its commercial customers through its full array of banking and investment services to businesses in the Company’s markets. The Consumer and Commercial Banking segment provides individuals with comprehensive products and services including home mortgages, credit and debit cards, deposit accounts, insurance products, mutual funds and brokerage services. The segment also provides private banking and wealth management services to high net worth individuals, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. In addition to traditional credit and deposit products, the Consumer and Commercial Banking segment also supports its commercial customers with capabilities in treasury management, accounts receivable purchasing, asset-based lending, international services, and insurance and interest rate protection and investment products. The Consumer and Commercial Banking segment is also responsible for the Company's small business customers and indirect automobile portfolio.
The Corporate and Investment Banking segment is responsible for providing a full array of banking and investment services to corporate and institutional clients. In addition to traditional credit and deposit products, the Corporate and Investment Banking segment also supports its customers with capabilities in treasury management, accounts receivable purchasing, asset-based lending, foreign-exchange and international services, and interest rate protection and investment products.
The Treasury segment’s primary function is to manage the liquidity and funding positions of the Company, the interest rate sensitivity of the Company's balance sheet, and to manage the investment securities portfolio.
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2016, 2015 and 2014, see Note 23, Segment Information, in the Notes to the Consolidated Financial Statements.
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

The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2016, the last date such information is available from the FDIC:
Table 1 Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2nd
Arizona	5th
California	29th
Colorado	11th
Florida	19th
New Mexico	11th
Texas	4th
*Source: SNL Financial
Employees
At December 31, 2016, the Company had approximately 10,336 full-time equivalent employees.
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
General
Bank holding companies are subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act. In addition, the Alabama Banking Department regulates holding companies, like the Company, that own Alabama-chartered banks, like the Bank, under the bank holding company laws of the State of Alabama. The Company is subject to primary regulation and examination by the Federal Reserve Board, through the Federal Reserve Bank of Atlanta, and by the Alabama Banking Department. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board and the state banking regulator, govern almost all aspects of the operations of the Company and the Bank. The Company and the Bank are also subject to supervision and regulation by the CFPB. Various federal and state bodies regulate and supervise the Company's non-bank subsidiaries including its brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, FINRA, federal and state banking regulators and various state regulators of insurance and brokerage activities. BBVA Securities Inc., a subsidiary of the Company, is permitted to underwrite and deal in bank-ineligible securities subject to certain terms and conditions pursuant to an authorizing order issued by the Federal Reserve Board.
The legislative, regulatory and supervisory framework governing the financial services sector has undergone significant and rapid change since the financial crisis. Moreover, the intensity of supervisory and regulatory scrutiny has also increased. While most of the changes required by the Dodd-Frank Act that impact the Company have been implemented or are expected to follow a known trajectory, new changes under the Trump administration, including their nature and impact, cannot yet be determined with any degree of certainty.

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
Enhanced Prudential Standards
In the past few years, the Federal Reserve Board has imposed greater risk-based and leverage capital requirements, liquidity requirements, single counterparty credit limits, capital planning and stress testing requirements, risk management requirements and other enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets, including the Company. The capital, liquidity and capital planning and stress testing requirements of these enhanced prudential standards are discussed under the relevant topic areas below. The Federal Reserve Board has proposed but not yet finalized the single-counterparty credit limits requirements and an early remediation framework for large bank holding companies.
Under the enhanced prudential standard applicable to Large FBOs, BBVA designated the Parent as its IHC. BBVA’s combined U.S. operations (including its U.S. branches, agencies and subsidiaries) are also subject to liquidity, risk management, stress testing, asset maintenance and other enhanced prudential standards.

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
Capital Requirements Applicable to the Company
The Company and the Bank are subject to the U.S. Basel III capital rule, which implements in the United States of a set of internationally agreed-upon bank capital standards known as Basel III, which are published by the Basel Committee, a committee of central bank and regulatory officials from 27 countries. The Basel III standards were developed after the 2008 financial crisis to further strengthen financial institutions' capital positions by requiring banking organizations to maintain higher minimum levels of capital and by implementing capital buffers above these minimum levels to help withstand future periods of stress.
Certain aspects of the U.S. Basel III capital rule, such as the minimum capital ratios and the methodology for calculating risk-weighted assets, became effective on January 1, 2015 for the Bank and the Company. Other aspects of the rule, such as the capital conservation buffer and the certain regulatory deductions from and adjustments to capital, are being phased in over several years. The phase in period for the capital conservation buffer began on January 1, 2016, with an initial phase-in amount of greater than 0.625%, rising to greater than 2.5% beginning on January 1, 2019. The required capital conservation buffer is greater than 1.25% in 2017.
Compared to previously effective capital rules, the U.S. Basel III capital rule focuses regulatory capital on CET1 capital, narrows the eligibility criteria for regulatory capital instruments, revises the methodology for calculating risk-weighted assets for certain types of assets and exposures and introduces regulatory adjustments and deductions from capital. The U.S. Basel III capital rule requires certain U.S. banking organizations, including the Bank and the Company, to maintain a minimum ratio of CET1 capital to risk-weighted assets of 4.5 percent and, when fully phased in, a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The U.S. Basel III capital rule also requires a minimum Tier 1 Risk-Based Capital Ratio of 6 percent and a minimum Total Risk-Based Capital Ratio of 8 percent.
The eligibility criteria for regulatory capital instruments under the U.S. Basel III capital rule required, among other things, that trust preferred securities be phased out of the Company’s Tier 1 capital by January 1, 2016.
Under the U.S. Basel III capital rule, to be well-capitalized, the Bank must maintain a Total Risk-Based Capital Ratio of 10 percent or greater, a Tier 1 Risk-Based Capital Ratio of 8 percent or greater, a CET1 Risk-Based Capital Ratio of 6.5 percent or greater, and a Tier 1 Leverage Ratio of 5 percent or greater. For a bank holding company such as the Company to be well capitalized, it generally must maintain a Total Risk-Based Capital Ratio of 10 percent or greater and a Tier 1 Risk Based Capital Ratio of 6 percent or greater.

Capital Ratios as of December 31, 2016
The table below shows certain regulatory capital ratios for the Company and the Bank as of December 31, 2016 using the Transitional Basel III regulatory capital methodology applicable to the Company during 2016.
Table 2 Capital Ratios

	Regulatory Minimum for Company and Bank (1)	Well-Capitalized Minimum for the Bank	The Company	The Bank
CET 1 Risk-Based Capital Ratio	4.5%	6.5%	11.49%	10.93%
Tier 1 Risk-Based Capital Ratio	6.0%	8.0%	11.85%	10.95%
Total Risk-Based Capital Ratio	8.0%	10.0%	14.31%	13.56%
Leverage Ratio	4.0%	5.0%	9.46%	9.14%
(1) Regulatory minimum requirements do not include the capital conservation buffer, which must be maintained in addition to meeting regulatory minimum requirements in order to avoid automatic restrictions on capital distributions and certain discretionary bonus payments.
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
If an institution fails to remain well-capitalized, it will be subject to a variety of enforcement remedies that increase as the capital condition worsens. For instance, the FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized as a result. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking regulators may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
Total Loss-Absorbing Capital and Long-Term Debt Requirements
The Federal Reserve Board's final rule on the total loss-absorbing capacity of U.S. G-SIBs and the U.S. intermediate holding companies of non-U.S. G-SIBs does not apply since neither the Parent nor BBVA are G-SIBs and are therefore not subject to the rule.
Annual Capital Plans and Stress Testing
Under enhanced prudential standards applicable to bank holding companies with $50 billion or more of total consolidated assets, the Company is required to submit annual capital plans to the Federal Reserve Board and to generally obtain approval from the Federal Reserve Board before making a dividend payment or other capital distribution. In 2014, the Company began participating in the Federal Reserve Board’s annual CCAR program, pursuant to which it reviewed qualitative and quantitative aspects of the Company’s internal capital planning process. In January 2017, the Federal Reserve Board issued a final rule exempting large and noncomplex firms, including the Company, from the qualitative component of CCAR. Under CCAR, the Company's capital plan must include an assessment of the expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-

objection to the Company. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection.
In addition to capital planning requirements the Company and the Bank are subject to stress testing requirements under the Federal Reserve Board’s enhanced prudential standards rule and the Dodd-Frank Act. The Company must conduct semi-annual company-run stress tests and is subject to an annual supervisory stress test conducted by the Federal Reserve Board.
For the capital plan and stress test cycle beginning January 1, 2016, the Company submitted its capital plan to the Federal Reserve Board by April 5, 2016 and the Federal Reserve Board published summary results by June 30, 2016. The Federal Reserve Board did not object to the Company’s 2016 capital plan on either qualitative or quantitative grounds. For the capital plan and stress test cycle beginning January 1, 2017, the Company is required to submit its capital plan to the Federal Reserve Board by April 5, 2017 and the Federal Reserve Board is required to publish summary results by June 30, 2017. Although management believes that the capital plan that the Company plans to submit is reasonable and fiscally sound, the Company can make no assurances that the Federal Reserve Board will not object to the Company’s capital plan.
Deposit Insurance and Assessments
Deposits at the Bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The DIF is funded through assessments on banks, such as the Bank. Changes in the methodology used to calculate these assessments, resulting from the Dodd-Frank Act increased the assessments that the Bank is required to pay to the FDIC. In addition, in March 2016, the FDIC issued a final rule imposing a surcharge on the assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, to raise the DIF's reserve ratio. These surcharges will cease on December 31, 2018. The FDIC also collects Financing Corporation deposit assessments, which are calculated off of the assessment base established by the Dodd-Frank Act. The Bank pays the DIF assessment, less offset available by means of prepaid assessment credits, as well as the Financing Corporation assessments.
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
Volcker Rule
The Volcker Rule prohibits an insured depository institution, such as the Bank, and its affiliates from (1) engaging in “proprietary trading” and (2) investing in or sponsoring certain types of funds (covered funds) subject to certain limited exceptions. The final rules contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained.  They also permit the offering and sponsoring of funds under certain conditions.  The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company is subject to the enhanced compliance program under the Volcker Rule but does not expect to be required to report metrics to the regulators. The Company is of the view that the impact of the Volcker Rule is not material to its business operations.
Durbin Amendment's Rules Affecting Debit Card Interchange Fees
Under the Durbin Amendment the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.

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

In addition, there are consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). The Company and the Bank are also subject to certain state laws and regulations designed to protect consumers.
The CFPB has promulgated many mortgage-related rules since it was established under the Dodd-Frank Act including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages.
Changes to consumer protection regulations, including those promulgated by the CFPB could affect the Company's business but the likelihood, timing and scope of any such changes and the impact any such change may have on the

Company cannot be determined with any certainty. See Item 1A. Risk Factors. The Company is also subject to legislation and regulation and future legislation or regulation or changes to existing legislation or regulation could affect its business.
Annual Resolution Plans for the Company and the Bank
Each of the Company and the Bank are required to prepare and submit resolution plans, also referred to as living wills. The Bank, must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. The Company is required to submit to the Federal Reserve Board and the FDIC a plan that, in the event of material financial distress or failure, provides for the rapid and orderly liquidation of the company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. If the Federal Reserve Board and the FDIC determine that a company’s plan is not credible and the company fails to cure the deficiencies in a timely manner, then the Federal Reserve Board and the FDIC may jointly impose on the company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities, or operations.
U.S. Liquidity Standards
The Federal Reserve Board evaluates the Company’s liquidity as part of the supervisory process. In addition, the Basel Committee has developed a set of internationally-agreed upon quantitative liquidity metrics: the LCR and the NSFR. The LCR was developed to ensure that covered banking organizations have sufficient high-quality liquid assets to cover expected net cash outflows over a 30-day liquidity stress period. This standard’s objective is to promote the short-term resilience of the liquidity risk profile of banking organizations. The objective of the NSFR is to reduce funding risk over a one-year horizon by requiring banking organizations to fund their activities with sufficiently stable sources of funding in order to mitigate the risk of future funding stress.
The federal banking regulators implemented the LCR in the United States in 2014. A more stringent version of the LCR applies to financial institutions with $250 billion or more in total assets. A more moderate version of the LCR applies to financial institutions with $50 billion but less than $250 billion of total assets, such as the Company. This version differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule which ended on January 1, 2017. In December 2016, the Federal Reserve Board issued a final rule requiring that banking organizations holding more than $50 billion in assets, such as the Company, make certain public disclosures related to the LCR. Required disclosures include quarterly disclosure of the consolidated LCR, based on averages over the prior quarter, as well as consolidated HQLA amounts broken down by each HQLA category. In April 2016, the federal banking regulators proposed rules to implement the NSFR in the United States, including a more moderate version of the NSFR that would apply to institutions with $50 billion or more but less than $250 billion of total assets, such as the Company. In addition, the Federal Reserve Board has adopted liquidity risk management, stress testing and liquidity buffer requirements as part of the enhanced prudential standards applicable to the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
Anti-Money Laundering; USA PATRIOT Act; Office of Foreign Assets Control
A major focus of U.S. governmental policy relating to financial institutions in recent years has been fighting money laundering and terrorist financing. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for that financial institution.
Under laws applicable to the Company, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and implementing regulations, U.S. financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
The Company is prohibited from entering into specified financial transactions and account relationships. The Company also must take reasonable steps to conduct enhanced scrutiny of account relationships, as appropriate, to guard against money laundering and to report any suspicious transactions. Pursuant to the USA PATRIOT Act, law enforcement authorities have been granted increased access to financial information maintained by banks, and anti-money laundering obligations have been substantially strengthened.
The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for, among other things, the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also provides for: (1) regulations that set minimum requirements for verifying customer identification at account opening; (2) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and (3) enhanced due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons.
Federal, state, and local law enforcement may, through FinCEN, request that the Bank search its records for any relationships or transactions with persons reasonably suspected to be involved in terrorist activity or money laundering. Upon receiving such a request, the Bank must search its records and timely report to FinCEN any identified relationships or transactions.
Furthermore, OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names, such as the Specially Designated Nationals and Blocked Persons List, of individuals and entities with whom U.S. persons, as defined by OFAC, are generally prohibited from conducting transactions or dealings. Persons on these lists include persons suspected of aiding, financing, or engaging in terrorist acts, narcotics trafficking, or the proliferation of weapons of mass destruction, among other targeted activities. OFAC also administers sanctions programs against certain countries or territories. If the Bank finds a name on any transaction, account or wire transfer instruction that is on an OFAC list or determines that processing a transaction or maintaining or servicing an account would violate a sanctions program administered by OFAC, it must, depending on the regulation, freeze such account, reject such transaction, file a suspicious activity report and/or notify the appropriate authorities.
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
Community Reinvestment Act
The CRA requires the Federal Reserve Board to evaluate the record of the Company in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank.
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The Bank received a rating of “needs to improve". The Bank’s rating in this CRA examination resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. The Bank underwent an additional CRA examination that began in the fourth quarter of 2015. In March 2016, the Federal Reserve Bank of Atlanta notified the Bank that its CRA rating had been improved to “Satisfactory,” and the aforementioned restrictions were removed from the Bank.
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

In addition, the Dodd-Frank Act contains provisions that may impact the Company's business by reducing the amount of its commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. In October 2014, the banking agencies issued final rules to implement the credit risk retention requirements of Section 941 of Dodd-Frank. The regulations became effective on February 23, 2015. Compliance with the rules with respect to new securitization transactions backed by residential mortgages have been required since December 24, 2015 and compliance with respect to new securitization transactions backed by other types of assets have been required since December 24, 2016. The Company continues to evaluate the final rules and assess their impact on its securitization activities.
Branching
The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate branching activities. Formerly, under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank's ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state. Accordingly, de novo interstate branching by the Company is subject to these standards. All branching in which the Company may engage remains subject to regulatory approval and adherence to applicable legal and regulatory requirements.
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
FDIC Recordkeeping Requirements
In November 2016, the FDIC issued a final rule establishing recordkeeping requirements for FDIC-insured institutions with 2 million or more deposit accounts, which includes the Bank. The rule generally requires each covered institution to maintain complete and accurate information needed to determine deposit insurance coverage with respect to each deposit account. In addition, each covered institution must ensure that its information technology system is able to calculate the insured amount for most depositors within 24 hours of failure. Compliance is required by April 1, 2020.
Cybersecurity
In October 2016, the federal banking regulators issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and our U.S. Bank Subsidiaries. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.
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
During the year ended December 31, 2016, the Company did not knowingly engage in activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under the specified executive orders.
Because the Company is controlled by BBVA, the Company's disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of BBVA and its consolidated subsidiaries that are not controlled by the Company. During the year ended December 31, 2016, the BBVA Group had the following activities, transactions and dealings requiring disclosure under Section 13(r) of the Exchange Act.
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, two of which remained outstanding during the year ended December 31, 2016. For 2016, revenues of $641 (including fees and/or commissions) have been recorded in connection with these counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. In addition, during 2016 the BBVA Group incurred cancellation, enforcement and postage expenses of $214,405 related to these counter guarantees. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating these business relationships as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Refund of funds from Bank Sepah. During the year ended December 31, 2016, Bank Sepah returned to BBVA funds in the amount of $4,624 originally transferred by BBVA in March 2007 to an account at Bank Sepah in the name of BBVA’s representative office in Tehran.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The two employees are Spanish citizens, and one of them has retired. Estimated gross revenues for the year ended December 31, 2016, from embassy-related activity, which include fees and/or commissions, did not exceed $2,490. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.
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
As of December 31, 2016, energy-related loan balances represented approximately 5 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which has had an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. If oil prices decline in a material way, the cash flows of the Bank’s customers in this industry could be adversely impacted which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations.
Furthermore, energy production and related industries represent a significant part of the economies in some of the Bank’s primary markets. A prolonged period of low or volatile oil prices could have a negative impact on the economies and real estate markets of states such as Texas, which could adversely affect the Company's business, financial condition or results of operations.
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
The Company is a wholly owned subsidiary of BBVA, which is based in Spain and serves as a source of strength and capital to the Company. Accordingly, European Union weakness, particularly in Spain, could directly impact BBVA and could have an adverse impact on the Company's business or financial condition.
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
The Company is subject to legislation and regulation, and future legislation or regulation or changes to existing legislation or regulation could affect its business.
The legislative, regulatory and supervisory framework governing the financial sectors has undergone significant and rapid change since the financial crisis. The Dodd-Frank Act as well as other post-financial crisis regulatory reforms in the United States have increased costs, imposed limitations on activities and resulted in an increased intensity in regulatory enforcement. While most of the changes required by the Dodd-Frank Act that impact the Company have been implemented or are expected to follow a known trajectory, new changes under the Trump administration, including their nature and impact, cannot yet be determined with any degree of certainty.
Changes to laws and regulations at both the state or federal level applicable to the Company are frequently proposed and could materially impact the profitability of the Company's business, the value of assets it holds or the collateral available for its loans, require changes to business practices or expose it to additional costs, taxes, liabilities, enforcement actions and reputational risk. The likelihood, timing and scope of any such changes and the impact any such change may have on the Company cannot be determined with any certainty
The CFPB's residential mortgage regulations could adversely affect the Company's business, financial condition or results of operations.
The Company and the Bank are regulated and supervised by the CFPB. The CFPB has promulgated many mortgage-related rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher-priced mortgages.
The Company is subject to capital adequacy and liquidity standards, and if it fails to meet these standards its financial condition and operations would be adversely affected.
The U.S. Basel III capital rule and provisions in the Dodd-Frank Act increased capital requirements for banking organizations such as the Company and the Bank and will continue to increase such requirements as they are phased in. Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III capital rule includes a minimum ratio of CET1 capital to risk weighted assets of 4.5 percent and a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. Under the U.S. Basel III final rule, trust preferred securities no longer qualify as Tier 1 capital for bank holding companies such as the Company.
The Company is also required to submit an annual capital plan to the Federal Reserve Board under the CCAR process. The capital plan must include an assessment of the Company's expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-objection to the Company. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection. In addition to capital planning, the Company and the Bank are subject to capital stress testing requirements imposed by the Dodd-Frank Act.
The Federal Reserve Board evaluates the Company's liquidity as part of the supervisory process and adopted a final LCR rule, which is being phased in for the Company. Failure to comply with these regulatory standards or any new rules, such as a final rule implementing NSFR, could affect the Company's business.
In addition, BBVA designated the Parent as its IHC to comply with the Federal Reserve Board's final rule to enhance its supervision and regulation of the U.S. operations of Large FBOs. The Parent is subject to U.S. risk-based and leverage capital, liquidity, risk management, stress testing and other enhanced prudential standards on a consolidated basis under this rule. BBVA's combined U.S. operations (including its U.S. branches, agencies and subsidiaries) are also subject to certain enhanced prudential standards. These enhanced prudential standards could affect the Company’s operations.
Please refer to Item 1. Business - Supervision and Regulation for more information.
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
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. The Bank received a rating of “needs to improve." The Bank’s rating in this CRA examination resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. However, the Bank received a “Satisfactory” CRA rating in its most recent CRA examination and those restrictions have been removed.
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
Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, the FASB's Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses under current U.S. GAAP standards. Under current U.S. GAAP standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under the new Credit Loss ASU, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The Credit Loss ASU, may have a negative impact on the Company's reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses.
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
Over the past few years, there have been a series of distributed denial of service attacks on financial services companies. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Generally, these attacks have not been conducted to steal financial data, but meant to interrupt or suspend a company's internet service. While these events may not result in a breach of client data and account information, the attacks can adversely affect the performance of a company’s website and in some instances prevented customers from accessing a company’s website. Distributed denial of service attacks, hacking and identity theft risks could cause serious reputational harm. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks. The Company's risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, its plans to continue to provide internet banking and mobile banking channels, and its plans to develop additional remote connectivity solutions to serve its customers. The Company may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.
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
In June 2010, the federal banking regulators issued joint guidance on executive compensation designed to help ensure that a banking organization's incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules affecting the structure and reporting of incentive compensation. The federal banking regulators and SEC proposed such rules in 2011 and issued revised proposed rules in 2016.
As a wholly owned subsidiary of BBVA, the Company is also required to comply with the European Union’s CRD-IV, which, among other things, impacts the variable compensation of certain risk-takers and highly compensated individuals in the Company or its subsidiaries. In accordance with CRD-IV, the Bank pays variable compensation of certain employees half in stock and half in cash. Additionally, in accordance with CRD-IV, from 40% to 50% (depending on the classification of the employee), of such payment is deferred for three years. The deferred amounts are subject to performance indicators and a malus clause, which could result in the reduction or forfeiture of the deferred amounts. The equity awards are subject to an additional one-year holding period after delivery. Most of the Company’s competitors are not subject to CRD-IV.
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
The Company is subject to rules and regulations regarding money laundering and the financing of terrorism. Monitoring compliance with anti-money laundering and anti-terrorism financing rules and regulations can put a significant financial burden on banks and other financial institutions and poses significant technical problems. Although we have internal policies and procedures designed to ensure compliance with applicable anti-money laundering and anti-terrorism financing rules and regulations, we cannot guarantee that our policies and procedures completely prevent violations of such rules and regulations. Any such violations may have severe consequences, including sanctions, fines and reputational consequences, which could have a material adverse effect on the Company's business, financial condition or results of operations.
The Company is exposed to risks in relation to compliance with anti-corruption laws and regulations and economic sanctions programs.
The Company is required to comply with various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, and economic sanctions programs, including those administered by the United Nations Security Council and the United States, including OFAC. The anti-corruption laws generally prohibit providing anything of value to government officials for the purposes of obtaining or retaining business or securing any improper business advantage. As part of its business, the Company may deal with entities, the employees of which are considered government officials. In addition, as noted above in Part I, Item 1 (“Anti-Money Laundering; USA PATRIOT Act; Office of Foreign Assets Control”) above, economic sanctions programs restrict the Company from conducting certain transactions or dealings involving certain sanctioned countries or persons.

Although the Company has internal policies and procedures designed to ensure compliance with applicable anti-corruption laws and sanctions regulations, there can be no assurance that such policies and procedures will be sufficient or that the Company’s employees, directors, officers, partners, agents and service providers will not take actions in violation of the Company’s policies and procedures (or otherwise in violation of the relevant anti-corruption laws and sanctions regulations) for which they or the Company may ultimately be held responsible. Violations of anti-corruption laws and sanctions regulations could lead to financial penalties being imposed on the Company, limits being placed on the Company’s activities, authorizations or licenses being revoked, damage to the Company’s reputation and other consequences that could have a material adverse effect on the Company’s business, results of operations and financial condition. Further, litigation or investigations relating to alleged or suspected violations of anti-corruption laws or sanctions regulations could be costly.
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

	2016	2015
	(In Thousands)
Quarter Ended:
March 31	$—	$—
June 30	60,000	35,000
September 30	—	—
December 31	32,864	60,000
Year	$92,864	$95,000

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
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2016 through 2012, has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2016 through 2012. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2016	2015	2014	2013	2012 (1)
	(Dollars in Thousands)
Summary of Operations:
Interest income	$2,530,459	$2,438,275	$2,313,996	$2,323,279	$2,491,536
Interest expense	462,778	425,298	328,491	280,575	261,554
Net interest income	2,067,681	2,012,977	1,985,505	2,042,704	2,229,982
Provision for loan losses	302,589	193,638	106,301	107,546	29,471
Net interest income after provision for loan losses	1,765,092	1,819,339	1,879,204	1,935,158	2,200,511
Noninterest income	1,055,974	1,079,374	1,007,812	940,129	850,048
Noninterest expense, including goodwill impairment (2)	2,303,522	2,214,853	2,246,877	2,260,906	2,351,847
Net income before income tax expense	517,544	683,860	640,139	614,381	698,712
Income tax expense	146,021	176,502	155,763	179,242	219,701
Net income	371,523	507,358	484,376	435,139	479,011
Noncontrolling interest	2,010	2,228	1,976	2,094	2,138
Net income attributable to BBVA Compass Bancshares, Inc.	$369,513	$505,130	$482,400	$433,045	$476,873

Summary of Balance Sheet:
Period-End Balances:
Investment securities	$12,868,272	$12,373,196	$11,585,629	$9,832,281	$9,496,359
Loans (3)	60,223,112	61,394,666	57,526,600	50,814,125	45,333,608
Allowance for loan losses	(838,293)	(762,673)	(685,041)	(700,719)	(802,853)
Total assets	87,079,953	90,068,538	83,244,726	72,090,642	69,236,695
Deposits	67,279,533	65,981,766	61,189,810	54,437,454	51,642,778
FHLB and other borrowings	3,001,551	5,438,620	4,809,843	4,298,707	4,273,279
Shareholder's equity	12,750,707	12,624,709	12,054,922	11,545,813	11,083,573
Average Balances:
Loans (3)	$61,505,935	$60,176,687	$54,423,885	$47,959,849	$44,118,556
Total assets	91,064,360	88,389,179	77,610,420	70,320,268	66,468,815
Deposits	67,904,564	63,538,900	58,407,270	52,553,741	48,549,780
FHLB and other borrowings	4,226,225	5,701,974	4,254,352	4,269,521	4,478,136
Shareholder's equity	12,818,572	12,368,866	11,889,993	11,342,319	10,906,123
Selected Ratios:
Return on average total assets	0.41%	0.57%	0.62%	0.62%	0.72%
Return on average total equity	2.90	4.10	4.07	3.84	4.39
Average equity to average assets	14.08	13.99	15.32	16.13	16.41

(1)	2012 financial information has not been retrospectively adjusted to include the historical activity of the money transmission and foreign exchange services subsidiaries due to immateriality.

(2)	Noninterest expense for the years ended December 31, 2016, 2015 and 2014 includes goodwill impairment of $59.9 million, $17.0 million and $12.5 million, respectively.

(3)	Includes loans held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2016, 2015 and 2014. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for 2016 was $369.5 million compared to $505.1 million earned during 2015. The decrease in net income attributable to the Company reflected lower net income before income tax expense primarily as a result of higher provisions for loan losses and noninterest expense and lower noninterest income offset in part by higher net interest income.
Net interest income increased $54.7 million to $2.1 billion in 2016 compared to 2015 due in part to an increase in interest and fees on loans offset by an increase in interest on deposits. The net interest margin for 2016 remained flat at 2.64% compared to 2015.
The provision for loan losses was $302.6 million for 2016 compared to $193.6 million for 2015. Provision for loan losses for 2016 was impacted by a decline in credit quality indicators driven by downgrades during 2016 in the commercial loan portfolio, primarily related to energy loans as well as an increase in charge-offs related to energy loans as well as consumer direct and indirect loans during 2016. Net charge-offs for 2016 totaled $227.0 million compared to $116.0 million for 2015.
Noninterest income was $1.1 billion for 2016, a decrease of $23.4 million compared to 2015. The decrease in noninterest income was largely attributable to a decrease of $51.6 million in investment securities gains. This decrease was offset by a $10.9 million increase in card and merchant processing fees, and an $11.2 million increase in money transfer income. Additionally, other noninterest income increased $15.7 million driven by higher levels of syndication fee income.
Noninterest expense increased $88.7 million to $2.3 billion for 2016 compared to 2015. The higher level of noninterest expense was primarily attributable to a $42.9 million increase in goodwill impairment charges related to the write-off of goodwill associated with the Simple reporting unit. Additionally, salaries, benefits and commissions increased $38.2 million and professional services increased $23.6 million. Offsetting these increases was a $51.1 million decrease in FDIC indemnification expense
Income tax expense was $146.0 million for 2016 compared to $176.5 million for 2015. This resulted in an effective tax rate of 28.2% for 2016 and a 25.8% effective tax rate for 2015. The increase in the effective tax rate for 2016 was primarily driven by the increased goodwill impairment recognized in 2016.
The Company's total assets at December 31, 2016 were $87.1 billion, a decrease of $3.0 billion from December 31, 2015 levels. Total loans excluding loans held for sale were $60.1 billion at December 31, 2016, a decrease of $1.3 billion or 2.1% from December 31, 2015 levels. The decrease in total loans was primarily driven by decreases in the commercial, financial and agricultural and the residential real estate-mortgage portfolios due in part to strategic sales from these loan portfolios. Deposits increased $1.3 billion or 2.0% compared to December 31, 2015, driven by transaction accounts which increased 3.7% fueled by savings and money market growth. Noninterest bearing demand deposits increased 5.4%. Certificates and other time deposits decreased 3.9% at December 31, 2016 compared to December 31, 2015, due in part to a decrease in brokered deposits offset by growth in CDs due to certain product promotions.

Total shareholders' equity at December 31, 2016 was $12.8 billion, an increase of $126 million compared to December 31, 2015.
Capital
The Company's Tier 1 and CET1 ratios were 11.85% and 11.49%, respectively at December 31, 2016, compared to 11.08% and 10.70%, respectively at December 31, 2015, under the U.S. Basel III transitional provisions. In June 2016, the Company was informed that the Federal Reserve Board did not object to the Company's capital plan and the capital actions proposed in the capital plan as part of its annual CCAR process. While the Company can give no assurances as to the outcome of the CCAR process in subsequent years or specific interactions with the regulators, it believes it has a strong capital position.
For more information see “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1. Business - Supervision, Regulation and Other Factors - Capital, and Note 17, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, and borrowings. As a bank holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at December 31, 2016 and 2015 without regulatory approval.
The Parent paid common dividends totaling $92.9 million to its sole shareholder, BBVA, during 2016. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
In January 2016, the minimum phased-in LCR requirement was 90 percent, followed by 100 percent in January 2017. At December 31, 2016, the Company was fully compliant with the minimum phased-in LCR requirements in effect. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
Digital Transformation
As technology advances continue to change the landscape of the financial services industry, customer behaviors are rapidly adapting and adjusting to take advantage of digital and mobile advances. The Company is focused on enhancing its digital capabilities to ensure its products, services and distribution network align with the evolving preferences of its customers. During 2016, the Company has experienced an increase in number of customers utilizing its digital and mobile capabilities. In addition, the Company has also seen an increase in products sold through its digital channels as a percentage of products sold through all channels.
Noteworthy items related to the Company’s digital transformation announced during 2016 included the following:

•
In January 2016, the Company announced an alliance with industry disrupter FutureAdvisor, a subsidiary of BlackRock, the world’s largest asset manager. The alliance makes sophisticated tools and guidance available to the Company’s digital savvy clients who are not currently taking advantage of its investment services.

•
In April 2016, Univision Enterprises, the products and services division of Univision Communications Inc., in partnership with Bancomer Transfer Services, Inc. announced the launch of Univision Remesas, an international digital money transfer service.

•
In May 2016, the Company announced it had expanded its suite of mobile payment solutions for its cardholders with the integration of Android Pay and Samsung Pay. These releases underscore the Company’s drive to provide more and varied ways for customers to bank digitally. They join Apple Pay and the proprietary BBVA Wallet in the Company’s suite of mobile wallet and payment solutions.

•
In the second quarter of 2016, BBVA Compass began onboarding new customers from Simple onto the Bank’s platform. Previously new accounts from Simple were held at a third party financial institution. In the next few quarters, customer accounts and deposits opened prior to this milestone will be migrated from the third party financial institution to BBVA Compass.

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
Fair Value of Financial Instruments: A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include investment securities available for sale, trading account assets and liabilities, loans held for sale, mortgage servicing assets, and derivative assets and liabilities. Periodically, the estimation of fair value also affects investment securities held to maturity when it is determined that an impairment write-down is other than temporary. Fair value determination is also relevant for certain other assets such as other real estate owned, which are recorded at the lower of the recorded balance or fair value, less estimated costs to sell. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and impaired loans.
Fair value is generally based upon quoted market prices, when available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market based parameters as inputs. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s own creditworthiness, among other things, as well as potentially unobservable parameters. Any such valuation adjustments are applied consistently over time. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
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

Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $369.5 million, $505.1 million, and $482.4 million for 2016, 2015 and 2014, respectively. The Company's 2016 results reflected lower net income before income tax expense primarily as a result of higher provisions for loan losses and noninterest expense and lower noninterest income offset in part by higher net interest income.
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
2016 compared to 2015
Net interest income totaled $2.1 billion and $2.0 in 2016 and 2015, respectively. Net interest income on a fully taxable equivalent basis totaled $2.1 billion in both 2016 and 2015. Net interest margin was 2.64% in both 2016 and 2015.
The fully taxable equivalent yield for 2016 for the loan portfolio was 3.74% compared to 3.69% for the prior year. The 5 basis point increase was primarily driven by the origination of higher yielding loans as well as the impact of the higher benchmark interest rates, which increased in December 2015 and 2016.
The fully taxable equivalent yield on the total investment securities portfolio was 1.83% for 2016, compared to 2.01% for the prior year. The 18 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.
The yield on trading account securities increased to 1.45% in 2016 compared to 1.35% in 2015 due primarily to the impact of the FRB raising the federal funds rate by 25 basis points in December 2015 and 2016.
The yield on other earning assets for 2016 was 0.60 % compared to 0.17 % for the prior year. The 43 basis point increase between years was primarily due to the impact of the FRB raising the federal funds rate by 25 basis points in December 2015 and 2016.
The average rate paid on interest bearing deposits remained relatively flat at 0.64% for 2016 compared to 0.62% for 2015.
The average rate on FHLB and other borrowings during 2016 was 1.96% compared to 1.58% for the prior year. The 38 basis point increase was primarily driven by changes in the value of the interest rate contracts hedging the value of the FHLB and other borrowings as well as the impact of the $700 million issuance of subordinated notes in April 2015 under the Global Bank Note program.
The average rate on other short-term borrowings was 1.44% for 2016 compared to 1.31% for 2015 due to the impact of the FRB raising the federal funds rate by 25 basis points in December 2015 and 2016.
2015 compared to 2014
Net interest income totaled $2.0 billion in both 2015 and 2014. Net interest income on a fully taxable equivalent basis totaled $2.1 billion in both 2015 and 2014.
Net interest margin was 2.64% in 2015 compared to 3.01% in 2014. The 37 basis point decrease in net interest margin primarily reflects the runoff of higher yielding covered loans as well as the impact of lower yields in the AFS investment securities portfolio. In addition, net interest margin was negatively impacted by the increase in the average balance of trading account securities and the increase in the average balance of other short term borrowings primarily due to an increase in U.S. Treasury long and short positions held by BSI.

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
The fully taxable equivalent yield on the total investment securities portfolio was 2.01% for the year ended December 31, 2015, compared to 2.28% for the prior year. The 27 basis point decrease was primarily driven by proceeds from the sale of higher yielding investment securities and from prepayments, maturities and calls of investment securities that have been reinvested into investment securities with lower market rates.
The yield on trading account securities was 1.35% in 2015 compared to 1.73% in 2014 due to an increase in U.S. Treasury securities held by BSI in 2015.
The average rate paid on interest bearing deposits was 0.62% for 2015 compared to 0.60% for 2014.
The average rate on FHLB and other borrowings during 2015 was 1.58%, compared to 1.62 % for the prior year.
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
Table 3 Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	61,505,935	2,303,017	3.74	60,176,687	2,221,093	3.69	54,423,885	2,139,429	3.93
Investment securities – AFS (tax exempt) (3)	10,728	846	7.89	253,547	10,446	4.12	492,306	20,745	4.21
Investment securities – AFS (taxable)	11,345,365	191,337	1.69	10,105,217	185,323	1.83	8,560,090	177,987	2.08
Total investment securities – AFS	11,356,093	192,183	1.69	10,358,764	195,769	1.89	9,052,396	198,732	2.20
Investment securities – HTM (tax exempt) (3)	1,062,391	34,535	3.25	1,128,080	35,352	3.13	1,162,674	34,881	3.00
Investment securities – HTM (taxable)	194,296	4,408	2.27	230,933	4,433	1.92	284,962	5,264	1.85
Total investment securities - HTM	1,256,687	38,943	3.10	1,359,013	39,785	2.93	1,447,636	40,145	2.77
Trading account securities (3)	3,714,155	53,816	1.45	3,784,410	50,936	1.35	446,131	7,732	1.73
Other (4) (5) (6)	3,508,368	20,939	0.60	3,330,793	5,622	0.17	2,973,165	713	0.02
Total earning assets	81,341,238	2,608,898	3.21	79,009,667	2,513,205	3.18	68,343,213	2,386,751	3.49
Noninterest earning assets:
Cash and due from banks (6)	964,281			974,956			878,930
Allowance for loan losses	(834,310)			(714,157)			(703,902)
Net unrealized gain (loss) on investment securities available for sale	(5,749)			33,207			41,316
Other noninterest earning assets	9,598,900			9,085,506			9,050,863
Total assets	$91,064,360			$88,389,179			$77,610,420
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,042,165	16,639	0.24	$7,218,956	12,011	0.17	$7,280,418	11,986	0.16
Savings and money market accounts	25,747,220	99,567	0.39	24,155,771	94,336	0.39	21,616,078	87,672	0.41
Certificates and other time deposits	14,454,532	188,209	1.30	12,989,759	167,809	1.29	12,745,944	151,997	1.19
Foreign office deposits	104,039	210	0.20	158,202	322	0.20	131,510	259	0.20
Total interest bearing deposits	47,347,956	304,625	0.64	44,522,688	274,478	0.62	41,773,950	251,914	0.60
FHLB and other borrowings	4,226,225	82,744	1.96	5,701,974	89,988	1.58	4,254,352	68,957	1.62
Federal funds purchased and securities sold under agreements to repurchase (5)	451,980	21,165	4.68	807,677	8,390	1.04	935,439	2,302	0.25
Other short-term borrowings	3,778,752	54,244	1.44	4,006,716	52,442	1.31	385,461	5,318	1.38
Total interest bearing liabilities	55,804,913	462,778	0.83	55,039,055	425,298	0.77	47,349,202	328,491	0.69
Noninterest bearing deposits	20,556,608			19,016,212			16,633,320
Other noninterest bearing liabilities	1,884,267			1,965,046			1,737,905
Total liabilities	78,245,788			76,020,313			65,720,427
Shareholder’s equity	12,818,572			12,368,866			11,889,993
Total liabilities and shareholder’s equity	$91,064,360			$88,389,179			$77,610,420
Net interest income/net interest spread		$2,146,120	2.38%		$2,087,907	2.41%		$2,058,260	2.80%
Net interest margin			2.64%			2.64%			3.01%
Taxable equivalent adjustment		78,439			74,930			72,755
Net interest income		$2,067,681			$2,012,977			$1,985,505

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, interest bearing deposits with the Federal Reserve and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 15, Securities Financing Activities.

(6)
Beginning in 2016, interest bearing deposits with the Federal Reserve are included in earning assets. In prior periods, these balances were included as noninterest earning assets within cash and due from banks. Prior periods have been reclassified to conform to current period presentation.

Table 4 Volume and Yield/ Rate Variances (1)

	2016 compared to 2015			2015 compared to 2014
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Total loans	49,491	32,433	81,924	187,518	(105,854)	81,664
Total investment securities available for sale	17,903	(21,489)	(3,586)	19,989	(22,951)	(2,962)
Total investment securities held to maturity	(3,094)	2,252	(842)	(2,086)	1,726	(360)
Trading account securities	(960)	3,840	2,880	45,306	(2,102)	43,204
Other (2) (3)	316	15,001	15,317	96	4,812	4,908
Total earning assets	$63,656	$32,037	$95,693	$250,823	$(124,369)	$126,454

Interest expense on:
Interest bearing demand deposits	$(301)	$4,929	$4,628	$(101)	$126	$25
Savings and money market accounts	6,162	(931)	5,231	10,010	(3,346)	6,664
Certificates and other time deposits	19,062	1,338	20,400	2,948	12,864	15,812
Foreign office deposits	(109)	(3)	(112)	54	9	63
Total interest bearing deposits	24,814	5,333	30,147	12,911	9,653	22,564
FHLB and other borrowings	(26,194)	18,950	(7,244)	22,890	(1,859)	21,031
Federal funds purchased and securities sold under agreements to repurchase	(5,141)	17,916	12,775	(355)	6,443	6,088
Other short-term borrowings	(3,091)	4,893	1,802	47,411	(287)	47,124
Total interest bearing liabilities	(9,612)	47,092	37,480	82,857	13,950	96,807
Increase (decrease) in net interest income	$73,268	$(15,055)	$58,213	$167,966	$(138,319)	$29,647

(1)
The change in interest not solely due to volume or yield/rate is allocated to the volume column and yield/rate column in proportion to their relationship of the absolute dollar amounts of the change in each.

(2)	Includes federal funds sold, securities purchased under agreement to resell, interest bearing deposits, interest bearing deposits with the Federal Reserve and other earning assets.

(3)
Beginning in 2016, interest bearing deposits with the Federal Reserve are included in earning assets. In prior periods, these balances were included as noninterest earning assets within cash and due from banks in the cash and cash equivalents line, consistent with the Consolidated Balance Sheet presentation. Prior periods have been reclassified to conform to current period presentation.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
2016 compared to 2015
Provision for loan losses was $302.6 million for 2016 compared to $193.6 million of provision for loan losses for 2015. Provision for loan losses for 2016 was impacted by a decline in credit quality indicators driven by downgrades during 2016 in the commercial loan portfolio, primarily related to energy loans as well as an increase in charge-offs related to energy loans as well as consumer direct and indirect loans during 2016. The Company recorded net charge-offs of $227.0 million during 2016 compared to $116.0 million during 2015. Net charge-offs were 0.37% (or 0.31% excluding net charge-offs on energy loans) of average loans for 2016 compared to 0.19% (or 0.20% excluding net charge-offs on energy loans) of average loans for 2015.
2015 compared to 2014
Provision for loan losses was $193.6 million for 2015 compared to $106.3 million of provision for loan losses for 2014. Provision for loan losses for 2015 was impacted by loan growth during 2015 in the commercial, financial and agricultural, residential real estate, and consumer portfolios. Offsetting the increase attributable to loan growth was improving credit quality in the commercial, financial and agricultural, real estate-construction and commercial real estate-mortgage portfolios. The Company recorded net charge-offs of $116.0 million during 2015 compared to $122.0 million during 2014. Net charge-offs were 0.19% of average loans for 2015 compared to 0.22% of average loans for 2014.

For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 5 Noninterest Income

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Service charges on deposit accounts	$214,294	$216,248	$222,686
Card and merchant processing fees	123,668	112,818	107,891
Investment banking and advisory fees	107,116	105,235	87,454
Money transfer income	104,592	93,437	81,409
Retail investment sales	102,982	101,614	108,477
Asset management fees	34,875	33,194	42,772
Corporate and correspondent investment sales	24,689	30,000	29,635
Mortgage banking income	21,496	27,258	24,551
Bank owned life insurance	17,243	18,662	18,616
Investment securities gains, net	30,037	81,656	53,042
Other	274,982	259,252	231,279
Total noninterest income	$1,055,974	$1,079,374	$1,007,812
2016 compared to 2015
Noninterest income was $1.1 billion for both 2016 and 2015, a slight decrease of $23.4 million. The decrease in total noninterest income was driven by decreases in corporate and correspondent investment sales, mortgage banking income and investment securities gains which were partially offset by increases in card and merchant processing fees, money transfer income, and other noninterest income
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts were $214.3 million in 2016, compared to $216.2 million in 2015.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $123.7 million in 2016, an increase of $10.9 million compared to 2015 driven by a $4.1 million increase related to Simple and a $5.9 million increase in debit card interchange and merchant services.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees increased to $107.1 million in 2016 compared to $105.2 million in 2015.
Money transfer income represents income from the Parent's wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Income from money transfer services increased to $104.6 million in 2016 compared to $93.4 million in 2015 due to higher transaction volume.
Retail investment sales income is comprised of mutual fund and annuity sales income and insurance sales fees. Income from retail investment sales increased to $103.0 million in 2016, compared to $101.6 million in 2015.
Asset management fees are fees generated from money management transactions executed with the Company through trusts, higher net worth customers and other long-term clients. Asset management fees increased to $34.9 million in 2016, compared to $33.2 million in 2015.

Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased to $24.7 million in 2016 from $30.0 million in 2015. The primary drivers of the decrease include a $4.0 million decrease in income related to a decline in the sales of interest rate contracts due to the economic environment during the year and a $2.8 million decrease related to the valuation changes in U.S. Treasury securities held to hedge market movements in the MSR asset.
Mortgage banking income for the year ended December 31, 2016 was $21.5 million compared to $27.3 million in 2015. Mortgage banking income in 2016 included $25.3 million of origination fees and gains on sales of mortgage loans as well as losses of $3.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2015 included $35.5 million of origination fees and gains on sales of mortgage loans and losses of $7.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income in 2016 compared to 2015 was primarily driven by decreased mortgage production volume during 2016 compared to 2015.

BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI was $17.2 million in 2016 compared to $18.7 million in 2015.
Investment securities gains, net decreased to $30.0 million in 2016 compared to $81.7 million in 2015. See “—Investment Securities” for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, investment services and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For 2016, other income increased by $15.7 million due to an increase of approximately $11.2 million in syndication fees. The increase was also attributable to a $7.7 million increase related to the prepayment of FHLB advances and other borrowings. During 2016, the Company terminated approximately $605 million FHLB advances resulting in a $295 thousand net loss compared to an $8.0 million net loss in 2015 related to the prepayment of approximately $1.1 billion FHLB advances.
2015 compared to 2014
Noninterest income was $1.1 billion for 2015, an increase of $71.6 million compared to $1.0 billion reported for 2014. The increase in total noninterest income was driven by increases in investment banking and advisory fees, investment securities gains and other noninterest income which were partially offset by decreases in retail investment sales, asset management fees, and gain (loss) on prepayment of FHLB and other borrowings.
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
For 2015, other income increased by $28.0 million due to a gain of $22.0 million on the sale of mortgage loans not initially originated for sale in the secondary market. Servicing fees also increased $5.6 million due to an increase in loans sold to FNMA where the Company retained the servicing in 2015 compared to 2014. The Company also recorded $6.5 million of income from Spring Studios, which was acquired by the Company in 2015. Partially offsetting the increase is an $8.0 million loss on prepayment of FHLB and other borrowings in 2015. During 2015, the Company prepaid approximately $1.1 billion of FHLB advances resulting in an $8.0 million net loss on the prepayment of FHLB advances and other borrowings.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 6 Noninterest Expense

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Salaries, benefits and commissions	$1,119,676	$1,081,475	$1,080,364
Equipment	242,273	232,050	225,175
Professional services	242,206	218,584	209,943
Net occupancy	160,997	161,035	159,174
FDIC insurance	80,070	64,072	64,260
Money transfer expense	67,474	60,350	51,214
Marketing	50,549	41,778	36,061
Communications	21,046	22,527	24,987
Amortization of intangibles	16,373	39,208	50,856
FDIC indemnification expense	3,984	55,129	115,049
Goodwill impairment	59,901	17,000	12,500
Total securities impairment	130	1,660	180
Other	238,843	219,985	217,114
Total noninterest expense	$2,303,522	$2,214,853	$2,246,877
2016 compared to 2015
Noninterest expense was $2.3 billion for 2016, an increase of $88.7 million compared to 2015. The increase in noninterest expense was primarily attributable to increases in salaries, benefits and commissions, professional services, FDIC insurance, money transfer expense, goodwill impairment and other noninterest expense offset in part by decreases in amortization of intangibles and FDIC indemnification expense.

Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.1 billion in 2016, an increase of $38.2 million when compared to 2015. The increase was due in part to a $19.7 million increase in incentive expense during 2016 related to the acceleration of incentive and restricted stock expense following the removal of future service condition as well as an increase of approximately $24.8 million related to additional headcount within full time salaried employees.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $23.6 million in 2016 to $242.2 million compared to 2015 due to an increase of approximately $10.8 million of outsourcing and other professional services, approximately $7.7 million increase related to credit card processing and debit card fees and an increase of approximately $3.9 million of contractor services.
FDIC insurance was $80.1 million in 2016 compared to $64.1 million in 2015. The increase in FDIC insurance was driven by a change in the factors used to calculate the assessment, including a new FDIC assessment rate in 2016.
Money transfer expense represents expense from the Parent's wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer expense increased to $67.5 million in 2016 compared to $60.4 million in 2015 due to higher transaction volumes during 2016.
Marketing expense increased by $8.8 million to $50.5 million in 2016 due primarily to BBVA's sponsorship of the NBA and an increase in Internet-based marketing related to Simple, a subsidiary of the Company.
Amortization of intangibles decreased by $22.8 million to $16.4 million in 2016 due to the lower level of intangible assets in 2016 compared to 2015.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset stemming from changes in credit expectations of covered loans, was $4.0 million in 2016 compared to $55.1 million in 2015. The decrease in 2016 was driven by the continued runoff of the covered loan portfolio.
Goodwill impairment related to the Simple reporting unit was $59.9 million in 2016 compared to $17.0 million in 2015. Refer to "—Goodwill" and Note 8, Goodwill and Other Acquired Intangible Assets in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO as well as other OREO associated expenses. Other noninterest expense increased in 2016 to $238.8 million compared to $220.0 million in 2015. The increase was primarily related to the civil money penalty imposed by the FRB on BSI in December 2016. See Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional discussion.
2015 compared to 2014
Noninterest expense was $2.2 billion for 2015, a decrease of $32.0 million compared to 2014. The lower level of noninterest expense was primarily attributable to a decrease in FDIC indemnification expense and amortization of intangibles, offset in part by increases in equipment expense, professional services, marketing expense, goodwill impairment and total securities impairment.
Salaries, benefits and commissions expense was $1.1 billion in 2015, relatively flat when compared to 2014.
Equipment expense increased by $6.9 million to $232.1 million in 2015 compared to 2014 due to a $12.6 million increase in software amortization resulting from software additions in 2015 as well as a $4.3 million increase in software maintenance expense offset by a decrease in hardware depreciation and maintenance expense of approximately $11.2 million.
Professional services expense increased by $8.6 million in 2015 to $218.6 million compared to 2014 due to an increase of approximately $6.0 million of debit card processing services and an increase of approximately $2.4 million of consulting fees.

Marketing expense increased by $5.7 million to $41.8 million in 2015 due primarily to BBVA's sponsorship of the NBA and the launch of the NBA American Express in 2015.
Amortization of intangibles decreased by $11.6 million to $39.2 million in 2015 due to the lower level of intangible assets in 2015 compared to 2014.
FDIC indemnification expense was $55.1 million in 2015 compared to $115.0 million in 2014. The decrease in 2015 was driven by the decrease in the balance of the covered loan portfolio.
Goodwill impairment related to the Simple reporting unit was $17.0 million in 2015 compared to $12.5 million in 2014. Refer to "—Goodwill" and Note 8, Goodwill and Other Acquired Intangible Assets in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense increased in 2015 to $220.0 million compared to $217.1 million in 2014.
Income Tax Expense
The Company’s income tax expense totaled $146.0 million, $176.5 million and $155.8 million for 2016, 2015, and 2014, respectively. The effective tax rate was 28.2%, 25.8%, and 24.3% for 2016, 2015 and 2014, respectively.
The increase in the effective tax rate for 2016 compared to 2015 was primarily driven by the goodwill impairment recognized in 2016.
The increase in the effective tax rate in 2015 compared to 2014 was primarily driven by higher net income before income tax expense relative to permanent income tax differences in 2015 as compared to 2014 and the release of a valuation allowance on net operating losses of BSI during 2014.
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

Net income by business segment is summarized in the following table:

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Consumer and Commercial Banking	$593,757	$558,359	$454,529
Corporate and Investment Banking	44,725	60,687	107,917
Treasury	19,320	67,166	45,648
Corporate Support and Other	(286,279)	(178,854)	(123,718)
Net income	$371,523	$507,358	$484,376

Consumer and Commercial Banking
The following table contains selected financial data for the Consumer and Commercial Banking segment:

Consumer and Commercial Banking	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Net interest income	$2,219,343	$2,001,780	$1,868,809
Allocated provision for loan losses	240,355	138,592	114,850
Noninterest income	825,881	825,417	776,451
Noninterest expense	1,891,396	1,829,591	1,806,060
Net income before income tax expense	913,473	859,014	724,350
Income tax expense	319,716	300,655	269,821
Net income	$593,757	$558,359	$454,529

Comparison of 2016 with 2015
Net income was $593.8 million for 2016, an increase of $35.4 million compared to net income of $558.4 million for 2015 primarily driven by an increase in net interest income offset by increases in the allocated provision for loan losses and noninterest expense.
Net interest income in 2016 increased $217.6 million compared to the prior year as a result of an increase in the spread on earning assets due to higher yields on loans driven primarily by the origination of higher yielding loans as well as the impact of the higher benchmark interest rates, as well as lower funding spreads on deposits.
Allocated provision for loan losses increased $101.8 million from 2015 to 2016 primarily driven by an increase in charge-offs on consumer loans.
Noninterest income for 2016 of $825.9 million remained flat compared to the prior year.
Noninterest expense increased $61.8 million to $1.9 billion in 2016 compared to $1.8 billion in 2015 driven primarily by increases in allocated expenses of $25.0 million and FDIC insurance of $13.2 million.
Comparison of 2015 with 2014
Net income was $558.4 million for 2015, an increase of $103.8 million compared to net income of $454.5 for 2014 primarily driven by an increase in net interest income and noninterest income offset by an increase in the allocated provision for loan losses.
Net interest income in 2015 increased $133.0 million compared to the prior year as a result of an increase in the spread on earning assets due to higher average loan balances.

Allocated provision for loan losses increased by $23.7 million from 2014 to 2015 due to growth in the loan portfolio.
Noninterest income increased $49.0 million to $825.4 million in 2015 compared to $776.5 million in 2014 driven by increases in other fee income of $27.6 million and shared revenue and incentive credits associated with deposit growth of $13.9 million.
Corporate and Investment Banking
The following table contains selected financial data for the Corporate and Investment Banking segment:

Corporate and Investment Banking	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Net interest income	$128,552	$153,322	$130,280
Allocated provision for loan losses	56,313	58,337	11,962
Noninterest income	177,211	156,679	197,585
Noninterest expense	180,642	158,300	143,924
Net income before income tax expense	68,808	93,364	171,979
Income tax expense	24,083	32,677	64,062
Net income	$44,725	$60,687	$107,917
Comparison of 2016 with 2015
Net income was $44.7 million for 2016, compared to net income of $60.7 million for 2015. The decrease in net income of $16.0 million was primarily driven by a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income.
Net interest income of $128.6 million in 2016 decreased from $153.3 million in 2015 as a result of a decrease in net spread income driven by a decrease in average earning assets, due in part to lower average loan balances.
Noninterest income increased $20.5 million from 2015 to 2016 due to a $10.5 million increase in shared revenue and incentive credits as well as a $9.3 million increase in fee income.
Noninterest expense increased $22.3 million from the prior year primarily related to the civil money penalty imposed by the FRB on BSI in December 2016. See Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional discussion.
Comparison of 2015 with 2014
Net income was $60.7 million for 2015, compared to net income of $107.9 million for 2014. The decrease in net income of $47.2 million was primarily driven by increases in allocated provision for loan losses and noninterest expense as well as a decrease in noninterest income partially offset by an increase in net interest income.
Net interest income of $153.3 million in 2015 increased from $130.3 million in 2014 as a result of an increase in net spread income driven by an increase in average earning assets.
Allocated provision for loan losses increased $46.4 million primarily driven by downgrades in energy loans as well as loan growth.
Noninterest income decreased $40.9 million from 2014 to 2015 primarily due to a $36.2 million decrease in shared revenue and incentive credits offset by an increase in investment banking and advisory fee income of $17.8 million.
Noninterest expense increased $14.4 million from the prior year primarily as a result of increases in salaries and benefits of $6.7 million, professional services of $3.0 million, and FDIC insurance expense of $3.2 million.

Treasury
The following table contains selected financial data for the Treasury segment:

Treasury	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Net interest income (expense)	$(3,408)	$32,013	$13,644
Allocated provision for loan losses	—	—	—
Noninterest income	54,228	91,439	76,699
Noninterest expense	21,096	20,119	17,597
Net income before income tax expense	29,724	103,333	72,746
Income tax expense	10,404	36,167	27,098
Net income	$19,320	$67,166	$45,648
Comparison of 2016 with 2015
Net income was $19.3 million for 2016, compared to net income of $67.2 million for 2015. The decrease in net income of $47.8 million was primarily driven by decreases in net interest income and noninterest income.
Net interest income decreased $35.4 million compared to the prior year related to a decrease in the spread on earning assets.
Noninterest income in 2016 decreased $37.2 million compared to the prior year due primarily to a decrease in investment securities gains.
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
Trading Account Assets
The following table details the composition of the Company’s trading account assets.
Table 7 Trading Account Assets

	December 31,
	2016	2015
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,820,797	$3,805,269
State and political subdivisions	219	1,275
Other debt securities	4,120	2,501
Interest rate contracts	290,238	303,944
Commodity contracts	—	14,127
Foreign exchange contracts	28,367	9,899
Other trading assets	859	1,117
Total trading account assets	$3,144,600	$4,138,132
Trading account assets decreased $1.0 billion to $3.1 billion at December 31, 2016. The decrease in trading account assets primarily related to a decrease in U.S. Treasury securities held by the Company's broker dealer subsidiary, BSI.
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

The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Table 8 Composition of Investment Securities Portfolio

	December 31,
	2016	2015	2014
	(In Thousands)
Investment securities available for sale (at fair value):
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,374,331	$3,211,492	$2,313,542
Mortgage-backed securities	3,763,338	4,590,262	4,423,835
Collateralized mortgage obligations	5,098,928	2,705,256	2,488,579
States and political subdivisions	8,641	15,887	467,315
Other	16,185	24,045	44,441
Equity securities (1)	403,632	503,578	499,563
Total securities available for sale	$11,665,055	$11,050,520	$10,237,275
Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$83,087	$103,947	$124,051
Asset-backed securities	15,118	24,011	39,187
States and political subdivisions (2)	1,040,716	1,128,240	1,112,415
Other	64,296	66,478	72,701
Total securities held to maturity	$1,203,217	$1,322,676	$1,348,354
Total investment securities	$12,868,272	$12,373,196	$11,585,629

(1)	Includes $403 million, $503 million and $500 million at December 31, 2016, 2015 and 2014, respectively, of FHLB and Federal Reserve stock carried at par.

(2)	Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities at origination.
As of December 31, 2016, the securities portfolio included $11.7 billion in available for sale securities and $1.2 billion in held to maturity securities. Approximately 90% of the total securities portfolio was backed by government agencies or government-sponsored entities.
During 2016, the Company received proceeds of $1.8 billion related to the sale of U.S. Treasury securities and other U.S. government agency securities classified as available for sale which resulted in net gains of $30.0 million.
During 2015, the Company received proceeds of $3.4 billion related to the sale of U.S. Treasury securities and other U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and state and political subdivisions classified as available for sale which resulted in net gains of $81.7 million. Included in these proceeds received were approximately $263 million of state and political subdivisions and $287 million of mortgage-backed securities and collateralized mortgage obligations that the Company sold as part of its liquidity management strategy and due to LCR requirements. See the "—Liquidity Management" and Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.
The Company recognized $130 thousand in OTTI charges in 2016 compared to $1.7 million and $180 thousand in 2015 and 2014, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.

The maturities and weighted average yields of the investment securities available for sale and the investment securities held to maturity portfolios at December 31, 2016 are presented in the following table. Maturity data is calculated based on the next re-pricing date for securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Table 9 Investment Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$188,403	0.34%	$609,593	0.83%	$575,750	1.36%	$1,000,585	0.99%
Mortgage-backed securities	591	2.17	80,206	1.79	108,247	1.78	3,574,294	1.24
Collateralized mortgage obligations	—	—	2,119	3.79	35,330	1.66	5,061,479	1.22
States and political subdivisions	1,087	6.21	1,900	7.24	1,257	3.87	4,397	9.74
Other	—	—	—	—	—	—	16,185	1.17
Equity securities (1)	—	—	—	—	—	—	403,632	2.07
Total	$190,081		$693,818		$720,584		$10,060,572

Investment securities held to maturity (at amortized cost):
Collateralized mortgage obligations	$—	—%	$2,958	4.11%	$—	—%	$80,129	2.23%
Asset-backed securities	—	—	—	—	25	0.79	15,093	1.00
States and political subdivisions	88,243	1.59	250,916	1.78	214,609	2.11	486,948	2.56
Other	—	—	—		—	—	64,296	1.02
Total	$88,243	—%	$253,874		$214,634		$646,466
Total securities	$278,324		$947,692		$935,218		$10,707,038

(1)	Equity securities are included in the maturing after ten years category.
Lending Activities
Average loans and loans held for sale represented 75.6% of total average interest-earnings assets at December 31, 2016, compared to 76.2% at December 31, 2015. The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate-construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real-estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The Loan Portfolio table presents the classifications by major category at December 31, 2016, and for each of the preceding four years. The second table presents maturities of certain loan classifications at December 31, 2016, and an analysis of the rate structure for such loans with maturities greater than one year, excluding covered loans.
Table 10 Loan Portfolio

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,122,002	$26,022,374	$23,828,537	$20,209,209	$16,980,957
Real estate – construction	2,125,316	2,354,253	2,154,652	1,736,348	1,895,931
Commercial real estate – mortgage	11,210,660	10,453,280	9,877,206	9,106,329	7,707,548
Total commercial loans	$38,457,978	$38,829,907	$35,860,395	$31,051,886	$26,584,436
Consumer loans:
Residential real estate – mortgage	$13,259,994	$13,993,285	$13,922,656	$12,706,879	$11,443,973
Equity lines of credit	2,543,778	2,419,815	2,304,784	2,236,367	2,393,271
Equity loans	445,709	580,804	634,968	644,068	671,616
Credit card	604,881	627,359	630,456	660,073	625,395
Consumer direct	1,254,641	936,871	652,927	516,572	522,995
Consumer indirect	3,134,948	3,495,082	2,870,408	2,116,981	1,593,175
Total consumer loans	$21,243,951	$22,053,216	$21,016,199	$18,880,940	$17,250,425
Covered loans	359,334	440,961	495,190	734,190	1,176,682
Total loans	$60,061,263	$61,324,084	$57,371,784	$50,667,016	$45,011,543
Loans held for sale	161,849	70,582	154,816	147,109	322,065
Total loans and loans held for sale	$60,223,112	$61,394,666	$57,526,600	$50,814,125	$45,333,608

Table 11 Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$5,055,438	$17,318,573	$2,747,991	$25,122,002	$4,018,467	$16,048,097
Real estate - construction	769,484	1,196,594	159,238	2,125,316	36,923	1,318,909
	$5,824,922	$18,515,167	$2,907,229	$27,247,318	$4,055,390	$17,367,006
Scheduled repayments in the preceding table are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.
Loans and loans held for sale, net of unearned income, totaled $60.2 billion at December 31, 2016, a decrease of $1.2 billion from December 31, 2015. The decrease in total loans was primarily driven by decreases in the commercial, financial and agricultural and the residential real estate-mortgage portfolios. During 2016, the Company sold $444 million of commercial loans and $316 million of residential real-estate mortgage loans.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional discussion.

Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $1.0 billion at December 31, 2016 compared to $506 million at December 31, 2015. The increase in nonperforming assets was due to a $513 million increase in nonaccrual loans primarily related to downgrades of certain loans in the energy portfolio. At December 31, 2016, energy nonaccrual loans were $387 million compared to $92 million at December 31, 2015. Excluding energy nonperforming loans, nonperforming assets totaled $625 million at December 31, 2016 compared to $414 million at December 31, 2015. As a percentage of total loans and loans held for sale and other real estate, nonperforming assets were 1.68% (or 1.10% excluding energy nonperforming loans) at December 31, 2016 compared with 0.82% (or 0.72% excluding energy nonperforming loans) at December 31, 2015.
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

Table 12 Potential Problem Loans

	December 31,
	2016	2015
	(In Thousands)
Commercial, financial and agricultural	$630,760	$580,491
Real estate – construction	5,578	174
Commercial real estate – mortgage	57,108	74,373
	$693,446	$655,038

The following table summarizes asset quality information for the past five years and includes loans held for sale and purchased impaired loans.
Table 13 Asset Quality

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$596,454	$161,591	$61,157	$128,231	$112,135
Real estate – construction	1,239	5,908	7,964	14,183	104,683
Commercial real estate – mortgage	71,921	69,953	89,736	129,672	270,734
Residential real estate – mortgage	140,303	113,234	108,357	102,904	193,983
Equity lines of credit	33,453	35,023	32,874	31,431	20,143
Equity loans	13,635	15,614	19,029	20,447	16,943
Credit card	—	—	—	—	—
Consumer direct	789	561	799	540	337
Consumer indirect	5,926	5,027	2,624	1,523	—
Covered	730	134	114	5,428	1,235
Total nonaccrual loans	864,450	407,045	322,654	434,359	720,193
Nonaccrual loans held for sale	56,592	—	—	7,359	7,583
Total nonaccrual loans and loans held for sale	$921,042	$407,045	$322,654	$441,718	$727,776
Accruing TDRs: (1)
Commercial, financial and agricultural	$8,726	$9,402	$10,127	$25,548	$17,832
Real estate – construction	2,393	2,247	2,112	3,801	49,215
Commercial real estate – mortgage	4,860	33,904	39,841	59,727	56,520
Residential real estate – mortgage	59,893	67,343	69,408	74,236	91,384
Equity lines of credit	—	—	—	—	—
Equity loans	34,746	37,108	41,197	42,850	21,929
Credit card	—	—	—	—	—
Consumer direct	704	908	298	91	138
Consumer indirect	—	—	—	—	—
Covered	—	—	—	3,455	7,079
Total TDRs	111,322	150,912	162,983	209,708	244,097
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$111,322	$150,912	$162,983	$209,708	$244,097
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$2,891	$3,567	$1,610	$2,212	$1,853
Real estate – construction	2,007	421	477	240	1,907
Commercial real estate – mortgage	—	2,237	628	797	2,771
Residential real estate – mortgage	3,356	1,961	2,598	2,460	3,645
Equity lines of credit	2,950	2,883	2,679	5,109	4,661
Equity loans	467	704	997	1,167	2,335
Credit card	10,954	9,718	9,441	10,277	7,729
Consumer direct	4,482	3,537	2,296	2,402	2,065
Consumer indirect	7,197	5,629	2,771	1,540	1,138
Covered	27,238	37,972	47,957	56,610	112,748
Total loans 90 days past due and accruing	61,542	68,629	71,454	82,814	140,852
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$61,542	$68,629	$71,454	$82,814	$140,852
Other real estate	$21,112	$20,862	$20,600	$23,228	$68,568
Other repossessed assets	$7,587	$8,774	$3,920	$3,360	$3,890

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 14 Nonperforming Assets

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Nonaccrual loans	$921,042	$407,045	$322,654	$441,718	$727,776
Loans 90 days or more past due and accruing (1)	61,542	68,629	71,454	82,814	140,852
TDRs 90 days or more past due and accruing	589	874	1,722	1,317	862
Nonperforming loans	983,173	476,548	395,830	525,849	869,490
OREO	21,112	20,862	20,600	23,228	68,568
Other repossessed assets	7,587	8,774	3,920	3,360	3,890
Total nonperforming assets	$1,011,872	$506,184	$420,350	$552,437	$941,948

(1)	Excludes loans classified as TDRs
Table 15 Asset Quality Ratios

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale (1)	1.63%	0.78%	0.69%	1.03%	1.92%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate, and other repossessed assets (2)	1.68%	0.82%	0.73%	1.09%	2.07%
Allowance for loan losses as a percentage of loans	1.40%	1.24%	1.19%	1.38%	1.78%
Allowance for loan losses as a percentage of nonperforming loans (3)	90.47%	160.04%	173.06%	135.15%	93.15%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of OREO.
Table 16 Rollforward of Other Real Estate Owned

	Years Ended December 31,
	2016	2015
	(In Thousands)
Balance at beginning of year	$20,862	$20,600
Transfer of loans and loans held for sale to OREO	26,235	20,781
Sales of OREO	(22,547)	(16,314)
Write-downs of OREO	(3,438)	(4,205)
Balance at end of year	$21,112	$20,862

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 17 Rollforward of Nonaccrual Loans

	Years Ended December 31,
	2016	2015
	(In Thousands)
Balance at beginning of year	$406,911	$322,540
Additions	1,447,176	434,795
Returns to accrual	(183,974)	(76,330)
Loan sales	(150,412)	(7,150)
Payments and paydowns	(289,891)	(76,640)
Transfers to other real estate	(19,895)	(19,445)
Charge-offs	(289,603)	(170,859)
Balance at end of year	$920,312	$406,911
Generally when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2016, nonaccrual loans and loans held for sale, excluding covered loans, totaled $920 million. During the year ended December 31, 2016, $9.4 million of interest income was recognized on loans and loans held for sale classified as nonaccrual as of December 31, 2016. Under the original terms of the loans, interest income would have been approximately $38.5 million for loans and loans held for sale classified as nonaccrual as of December 31, 2016.
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 18 Rollforward of TDR Activity

	Years Ended December 31,
	2016	2015
	(In Thousands)
Balance at beginning of year	$227,817	$243,374
New TDRs	70,136	26,147
Payments/Payoffs	(80,712)	(33,510)
Charge-offs	(2,319)	(4,673)
Loan sales	—	(1,982)
Transfer to ORE	(1,054)	(1,539)
Balance at end of year	$213,868	$227,817
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans decreased to $214 million at December 31, 2016 from $228 million at December 31, 2015. Included in these amounts are $111 million at December 31, 2016 and $151 million at December 31, 2015 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
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
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $838 million at December 31, 2016, from $763 million at December 31, 2015 primarily due to higher level of nonperforming loans. The ratio of the allowance for loan losses to total loans increased to 1.40% at December 31, 2016 from 1.24% at December 31, 2015. Nonperforming loans increased to $983 million at December 31, 2016 from $477 million at December 31, 2015. The allowance attributable to individually impaired loans was $138 million at December 31, 2016 compared to $71 million at December 31, 2015. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loans.
Net charge-offs were 0.37% of average loans for 2016 compared to 0.19% of average loans for 2015. The increase in net charge-offs during 2016 as compared to the corresponding period in 2015 was driven in part by a $59.5 million increase in commercial, financial and agricultural net charge-offs as well as a $24.8 million increase in consumer direct net charge-offs and a $25.2 million increase in consumer indirect net charge-offs. Commercial, financial and agricultural net charge-offs included $50.7 million of net charge-offs related to energy loans for 2016 compared to $2.7 million of net charge-offs related to energy loans for 2015.
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
Table 19 Allocation of Allowance for Loan Losses

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$458,580	41.8%	$402,113	42.4%	$299,482	41.5%	$292,327	39.9%	$283,058	37.7%
Real estate – construction	38,990	3.5	46,709	3.9	48,648	3.8	33,218	3.4	69,761	4.2
Commercial real estate – mortgage	77,947	18.7	75,359	17.0	89,585	17.2	125,742	18.0	184,563	17.1
Residential real estate – mortgage	60,021	22.1	64,029	22.8	69,716	24.3	71,321	25.1	115,600	25.4
Equity lines of credit	48,389	4.3	53,027	4.0	66,151	4.0	62,258	4.4	41,528	5.3
Equity loans	11,074	0.7	15,048	1.0	18,760	1.1	21,996	1.3	15,137	1.5
Credit card	39,361	1.0	39,682	1.0	42,523	1.1	46,395	1.3	37,039	1.4
Consumer direct	44,745	2.1	21,599	1.5	16,139	1.1	14,250	1.0	16,122	1.2
Consumer indirect	59,186	5.2	43,667	5.7	31,229	5.0	30,258	4.2	22,242	3.6
Total, excluding covered loans	838,293	99.4	761,233	99.3	682,233	99.1	697,765	98.6	785,050	97.4
Covered loans	—	0.6	1,440	0.7	2,808	0.9	2,954	1.4	17,803	2.6
Total	$838,293	100.0%	$762,673	100.0%	$685,041	100.0%	$700,719	100.0%	$802,853	100.0%

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 20 Summary of Loan Loss Experience

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Average loans outstanding during the year	$61,425,876	$60,070,527	$54,308,414	$47,810,838	$44,002,221
Allowance for loan losses, beginning of year	$762,673	$685,041	$700,719	$802,853	$1,051,796
Charge-offs:
Commercial, financial and agricultural	84,218	25,831	31,627	47,751	63,678
Real estate – construction	505	204	2,882	8,403	57,758
Commercial real estate – mortgage	4,361	3,678	12,088	35,011	94,160
Residential real estate – mortgage	8,787	10,648	21,161	73,551	56,834
Equity lines of credit	8,625	12,231	20,101	31,705	52,899
Equity loans	2,534	3,751	7,487	13,167	16,354
Credit card	37,349	32,230	36,129	32,534	31,891
Consumer direct	52,026	28,286	22,960	21,844	24,208
Consumer indirect	91,198	54,597	29,363	18,198	15,488
Covered	1,484	2,228	2,466	6,708	3,807
Total charge-offs	291,087	173,684	186,264	288,872	417,077
Recoveries:
Commercial, financial and agricultural	11,039	12,190	19,796	20,050	31,074
Real estate – construction	2,490	4,585	5,243	11,442	22,462
Commercial real estate – mortgage	2,747	1,107	2,576	7,333	13,419
Residential real estate – mortgage	5,751	7,264	6,003	6,750	3,848
Equity lines of credit	4,314	3,211	4,710	4,205	21,736
Equity loans	1,417	3,343	2,126	2,092	1,847
Credit card	2,892	2,880	2,814	2,650	2,559
Consumer direct	5,164	6,177	5,709	6,137	5,432
Consumer indirect	28,303	16,918	10,075	10,045	10,886
Covered	1	3	5,233	8,488	25,400
Total recoveries	64,118	57,678	64,285	79,192	138,663
Net charge-offs	226,969	116,006	121,979	209,680	278,414
Total provision for loan losses	302,589	193,638	106,301	107,546	29,471
Allowance for loan losses, end of year	$838,293	$762,673	$685,041	$700,719	$802,853
Net charge-offs to average loans	0.37%	0.19%	0.22%	0.44%	0.63%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2016 and 2015.
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
The commercial, financial and agricultural portfolio segment totaled $25.1 billion at December 31, 2016, compared to $26.0 billion at December 31, 2015. This segment consists primarily of large national and international companies and small to mid-sized companies with business operations in the Company's geographic footprint. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
The following table provides details related to the commercial, financial, and agricultural segment.
Table 21 Commercial, Financial and Agricultural

	December 31,
	2016				2015
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$580,886	$40	$—	$57	$627,543	$83	$—	$—
Basic Materials	740,247	12,388	—	—	857,616	99	—	—
Capital Goods & Industrial Services	2,614,743	645	174	—	2,587,038	6,520	19	108
Construction & Infrastructure	551,487	33,991	29	—	629,869	13,998	50	139
Consumer & Healthcare	3,163,582	3,363	374	56	3,223,674	10,542	424	189
Energy	3,246,189	386,544	—	—	3,840,226	92,467	120	—
Financial Services	1,148,358	115	—	—	1,074,595	131	5	—
General Corporates	1,918,514	80,601	54	2,684	1,410,666	2,092	51	2,534
Institutions	2,373,183	1,650	7,868	74	2,542,284	5,841	8,375	—
Leisure	2,077,150	8,458	170	—	2,118,578	11,077	224	66
Real Estate	1,251,561	8	—	—	1,583,582	146	—	—
Retailers	2,410,123	30,459	—	—	2,374,773	2,671	64	496
Telecoms, Technology & Media	1,525,137	2,234	53	20	1,460,879	15,768	57	35
Transportation	794,407	11,384	—	—	800,413	156	—	—
Utilities	726,435	24,574	4	—	890,638	—	13	—
Total Commercial, Financial and Agricultural	$25,122,002	$596,454	$8,726	$2,891	$26,022,374	$161,591	$9,402	$3,567

The Company has been closely monitoring the potential impact of lower oil prices on its energy sector lending portfolio. Total energy exposure, including unused commitments to extend credit and letters of credit was $8.1 billion and $9.4 billion at December 31, 2016 and 2015. As shown in Table 22, the Company's energy sector loan balances at December 31, 2016 were approximately $3.2 billion and represented 5.4% of the Company's total loan portfolio compared to $3.8 billion and 6.3% of the Company's total loans as of December 31, 2015. This amount is comprised of loans directly related to energy, including exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 22 Energy Portfolio

	December 31,
	2016			2015
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$1,654,565	4,182,861	$308,096	$2,040,748	$5,186,887	$91,947
Midstream	1,199,844	3,230,513	11,298	1,355,503	3,293,216	—
Drilling oil and support services	263,770	467,908	66,811	266,871	554,782	—
Refineries and terminals	128,010	262,618	339	137,904	211,258	520
Other	—	—	—	39,200	109,782	—
Total energy portfolio	$3,246,189	$8,143,900	$386,544	$3,840,226	$9,355,925	$92,467

	December 31,
	2016		2015
	As a % of Energy Loans	As a % of Total Loans	As a % of Energy Loans	As a % of Total Loans
Exploration and production	51.0%	2.8%	53.2%	3.4%
Midstream	37.0	2.0	35.3	2.2
Drilling oil and support services	8.1	0.4	6.9	0.4
Refineries and terminals	3.9	0.2	3.6	0.2
Other	—	—	1.0	0.1
Total energy portfolio	100.0%	5.4%	100.0%	6.3%
The lower oil prices has negatively impacted the financial results for many borrowers in the portfolio, leading to internal rating downgrades. The internal rating downgrades reflect the weakened financial performance or financial position of certain borrowers in this portfolio. The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at December 31, 2016 was 32.7%, comprised of 8.7% rated special mention and 24.0% rated substandard or lower. At December 31, 2015 the overall level of loans rated special mention or lower in the energy portfolio was 16.3%, comprised of 4.3% rated special mention and 12.0% rated substandard or lower.
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of December 31, 2016, the Company has observed negative trending of the internal risk ratings in the energy lending portfolio and an increase in nonaccrual loans from 2015, as indicated in Table 22. Currently, the credit quality issues have mostly been isolated to the exploration and production subsector which is the subsector that is most acutely impacted by pricing conditions. At December 31, 2016, approximately 80.2% of loans rated special mention or lower were in the exploration and production subsector. Within this subsector, many loans are secured and utilize borrowing base features linked to the physical commodity reserves and supported by engineering data. The borrowing bases are refreshed with updated information on a recurring basis. In the current pricing environment, the Company generally continues to see adequate collateral support of secured energy borrowers, including secured reserve based lines of credit for exploration and production borrowers. The

Company's internal valuation methodologies involve independent engineering analysis of a borrower's reserve to calculate the present value of discounted cash flows that secure the loan. In doing so, the Company applies its oil and gas pricing policy, or when needed external market indices for oil and gas prices. Generally, the drilling oil and support services subsector also has a high risk for impact from the pricing environment since their operations are directly impacted by reduced spending by those in the exploration and production sector. However as noted in Table 22, the Company's exposure in this sector is limited.
For 2016, charge-offs on energy loans were approximately $50.7 million compared to $2.7 million for 2015. Charge-offs in this portfolio have remained low as the majority of classified energy portfolio loans remain well secured. However, if oil prices begin to decline again, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of December 31, 2016, the Company's allowance for loan losses attributable to the energy portfolio totaled approximately 4.7% of outstanding energy loans.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.2 billion at December 31, 2016, compared to $10.5 billion at December 31, 2015, and real estate - construction loans totaled $2.1 billion at December 31, 2016, compared to $2.4 billion at December 31, 2015.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 23 Commercial Real Estate

	December 31,
	2016				2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$493,199	$1,853	$2,513	$—	$542,889	$2,723	$3,365	$989
Arizona	847,908	5,252	—	—	837,949	4,465	465	—
California	1,139,785	4,645	—	—	1,104,368	942	222	—
Colorado	436,640	6,902	—	—	395,679	8,460	10,210	—
Florida	912,874	7,262	134	—	965,365	9,564	138	—
New Mexico	174,911	6,354	132	—	160,840	6,405	22	—
Texas	3,576,090	33,043	1,152	—	3,269,626	28,956	4,292	1,248
Other	3,629,253	6,610	929	—	3,176,564	8,438	15,190	—
	$11,210,660	$71,921	$4,860	$—	$10,453,280	$69,953	$33,904	$2,237

Table 24 Real Estate – Construction

	December 31,
	2016				2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$17,517	$43	$—	$—	$27,815	$389	$312	$122
Arizona	94,191	—	—	—	80,713	2,404	—	—
California	246,094	—	—	—	326,698	19	22	—
Colorado	91,434	—	—	—	92,764	—	—	—
Florida	228,530	2	—	—	205,466	—	—	—
New Mexico	16,487	—	1,163	—	13,092	93	51	—
Texas	1,024,830	1,066	1,230	2,007	1,105,252	2,727	1,862	299
Other	406,233	128	—	—	502,453	276	—	—
	$2,125,316	$1,239	$2,393	$2,007	$2,354,253	$5,908	$2,247	$421
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
Residential real estate - mortgage loans totaled $13.3 billion at December 31, 2016 compared to $14.0 billion at December 31, 2015. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 25 Residential Real Estate - Mortgage

	December 31,
	2016				2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$1,005,975	$16,607	$11,390	$512	$1,111,987	$13,868	$14,528	$29
Arizona	1,270,521	11,831	9,901	412	1,395,539	7,251	11,567	242
California	2,929,393	16,258	2,164	429	3,022,425	13,705	2,691	104
Colorado	1,111,097	14,165	2,552	—	1,225,818	3,660	3,471	2
Florida	1,697,555	28,266	10,636	120	1,708,912	24,595	10,595	134
New Mexico	216,865	1,955	1,630	—	217,476	1,827	2,149	32
Texas	4,539,469	34,232	18,850	1,752	4,784,292	25,731	18,908	1,418
Other	489,119	16,989	2,770	131	526,836	22,597	3,434	—
	$13,259,994	$140,303	$59,893	$3,356	$13,993,285	$113,234	$67,343	$1,961

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 26 Residential Real Estate - Mortgage

	December 31,
	2016				2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$664,660	$91,262	$14,831	$2,111	$631,139	$72,791	$20,380	$1,359
621-680	1,279,658	21,507	16,854	825	1,351,069	21,000	21,018	52
681 – 720	1,980,276	6,288	13,921	37	2,227,263	4,182	12,364	154
Above 720	8,548,993	4,327	13,957	193	8,870,080	1,916	12,350	272
Unknown	786,407	16,919	330	190	913,734	13,345	1,231	124
	$13,259,994	$140,303	$59,893	$3,356	$13,993,285	$113,234	$67,343	$1,961
Equity lines of credit and equity loans totaled $3.0 billion at both December 31, 2016 and 2015, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 27 Equity Loans and Lines

	December 31,
	2016				2015
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$566,990	$8,380	$11,338	$932	$586,094	$10,445	$9,847	$1,007
Arizona	399,225	8,562	4,396	989	416,109	8,846	6,267	980
California	314,929	1,216	285	—	292,210	1,676	100	24
Colorado	192,517	3,802	1,388	86	211,464	4,971	3,045	123
Florida	382,853	9,195	7,375	583	393,931	9,178	7,188	472
New Mexico	53,491	2,087	600	—	56,148	2,383	1,052	—
Texas	1,040,395	12,309	8,997	704	985,899	11,447	8,665	845
Other	39,087	1,537	367	123	58,764	1,691	944	136
	$2,989,487	$47,088	$34,746	$3,417	$3,000,619	$50,637	$37,108	$3,587

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 28 Equity Loans and Lines

	December 31,
	2016				2015
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$207,659	$24,532	$8,723	$1,940	$220,476	$23,367	$10,923	$3,125
621-680	412,752	12,930	13,326	542	439,350	15,677	12,812	187
681 – 720	557,850	6,980	6,081	713	565,476	7,456	8,067	160
Above 720	1,798,151	2,466	6,430	222	1,752,094	3,641	5,143	115
Unknown	13,075	180	186	—	23,223	496	163	—
	$2,989,487	$47,088	$34,746	$3,417	$3,000,619	$50,637	$37,108	$3,587
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer-direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at December 31, 2016 were $5.0 billion, or 8.3% of the total loan portfolio compared to $5.1 billion, or 8.3% of the total loan portfolio at December 31, 2015.
Foreign Exposure
As of December 31, 2016, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $5.0 billion at both December 31, 2016 and 2015 and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. Refer to Note 23, Segment Information, in the Notes to the Consolidated Financial Statements for a discussion of the transfer of certain customer relationships between the Consumer and Commercial Bank and Corporate Investment Banking reporting units. In connection with the transfer, the Company reallocated goodwill to the existing reporting units using a relative fair value approach. At December 31, 2016, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Consumer and Commercial Banking - $4.1 billion, Corporate and Investment Banking - $896 million, and Simple - $0.
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
The Company tested its three identified reporting units with goodwill for impairment as of October 31, 2016. The results of this test indicated $59.9 million of goodwill impairment related to the Simple reporting unit. For the Company's two remaining reporting units, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time.
The following table includes the carrying value and fair value of each reporting unit as of October 31, 2016, the date of the most recent annual goodwill impairment test.
Table 29 Fair Value of Reporting Units

	Fair Value	Carrying Value
	(In Thousands)
Reporting Unit:
Consumer and Commercial Banking	$11,190,000	$10,529,000
Corporate and Investment Banking	1,560,000	1,859,000
Simple	71,000	160,000
Based on the above data, step two of the goodwill impairment test was performed for the Corporate and Investment Banking and Simple reporting units. In step two, the fair value of the Corporate and Investment Banking and Simple reporting units' assets, both tangible and intangible, and liabilities were determined using estimates of the amounts at which the assets or liabilities could be bought, incurred, sold or settled in a taxable transaction between willing participants. For the Corporate and Investment Banking reporting unit, the effects of the step two adjustments exceeded any reductions in the value of equity determined in step one; accordingly the calculation of implied goodwill exceeded the carrying amount of goodwill by approximately 3.4% resulting in no impairment as of the October 31, 2016 test date. For the Simple reporting unit, the effects of the step two adjustments resulted in a full write off of its remaining goodwill balance of $60 million.
Both the step one fair values of the reporting units and the step two allocations of the fair values of the reporting units' are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the step one valuations are a key valuation assumption. In the Company’s step one test at October 31, 2016, the combined fair value of the Consumer and Commercial Bank and Corporate Investment Banking reporting units (excluding Simple) exceeded the combined carrying value by approximately $362 million. If the discount rates used in the step one test were increased by 50 basis points, the excess fair value would decrease to a combined deficit to fair value of $518 million. If the discount rates used in the step one test were increased by 100 basis points, the excess fair value would decrease to a combined deficit to fair value of $1.3 billion.
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
Specific factors as of the date of filing of the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; future increased minimum regulatory capital requirements above current thresholds; future federal rules and actions of regulators; and/or a continuation of the current level of interest rates.
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

At December 31, 2016, the Company's and the Bank's credit ratings were as follows:
Table 30 Credit Ratings

As of December 31, 2016
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
Deposits
Total deposits increased by $1.3 billion from $66.0 billion at December 31, 2015 to $67.3 billion at December 31, 2016 due to growth in noninterest bearing demand deposits, savings and money market accounts and time deposits. Marketing efforts were the primary driver of this growth. At December 31, 2016 and 2015, total deposits included $5.8 billion and $7.0 billion, respectively, of brokered deposits.
The following table presents the Company’s average deposits segregated by major category:
Table 31 Composition of Average Deposits

	December 31,
	2016		2015		2014
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,556,608	30.3%	$19,016,212	30.0%	$16,633,320	28.5%
Interest-bearing demand deposits	7,042,165	10.3	7,218,956	11.4	7,280,418	12.5
Savings and money market	25,747,220	37.9	24,155,771	38.0	21,616,078	37.0
Time deposits	14,454,532	21.3	12,989,759	20.4	12,745,944	21.8
Foreign office deposits-interest-bearing	104,039	0.2	158,202	0.2	131,510	0.2
Total average deposits	$67,904,564	100.0%	$63,538,900	100.0%	$58,407,270	100.0%
For additional information about deposits, see Note 9, Deposits, in the Notes to the Consolidated Financial Statements.
The following table summarizes the remaining maturities of time deposits of $100,000 or more outstanding at December 31, 2016.
Table 32 Maturities of Time Deposits of $100,000 or More

Time Deposits of $100,000 or More
(In Thousands)
Three months or less	$2,051,122
Over three through six months	1,832,550
Over six through twelve months	1,275,738
Over twelve months	2,113,940
$7,273,350
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. At December 31, 2016, 2015 and 2014, the federal funds purchased included in short-term borrowings were primarily related to customer activity. The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates for each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 10, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.
Table 33 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Year-End
	(Dollars in Thousands)
December 31, 2016
Federal funds purchased	$766,095	$372,355	0.49%	$12,885	0.39%
Securities sold under agreements to repurchase	148,291	79,625	0.49	26,167	0.55
Other short-term borrowings	4,497,354	3,778,752	1.44	2,802,977	1.68
	$5,411,740	$4,230,732		$2,842,029
December 31, 2015
Federal funds purchased	$975,785	$692,737	0.26%	$673,545	0.37%
Securities sold under agreements to repurchase	232,605	114,940	0.22	76,609	0.44
Other short-term borrowings	4,982,154	4,006,716	1.31	4,032,644	1.34
	$6,190,544	$4,814,393		$4,782,798
December 31, 2014
Federal funds purchased	$960,935	$722,753	0.25%	$693,819	0.27%
Securities sold under agreements to repurchase	435,684	212,686	0.23	435,684	0.73
Other short-term borrowings	2,545,724	385,461	1.38	2,545,724	1.62
	$3,942,343	$1,320,900		$3,675,227
At December 31, 2016, total short-term borrowings totaled $2.8 billion, a decrease of $1.9 billion, compared to the ending balance at December 31, 2015. The decrease in total short-term borrowings was driven by a $1.2 billion decrease in other short-term borrowings related to U.S. Treasury short positions held by the Parent's broker dealer subsidiary, BSI as well as a $661 million decrease in federal funds purchased due to a shift away from federal funds purchased and into other deposit products. Refer to Note 15, Securities Financing Activities, in the Notes to the Consolidated Financial Statements for additional information.
At December 31, 2016 and 2015, FHLB and other borrowings were $3.0 billion and $5.4 billion, respectively. Proceeds received from the FHLB and other borrowings were approximately $2.6 billion and repayments were approximately $5.0 billion for the year ended December 31, 2016.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 11, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholders' equity at December 31, 2016 was $12.8 billion compared to $12.6 billion at December 31, 2015. Shareholder's equity increased $372 million due to earnings attributable to shareholder during the period offset by the payment of preferred and common dividends totaling $106.5 million as well as a $69.0 million dividend to BBVA Bancomer, USA, Inc. for the purchase of the four operating subsidiaries from BBVA Bancomer USA, Inc. See Note 2, Acquisition Activities, in the Notes to the Consolidated Financial Statements for additional information.
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

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2016, is shown in the table below along with comparable prior-year information. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2016 and 2015, respectively.
Table 34 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	December 31, 2016	December 31, 2015
Rate Change
+ 200 basis points	8.33%	10.72%
+ 100 basis points	4.16	5.35
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
Table 35 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	December 31, 2016	December 31, 2015
Rate Change
+ 300 basis points	(5.35)%	(4.95)%
+ 200 basis points	(3.29)	(3.08)
+ 100 basis points	(1.44)	(1.38)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2016, the Company had derivative financial instruments outstanding with notional amounts of $41.4 billion, including $28.9 billion related to derivatives to facilitate transactions on behalf of its clients. The estimated net fair value of open contracts was in an asset position of $80 million at December 31, 2016. For additional information about derivatives, refer to Note 14, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.
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
The asset portion of the balance sheet provides liquidity primarily through unencumbered securities available for sale, loan principal and interest payments, maturities and prepayments of investment securities held to maturity and, to a lesser extent, sales of investment securities available for sale and trading account assets. Other short-term investments such as federal funds sold, securities purchased under agreements to resell are additional sources of liquidity due to their short-term maturities.
The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts and through FHLB and other borrowings. Brokered deposits, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings as well as excess borrowing capacity with the FHLB and access to debt capital markets are additional sources of liquidity and, basically, represent the Company’s incremental borrowing capacity. These sources of liquidity are used as necessary to fund asset growth and meet short-term liquidity needs.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at December 31, 2016 or December 31, 2015 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding.
During 2016, the Parent paid common dividends of $92.9 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
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
Table 36 Contractual Obligations (1)

	December 31, 2016
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$3,001,551	$786,332	$948,121	$343,193	$923,905	$—
Short-term borrowings (2)	2,842,029	2,842,029	—	—	—	—
Capital lease obligations	23,192	2,272	4,708	4,725	11,487	—
Operating leases	447,137	67,034	118,365	91,207	170,531	—
Deposits (3)	67,279,533	8,975,395	3,891,989	498,409	62,077	53,851,663
Unrecognized income tax benefits	13,615	9,695	2,042	1,878	—	—
Total	$73,607,057	$12,682,757	$4,965,225	$939,412	$1,168,000	$53,851,663

(1)	Amounts do not include associated interest payments.

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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at December 31, 2016 and 2015.
Table 37 Capital Ratios

	December 31,
	2016	2015
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,669,118	$7,363,961
Tier 1 Capital	7,907,518	7,631,561
Total Qualifying Capital	9,550,482	9,417,750
Assets:
Total risk-adjusted assets (regulatory)	$66,719,395	$68,846,585
Ratios:
CET1 Risk-Based Capital Ratio	11.49%	10.70%
Tier 1 Risk-Based Capital Ratio	11.85%	11.08%
Total Risk-Based Capital Ratio	14.31%	13.68%
Leverage Ratio	9.46%	8.95%
At December 31, 2016, the regulatory capital ratios of the Bank also remain well above current regulatory requirements for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
The Company also regularly performs stress testing on its capital levels and is required annually to submit the Company’s capital plan to the Federal Reserve Board as part of the CCAR process. In June 2016, the Company was informed that the Federal Reserve Board did not object to the Company's capital plan and the capital actions proposed in the capital plan. The Company's capital plan included common dividends of $120 million, subject to approval by the Company's board of directors. The Company submitted its capital plan, which was approved by its board of directors, to the Federal Reserve in April 2016 as part of the Comprehensive Capital Analysis and Review of the 33 largest U.S. bank holding companies. The capital plan includes proposed potential capital actions covering the period from July 1, 2016 through June 30, 2017.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2016. Refer to Table 34, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.

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

Quarterly Financial Results
The accompanying table presents condensed information relating to quarterly periods.
Table 38 Quarterly Financial Summary (Unaudited)

	December 31,
	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$647,026	$630,542	$620,129	$632,762	$616,981	$610,213	$601,717	$609,364
Interest expense	115,274	115,733	115,891	115,880	112,892	102,339	109,734	100,333
Net interest income	531,752	514,809	504,238	516,882	504,089	507,874	491,983	509,031
Provision for loan losses	37,564	65,107	86,673	113,245	76,307	29,151	46,149	42,031
Net interest income after provision for loan losses	494,188	449,702	417,565	403,637	427,782	478,723	445,834	467,000
Noninterest income	260,758	263,765	278,246	253,205	262,198	260,720	284,382	272,074
Noninterest expense	614,070	556,271	541,037	592,144	578,695	557,375	539,487	539,296
Income before income tax expense	140,876	157,196	154,774	64,698	111,285	182,068	190,729	199,778
Income tax expense	51,473	36,845	32,272	25,431	19,637	52,428	50,335	54,102
Net income	89,403	120,351	122,502	39,267	91,648	129,640	140,394	145,676
Less: noncontrolling interest	441	523	518	528	490	491	590	657
Net income attributable to BBVA Compass Bancshares, Inc.	88,962	119,828	121,984	38,739	91,158	129,149	139,804	145,019
Less: preferred stock dividends	3,536	3,476	3,453	3,219	—	—	—	—
Net income attributable to common shareholder	$85,426	$116,352	$118,531	$35,520	$91,158	$129,149	$139,804	$145,019
Selected Average Balances:
Average Balances:
Loans (1)	$60,428,830	$61,060,433	$62,355,245	$62,195,963	$61,480,854	$60,632,304	$59,746,217	$58,813,049
Total assets	88,639,855	90,900,339	92,440,585	92,305,106	90,441,599	89,886,097	87,978,092	85,176,623
Deposits	67,718,213	67,979,739	68,441,915	67,479,613	65,369,958	64,001,250	62,622,304	62,121,309
FHLB and other borrowings	3,281,743	4,121,742	4,448,139	5,064,803	5,580,514	6,331,187	6,000,934	4,880,657
Shareholder’s equity	12,982,707	12,810,740	12,751,155	12,727,970	12,628,872	12,379,303	12,291,532	12,170,606

(1)	Includes loans held for sale.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BBVA Compass Bancshares, Inc.
Houston, TX
We have audited the accompanying consolidated balance sheets of BBVA Compass Bancshares, Inc. and its subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BBVA Compass Bancshares, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Birmingham, AL
March 1, 2017

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In Thousands)
Assets:
Cash and due from banks	$1,284,261	$1,125,673
Interest bearing deposits with the Federal Reserve	1,830,078	3,040,207
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	137,447	330,948
Cash and cash equivalents	3,251,786	4,496,828
Trading account assets	3,144,600	4,138,132
Investment securities available for sale	11,665,055	11,050,520
Investment securities held to maturity (fair value of $1,182,009 and $1,244,121 for 2016 and 2015, respectively)	1,203,217	1,322,676
Loans held for sale (includes $105,257 and $70,582 measured at fair value for 2016 and 2015, respectively)	161,849	70,582
Loans	60,061,263	61,324,084
Allowance for loan losses	(838,293)	(762,673)
Net loans	59,222,970	60,561,411
Premises and equipment, net	1,300,054	1,322,378
Bank owned life insurance	711,939	700,285
Goodwill	4,983,296	5,043,197
Other intangible assets	15,203	31,576
Other assets	1,419,984	1,330,953
Total assets	$87,079,953	$90,068,538
Liabilities:
Deposits:
Noninterest bearing	$20,332,792	$19,291,533
Interest bearing	46,946,741	46,690,233
Total deposits	67,279,533	65,981,766
FHLB and other borrowings	3,001,551	5,438,620
Federal funds purchased and securities sold under agreements to repurchase	39,052	750,154
Other short-term borrowings	2,802,977	4,032,644
Accrued expenses and other liabilities	1,206,133	1,240,645
Total liabilities	74,329,246	77,443,829
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares	2,230	2,230
Surplus	14,985,673	15,160,267
Accumulated deficit	(2,327,440)	(2,696,953)
Accumulated other comprehensive loss	(168,252)	(99,336)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,721,686	12,595,683
Noncontrolling interests	29,021	29,026
Total shareholder’s equity	12,750,707	12,624,709
Total liabilities and shareholder’s equity	$87,079,953	$90,068,538
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Interest income:
Interest and fees on loans	$2,236,929	$2,162,145	$2,086,097
Interest on investment securities available for sale	191,889	192,124	191,492
Interest on investment securities held to maturity	26,893	27,449	27,971
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	20,939	5,622	713
Interest on trading account assets	53,809	50,935	7,723
Total interest income	2,530,459	2,438,275	2,313,996
Interest expense:
Interest on deposits	304,625	274,478	251,914
Interest on FHLB and other borrowings	82,744	89,988	68,957
Interest on federal funds purchased and securities sold under agreements to repurchase	21,165	8,390	2,302
Interest on other short-term borrowings	54,244	52,442	5,318
Total interest expense	462,778	425,298	328,491
Net interest income	2,067,681	2,012,977	1,985,505
Provision for loan losses	302,589	193,638	106,301
Net interest income after provision for loan losses	1,765,092	1,819,339	1,879,204
Noninterest income:
Service charges on deposit accounts	214,294	216,248	222,686
Card and merchant processing fees	123,668	112,818	107,891
Investment banking and advisory fees	107,116	105,235	87,454
Money transfer income	104,592	93,437	81,409
Retail investment sales	102,982	101,614	108,477
Asset management fees	34,875	33,194	42,772
Corporate and correspondent investment sales	24,689	30,000	29,635
Mortgage banking income	21,496	27,258	24,551
Bank owned life insurance	17,243	18,662	18,616
Investment securities gains, net	30,037	81,656	53,042
Other	274,982	259,252	231,279
Total noninterest income	1,055,974	1,079,374	1,007,812
Noninterest expense:
Salaries, benefits and commissions	1,119,676	1,081,475	1,080,364
Equipment	242,273	232,050	225,175
Professional services	242,206	218,584	209,943
Net occupancy	160,997	161,035	159,174
FDIC insurance	80,070	64,072	64,260
Money transfer expense	67,474	60,350	51,214
Marketing	50,549	41,778	36,061
Communications	21,046	22,527	24,987
Amortization of intangibles	16,373	39,208	50,856
FDIC indemnification expense	3,984	55,129	115,049
Goodwill impairment	59,901	17,000	12,500
Securities impairment:
Other-than-temporary impairment	281	1,747	415
Less: non-credit portion recognized in other comprehensive income	151	87	235
Total securities impairment	130	1,660	180
Other	238,843	219,985	217,114
Total noninterest expense	2,303,522	2,214,853	2,246,877
Net income before income tax expense	517,544	683,860	640,139
Income tax expense	146,021	176,502	155,763
Net income	371,523	507,358	484,376
Less: net income attributable to noncontrolling interests	2,010	2,228	1,976
Net income attributable to BBVA Compass Bancshares, Inc.	369,513	505,130	482,400
Less: preferred stock dividends	13,684	—	—
Net income attributable to common shareholder	$355,829	$505,130	$482,400
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Net income	$371,523	$507,358	$484,376
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from securities available for sale	(48,038)	(16,635)	61,284
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	18,811	52,065	34,352
Net change in unrealized holding gains (losses) on securities available for sale	(66,849)	(68,700)	26,932
Change in unamortized net holding losses on investment securities held to maturity	3,613	7,905	9,027
Less: non-credit related impairment on investment securities held to maturity	96	55	151
Change in unamortized non-credit related impairment on investment securities held to maturity	951	134	1,871
Net change in unamortized holding losses on securities held to maturity	4,468	7,984	10,747
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(3,673)	1,287	(2,405)
Change in defined benefit plans	(2,862)	11,955	800
Other comprehensive income (loss), net of tax	(68,916)	(47,474)	36,074
Comprehensive income	302,607	459,884	520,450
Less: comprehensive income attributable to noncontrolling interests	2,010	2,228	1,976
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$300,597	$457,656	$518,474
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, January 1, 2014	$—	$2,207	$15,287,018	$(3,684,483)	$(87,936)	$29,007	$11,545,813
Net income	—	—	—	482,400	—	1,976	484,376
Other comprehensive income, net of tax	—	—	—	—	36,074	—	36,074
Preferred stock dividends	—	—	—	—	—	(2,092)	(2,092)
Issuance of common stock	—	23	116,977	—	—	—	117,000
Common stock dividends	—	—	(102,000)	—	—	—	(102,000)
Dividend to BBVA Bancomer USA, Inc.	—	—	(22,000)	—	—	—	(22,000)
Vesting of restricted stock	—	—	(4,702)	—	—	—	(4,702)
Restricted stock retained to cover taxes	—	—	(2,507)	—	—	—	(2,507)
Restricted stock tax benefit	—	—	490	—	—	—	490
Amortization of stock-based deferred compensation	—	—	4,470	—	—	—	4,470
Balance, December 31, 2014	$—	$2,230	$15,277,746	$(3,202,083)	$(51,862)	$28,891	$12,054,922
Net income	—	—	—	505,130	—	2,228	507,358
Other comprehensive loss, net of tax	—	—	—	—	(47,474)	—	(47,474)
Issuance of preferred stock	229,475	—	—	—	—	—	229,475
Preferred stock dividends	—	—	—	—	—	(2,093)	(2,093)
Common stock dividends	—	—	(95,000)	—	—	—	(95,000)
Dividend to BBVA Bancomer USA, Inc.	—	—	(20,000)	—	—	—	(20,000)
Vesting of restricted stock	—	—	(3,603)	—	—	—	(3,603)
Restricted stock retained to cover taxes	—	—	(3,016)	—	—	—	(3,016)
Restricted stock tax benefit	—	—	12	—	—	—	12
Amortization of stock-based deferred compensation	—	—	4,128	—	—	—	4,128
Balance, December 31, 2015	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	369,513	—	2,010	371,523
Other comprehensive loss, net of tax	—	—	—	—	(68,916)	—	(68,916)
Preferred stock dividends	—	—	(13,684)	—	—	(2,093)	(15,777)
Common stock dividends	—	—	(92,864)	—	—	—	(92,864)
Dividend to BBVA Bancomer USA, Inc.	—	—	(69,151)	—	—	—	(69,151)
Capital contribution	—	—	—	—	—	78	78
Vesting of restricted stock	—	—	(1,744)	—	—	—	(1,744)
Restricted stock retained to cover taxes	—	—	(630)	—	—	—	(630)
Restricted stock tax deficiency	—	—	(468)	—	—	—	(468)
Amortization of stock-based deferred compensation	—	—	3,947	—	—	—	3,947
Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Operating Activities:
Net income	$371,523	$507,358	$484,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286,159	275,529	273,600
Goodwill impairment	59,901	17,000	12,500
Securities impairment	130	1,660	180
Amortization of intangibles	16,373	39,208	50,856
Accretion of discount, loan fees and purchase market adjustments, net	(19,614)	(128,170)	(176,114)
FDIC indemnification expense	3,984	55,129	115,049
Provision for loan losses	302,589	193,638	106,301
Amortization of stock based compensation	3,947	4,128	4,470
Net change in trading account assets	(2,503)	(20,180)	(42,258)
Net change in trading account liabilities	(6,234)	(8,440)	46,573
Net change in loans held for sale	(22,654)	84,234	13,428
Deferred tax benefit	(21,873)	(111,042)	(8,868)
Investment securities gains, net	(30,037)	(81,656)	(53,042)
Loss on prepayment of FHLB and other borrowings	295	8,016	315
Loss on sale of premises and equipment	2,220	873	5,906
(Gain) loss on sale of loans	(15,551)	(22,091)	82
Net (gain) loss on sale of other real estate and other assets	(501)	508	(1,511)
Loss on disposition	—	—	981
(Increase) decrease in other assets	(60,503)	179,190	(458,755)
(Decrease) increase in other liabilities	(52,212)	(306,546)	416,916
Net cash provided by operating activities	815,439	688,346	790,985
Investing Activities:
Proceeds from sales of investment securities available for sale	1,849,517	3,369,062	1,114,215
Proceeds from prepayments, maturities and calls of investment securities available for sale	2,149,427	1,564,910	1,382,949
Purchases of investment securities available for sale	(4,773,027)	(5,856,808)	(4,409,991)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	155,037	123,188	195,276
Purchases of investment securities held to maturity	(28,071)	(85,929)	(7,312)
Purchases of trading securities	(331,171)	(4,831,626)	(2,472,209)
Proceeds from sales of trading securities	1,327,206	3,548,071	—
Net change in loan portfolio	(83,049)	(4,426,260)	(6,799,260)
Purchase of premises and equipment	(177,084)	(161,499)	(127,229)
Proceeds from sale of premises and equipment	12,701	8,133	19,238
Net cash paid in acquisition	—	(12,567)	(97,566)
Proceeds from sales of loans	1,060,351	488,550	107,936
Reimbursements from (payments to) FDIC for covered assets	978	(1,924)	(12,709)
Proceeds from sales of other real estate owned	26,486	20,011	25,895
Net cash provided by (used in) investing activities	1,189,301	(6,254,688)	(11,080,767)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,940,034	3,565,248	5,998,697
Net (decrease) increase in time deposits	(656,122)	1,216,581	741,354
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(711,102)	(379,349)	276,933
Net (decrease) increase in other short-term borrowings	(1,229,667)	1,486,920	2,540,133
Proceeds from FHLB and other borrowings	2,630,000	5,300,000	2,195,418
Repayment of FHLB and other borrowings	(5,042,837)	(4,664,941)	(1,688,797)
Vesting of restricted stock	(1,744)	(3,603)	(4,702)
Restricted stock grants retained to cover taxes	(630)	(3,016)	(2,507)
Capital contribution for non-controlling interest	78	—	—
Issuance of preferred stock	—	229,475	—
Preferred dividends paid	(15,777)	(2,093)	(2,092)
Issuance of common stock	—	—	117,000
Common dividends paid	(92,864)	(95,000)	(102,000)
Dividend paid to BBVA Bancomer USA, Inc.	(69,151)	(20,000)	(22,000)
Net cash (used in) provided by financing activities	(3,249,782)	6,630,222	10,047,437
Net (decrease) increase in cash and cash equivalents	(1,245,042)	1,063,880	(242,345)
Cash and cash equivalents, January 1	4,496,828	3,432,948	3,675,293
Cash and cash equivalents, December 31	$3,251,786	$4,496,828	$3,432,948
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2016, 2015 and 2014. All intercompany accounts and transactions and balances have been eliminated in consolidation.
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
Loans Held for Sale
Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. The Company applies the fair value option accounting guidance codified under the FASB's ASC Topic 825, Financial Instruments, for single family real estate mortgage loans originated for sale in the secondary market. Under the fair value option, all changes in the applicable loans’ fair value are recorded in earnings. Loans classified as held for sale that were not originated for resale in the secondary market are accounted for under the lower of cost or fair value method and are evaluated on an individual basis.
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
Troubled Debt Restructurings
A loan is accounted for as a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as establishment of a below market interest rate, a reduction in the principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. The Company’s policy for measuring impairment on TDRs, including TDRs that have defaulted, is consistent with its impairment measurement process for all impaired loans. The Company’s policy for returning nonaccrual TDRs to accrual status is consistent with its return to accrual policy for all other loans.
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
The Company monitors the entire loan portfolio in an effort to identify problem loans so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of portfolio performance, are utilized by the Company in order to ensure that potential problem loans are identified. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally and by regulatory agencies.
The allowance for loan losses is established as follows:

•
Loans with outstanding balances greater than $1 million that are nonaccrual and all TDRs are evaluated individually with specific reserves allocated based on the present value of the loan’s expected future cash flows, discounted at the loan’s original effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value less cost to sell of the collateral. In addition, in certain rare circumstances, impairment may be based on the loan’s observable fair value.

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

The historical loss methodology uses historical annualized average net charge-off percentage to calculate the provision for loan and lease losses. The factor is calculated by taking the average of the net charge-offs over the life cycle available, currently 8 years.
For commercial loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on loan grade, using a standardized loan grading system. The PD factor and LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The PD factor considers current rating unless the account is delinquent over 60 days, in which case a higher PD factor is used. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and long-term average loss experience. The historical time frame currently used for both PDs and LGDs is 8 years.
For consumer loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is also made by applying a PD and a LGD factor. The PD factor considers current credit scores unless the account is delinquent over 60 days, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. The historical time frame currently used for both PDs and LGDs is 8 years.
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
Each of the defined reporting units was tested for impairment as of October 31, 2016. See Note 8, Goodwill and Other Acquired Intangible Assets, for a further discussion.
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
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of recorded balance of the loan or fair value less costs to sell of the collateral assets at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell and is included in other assets on the Consolidated Balance Sheets. Gains and losses on the sales and write-downs on such properties and operating expenses from these OREO properties are included in other noninterest expense in the Company’s Consolidated Statements of Income.

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
The noncontrolling interests attributable to the Company's REIT preferred securities and mezzanine investment fund (see Note 12, Shareholder's Equity, for a discussion of the preferred securities) are reported within shareholder’s equity, separately from the equity attributable to the Company’s shareholder. The dividends paid to the REIT preferred shareholders and other mezzanine investment fund investors are reported as reductions in shareholder’s equity in the

Consolidated Statements of Shareholder’s Equity, separately from changes in the equity attributable to the Company’s shareholder.
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

Recently Adopted Accounting Standards
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
Recently Issued Accounting Standards Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this codified guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Subsequently, the FASB issued a one-year deferral for implementation, which results in the new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. The FASB, however, permitted adoption of the new guidance on the original effective date. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company and its selection of transition method. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities accounted for under other U.S. GAAP, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its statement of income most closely associated with financial instruments, including securities gains, interest income and interest expense. The Company plans to adopt this standard utilizing a modified retrospective transition method in the first quarter of 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted. The Company is currently assessing the impact that the adoption of this standard will have on the Statement of Cash Flows of the Company.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The ASU should be applied using a prospective method.  The Company is currently assessing this pronouncement and the impact of adoption.
(2) Acquisition Activities
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. was a wholly owned subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly owned subsidiary of BBVA.  These four subsidiaries engage in money transfer services, including money transmission and foreign exchange services and are subsidiaries of BBVA Compass Payments, Inc., a wholly owned subsidiary of the Parent.
The transaction was structured as a cash purchase totaling $69.2 million. At December 31, 2015, the four subsidiaries had total assets of approximately $103 million. Because the Company and the acquired subsidiaries were under common control of the ultimate parent, BBVA, this transaction was accounted for in a manner similar to the pooling-of-interest method, which requires the merged entities be combined at their historical cost. The difference between the net carrying amount of the four subsidiaries and the total consideration paid to BBVA Bancomer USA, Inc. was recorded as a capital transaction and is reflected as a dividend to BBVA Bancomer USA, Inc. in the Consolidated Statements of Shareholder's Equity. The Company's consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and the prior periods have been retrospectively adjusted.

The following table summarizes the impact of the acquisition to certain captions within the Company's Consolidated Balance Sheet as of December 31, 2015 and the Company's Consolidated Income Statement for the years ended December 31, 2015 and 2014.

Balance Sheet	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(In Thousands)
December 31, 2015
Assets:
Cash and cash equivalents	$4,452,892	$43,936	$4,496,828
Premises and equipment, net	1,320,163	2,215	1,322,378
Other assets	1,273,646	57,307	1,330,953
Total assets	89,965,080	103,458	90,068,538
Liabilities:
Deposits	$65,980,530	$1,236	$65,981,766
Accrued expenses and other liabilities	1,185,848	54,797	1,240,645
Total liabilities	77,387,796	56,033	77,443,829
Shareholder’s equity	12,577,284	47,425	12,624,709
Total liabilities and shareholder’s equity	89,965,080	103,458	90,068,538

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(In Thousands)
Year Ended December 31, 2015
Interest income	$2,438,261	$14	$2,438,275
Noninterest income	976,473	102,901	1,079,374
Noninterest expense	2,136,490	78,363	2,214,853
Income tax expense	167,513	8,989	176,502
Net income	491,795	15,563	507,358

Year Ended December 31, 2014
Interest income	$2,313,985	$11	$2,313,996
Noninterest income	917,422	90,390	1,007,812
Noninterest expense	2,180,752	66,125	2,246,877
Income tax expense	147,331	8,432	155,763
Net income	468,532	15,844	484,376
Additionally, the Consolidated Statements of Comprehensive Income, Shareholder's Equity and Cash Flows along with Footnotes 6, 13, 14, 18, 20, 21, 22, 24 and 25 have been adjusted to reflect these retrospective adjustments.
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

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,409,141	$2,390	$37,200	$2,374,331
Mortgage-backed securities	3,796,270	12,869	45,801	3,763,338
Collateralized mortgage obligations	5,200,241	5,292	106,605	5,098,928
States and political subdivisions	8,457	184	—	8,641
Other	16,321	6	142	16,185
Equity securities	403,548	84	—	403,632
Total	$11,833,978	$20,825	$189,748	$11,665,055
Investment securities held to maturity:
Collateralized mortgage obligations	$83,087	$5,265	$3,278	$85,074
Asset-backed securities	15,118	1,982	1,081	16,019
States and political subdivisions	1,040,716	2,309	25,518	1,017,507
Other	64,296	1,143	2,030	63,409
Total	$1,203,217	$10,699	$31,907	$1,182,009

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,232,238	$4,076	$24,822	$3,211,492
Mortgage-backed securities	4,624,441	16,548	50,727	4,590,262
Collateralized mortgage obligations	2,713,075	8,200	16,019	2,705,256
States and political subdivisions	15,492	395	—	15,887
Other	23,914	175	44	24,045
Equity securities	503,540	38	—	503,578
Total	$11,112,700	$29,432	$91,612	$11,050,520
Investment securities held to maturity:
Collateralized mortgage obligations	$103,947	$6,022	$4,634	$105,335
Asset-backed securities	24,011	3,002	1,574	25,439
States and political subdivisions	1,128,240	729	82,632	1,046,337
Other	66,478	2,644	2,112	67,010
Total	$1,322,676	$12,397	$90,952	$1,244,121
In the above table, equity securities include $403 million and $503 million at December 31, 2016 and 2015, respectively, of FHLB and Federal Reserve stock carried at par.

At December 31, 2016, approximately $528 million of investment securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB advances and for other purposes as required or permitted by law.
The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
At December 31, 2016, approximately 99.8% of the debt securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies. The remainder of the investment securities classified within available for sale are either Federal Reserve stock, FHLB stock or money market funds.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at December 31, 2016 and 2015. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,277,341	$23,862	$609,078	$13,338	$1,886,419	$37,200
Mortgage-backed securities	1,425,743	15,235	1,368,957	30,566	2,794,700	45,801
Collateralized mortgage obligations	3,527,757	99,477	782,849	7,128	4,310,606	106,605
Other	3,849	77	1,057	65	4,906	142
Total	$6,234,690	$138,651	$2,761,941	$51,097	$8,996,631	$189,748

Investment securities held to maturity:
Collateralized mortgage obligations	$3,847	$527	$40,083	$2,751	$43,930	$3,278
Asset-backed securities	343	1	9,238	1,080	9,581	1,081
States and political subdivisions	532,090	13,043	313,803	12,475	845,893	25,518
Other	16,578	174	3,587	1,856	20,165	2,030
Total	$552,858	$13,745	$366,711	$18,162	$919,569	$31,907

	December 31, 2015
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,081,528	$16,523	$460,160	$8,299	$2,541,688	$24,822
Mortgage-backed securities	2,623,761	20,380	1,408,069	30,347	4,031,830	50,727
Collateralized mortgage obligations	1,321,121	10,378	393,210	5,641	1,714,331	16,019
Other	—	—	1,078	44	1,078	44
Total	$6,026,410	$47,281	$2,262,517	$44,331	$8,288,927	$91,612

Investment securities held to maturity:
Collateralized mortgage obligations	$11,066	$326	$52,601	$4,308	$63,667	$4,634
Asset-backed securities	—	—	15,790	1,574	15,790	1,574
States and political subdivisions	73,302	6,533	794,489	76,099	867,791	82,632
Other	—	—	4,015	2,112	4,015	2,112
Total	$84,368	$6,859	$866,895	$84,093	$951,263	$90,952
As indicated in the previous table, at December 31, 2016, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either December 31, 2016 or 2015, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Balance, January 1	$22,452	$21,123	$20,943
Reductions for securities paid off during the period (realized)	—	(331)	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	1,013	—
Additions for the credit component on debt securities in which OTTI was previously recognized	130	647	180
Balance, December 31	$22,582	$22,452	$21,123
During the years ended December 31, 2016, 2015 and 2014, OTTI recognized on held to maturity securities totaled $130 thousand, $1.7 million and $180 thousand, respectively. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations and asset-backed securities.

The contractual maturities of the securities portfolios are presented in the following table.

	Amortized Cost	Fair Value
December 31, 2016	(In Thousands)
Investment securities available for sale:
Maturing within one year	$189,423	$189,490
Maturing after one but within five years	623,642	611,492
Maturing after five but within ten years	582,659	577,007
Maturing after ten years	1,038,195	1,021,168
	2,433,919	2,399,157
Mortgage-backed securities and collateralized mortgage obligations	8,996,511	8,862,266
Equity securities	403,548	403,632
Total	$11,833,978	$11,665,055

Investment securities held to maturity:
Maturing within one year	$88,243	$88,280
Maturing after one but within five years	250,916	245,002
Maturing after five but within ten years	214,634	210,525
Maturing after ten years	566,337	553,128
	1,120,130	1,096,935
Collateralized mortgage obligations	83,087	85,074
Total	$1,203,217	$1,182,009

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Gross gains	$30,037	$83,488	$53,042
Gross losses	—	1,832	—
Net realized gains	$30,037	$81,656	$53,042
During 2008, the Company transferred securities with a carrying value and market value of $1.1 billion and $859 million, respectively, from investment securities available for sale to investment securities held to maturity. At December 31, 2016 and 2015 there were $13 million and $17 million, respectively, of unrealized losses, net of tax related to these securities in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	December 31,
	2016	2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,122,002	$26,022,374
Real estate – construction	2,125,316	2,354,253
Commercial real estate – mortgage	11,210,660	10,453,280
Total commercial loans	38,457,978	38,829,907
Consumer loans:
Residential real estate – mortgage	13,259,994	13,993,285
Equity lines of credit	2,543,778	2,419,815
Equity loans	445,709	580,804
Credit card	604,881	627,359
Consumer direct	1,254,641	936,871
Consumer indirect	3,134,948	3,495,082
Total consumer loans	21,243,951	22,053,216
Covered loans	359,334	440,961
Total loans	$60,061,263	$61,324,084
Unearned income totaled $260.5 million and $269.8 million at December 31, 2016 and 2015, respectively. Unamortized deferred costs totaled $322.9 million and $315.4 million at December 31, 2016 and 2015, respectively. Unamortized purchase discounts totaled $28.2 million and $39.5 million at December 31, 2016 and 2015, respectively.
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
At December 31, 2016, the Company considered its energy lending portfolio as a concentration due to the impact on this portfolio of declining oil prices that began in late 2014 and continued into early 2016 before increasing and stabilizing towards the latter part of 2016. Total energy exposure, including unused commitments to extend credit and letters of credit was $8.1 billion and $9.4 billion at December 31, 2016 and 2015, respectively. The funded amount of the Company's energy lending portfolio was approximately $3.2 billion and $3.8 billion at December 31, 2016 and 2015, respectively, and is reported in total commercial, financial and agricultural in the table above. The instability in oil prices has negatively impacted the financial results of many borrowers in the energy lending portfolio, leading to internal risk rating downgrades. If oil prices remain unstable or resume their decline, the energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.
At December 31, 2016, approximately $13.7 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.
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

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	129,646	(5,502)	(4,156)	182,558	43	302,589
Loans charged off	(84,218)	(4,866)	(19,946)	(180,573)	(1,484)	(291,087)
Loan recoveries	11,039	5,237	11,482	36,359	1	64,118
Net (charge-offs) recoveries	(73,179)	371	(8,464)	(144,214)	(1,483)	(226,969)
Ending balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	116,272	(17,975)	(9,711)	104,195	857	193,638
Loans charged off	(25,831)	(3,882)	(26,630)	(115,113)	(2,228)	(173,684)
Loan recoveries	12,190	5,692	13,818	25,975	3	57,678
Net (charge-offs) recoveries	(13,641)	1,810	(12,812)	(89,138)	(2,225)	(116,006)
Ending balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Year Ended December 31, 2014
Allowance for loan losses:
Beginning balance	$292,327	$158,960	$155,575	$90,903	$2,954	$700,719
Transfer - expiration of commercial LSA	1,406	6	—	323	(1,735)	—
Provision (credit) for loan losses	17,580	(13,582)	34,962	68,519	(1,178)	106,301
Loans charged off	(31,627)	(14,970)	(48,749)	(88,452)	(2,466)	(186,264)
Loan recoveries	19,796	7,819	12,839	18,598	5,233	64,285
Net (charge-offs) recoveries	(11,831)	(7,151)	(35,910)	(69,854)	2,767	(121,979)
Ending balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
December 31, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$99,932	$4,037	$32,016	$2,223	$—	$138,208
Collectively evaluated for impairment	358,648	112,900	87,468	141,069	—	700,085
Purchased loans	—	—	—	—	—	—
Total allowance for loan losses	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Loans:
Ending balance of loans:
Individually evaluated for impairment	$719,468	$44,258	$186,338	$3,042	$—	$953,106
Collectively evaluated for impairment	24,377,200	13,275,968	16,062,554	4,987,208	—	58,702,930
Purchased loans	25,334	15,750	589	4,220	359,334	405,227
Total loans	$25,122,002	$13,335,976	$16,249,481	$4,994,470	$359,334	$60,061,263

December 31, 2015
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$27,486	$3,725	$38,126	$1,880	$—	$71,217
Collectively evaluated for impairment	374,458	118,343	93,978	103,068	—	689,847
Purchased loans	169	—	—	—	1,440	1,609
Total allowance for loan losses	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Loans:
Ending balance of loans:
Individually evaluated for impairment	$163,201	$80,123	$183,473	$2,789	$—	$429,586
Collectively evaluated for impairment	25,828,286	12,685,320	16,809,525	5,051,488	—	60,374,619
Purchased loans	30,887	42,090	906	5,035	440,961	519,879
Total loans	$26,022,374	$12,807,533	$16,993,904	$5,059,312	$440,961	$61,324,084

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	December 31, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$375,957	$396,294	$—	$343,511	$371,085	$99,932
Real estate – construction	—	—	—	344	459	344
Commercial real estate – mortgage	19,235	20,177	—	24,679	24,865	3,693
Residential real estate – mortgage	—	—	—	119,986	119,986	7,529
Equity lines of credit	—	—	—	24,591	25,045	19,083
Equity loans	—	—	—	41,761	42,561	5,404
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	745	745	59
Consumer indirect	—	—	—	2,297	2,297	2,164
Total loans	$395,192	$416,471	$—	$557,914	$587,043	$138,208

	December 31, 2015
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$45,583	$53,325	$—	$117,618	$122,148	$27,486
Real estate – construction	3,403	3,986	—	628	689	515
Commercial real estate – mortgage	24,851	27,486	—	51,241	54,863	3,210
Residential real estate – mortgage	6,521	6,521	—	102,375	102,375	7,370
Equity lines of credit	—	—	—	28,164	30,302	23,183
Equity loans	—	—	—	46,413	47,245	7,573
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	935	935	26
Consumer indirect	—	—	—	1,854	1,854	1,854
Total loans	$80,358	$91,318	$—	$349,228	$360,411	$71,217

The following table presents information on individually evaluated impaired loans, by loan class.

	Years Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$632,319	$1,221	$113,844	$1,118	$84,578	$1,146
Real estate – construction	1,734	8	5,391	100	8,639	222
Commercial real estate – mortgage	44,530	1,195	84,565	2,200	116,815	3,208
Residential real estate – mortgage	109,792	2,672	110,251	2,786	114,842	2,886
Equity lines of credit	26,638	1,025	27,108	1,124	24,306	1,049
Equity loans	44,051	1,490	49,336	1,638	54,708	1,710
Credit card	—	—	—	—	—	—
Consumer direct	833	28	657	17	154	5
Consumer indirect	2,221	13	1,694	7	1,323	4
Total loans	$862,118	$7,652	$392,846	$8,990	$405,365	$10,230
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

	Commercial
	December 31, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,142,975	$2,055,483	$10,898,877
Special Mention	758,417	60,826	187,182
Substandard	1,081,439	9,007	106,183
Doubtful	139,171	—	18,418
	$25,122,002	$2,125,316	$11,210,660

	December 31, 2015
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,823,312	$2,340,145	$10,165,630
Special Mention	469,400	5,148	142,124
Substandard	688,427	8,941	133,091
Doubtful	41,235	19	12,435
	$26,022,374	$2,354,253	$10,453,280

	Consumer
	December 31, 2016
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,115,936	$2,507,375	$431,417	$593,927	$1,249,370	$3,121,825
Nonperforming	144,058	36,403	14,292	10,954	5,271	13,123
	$13,259,994	$2,543,778	$445,709	$604,881	$1,254,641	$3,134,948

	December 31, 2015
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,877,592	$2,381,909	$564,110	$617,641	$932,773	$3,484,426
Nonperforming	115,693	37,906	16,694	9,718	4,098	10,656
	$13,993,285	$2,419,815	$580,804	$627,359	$936,871	$3,495,082

The following tables present an aging analysis of the Company’s past due loans excluding loans classified as held for sale.

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$23,788	$6,581	$2,891	$596,454	$8,726	$638,440	$24,483,562	$25,122,002
Real estate – construction	918	50	2,007	1,239	2,393	6,607	2,118,709	2,125,316
Commercial real estate – mortgage	3,791	3,474	—	71,921	4,860	84,046	11,126,614	11,210,660
Residential real estate – mortgage	57,359	28,450	3,356	140,303	59,893	289,361	12,970,633	13,259,994
Equity lines of credit	7,922	4,583	2,950	33,453	—	48,908	2,494,870	2,543,778
Equity loans	5,615	1,843	467	13,635	34,746	56,306	389,403	445,709
Credit card	6,411	5,042	10,954	—	—	22,407	582,474	604,881
Consumer direct	13,338	4,563	4,482	789	704	23,876	1,230,765	1,254,641
Consumer indirect	85,198	22,833	7,197	5,926	—	121,154	3,013,794	3,134,948
Covered loans	7,311	1,351	27,238	730	—	36,630	322,704	359,334
Total loans	$211,651	$78,770	$61,542	$864,450	$111,322	$1,327,735	$58,733,528	$60,061,263

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$8,197	$4,215	$3,567	$161,591	$9,402	$186,972	$25,835,402	$26,022,374
Real estate – construction	2,864	91	421	5,908	2,247	11,531	2,342,722	2,354,253
Commercial real estate – mortgage	3,843	1,461	2,237	69,953	33,904	111,398	10,341,882	10,453,280
Residential real estate – mortgage	47,323	19,540	1,961	113,234	67,343	249,401	13,743,884	13,993,285
Equity lines of credit	8,263	4,371	2,883	35,023	—	50,540	2,369,275	2,419,815
Equity loans	6,356	2,194	704	15,614	37,108	61,976	518,828	580,804
Credit card	5,563	4,622	9,718	—	—	19,903	607,456	627,359
Consumer direct	7,648	3,801	3,537	561	908	16,455	920,416	936,871
Consumer indirect	73,438	17,167	5,629	5,027	—	101,261	3,393,821	3,495,082
Covered loans	4,862	3,454	37,972	134	—	46,422	394,539	440,961
Total loans	$168,357	$60,916	$68,629	$407,045	$150,912	$855,859	$60,468,225	$61,324,084
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

The following table provides a breakout of TDRs, including nonaccrual loans, and covered loans and excluding loans classified as held for sale.

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$30,697	$30,697	$8,726	$39,423
Real estate – construction	—	—	—	226	226	2,393	2,619
Commercial real estate – mortgage	—	—	—	3,694	3,694	4,860	8,554
Residential real estate – mortgage	3,001	701	399	34,916	39,017	55,792	94,809
Equity lines of credit	—	—	—	23,660	23,660	—	23,660
Equity loans	1,329	834	190	7,015	9,368	32,393	41,761
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	41	41	704	745
Consumer indirect	—	—	—	2,297	2,297	—	2,297
Covered loans	—	—	—	26	26	—	26
Total loans	$4,330	$1,535	$589	$102,572	$109,026	$104,868	$213,894

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due and Nonaccrual	Not Past Due or Nonaccrual	Total
	(In Thousands)
Commercial, financial and agricultural	$—	$—	$—	$131	$131	$9,402	$9,533
Real estate – construction	—	—	—	495	495	2,247	2,742
Commercial real estate – mortgage	—	—	—	7,205	7,205	33,904	41,109
Residential real estate – mortgage	2,188	1,935	498	30,174	34,795	62,722	97,517
Equity lines of credit	—	—	—	27,176	27,176	—	27,176
Equity loans	1,737	782	376	9,844	12,739	34,213	46,952
Credit card	—	—	—	—	—	—	—
Consumer direct	—	—	—	27	27	908	935
Consumer indirect	—	—	—	1,853	1,853	—	1,853
Covered loans	—	—	—	8	8	—	8
Total loans	$3,925	$2,717	$874	$76,913	$84,429	$143,396	$227,825
There were no loans held for sale classified as TDRs at December 31, 2016 and 2015.
Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2016, $4.9 million of TDR modifications included an interest rate concession and $65.2 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2015, $4.4 million of TDR modifications included an interest rate concession and $21.8 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2014, $10.9 million of TDR modifications included an interest rate concession and $36.5 million of TDR modifications resulted from modifications to the loan’s structure.

The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	10	$44,569	6	$384	4	$14,281
Real estate – construction	2	3,504	—	—	3	476
Commercial real estate – mortgage	5	1,431	7	4,478	10	6,619
Residential real estate – mortgage	70	13,211	46	9,709	89	11,462
Equity lines of credit	82	3,869	115	6,482	161	7,821
Equity loans	17	1,369	35	2,586	64	4,867
Credit card	—	—	—	—	—	—
Consumer direct	4	35	23	1,210	4	265
Consumer indirect	128	2,148	74	1,298	102	1,572
Covered loans	—	—	3	29	3	15
For the years ended December 31, 2016 and 2015, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Years Ended December 31,
	2016		2015		2014
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—	—	$—
Real estate – construction	—	—	1	377	—	—
Commercial real estate – mortgage	—	—	1	178	1	2,198
Residential real estate – mortgage	—	—	7	987	7	1,157
Equity lines of credit	8	204	1	—	3	275
Equity loans	3	293	3	216	8	893
Credit card	—	—	—	—	—	—
Consumer direct	—	—	1	100	—	—
Consumer indirect	2	32	1	18	—	—
Covered loans	—	—	2	24	1	4
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
At December 31, 2016 and 2015, there were $12.6 million and $5.7 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned, a component of other assets in the Company's Consolidate Balance Sheets, totaled $21 million at both December 31, 2016 and 2015, respectively. Other real estate owned included $18 million and $17 million of foreclosed residential real estate properties at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, there were $48 million and $30 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(5) Loan Sales and Servicing
Loans held for sale were $162 million and $71 million at December 31, 2016 and 2015, respectively. At December 31, 2016 loans held for sale were comprised of $57 million of commercial, financial and agricultural loans and $105 million of residential real estate - mortgage loans. At December 31, 2015 loans held for sale were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	2016	2015	2014
	(In Thousands)
Loans transferred from held for investment to held for sale	$820,615	$907,414	$21,135
Charge-offs on loans recognized at transfer from held for investment to held for sale	8,295	—	6,508
Loans and loans held for sale sold	1,044,800	466,459	108,018
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	2016	2015	2014
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$682,115	$1,521,424	$1,064,421
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	28,207	41,913	34,739

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	2016	2015	2014
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing (3)	$997,956	$1,521,424	$1,064,421
Servicing fees recognized (4)	25,772	22,087	15,971

(3)	There is no recourse to the Company for the failures of borrowers to pay loans when due.

(4)	Recorded as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	December 31, 2016	December 31, 2015
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (5)	$4,684,899	$4,444,602
MSRs (6)	51,428	44,541

(5)	These loans are not included in loans on the Company's Consolidated Balance Sheets.

(6)	Recorded under the fair value method and included in other assets on the Company's Consolidated Balance Sheets.
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
The following table is an analysis of the activity in the Company’s MSRs.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Carrying value, at beginning of year	$44,541	$35,488	$30,065
Additions	10,118	15,922	11,494
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	7,093	(2,193)	(3,851)
Due to other changes in fair value (1)	(10,324)	(4,676)	(2,220)
Carrying value, at end of year	$51,428	$44,541	$35,488

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 21, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At December 31, 2016 and 2015, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	December 31,
	2016	2015
	(Dollars in Thousands)
Fair value of MSRs	$51,428	$44,541
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.3%	96.8%
Adjustable rate mortgage loans	2.7	3.2
Total	100.0%	100.0%
Weighted average life (in years)	6.5	5.4
Prepayment speed:	15.7%	12.4%
Effect on fair value of a 10% increase	(1,646)	(1,547)
Effect on fair value of a 20% increase	(3,184)	(2,987)
Weighted average option adjusted spread	8.1%	9.0%
Effect on fair value of a 10% increase	(1,758)	(1,504)
Effect on fair value of a 20% increase	(3,402)	(2,911)
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

(6) Premises and Equipment
A summary of the Company’s premises and equipment is presented below.

	December 31,
	2016	2015
	(In Thousands)
Land	$311,384	$320,042
Buildings	594,426	586,489
Furniture, fixtures and equipment	428,326	425,019
Software	800,297	734,380
Leasehold improvements	170,523	159,799
Construction / projects in progress	158,682	103,301
	2,463,638	2,329,030
Less: Accumulated depreciation and amortization	1,163,584	1,006,652
Total premises and equipment	$1,300,054	$1,322,378
The Company recognized $188.7 million, $181.4 million and $178.3 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2016, 2015 and 2014, respectively.
(7) Bank Owned Life Insurance
The Company maintains life insurance policies on certain of its executives and employees. At December 31, 2016 and 2015, the cash surrender values on the underlying life insurance policies totaled $712 million and $700 million, respectively, which are recorded as bank owned life insurance on the Company’s Consolidated Balance Sheets. These cash surrender values are classified separately from related split dollar life insurance arrangements of $7 million at both December 31, 2016 and 2015, respectively, which are recorded on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Changes to the underlying cash surrender value are recorded in noninterest income in the Company’s Consolidated Statements of Income and for the years ended December 31, 2016, 2015 and 2014 totaled $17.2 million, $18.7 million and $18.6 million, respectively.
(8) Goodwill and Other Acquired Intangible Assets
A summary of the activity related to the Company’s goodwill follows.

	Years Ended December 31,
	2016	2015
	(In Thousands)
Balance, January 1:
Goodwill	$9,835,400	$9,822,050
Accumulated impairment losses	(4,792,203)	(4,775,203)
Goodwill, net at January 1	5,043,197	5,046,847
Annual activity:
Goodwill acquired during the year	—	13,350
Disposition adjustments	—	—
Impairment losses	(59,901)	(17,000)
Balance, December 31:
Goodwill	9,835,400	9,835,400
Accumulated impairment losses	(4,852,104)	(4,792,203)
Goodwill, net at December 31	$4,983,296	$5,043,197
During the Company's 2016 and 2015 annual goodwill impairment test, $59.9 million and $17.0 million, respectively, of goodwill attributable to the Simple reporting unit was determined to be impaired.

Goodwill is allocated to each of the Company's segments (each a reporting unit: Consumer and Commercial Bank, Corporate and Investment Banking, and Simple). Refer to Note 23, Segment Information, for a discussion of the transfer of certain large middle market customer relationships from the Consumer and Commercial Bank segment to the Corporate and Investment Banking segment. In connection with the transfer, the Company reallocated goodwill between the Consumer and Commercial Bank and Corporate and Investment Banking reporting units using a relative fair value approach.
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
The Company tests its identified reporting units with goodwill for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. The most recent goodwill impairment test occurred as of October 31, 2016. The results of this test indicated $59.9 million of goodwill impairment related to the Simple reporting unit. For the Company's two remaining reporting units with goodwill, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time.
At December 31, 2016, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Consumer and Commercial Banking - $4.1 billion, Corporate and Investment Banking - $896 million, and Simple - $0.
Through December 31, 2016, the Company had recognized accumulated goodwill impairment losses of $3.8 billion, $249 million, and $89 million within the Consumer and Commercial Banking, Corporate and Investment Banking, and Simple reporting units, respectively. In addition, the Company has previously recognized $694 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
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
Adverse changes in the economic environment, a continuation in the current level of interest rates, declining operational profitability, or other factors in future periods could result in a decline in the implied fair value of the goodwill and future goodwill impairment charges.
In addition to goodwill, the Company also has finite-lived intangible assets in the form of core deposit intangibles and other identifiable intangibles. These core deposit intangibles and other identifiable intangibles are amortized over their estimated useful lives, which, at December 31, 2016, approximated 2 years for core deposit intangibles and 1.1 years for other identifiable intangible assets. The Company reviews intangible assets for possible impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

Intangible assets are detailed in the following table.

	December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In Thousands)
Other intangible assets:
Core deposit intangibles	$772,024	$761,915	$10,109	$772,024	$748,783	$23,241
Other identifiable intangibles	39,800	34,706	5,094	39,800	31,465	8,335
Total other intangible assets	$811,824	$796,621	$15,203	$811,824	$780,248	$31,576
The Company recognized $16.4 million, $39.2 million and $50.9 million of intangible amortization expense during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, estimated future amortization expense was $10.1 million for 2017 and $5.1 million for 2018.
(9) Deposits
Time deposits of less than $100,000 totaled $6.2 billion at December 31, 2016, while time deposits of $100,000 or more totaled $7.3 billion. At December 31, 2016, the scheduled maturities of time deposits were as follows.

(In Thousands)
2017	$8,975,395
2018	2,972,648
2019	919,341
2020	401,610
2021	96,799
Thereafter	62,077
Total	$13,427,870
At December 31, 2016 and 2015, demand deposit overdrafts reclassified to loans totaled $15 million and $12 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2016, the Company also had $7.3 billion of standby letters of credit issued by the FHLB to secure public deposits.

(10) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2016
Federal funds purchased	$12,885	0.39%	$372,355	$766,095
Securities sold under agreements to repurchase	26,167	0.55	79,625	148,291
Total	39,052		451,980	914,386
Other short-term borrowings	2,802,977	1.68	3,778,752	4,497,354
Total short-term borrowings	$2,842,029		$4,230,732	$5,411,740
As of and for the year ended
December 31, 2015
Federal funds purchased	$673,545	0.37%	$692,737	$975,785
Securities sold under agreements to repurchase	76,609	0.44	114,940	232,605
Total	750,154		807,677	1,208,390
Other short-term borrowings	4,032,644	1.34	4,006,716	4,982,154
Total short-term borrowings	$4,782,798		$4,814,393	$6,190,544

(11) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings including maturities and interest rates as of December 31, 2016.

		December 31,
	Maturity Dates	2016	2015
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 1.52%)	2021	$120,000	$525,000
Fixed rate (weighted average rate of 2.20%)	2019-2025	410,529	2,418,071
Unamortized discount		—	(27)
Total FHLB advances		530,529	2,943,044
Senior notes and subordinated debentures:
1.85% senior notes	2017	400,000	400,000
2.75% senior notes	2019	600,000	600,000
6.40% subordinated debentures	2017	350,000	350,000
5.50% subordinated debentures	2020	227,764	227,764
3.88% subordinated debentures	2025	700,000	700,000
5.90% subordinated debentures	2026	71,086	71,086
Fair value of hedged subordinated debentures		36,800	65,384
Net unamortized discount		(18,298)	(22,359)
Total senior notes and subordinated debentures		2,367,352	2,391,875
Capital securities:
LIBOR plus 3.05% floating rate debentures payable to State National Capital Trust I	2033	15,470	15,470
LIBOR plus 2.85% floating rate debentures payable to Texas Regional Statutory Trust I	2034	51,547	51,547
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I	2034	25,774	25,774
LIBOR plus 2.79% floating rate debentures payable to State National Statutory Trust II	2034	10,310	10,310
Unamortized premium		569	600
Total capital securities		103,670	103,701
Total FHLB and other borrowings		$3,001,551	$5,438,620
The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged senior notes and subordinated debentures and unamortized discounts and premiums, as of December 31, 2016.

	FHLB Advances	Senior Notes and Subordinated Debentures	Capital Securities
	(In Thousands)
Maturing:
2017	$—	$786,332	$—
2018	—	—	—
2019	350,000	598,121	—
2020	—	223,193	—
2021	120,000	—	—
Thereafter	60,529	759,706	103,670
Total	$530,529	$2,367,352	$103,670
Capital Securities
At December 31, 2016, the Company had four subsidiary business trusts (TexasBanc Capital Trust I, State National Capital Trust I, State National Statutory Trust II and Texas Regional Statutory Trust I) which had issued Trust Preferred

Securities. As guarantor, the Company unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the Trust Preferred Securities, the redemption price when the Trust Preferred Securities are called for redemption, and amounts due if a trust is liquidated or terminated.
The Company owns all of the outstanding common stock of each of the four trusts. The trusts used the proceeds from the issuance of their Trust Preferred Securities and common securities to buy debentures issued by the Parent. These Capital Securities are the trusts’ only assets, and the interest payments the subsidiary business trusts receive from the Capital Securities are used to finance the distributions paid on the Trust Preferred Securities. In accordance with ASC Topic 810, the subsidiary business trusts are not consolidated by the Company. The Capital Securities are included in FHLB and other borrowings on the Company’s Consolidated Balance Sheets as of December 31, 2016 and 2015.
The Trust Preferred Securities must be redeemed when the related Capital Securities mature, or earlier, if provided in the governing indenture. Each issue of Trust Preferred Securities carries an interest rate identical to that of the related Capital Securities.
All of the subsidiary business trusts have the right to redeem their Trust Preferred Securities currently.
(12) Shareholder's Equity
Series A Preferred Stock
In December 2015, the Company completed the sale of 1,150 shares of its Floating Non-Cumulative Perpetual Preferred Stock, Series A at a per share prices of $200,000. The Series A Preferred Stock was purchased by BBVA. The holder of the Series A Preferred Stock will be entitled to receive dividend payments only when, as and if declared by the Company’s Board of Directors or a duly authorized committee thereof. Any such dividends will be payable from the date of original issue at a floating rate per annum equal to the three-month U.S. dollar LIBOR as determined on the relevant dividend determination date plus 5.24%. Any such dividends will be payable on a non-cumulative basis, quarterly in arrears on March 1, June 1, September 1 and December 1, commencing March 1, 2016. Payment of dividends on the Series A Preferred Stock is subject to certain legal, regulatory and other restrictions. Redemption is solely at the Company's option. The Company may, at its option, redeem the Series A Preferred Stock (i) in whole or in part, from time to time, on any dividend payment date on or after December 1, 2022 or (ii) in whole but not in part at any time within 90 days of certain changes to regulatory capital requirements.
At both December 31, 2016 and 2015, the carrying amount of the Series A Preferred Stock, including related surplus, net of issuance costs was approximately $229 million.
Class B Preferred Stock
In December 2000, a subsidiary of the Bank issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $23 million at both December 31, 2016 and 2015 and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock qualifies as Tier 1 capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

	December 31, 2016
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from securities available for sale	$(76,706)	$(28,668)	$(48,038)
Less: reclassification adjustment for net gains on sale of securities in net income	30,037	11,226	18,811
Net change in unrealized losses on securities available for sale	(106,743)	(39,894)	(66,849)
Change in unamortized net holding losses on investment securities held to maturity	5,848	2,235	3,613
Less: non-credit related impairment on investment securities held to maturity	151	55	96
Change in unamortized non-credit related impairment on investment securities held to maturity	1,438	487	951
Net change in unamortized holding losses on securities held to maturity	7,135	2,667	4,468
Unrealized holding losses arising during period from cash flow hedge instruments	(5,882)	(2,209)	(3,673)
Change in defined benefit plans	(4,826)	(1,964)	(2,862)
Other comprehensive loss	$(110,316)	$(41,400)	$(68,916)

	December 31, 2015
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from securities available for sale	$(26,090)	$(9,455)	$(16,635)
Less: reclassification adjustment for net gains on sale of securities in net income	81,656	29,591	52,065
Net change in unrealized losses on securities available for sale	(107,746)	(39,046)	(68,700)
Change in unamortized net holding losses on investment securities held to maturity	10,948	3,043	7,905
Less: non-credit related impairment on investment securities held to maturity	87	32	55
Change in unamortized non-credit related impairment on investment securities held to maturity	1,661	1,527	134
Net change in unamortized holding losses on securities held to maturity	12,522	4,538	7,984
Unrealized holding gains arising during period from cash flow hedge instruments	3,141	1,854	1,287
Change in defined benefit plans	18,971	7,016	11,955
Other comprehensive loss	$(73,112)	$(25,638)	$(47,474)

	December 31, 2014
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$94,627	$33,343	$61,284
Less: reclassification adjustment for net gains on sale of securities in net income	53,042	18,690	34,352
Net change in unrealized gains on securities available for sale	41,585	14,653	26,932
Change in unamortized net holding losses on investment securities held to maturity	13,732	4,705	9,027
Less: non-credit related impairment on investment securities held to maturity	235	84	151
Change in unamortized non-credit related impairment on investment securities held to maturity	3,096	1,225	1,871
Net change in unamortized holding losses on securities held to maturity	16,593	5,846	10,747
Unrealized holding losses arising during period from cash flow hedge instruments	(4,980)	(2,575)	(2,405)
Change in defined benefit plans	1,238	438	800
Other comprehensive income	$54,436	$18,362	$36,074

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, January 1, 2015	$4,469	$(7,694)	$(41,121)	$(7,516)	$(51,862)
Other comprehensive income (loss)before reclassifications	(16,635)	3,148	—	(55)	(13,542)
Amounts reclassified from accumulated other comprehensive income (loss)	(44,160)	(1,861)	11,955	134	(33,932)
Net current period other comprehensive income (loss)	(60,795)	1,287	11,955	79	(47,474)
Balance, December 31, 2015	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)

Balance, January 1, 2016	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)
Other comprehensive income (loss) before reclassifications	(48,038)	(1,337)	—	(96)	(49,471)
Amounts reclassified from accumulated other comprehensive income (loss)	(15,198)	(2,336)	(2,862)	951	(19,445)
Net current period other comprehensive income (loss)	(63,236)	(3,673)	(2,862)	855	(68,916)
Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)			Consolidated Statement of Income Caption
	December 31, 2016	December 31, 2015	December 31, 2014
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$30,037	$81,656	$53,042	Investment securities gains, net
	(5,848)	(10,948)	(13,732)	Interest on investment securities held to maturity
	24,189	70,708	39,310
	(8,991)	(26,548)	(13,985)	Income tax expense
	$15,198	$44,160	$25,325	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$8,370	$13,056	$5,536	Interest and fees on loans
	(4,629)	(6,934)	(7,113)	Interest and fees on FHLB advances
	3,741	6,122	(1,577)
	(1,405)	(4,261)	907	Income tax (expense) benefit
	$2,336	$1,861	$(670)	Net of tax

Defined Benefit Plan Adjustment	$4,826	$(18,971)	$(1,238)	(2)
	(1,964)	7,016	438	Income tax (expense) benefit
	$2,862	$(11,955)	$(800)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(1,438)	$(1,661)	$(3,096)	Interest on investment securities held to maturity
	487	1,527	1,225	Income tax benefit
	$(951)	$(134)	$(1,871)	Net of tax

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, for additional details).

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

	December 31, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$38,890	$14,226	$2,123,950	$59,975	$9,405
Total fair value hedges		38,890	14,226		59,975	9,405
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	7,625,000	2,340	11,570	1,900,000	1,574	782
Swaps related to FHLB advances	120,000	—	7,093	320,000	—	10,858
Foreign currency contracts:
Forwards related to currency fluctuations	3,618	—	380	8,318	—	40
Total cash flow hedges		2,340	19,043		1,574	11,680
Total derivatives designated as hedging instruments		$41,230	$33,269		$61,549	$21,085

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$251,500	$2,479	$493	$216,500	$502	$217
Interest rate lock commitments	150,616	2,424	32	175,002	2,880	6
Equity contracts:
Purchased equity option related to equity-linked CDs	833,763	57,198	—	876,649	59,375	—
Written equity option related to equity-linked CDs	770,632	—	53,044	831,480	—	56,559
Foreign exchange contracts:
Forwards related to commercial loans	424,155	3,741	1,723	479,072	3,821	752
Spots related to commercial loans	54,599	134	—	54,511	6	372
Swap associated with sale of Visa, Inc. Class B shares	68,308	—	1,708	67,896	—	1,697
Futures contracts (3)	104,000	—	—	390,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	28,000,014	290,238	228,748	23,370,927	303,944	238,611
Commodity contracts for customers	—	—	—	114,336	14,127	14,110
Foreign exchange contracts for customers	870,084	28,367	26,317	425,946	9,899	8,578
Total trading account assets and liabilities		318,605	255,065		327,970	261,299
Total free-standing derivative instruments not designated as hedging instruments		$384,581	$312,065		$394,554	$320,902

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
The Company recognized no gains or losses for the years ended December 31, 2016, 2015 and 2014 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2016, the fair value hedges had a weighted average expected remaining term of 4.1 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2016	2015	2014
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(25,906)	$(19,130)	$2,078
Hedged long term debt	Interest on FHLB and other borrowings	25,411	15,395	(2,559)
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	41,391	46,559	27,882
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of the money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There was $714 thousand of losses recognized because of hedge ineffectiveness for the year ended December 31, 2016 and there were no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the years ended December 31, 2015 and 2014. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2016, 2015 and 2014.
At December 31, 2016, cash flow hedges not terminated had a net fair value of $(16.7) million and a weighted average life of 1.7 years. Net losses of $790 thousand are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.6 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Consolidated Balance Sheets and the Company’s Consolidated Statements of Income.

	Gain (Loss) for the Years Ended
	December 31,
	2016	2015	2014
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$(3,673)	$1,287	$(2,405)
Amount reclassified from accumulated other comprehensive income (loss) into net income	3,741	6,122	(1,577)
Amount of ineffectiveness recognized in net income	(714)	—	—
Derivatives Not Designated As Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges as part of the Company’s overall risk management strategy or to facilitate client needs. Economic hedges are those that are not designated as a fair value hedge, cash flow hedge or foreign currency hedge for accounting purposes, but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company.
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
The Company offers its customers equity-linked CDs that have a return linked to individual equities and equity indices. Under appropriate accounting guidance, a CD that pays interest based on changes in an equity index is a hybrid instrument that requires separation into a host contract (the CD) and an embedded derivative contract (written equity call option). The Company has entered into an offsetting derivative contract in order to economically hedge the exposure related to the issuance of equity-linked CDs. Both the embedded derivative and derivative contract entered into by the Company are classified as free-standing derivative instruments.
The Company also enters into foreign currency contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to its funding of commercial loans in foreign currencies.

The net gains and losses recorded in the Company’s Consolidated Statements of Income from free-standing derivative instruments not designated as hedging instruments are summarized in the following table.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2016	2015	2014
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(138)	$(12)	$(635)
Option contracts related to mortgage servicing rights	Mortgage banking income and corporate and correspondent investment sales	(264)	(195)	420
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	857	3,801	(3,229)
Interest rate lock commitments	Mortgage banking income	(482)	556	1,428
Interest rate contracts for customers	Corporate and correspondent investment sales	24,507	28,533	21,552
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	(6)	6	105
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(2,178)	(17,112)	28,612
Written equity option related to equity-linked CDs	Other expense	3,515	17,761	(27,746)
Foreign currency contracts:
Swap and forward contracts related to commercial loans	Other income	12,368	54,441	55,544
Spot contracts related to commercial loans	Other income	451	(9,366)	(7,556)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	3,971	2,656	1,125
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
Market risk is the adverse effect that a change in interest rates and foreign currency rates or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate and foreign currency contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2016, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $319 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were $2.5 million, $9 thousand and $888 thousand in net credit losses associated with derivative instruments classified as trading for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions have credit risk of $41 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2016 and 2015, the Company had recorded the right to reclaim cash collateral of $103 million and $162 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $37 million and $40 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2016 was $30 million for which the Company has collateral requirements of $29 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016, the Company’s collateral requirements to its counterparties would increase by $1 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2015 was $46 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2016
Derivative financial assets:
Subject to a master netting arrangement	$234,002	$—	$234,002	$—	$33,212	$200,790
Not subject to a master netting arrangement	191,809	—	191,809	—	—	191,809
Total derivative financial assets	$425,811	$—	$425,811	$—	$33,212	$392,599

Derivative financial liabilities:
Subject to a master netting arrangement	$248,669	$—	$248,669	$9,685	$102,603	$136,381
Not subject to a master netting arrangement	96,665	—	96,665	—	—	96,665
Total derivative financial liabilities	$345,334	$—	$345,334	$9,685	$102,603	$233,046

December 31, 2015
Derivative financial assets:
Subject to a master netting arrangement	$191,061	$—	$191,061	$—	$33,517	$157,544
Not subject to a master netting arrangement	265,042	—	265,042	—	—	265,042
Total derivative financial assets	$456,103	$—	$456,103	$—	$33,517	$422,586

Derivative financial liabilities:
Subject to a master netting arrangement	$269,295	$—	$269,295	$23,856	$159,594	$85,845
Not subject to a master netting arrangement	72,692	—	72,692	—	—	72,692
Total derivative financial liabilities	$341,987	$—	$341,987	$23,856	$159,594	$158,537

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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2016
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$3,164,039	$3,069,489	$94,550	$94,550	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,095,655	$3,069,488	$26,167	$26,167	$—	$—

December 31, 2015
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$5,282,661	$5,003,555	$279,106	$279,106	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$5,080,164	$5,003,555	$76,609	$76,609	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
	(In Thousands)
December 31, 2016
Securities sold under agreements repurchase:
U.S. Treasury and other U.S. government agencies	$1,408,736	$806,526	$798,089	$—	$3,013,351
Mortgage-backed securities	—	—	82,304	—	82,304
Total	$1,408,736	$806,526	$880,393	$—	$3,095,655

December 31, 2015
Securities sold under agreements repurchase:
U.S. Treasury and other U.S. government agencies	$3,214,085	$232,924	$518,623	$—	$3,965,632
Mortgage-backed securities	—	—	976,449	—	976,449
Collateralized mortgage obligations	—	—	138,083	—	138,083
Total	$3,214,085	$232,924	$1,633,155	$—	$5,080,164
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At December 31, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $3.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.1 billion. At December 31, 2015, the fair value of collateral received related to securities purchased under agreements to resell was $5.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.9 billion.
(16) Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases certain facilities and equipment for use in its businesses. The leases for facilities are generally for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of five years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2016, the Company had $27.3 million of assets recorded as capital leases for which $14.1 million of accumulated depreciation had been recognized.

The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2016:

	Operating Lease	Capital Lease
	(In Thousands)
2017	$67,034	$2,272
2018	62,182	2,336
2019	56,183	2,372
2020	48,152	2,408
2021	43,055	2,317
Thereafter	170,531	11,487
Total	$447,137	$23,192
The Company incurred lease expense of $81.0 million, $75.0 million and $73.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company received lease income of $6.6 million, $5.4 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to space leased to third parties.
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit.

	December 31,
	2016	2015
	(In Thousands)
Commitments to extend credit	$27,070,935	$27,853,409
Standby and commercial letters of credit	1,474,405	1,709,145
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At December 31, 2016 and 2015, the recorded amount of these deferred fees was $8 million and $6 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2016, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.5 billion. At December 31, 2016 and 2015, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet of $77 million and $85 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both December 31, 2016 and 2015, the amount of potential recourse was $19 million, of which the Company had reserved $681 thousand and $869 thousand, respectively, which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.

The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At December 31, 2016 and 2015, the Company recorded $1 million and $2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss share agreements are in effect. At December 31, 2016 and 2015, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss share agreements, to be $147 million and $145 million, respectively. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification liability. At December 31, 2016 and 2015, the FDIC indemnification liability was $136 million and $131 million, respectively, and was recorded in accrued expenses and other liabilities in the Company's Consolidated Balance Sheets.
Low Income Housing Tax Credit Partnerships
The Company has committed to make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments will be to facilitate the sale of additional affordable housing product offerings and to assist in achieving goals associated with the Community Reinvestment Act, and to achieve a satisfactory return on capital. The total unfunded commitment associated with these investments at December 31, 2016 and 2015 were $289 million and $109 million, respectively.
Legal and Regulatory Proceedings
In the ordinary course of business, the Company is subject to legal proceedings, including claims, litigation, investigations and administrative proceedings, all of which are considered incidental to the normal conduct of business. The Company believes it has substantial defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to defend itself vigorously against such legal proceedings.

Set forth below are descriptions of certain of the Company’s legal proceedings.
In February 2011, BSI was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California, The California Public Employees’ Retirement System v. BBVA Securities, Inc., et al., wherein the claims arise out of securities offerings in which Lehman Brothers was the issuer and BSI, among others, was an underwriter. The plaintiff alleges that Lehman Brothers made material misstatements in the offering materials, and that the underwriter defendants failed to conduct appropriate due diligence to discover the alleged misstatements. The plaintiff seeks unspecified monetary relief. The District Court granted the underwriter defendants’ motion to dismiss and the plaintiff has appealed. On July 8, 2016, the appellate court affirmed the dismissal of the claims against the underwriter defendants and, on September 22, 2016, the plaintiff filed a petition for writ of certiorari with the United States Supreme Court which was subsequently granted. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
In May 2013, BBVA Compass was named as a counterclaim defendant in a lawsuit filed in the United States District Court for the Southern District of California, BBVA Compass v. Morris Cerullo World Evangelism, wherein the defendant/counterclaim plaintiff alleges that BBVA Compass wrongfully failed to honor a standby letter of credit in the amount of $5.2 million. The defendant/counterclaim plaintiff seeks $5.2 million, plus other, unspecified monetary relief. BBVA Compass obtained a verdict in its favor following a bench trial and the defendant/counterclaim plaintiff has appealed. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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

In January 2016, BSI was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration materials and prospectuses filed with the Securities and Exchange Commission in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline and underwritten by BSI, among others. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In October 2016, BSI was named as a defendant in a lawsuit filed in the District Court of Harris County, Texas, and subsequently removed to the United States District Court for the Southern District of Texas, St. Lucie County Fire District Firefighters’ Pension Trust, individually and on behalf of all others similarly situated v. Southwestern Energy Company, et al., wherein the plaintiffs allege that Southwestern Energy Company, its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the registration statement and prospectus related to a securities offering. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In December 2016, BBVA Compass was named as a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Southern District of New York, In re: SunEdison, Inc., et al. // Official Committee of Unsecured Creditors v. BBVA Compass, et al., wherein the plaintiffs allege that the first-lien lenders (including BBVA Compass) exercised undue influence and control over SunEdison’s bankruptcy, that SunEdison improperly incurred secured debt through second-lien secured notes to the detriment of SunEdison’s unsecured creditors shortly before SunEdison filed its bankruptcy petition, and that the second-lien notes constitute avoidable fraudulent transfers under the Bankruptcy Code. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company owns all of the outstanding stock of BSI, a registered broker-dealer. Applicable law limits BSI from deriving more than 25 percent of its gross revenues from underwriting or dealing in bank-ineligible securities (“ineligible revenue”). Prior to the contribution of BSI to the Company in April 2013, BSI’s ineligible revenues in certain periods exceeded the 25 percent limit. The Company cooperated with the Federal Reserve Board as it considered potential enforcement action against BSI and the Company, including the imposition of civil money penalties or other actions. In December 2016, the FRB imposed a civil money penalty on BSI in the amount of $27 million. No other sanctions were imposed. The fine has been paid and the matter has been closed.
There are other litigation matters that arise in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not reasonably estimable, the Company does not accrue legal reserves. At December 31, 2016, the Company had accrued legal reserves in the amount of $3.8 million. Additionally, for those matters where a loss is both reasonably estimable and reasonably possible, the Company estimates losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote if “the chance of the future event or events occurring is slight.” At December 31, 2016, there were no such matters where a loss was both reasonably estimable and reasonably possible beyond the accrued legal reserve.
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

At December 31, 2016, the Company and the Bank, remain above the applicable U.S. regulatory capital requirements. Under the U.S. Basel III capital rule, the current minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject are as follows:

	2016 (1)	2015
CET1 Risk-Based Capital Ratio	5.125%	4.500%
Tier 1 Risk-Based Capital Ratio	6.625%	6.000%
Total Risk-Based Capital Ratio	8.625%	8.000%
Tier 1 Leverage Ratio	4.000%	4.000%

(1)	At December 31, 2016, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 0.625%.
The following table presents the Transitional Basel III regulatory capital ratios at December 31, 2016 and 2015 for the Company and the Bank.

	Amount		Ratios
	2016	2015	2016	2015
	(Dollars in Thousands)
Risk-based capital
CET1:
BBVA Compass Bancshares, Inc.	$7,669,118	$7,363,961	11.49%	10.70%
Compass Bank	7,272,273	7,118,071	10.93%	10.39%
Tier 1:
BBVA Compass Bancshares, Inc.	7,907,518	7,631,561	11.85%	11.08%
Compass Bank	7,280,673	7,130,671	10.95%	10.41%
Total:
BBVA Compass Bancshares, Inc.	9,550,482	9,417,750	14.31%	13.68%
Compass Bank	9,020,099	9,002,015	13.56%	13.14%
Leverage:
BBVA Compass Bancshares, Inc.	7,907,518	7,631,561	9.46%	8.95%
Compass Bank	7,280,673	7,130,671	9.14%	8.89%
Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $1.9 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2016; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2016 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances approximated $1.9 billion and $3.1 billion for the years ended December 31, 2016 and 2015, respectively.
(18) Stock Based Compensation
The Company awards restricted share units to certain of the Company’s employees payable in BBVA American Depository Shares. The vesting period for the restricted share units range from one to three years after the date of grant. Accordingly, the fair value of the restricted share units is expensed over the appropriate vesting period. Fair value represents the closing price of the BBVA American Depository Shares on the date of grant. The Company purchases shares from BBVA at fair value to fulfill its obligations with the employee upon vesting. The Company recognized compensation expense in connection with restricted share units awarded of $3.9 million, $4.1 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, 2015 and 2014, the Company had $303 thousand, $5.9 million and $7.5 million, respectively, of unrecognized compensation costs related to nonvested restricted share units granted and expected to vest.
The following summary sets forth the activity related to the restricted share units.

	Years Ended December 31,
	2016		2015		2014
	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price	Restricted Share Units	Weighted Average Grant Price
Nonvested, January 1	1,120,925	$9.73	1,439,957	$10.23	1,549,111	$10.53
Granted	37,921	7.58	380,231	7.88	677,373	10.06
Vested	(649,569)	9.20	(655,211)	9.80	(667,898)	10.35
Forfeited	(187,880)	10.50	(44,052)	9.10	(118,629)	9.60
Nonvested, December 31	321,397	$10.10	1,120,925	$9.73	1,439,957	$10.23

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

The following tables summarize the Company’s defined benefit pension plan.
Obligations and Funded Status

	Years Ended December 31,
	2016	2015
	(In Thousands)
Change in benefit obligation:
Benefit obligation, January 1	$329,736	$370,572
Service cost	3,784	4,754
Interest cost	11,668	14,459
Actuarial (gain) loss	8,374	(28,846)
Benefits paid	(13,371)	(31,203)
Benefit obligation, December 31	340,191	329,736
Change in plan assets:
Fair value of plan assets, January 1	338,266	373,062
Actual return on plan assets	11,732	(3,593)
Benefits paid	(13,371)	(31,203)
Fair value of plan assets, December 31	336,627	338,266

Funded status	(3,565)	8,530
Net actuarial loss	37,445	30,357
Net amount recognized	$33,880	$38,887
Amounts recognized on the Company’s Consolidated Balance Sheets consist of:

	December 31,
	2016	2015
	(In Thousands)
Prepaid benefit cost - other assets	$—	$8,530
Accrued expenses and other liabilities	(3,565)	—
Deferred tax – other assets	13,907	11,235
Accumulated other comprehensive loss	23,538	19,122
Net amount recognized	$33,880	$38,887
The accumulated benefit obligation for the Company’s defined benefit pension plan was $338 million and $324 million at December 31, 2016 and 2015, respectively. The Company anticipates amortizing $267 thousand of the actuarial loss from accumulated other comprehensive income over the next twelve months.
The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income are as follows.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Service cost	$3,784	$4,754	$5,227
Interest cost	11,668	14,459	14,941
Expected return on plan assets	(10,446)	(10,537)	(11,961)
Recognized actuarial loss	—	563	1,802
Net periodic benefit cost	$5,006	$9,239	$10,009

The following table provides additional information related to the Company’s defined benefit pension plan.

	Years Ended December 31,
	2016	2015
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$4,416	$(9,706)

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	4.04%	4.30%
Rate of compensation increase	3.00%	3.00%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate - benefit obligations	4.29%	3.97%
Discount rate - service cost	4.52%	3.97%
Discount rate - interest cost	3.62%	3.97%
Expected return on plan assets	3.15%	2.87%
Rate of compensation increase	3.00%	3.25%
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
Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2017	$13,888
2018	14,751
2019	15,349
2020	16,216
2021	17,026
2022-2026	96,227
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2016 and include benefits attributable to estimated future employee service.
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

The following table presents the fair value of the Company’s defined benefit pension plan assets.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2016
Assets:
Cash and cash equivalents	$12,463	$12,463	$—	$—
Fixed income securities:
U.S. Treasury and other U.S government agencies	221,242	200,391	20,851	—
States and political subdivisions	6,771	—	6,771	—
Corporate bonds	96,151	—	96,151	—
Total fixed income securities	324,164	200,391	123,773	—
Fair value of plan assets	$336,627	$212,854	$123,773	$—

December 31, 2015
Assets:
Cash and cash equivalents	$5,167	$5,167	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	223,197	203,050	20,147	—
States and political subdivisions	6,818	—	6,818	—
Corporate bonds	103,084	—	103,084	—
Total fixed income securities	333,099	203,050	130,049	—
Fair value of plan assets	$338,266	$208,217	$130,049	$—
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
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $33 million and $34 million at December 31, 2016 and 2015, respectively, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans were $2.0 million, $2.0 million and $1.9 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the Company had $9.0 million and $9.3 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.
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
In aggregate, the Company recognized $37.2 million, $34.8 million, and $32.8 million of expense recorded in salaries, benefits and commissions in the Company's Consolidated Statements of Income related to this defined contribution plan for the years ended December 31, 2016, 2015, and 2014, respectively.
(20) Income Taxes
Income tax expense consisted of the following:

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Current income tax expense:
Federal	$154,572	$275,135	$155,182
State	13,322	12,409	9,449
Total	167,894	287,544	164,631
Deferred income tax benefit:
Federal	(19,973)	(102,070)	(8,834)
State	(1,900)	(8,972)	(34)
Total	(21,873)	(111,042)	(8,868)
Total income tax expense	$146,021	$176,502	$155,763
Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	Years Ended December 31,
	2016		2015		2014
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$181,140	35.0%	$239,351	35.0%	$224,048	35.0%
Increase (decrease) resulting from:
Goodwill impairment	20,965	4.0	5,950	0.9	4,375	0.7
Tax-exempt interest income	(51,246)	(9.9)	(49,170)	(7.2)	(47,794)	(7.5)
Change in valuation allowance	402	0.1	(2,029)	(0.3)	(19,118)	(3.0)
Bank owned life insurance	(6,035)	(1.2)	(6,082)	(0.9)	(6,515)	(1.0)
Income tax credits	(11,257)	(2.2)	(10,238)	(1.5)	(5,779)	(0.9)
State income tax, net of federal income taxes	7,106	1.4	4,154	0.6	6,740	1.1
Other	4,946	1.0	(5,434)	(0.8)	(194)	(0.1)
Income tax expense	$146,021	28.2%	$176,502	25.8%	$155,763	24.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
	2016	2015
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$309,655	$279,774
Accrued expenses	121,459	123,780
Loan valuation	48,880	52,240
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	98,916	57,517
Other real estate owned	567	1,009
Non accrual interest	22,707	14,194
Federal net operating loss carryforwards	15,041	18,570
Other	57,216	54,808
Gross deferred taxes	674,441	601,892
Valuation allowance	(14,639)	(13,838)
Total deferred tax assets	659,802	588,054
Deferred tax liabilities:
Premises and equipment	243,113	228,096
Core deposit and other acquired intangibles	13,117	17,146
Capitalized loan costs	47,527	45,179
Other	24,309	28,715
Total deferred tax liabilities	328,066	319,136
Net deferred tax asset	$331,736	$268,918
As of December 31, 2016 and 2015, the Company has approximately $24.1 million and $34.2 million of federal net operating loss carryforwards for future utilization, primarily attributable to Simple in 2016 and 2015. These losses begin to expire in 2034. The Company believes that it is more likely than not that the benefit from these deferred tax assets will be realized.
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2016 and 2015. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $6.6 million against the asset at both December 31, 2016 and 2015.
Additionally, the Company has state net operating loss carryforwards of approximately $238.0 million and $213.0 million at December 31, 2016 and 2015, respectively.  These state net operating losses expire in years 2017 through 2034.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $8.0 million and $7.2 million at December 31, 2016 and 2015, respectively, related to these state net operating loss carryforwards.

The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Unrecognized income tax benefits, January 1	$16,552	$28,286	$31,991
Increases for tax positions related to:
Prior years	—	58	1,182
Current year	1,933	1,537	1,189
Decreases for tax positions related to:
Prior years	(2,185)	(85)	(6,076)
Current year	—	—	—
Settlement with taxing authorities	(1,174)	(583)	—
Expiration of applicable statutes of limitation	(1,511)	(12,661)	—
Unrecognized income tax benefits, December 31	$13,615	$16,552	$28,286
During the years ended December 31, 2016, 2015 and 2014, the Company recognized $(1.8) million, $(3.2) million and $1.2 million of interest and penalties related to the unrecognized tax benefits noted above, respectively. At December 31, 2016 and 2015, the Company had approximately $5.1 million and $7.0 million, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2016, 2015 and 2014 were $13.6 million, $16.6 million and $28.3 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2012-2016
Various states (1)	2006-2016
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.
It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $9 million in 2017 due to statute expiration and audit settlement.
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
At both December 31, 2016 and 2015, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net gains (losses) of $(658) thousand, $(4.2) million and $3.8 million resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2016, 2015, and 2014, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $857 thousand, $3.8 million and $(3.2) million for the years ended December 31, 2016, 2015, and 2014, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2016
Residential mortgage loans held for sale	$105,257	$103,886	$1,371
December 31, 2015
Residential mortgage loans held for sale	$70,582	$68,553	$2,029
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

Other assets – Other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were comprised of MSRs that are valued through a discounted cash flow analysis using a third-party commercial valuation system and SBIC investments initially valued based on transaction price. The MSR valuation takes into consideration the objective characteristics of the MSR portfolio, such as loan amount, note rate, service fee, loan term, and common industry assumptions, such as servicing costs, ancillary income, prepayment estimates, earning rates, cost of fund rates, option-adjusted spreads, etc. The Company’s portfolio-specific factors are also considered in calculating the fair value of MSRs to the extent one can reasonably assume a buyer would also incorporate these factors. Examples of such factors are geographical concentrations of the portfolio, liquidity consideration, or additional views of risk not inherently accounted for in prepayment assumptions. Product liquidity and these other risks are generally incorporated through adjustment of discount factors applied to forecasted cash flows. Based on this method of pricing MSRs, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The value of the MSR is calculated by a third-party firm that specializes in the MSR market and valuation services. Additionally, the Company obtains a valuation from an independent party to compare for reasonableness. The Company’s Secondary Marketing Committee is responsible for ensuring the appropriate application of valuation, capitalization, and fair value decay policies for the MSR portfolio. The Committee meets at least monthly to review the MSR portfolio. The SBIC investments are valued initially based upon transaction price. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value. These SBIC investments are classified as Level 3 within the valuation hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,820,797	$2,820,797	$—	$—
State and political subdivisions	219	—	219	—
Other debt securities	4,120	—	4,120	—
Interest rate contracts	290,238	—	290,238	—
Foreign exchange contracts	28,367	—	28,367	—
Other trading assets	859	—	—	859
Total trading account assets	3,144,600	2,820,797	322,944	859
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,374,331	1,266,564	1,107,767	—
Mortgage-backed securities	3,763,338	—	3,763,338	—
Collateralized mortgage obligations	5,098,928	—	5,098,928	—
States and political subdivisions	8,641	—	8,641	—
Other debt securities	16,185	16,185	—	—
Equity securities (1)	380	87	—	293
Total investment securities available for sale	11,261,803	1,282,836	9,978,674	293
Loans held for sale	105,257	—	105,257	—
Derivative assets:
Interest rate contracts	46,133	—	43,709	2,424
Equity contracts	57,198	—	57,198	—
Foreign exchange contracts	3,875	—	3,875	—
Total derivative assets	107,206	—	104,782	2,424
Other assets	67,067	—	—	67,067
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,750,085	$2,750,085	$—	$—
Other debt securities	2,892	—	2,892	—
Interest rate contracts	228,748	—	228,748	—
Foreign exchange contracts	26,317	—	26,317	—
Total trading account liabilities	3,008,042	2,750,085	257,957	—
Derivative liabilities:
Interest rate contracts	33,414	—	33,382	32
Equity contracts	53,044	—	53,044	—
Foreign exchange contracts	2,103	—	2,103	—
Total derivative liabilities	88,561	—	88,529	32

(1)	Excludes $403 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2016. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the years ended December 31, 2016 and 2015. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets
	(In Thousands)
Balance, January 1, 2015	$1,590	$4	$2,318	$35,488
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(473)	—	556	(6,869)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	250	—	—
Issuances	—	—	—	15,922
Sales	—	—	—	—
Settlements	—	(1)	—	—
Balance, December 31, 2015	$1,117	$253	$2,874	$44,541
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2015	$(473)	$—	$556	$(6,869)

Balance, January 1, 2016	$1,117	$253	$2,874	$44,541
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(258)	—	(482)	(3,231)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	15,639
Issuances	—	—	—	10,118
Sales	—	(1)	—	—
Settlements	—	—	—	—
Balance, December 31, 2016	$859	$293	$2,392	$67,067
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2016	$(258)	$—	$(482)	$(3,231)

(1)	Included in noninterest income in the Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2016 and 2015 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,550	$—	$—	$2,550	$(130)
Loans held for sale	56,592	—	56,592	—	(8,295)
Impaired loans (1)	59,807	—	—	59,807	(69,051)
OREO	21,112	—	—	21,112	(3,438)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$26,386	$—	$—	$26,386	$(1,660)
Impaired loans (1)	193,954	—	—	193,954	(14,084)
OREO	20,862	—	—	20,862	(4,205)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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
Loans held for sale – Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value and are evaluated on an individual basis. The fair value of loans held for sale is based on the value included in the sales contract. Therefore, loans held for sale subjected to nonrecurring fair value adjustments are classified as Level 2.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2016	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$859	Discounted cash flow	Default rate	10.1%
			Prepayment rate	6.2% - 11.1% (8.2%)
Interest rate contracts	2,392	Discounted cash flow	Closing ratios (pull-through)	18.6% - 99.1% (68.5%)
			Cap grids	0.1% - 2.3% (1.1%)
Other assets - MSRs	51,428	Discounted cash flow	Option adjusted spread	6.1% - 18.6% (8.1%)
			Constant prepayment rate or life speed	1.3% - 62.0% (15.7%)
			Cost to service	$65 - $4,000 ($79)
Other assets - SBIC investments	15,639	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Investment securities held to maturity	$2,550	Discounted cash flow	Prepayment rate	10.9%
			Default rate	9.2%
			Loss severity	63.7%
Impaired loans	59,807	Appraised value	Appraised value	0.0% - 80.0% (31.9%)
OREO	21,112	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.
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
Other Assets - SBIC Investments
The significant unobservable inputs used in the fair value measurement of SBIC Investments are initially based upon transaction price. Increases or decreases in valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market will have a corresponding impact in the value of SBIC investments.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,251,786	$3,251,786	$3,251,786	$—	$—
Investment securities held to maturity	1,203,217	1,182,009	—	—	1,182,009
Loans, net	59,222,970	56,283,761	—	—	56,283,761
Liabilities:
Deposits	$67,279,533	$67,359,299	$—	$67,359,299	$—
FHLB and other borrowings	3,001,551	3,001,836	—	3,001,836	—
Federal funds purchased and securities sold under agreements to repurchase	39,052	39,052	—	39,052	—
Other short-term borrowings	50,000	50,000	—	50,000	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,496,828	$4,496,828	$4,496,828	$—	$—
Investment securities held to maturity	1,322,676	1,244,121	—	—	1,244,121
Loans, net	60,561,411	57,916,215	—	—	57,916,215
Liabilities:
Deposits	$65,981,766	$66,090,901	$—	$66,090,901	$—
FHLB and other borrowings	5,438,620	5,405,386	—	5,405,386	—
Federal funds purchased and securities sold under agreements to repurchase	750,154	750,154	—	750,154	—
Other short-term borrowings	150,000	150,000	—	150,000	—

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
(22) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities.

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$460,766	$405,548	$277,698
Net income taxes paid	163,917	273,578	155,368
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$26,235	$20,781	$22,176
Transfer of loans to loans held for sale	828,910	906,857	21,135
Transfer of loans held for sale to loans	—	511,400	—
Change in unrealized gain (loss) on available for sale securities	(106,743)	(107,746)	41,585
Issuance of restricted stock, net of cancellations	(1,686)	2,595	5,682
Business combinations:
Assets acquired	$—	$14,327	$117,068
Liabilities assumed	—	977	18,329

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
At December 31, 2016, the Company’s operating segments consist of Consumer and Commercial Banking, Corporate and Investment Banking, and Treasury. During the fourth quarter of 2016, the Company transferred certain customer relationships within its large middle market customer group from the Consumer and Commercial Bank segment to the Corporate and Investment Bank segment.
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
The following table presents the segment information for the Company’s segments.

	December 31, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$2,219,343	$128,552	$(3,408)	$(276,806)	$2,067,681
Allocated provision for loan losses	240,355	56,313	—	5,921	302,589
Noninterest income	825,881	177,211	54,228	(1,346)	1,055,974
Noninterest expense	1,891,396	180,642	21,096	210,388	2,303,522
Net income (loss) before income tax expense (benefit)	913,473	68,808	29,724	(494,461)	517,544
Income tax expense (benefit)	319,716	24,083	10,404	(208,182)	146,021
Net income (loss)	593,757	44,725	19,320	(286,279)	371,523
Less: net income attributable to noncontrolling interests	310	—	1,713	(13)	2,010
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$593,447	$44,725	$17,607	$(286,266)	$369,513
Average total assets	$56,455,650	$11,359,837	$16,220,449	$7,028,424	$91,064,360

	December 31, 2015
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$2,001,780	$153,322	$32,013	$(174,138)	$2,012,977
Allocated provision for loan losses	138,592	58,337	—	(3,291)	193,638
Noninterest income	825,417	156,679	91,439	5,839	1,079,374
Noninterest expense	1,829,591	158,300	20,119	206,843	2,214,853
Net income (loss) before income tax expense (benefit)	859,014	93,364	103,333	(371,851)	683,860
Income tax expense (benefit)	300,655	32,677	36,167	(192,997)	176,502
Net income (loss)	558,359	60,687	67,166	(178,854)	507,358
Less: net income attributable to noncontrolling interests	488	—	1,740	—	2,228
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$557,871	$60,687	$65,426	$(178,854)	$505,130
Average total assets	$54,548,166	$12,418,698	$14,520,289	$6,902,026	$88,389,179

	December 31, 2014
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,868,809	$130,280	$13,644	$(27,228)	$1,985,505
Allocated provision for loan losses	114,850	11,962	—	(20,511)	106,301
Noninterest income	776,451	197,585	76,699	(42,923)	1,007,812
Noninterest expense	1,806,060	143,924	17,597	279,296	2,246,877
Net income (loss) before income tax expense (benefit)	724,350	171,979	72,746	(328,936)	640,139
Income tax expense (benefit)	269,821	64,062	27,098	(205,218)	155,763
Net income (loss)	454,529	107,917	45,648	(123,718)	484,376
Less: net income attributable to noncontrolling interests	212	—	1,764	—	1,976
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$454,317	$107,917	$43,884	$(123,718)	$482,400
Average total assets	$49,871,303	$7,712,297	$13,232,917	$6,793,903	$77,610,420
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2015 and 2014 segment information has been revised to conform to the 2016 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(24) Parent Company Financial Statements
The condensed financial information for BBVA Compass Bancshares, Inc. (Parent company only) is presented as follows:
Parent Company Balance Sheets

	December 31,
	2016	2015
	(In Thousands)
Assets:
Cash and cash equivalents	$222,314	$264,708
Investment securities available for sale	200,045	100,006
Investments in subsidiaries:
Banks	12,096,195	12,072,904
Non-banks	288,900	249,787
Other assets	48,900	37,119
Total assets	$12,856,354	$12,724,524
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$134,668	$128,841
Shareholder’s equity	12,721,686	12,595,683
Total liabilities and shareholder’s equity	$12,856,354	$12,724,524
Parent Company Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Income:
Dividends from banking subsidiaries	$270,000	$101,000	$102,000
Dividends from non-bank subsidiaries	110	20,098	22,096
Other	2,743	318	1,359
Total income	272,853	121,416	125,455
Expense:
Salaries and employee benefits	1,877	—	1,131
Other	12,521	8,927	9,591
Total expense	14,398	8,927	10,722
Income before income tax benefit and equity in undistributed earnings of subsidiaries	258,455	112,489	114,733
Income tax benefit	(5,028)	(3,866)	(301)
Income before equity in undistributed earnings of subsidiaries	263,483	116,355	115,034
Equity in undistributed earnings of subsidiaries	106,030	388,775	367,366
Net income	$369,513	$505,130	$482,400
Other comprehensive income (loss) (1)	(68,916)	(47,474)	36,074
Comprehensive income	$300,597	$457,656	$518,474

(1)	See Consolidated Statement of Comprehensive Income detail.

Parent Company Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In Thousands)
Operating Activities:
Net income	$369,513	$505,130	$482,400
Adjustments to reconcile net income to cash provided by operations:
Amortization of stock based compensation	3,947	4,128	4,470
Depreciation	68	54	49
Equity in undistributed earnings of subsidiaries	(106,030)	(388,775)	(367,366)
(Increase) decrease in other assets	(2,723)	(2,832)	407
Increase in accrued expenses and other liabilities	5,823	3,202	4,111
Net cash provided by operating activities	270,598	120,907	124,071
Investing Activities:
Purchases of investment securities available for sale	(311,441)	(100,024)	—
Sales and maturities of investment securities available for sale	210,000	—	—
Purchase of premises and equipment	(8,732)	(182)	(24)
Contributions to subsidiaries	(24,746)	—	(116,323)
Net cash used in investing activities	(134,919)	(100,206)	(116,347)
Financing Activities:
Vesting of restricted stock	(1,744)	(3,603)	(4,702)
Restricted stock grants retained to cover taxes	(630)	(3,016)	(2,507)
Issuance of preferred stock	—	229,475	—
Issuance of common stock	—	—	117,000
Dividends paid	(175,699)	(115,000)	(124,000)
Net cash (used in) provided by financing activities	(178,073)	107,856	(14,209)
Net (decrease) increase in cash and cash equivalents	(42,394)	128,557	(6,485)
Cash and cash equivalents at beginning of the year	264,708	136,151	142,636
Cash and cash equivalents at end of the year	$222,314	$264,708	$136,151

(25) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2016, 2015 and 2014.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $5.2 billion and $5.3 billion as of December 31, 2016 and December 31, 2015, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	December 31,
	2016	2015
	(In Thousands)
Derivative contracts:
Fair value hedges	$(14,225)	$(9,405)
Cash flow hedges	(380)	(40)
Free-standing derivative instruments not designated as hedging instruments	(14,326)	(20,082)
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

	December 31,
	2016	2015
	(In Thousands)
Securities purchased under agreements to resell	$8,330	$26,404
Securities sold under agreements to repurchase	23,397	74,049
Borrowings
BSI, a wholly owned subsidiary of the Company, has a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with a maturity date of March 16, 2018. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At December 31, 2016 there was $50 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. At December 31, 2015 there was $150 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $3.1 million, $2.3 million, and $138 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in interest on other short term borrowings within the Company's Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $27.2 million, $21.7 million, and $13.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recorded as a component of noninterest income within the Company's Consolidated Statements of Income. Expenses associated with these agreements were $23.7 million, $25.4 million and $26.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are recorded as a component of noninterest expense within the Company's Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both December 31, 2016 and 2015, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the year ended December 31, 2016, the Company paid $13.7 million of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the year ended December 31, 2016, the Company sold approximately $444 million of commercial loans to BBVA and recognized a gain on sale of $1.5 million that was recorded as a component of other noninterest income within the Company's Consolidated Statements of Income.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).
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
For the years ended December 31, 2016 and 2015, professional services were performed by Deloitte & Touche LLP. The following table sets forth the aggregate fees paid to Deloitte & Touche LLP by the Company.

	Years Ended December 31,
	2016	2015
Audit fees (1)	$4,814,664	$4,783,379
Audit related fees (2)	244,289	181,255
Tax fees (3)	55,851	166,740
All other fees	—	—
Total fees	$5,114,804	$5,131,374

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

Pre-approval of Services by the Independent Registered Public Accounting Firm
Under the terms of its charter, the Audit and Compliance Committee of the Board of Directors (the “Audit Committee”) must approve all audit services and permitted non-audit services to be provided by the independent registered public accounting firm for the Company, either before the firm is engaged to render such services or pursuant to pre-approval policies and procedures established by the Audit Committee, subject to a de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of the audit and otherwise in accordance with the terms of applicable SEC rules. The de minimis exception waives the pre-approval requirements for non-audit services provided that such services: (1) do not aggregate to more than five percent of total revenues paid by the Corporation to its independent registered public accountant in the fiscal year when services are provided, (2) were not recognized as non-audit services at the time of the engagement, and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives. Between meetings of the Audit Committee, the authority to pre-approve such services is delegated to the Chairperson of the Audit Committee. The Audit Committee may also delegate to one or more of its members the authority to grant pre-approvals of such services. The decisions of the Chairperson or any designee to pre-approve any audit or permitted non-audit service must be presented to the Audit Committee at its next scheduled meeting. In 2016, all of the non-audit services provided by the Company’s independent registered public accounting firm were approved by the Audit Committee.

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

16.1
Letter of Deloitte & Touche dated October 31, 2016 (Incorporated by reference to Exhibit 16.1 of the Company's Current Report on Form 8-K filed with the Commission on October 31, 2016, File No 0-55106)

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

Item 16.	10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Onur Genç	Director, President and Chief Executive Officer (principal executive officer)	March 1, 2017
Onur Genç

/s/ Kirk P. Pressley	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2017
Kirk P. Pressley

/s/ Jonathan W. Pennington	Executive Vice President and Controller (principal accounting officer)	March 1, 2017
Jonathan W. Pennington

/s/ Manuel Sánchez Rodriguez	Director, Chairman of the Board of Directors	March 1, 2017
Manuel Sánchez Rodriguez

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	March 1, 2017
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	March 1, 2017
Eduardo Aguirre, Jr.

/s/ Shelaghmichael C. Brown	Director	March 1, 2017
Shelaghmichael C. Brown

/s/ Fernando Gutiérrez Junquera	Director	March 1, 2017
Fernando Gutiérrez Junquera

/s/ Charles E. McMahen	Director	March 1, 2017
Charles E. McMahen

/s/ Jorge Sáenz-Azcúnaga	Director	March 1, 2017
Jorge Sáenz-Azcúnaga

/s/ J. Terry Strange	Director	March 1, 2017
J. Terry Strange

/s/ Guillermo F. Treviño	Director	March 1, 2017
Guillermo F. Treviño

/s/ Lee Quincy Vardaman	Director	March 1, 2017
Lee Quincy Vardaman

/s/ Mario Max Yzaguirre	Director	March 1, 2017
Mario Max Yzaguirre