Form 10-Q
period 2017-03-31
BBVA COMPASS BANCSHARES, INC
filed 2017-05-09
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2017
Common Stock (par value $0.01 per share)	222,950,751 shares

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

•	the Federal Reserve Board could object to the Company's annual capital plan, which could cause the Company to change its strategy with respect to its capital plan;

•
volatile or declining oil prices, which could have a negative impact on the economies and real estate markets of states such as Texas, resulting in, among other things, higher delinquencies and increased charge-offs in the energy lending portfolio as well as other commercial and consumer loan portfolios indirectly impacted by declining oil prices;

•	if the Bank's CRA rating were to decline, that could result in certain restrictions on the Company's activities;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
	(In Thousands)
Assets:
Cash and due from banks	$1,093,797	$1,284,261
Interest bearing funds with the Federal Reserve	2,669,135	1,830,078
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	197,000	137,447
Cash and cash equivalents	3,959,932	3,251,786
Trading account assets	2,892,254	3,144,600
Investment securities available for sale	11,846,618	11,665,055
Investment securities held to maturity (fair value of $1,142,694 and $1,182,009 at March 31, 2017 and December 31, 2016, respectively)	1,158,785	1,203,217
Loans held for sale, (includes $74,741 and $105,257 measured at fair value for March 31, 2017 and December 31, 2016, respectively)	74,741	161,849
Loans	59,705,767	60,061,263
Allowance for loan losses	(834,106)	(838,293)
Net loans	58,871,661	59,222,970
Premises and equipment, net	1,273,226	1,300,054
Bank owned life insurance	715,883	711,939
Goodwill	4,983,296	4,983,296
Other assets	1,532,837	1,435,187
Total assets	$87,309,233	$87,079,953
Liabilities:
Deposits:
Noninterest bearing	$21,476,890	$20,332,792
Interest bearing	46,052,748	46,946,741
Total deposits	67,529,638	67,279,533
FHLB and other borrowings	2,993,222	3,001,551
Federal funds purchased and securities sold under agreements to repurchase	71,559	39,052
Other short-term borrowings	2,642,539	2,802,977
Accrued expenses and other liabilities	1,186,776	1,206,133
Total liabilities	74,423,734	74,329,246
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized - 30,000,000 shares
Issued — 1,150 shares at both March 31, 2017 and December 31, 2016	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both March 31, 2017 and December 31, 2016	2,230	2,230
Surplus	14,982,125	14,985,673
Accumulated deficit	(2,207,060)	(2,327,440)
Accumulated other comprehensive loss	(150,781)	(168,252)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,855,989	12,721,686
Noncontrolling interests	29,510	29,021
Total shareholder’s equity	12,885,499	12,750,707
Total liabilities and shareholder’s equity	$87,309,233	$87,079,953
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Interest income:
Interest and fees on loans	$574,712	$561,083
Interest on investment securities available for sale	54,878	46,197
Interest on investment securities held to maturity	6,639	6,795
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	9,262	4,366
Interest on trading account assets	10,297	14,321
Total interest income	655,788	632,762
Interest expense:
Interest on deposits	70,304	77,815
Interest on FHLB and other borrowings	19,068	18,012
Interest on federal funds purchased and securities sold under agreements to repurchase	4,897	6,157
Interest on other short-term borrowings	10,086	13,896
Total interest expense	104,355	115,880
Net interest income	551,433	516,882
Provision for loan losses	80,139	113,245
Net interest income after provision for loan losses	471,294	403,637
Noninterest income:
Service charges on deposit accounts	55,168	51,425
Card and merchant processing fees	29,992	29,742
Investment banking and advisory fees	28,301	23,604
Retail investment sales	27,471	22,567
Money transfer income	25,197	24,425
Asset management fees	9,771	8,805
Corporate and correspondent investment sales	8,915	4,413
Mortgage banking	2,870	(3,434)
Bank owned life insurance	4,169	4,416
Investment securities gains, net	—	8,353
Other	52,833	78,889
Total noninterest income	244,687	253,205
Noninterest expense:
Salaries, benefits and commissions	268,015	279,769
Equipment	61,630	60,441
Professional services	57,807	56,367
Net occupancy	42,101	39,272
Money transfer expense	16,324	15,600
Amortization of intangibles	2,525	4,093
Securities impairment:
Other-than-temporary impairment	242	—
Less: non-credit portion recognized in other comprehensive income	—	—
Total securities impairment	242	—
Other	100,668	136,602
Total noninterest expense	549,312	592,144
Net income before income tax expense	166,669	64,698
Income tax expense	45,846	25,431
Net income	120,823	39,267
Less: net income attributable to noncontrolling interests	443	528
Net income attributable to BBVA Compass Bancshares, Inc.	120,380	38,739
Less: preferred stock dividends	3,548	3,219
Net income attributable to common shareholder	$116,832	$35,520
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net income	$120,823	$39,267
Other comprehensive income, net of tax:
Unrealized holding gains arising during period from securities available for sale	26,933	68,264
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	—	5,294
Net change in unrealized holding gains on securities available for sale	26,933	62,970
Change in unamortized net holding losses on investment securities held to maturity	666	529
Change in unamortized non-credit related impairment on investment securities held to maturity	223	222
Net change in unamortized holding losses on securities held to maturity	889	751
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(9,866)	2,739
Change in defined benefit plans	(485)	931
Other comprehensive income, net of tax	17,471	67,391
Comprehensive income	138,294	106,658
Less: comprehensive income attributable to noncontrolling interests	443	528
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$137,851	$106,130
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2015	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	38,739	—	528	39,267
Other comprehensive income, net of tax	—	—	—	—	67,391	—	67,391
Preferred stock dividends	—	—	(3,219)	—	—	—	(3,219)
Vesting of restricted stock	—	—	(6,175)	—	—	—	(6,175)
Restricted stock tax benefit	—	—	1,204	—	—	—	1,204
Balance, March 31, 2016	$229,475	$2,230	$15,152,077	$(2,658,214)	$(31,945)	$29,554	$12,723,177

Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	120,380	—	443	120,823
Other comprehensive income, net of tax	—	—	—	—	17,471	—	17,471
Preferred stock dividends	—	—	(3,548)	—	—	—	(3,548)
Capital contribution	—	—	—	—	—	46	46
Balance, March 31, 2017	$229,475	$2,230	$14,982,125	$(2,207,060)	$(150,781)	$29,510	$12,885,499
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Operating Activities:
Net income	$120,823	$39,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71,870	71,616
Securities impairment	242	—
Amortization of intangibles	2,525	4,093
Accretion of discount, loan fees and purchase market adjustments, net	(29)	(12,524)
Net change in FDIC indemnification liability	96	4,710
Provision for loan losses	80,139	113,245
Amortization of stock based compensation	—	1,204
Net change in trading account assets	65,829	(272,999)
Net change in trading account liabilities	(40,247)	180,253
Net change in loans held for sale	30,687	(22,477)
Deferred tax benefit	28,504	11,991
Investment securities gains, net	—	(8,353)
Loss on sale of premises and equipment	1,446	1,346
Gain on sale of loans	—	(16,143)
Net loss (gain) on sale of other real estate and other assets	1,072	(1,232)
Increase in other assets	(147,103)	(188,806)
Increase (decrease) in other liabilities	4,928	(46,266)
Net cash provided by (used in) operating activities	220,782	(141,075)
Investing Activities:
Proceeds from sales of investment securities available for sale	—	561,488
Proceeds from prepayments, maturities and calls of investment securities available for sale	636,803	436,760
Purchases of investment securities available for sale	(797,095)	(1,126,225)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	46,492	57,457
Purchases of investment securities held to maturity	(642)	(1,429)
Proceeds from sales of trading securities	228,980	173,678
Purchases of trading securities	(42,463)	(121,080)
Net change in loan portfolio	188,541	(1,591,797)
Proceeds from sales of loans	128,842	776,440
Purchase of premises and equipment	(22,086)	(25,015)
Proceeds from sale of premises and equipment	80	2,337
Payments to FDIC for covered assets	(1,091)	(124)
Proceeds from sales of other real estate owned	5,153	10,868
Net cash provided by (used in) investing activities	371,514	(846,642)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,603,782	1,850,255
Net (decrease) increase in time deposits	(1,356,449)	1,084,078
Net increase in federal funds purchased and securities sold under agreements to repurchase	32,507	143,632
Net decrease in other short-term borrowings	(160,438)	(107,863)
Proceeds from FHLB and other borrowings	1,150,000	—
Repayment of FHLB and other borrowings	(1,150,050)	(1,100,125)
Capital contribution for non-controlling interest	46	—
Vesting of restricted stock	—	(6,175)
Preferred dividends paid	(3,548)	(3,219)
Net cash provided by financing activities	115,850	1,860,583
Net increase in cash and cash equivalents	708,146	872,866
Cash and cash equivalents at beginning of year	3,251,786	4,496,828
Cash and cash equivalents at end of period	$3,959,932	$5,369,694
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA Compass Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Quarterly Report on Form 10-Q to determine if either recognition or disclosure of significant events or transactions is required.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relate to the allowance for loan losses, goodwill impairment, fair value measurements and income taxes. Actual results could differ from those estimates.
Recently Adopted Accounting Standards
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU to improve the accounting for share-based payment transactions as part of its simplification initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this standard did not have an impact on the financial condition or results of operations of the Company.
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
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  Early adoption is permitted.  The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU reduce the amortization period for certain callable debt securities carried at a premium and require the premium to be amortized over a period not to exceed the earliest call date. These amendments do not apply to securities carried at a discount. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Early adoption is permitted.  The ASU should be applied using a modified retrospective method.  The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
(2) Acquisition Activity
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. was a wholly owned U.S. subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly owned subsidiary of BBVA.  These four subsidiaries engage in money transfer services, including money transmission and foreign exchange services and are subsidiaries of BBVA Compass Payments, Inc., a wholly owned subsidiary of the Parent.
Because the Company and the acquired subsidiaries were under common control of the ultimate parent, BBVA, prior to the purchase this transaction was accounted for in a manner similar to the pooling-of-interest method, which requires the merged entities be combined at their historical cost. The difference between the net carrying amount of the four subsidiaries and the total consideration paid to BBVA Bancomer USA, Inc. was recorded as a capital transaction. The Company's consolidated financial statements and related footnotes are presented as if the transaction occurred at the beginning of the earliest date presented and the prior periods have been retrospectively adjusted.

The following table summarizes the impact of the acquisition to certain captions within the Company's Unaudited Condensed Consolidated Income Statement for the three months ended March 31, 2016.

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(In Thousands)
Three Months Ended March 31, 2016
Interest income	$632,761	$1	$632,762
Noninterest income	226,579	26,626	253,205
Noninterest expense	573,119	19,025	592,144
Income tax expense	22,618	2,813	25,431
Net income	34,478	4,789	39,267
Additionally, the Unaudited Condensed Consolidated Statements of Comprehensive Income, Shareholder's Equity and Cash Flows along with Footnotes 6, 9, 10, 12, and 13 have been adjusted to reflect these retrospective adjustments.
(3) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following tables present the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity.

	March 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,995,084	$4,896	$32,595	$2,967,385
Mortgage-backed securities	3,541,581	14,965	34,522	3,522,024
Collateralized mortgage obligations	5,013,180	5,796	84,833	4,934,143
States and political subdivisions	8,089	144	25	8,208
Other	14,129	48	116	14,061
Equity securities	400,727	70	—	400,797
Total	$11,972,790	$25,919	$152,091	$11,846,618
Investment securities held to maturity:
Collateralized mortgage obligations	$77,791	$4,926	$3,424	$79,293
Asset-backed securities	13,314	1,914	956	14,272
States and political subdivisions	1,002,928	3,302	20,680	985,550
Other	64,752	928	2,101	63,579
Total	$1,158,785	$11,070	$27,161	$1,142,694

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,409,141	$2,390	$37,200	$2,374,331
Mortgage-backed securities	3,796,270	12,869	45,801	3,763,338
Collateralized mortgage obligations	5,200,241	5,292	106,605	5,098,928
States and political subdivisions	8,457	184	—	8,641
Other	16,321	6	142	16,185
Equity securities	403,548	84	—	403,632
Total	$11,833,978	$20,825	$189,748	$11,665,055
Investment securities held to maturity:
Collateralized mortgage obligations	$83,087	$5,265	$3,278	$85,074
Asset-backed securities	15,118	1,982	1,081	16,019
States and political subdivisions	1,040,716	2,309	25,518	1,017,507
Other	64,296	1,143	2,030	63,409
Total	$1,203,217	$10,699	$31,907	$1,182,009
In the above tables, equity securities include $400 million and $403 million at March 31, 2017 and December 31, 2016, respectively, of FHLB and Federal Reserve stock carried at par.
The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.

The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at March 31, 2017 and December 31, 2016. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,342,663	$13,129	$747,898	$19,466	$2,090,561	$32,595
Mortgage-backed securities	1,202,675	9,804	1,293,140	24,718	2,495,815	34,522
Collateralized mortgage obligations	2,979,987	68,468	1,074,947	16,365	4,054,934	84,833
States and political subdivisions	4,333	25	—	—	4,333	25
Other	3,871	55	1,060	61	4,931	116
Total	$5,533,529	$91,481	$3,117,045	$60,610	$8,650,574	$152,091

Investment securities held to maturity:
Collateralized mortgage obligations	$8,468	$199	$40,759	$3,225	$49,227	$3,424
Asset-backed securities	—	—	8,317	956	8,317	956
States and political subdivisions	422,213	9,863	311,319	10,817	733,532	20,680
Other	9,380	130	10,872	1,971	20,252	2,101
Total	$440,061	$10,192	$371,267	$16,969	$811,328	$27,161

	December 31, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,277,341	$23,862	$609,078	$13,338	$1,886,419	$37,200
Mortgage-backed securities	1,425,743	15,235	1,368,957	30,566	2,794,700	45,801
Collateralized mortgage obligations	3,527,757	99,477	782,849	7,128	4,310,606	106,605
Other	3,849	77	1,057	65	4,906	142
Total	$6,234,690	$138,651	$2,761,941	$51,097	$8,996,631	$189,748

Investment securities held to maturity:
Collateralized mortgage obligations	$3,847	$527	$40,083	$2,751	$43,930	$3,278
Asset-backed securities	343	1	9,238	1,080	9,581	1,081
States and political subdivisions	532,090	13,043	313,803	12,475	845,893	25,518
Other	16,578	174	3,587	1,856	20,165	2,030
Total	$552,858	$13,745	$366,711	$18,162	$919,569	$31,907
As indicated in the previous tables, at March 31, 2017, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.

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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either March 31, 2017 or December 31, 2016, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Balance at beginning of period	$22,582	$22,452
Reductions for securities paid off during the period (realized)	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	242	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	—
Balance at end of period	$22,824	$22,452
For the three months ended March 31, 2017, there was $242 thousand of OTTI recognized on held to maturity securities. For the three months ended March 31, 2016, there was no OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

March 31, 2017	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$350,956	$350,702
Maturing after one but within five years	621,527	612,890
Maturing after five but within ten years	1,027,104	1,027,567
Maturing after ten years	1,017,715	998,495
	3,017,302	2,989,654
Mortgage-backed securities and collateralized mortgage obligations	8,554,761	8,456,167
Equity securities	400,727	400,797
Total	$11,972,790	$11,846,618

Investment securities held to maturity:
Maturing within one year	$67,232	$67,298
Maturing after one but within five years	274,836	269,078
Maturing after five but within ten years	233,024	229,624
Maturing after ten years	505,902	497,401
	1,080,994	1,063,401
Collateralized mortgage obligations	77,791	79,293
Total	$1,158,785	$1,142,694

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Gross gains	$—	$8,353
Gross losses	—	—
Net realized gains	$—	$8,353
(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	March 31, 2017	December 31, 2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,660,668	$25,122,002
Real estate – construction	2,227,405	2,125,316
Commercial real estate – mortgage	11,398,821	11,210,660
Total commercial loans	38,286,894	38,457,978
Consumer loans:
Residential real estate – mortgage	13,117,776	13,259,994
Equity lines of credit	2,560,495	2,543,778
Equity loans	420,362	445,709
Credit card	570,311	604,881
Consumer direct	1,329,242	1,254,641
Consumer indirect	3,078,748	3,134,948
Total consumer loans	21,076,934	21,243,951
Covered loans	341,939	359,334
Total loans	$59,705,767	$60,061,263
At March 31, 2017, the Company considered its energy lending portfolio as a concentration due to the impact of oil prices which reached historically low levels in 2015 and 2016 on the portfolio. Total energy exposure, including unused commitments to extend credit and letters of credit was $7.9 billion and $8.1 billion at March 31, 2017 and December 31, 2016, respectively. The funded amount of the Company's energy lending portfolio was approximately $2.9 billion and $3.2 billion at March 31, 2017 and December 31, 2016, respectively, and is reported in total commercial, financial and agricultural in the table above. The decline in oil prices negatively impacted the financial results of many borrowers in the energy lending portfolio, leading to internal risk rating downgrades. If oil prices resume their decline, the energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended March 31, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	40,045	(3,128)	(330)	43,583	(31)	80,139
Loans charged off	(42,908)	(114)	(6,338)	(52,828)	—	(102,188)
Loan recoveries	3,497	912	3,129	10,293	31	17,862
Net (charge-offs) recoveries	(39,411)	798	(3,209)	(42,535)	31	(84,326)
Ending balance	$459,214	$114,607	$115,945	$144,340	$—	$834,106
Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	83,582	(6,417)	(3,149)	39,273	(44)	113,245
Loans charged off	(19,806)	(689)	(6,201)	(39,953)	(249)	(66,898)
Loan recoveries	1,749	969	2,419	8,283	—	13,420
Net (charge-offs) recoveries	(18,057)	280	(3,782)	(31,670)	(249)	(53,478)
Ending balance	$467,638	$115,931	$125,173	$112,551	$1,147	$822,440

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
March 31, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$96,429	$7,225	$31,746	$1,951	$—	$137,351
Collectively evaluated for impairment	362,785	107,382	84,199	142,389	—	696,755
Purchased loans	—	—	—	—	—	—
Total allowance for loan losses	$459,214	$114,607	$115,945	$144,340	$—	$834,106
Ending balance of loans:
Individually evaluated for impairment	$553,976	$61,172	$176,269	$2,670	$—	$794,087
Collectively evaluated for impairment	24,082,230	13,553,116	15,922,100	4,971,678	—	58,529,124
Purchased loans	24,462	11,938	264	3,953	341,939	382,556
Total loans	$24,660,668	$13,626,226	$16,098,633	$4,978,301	$341,939	$59,705,767

December 31, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$99,932	$4,037	$32,016	$2,223	$—	$138,208
Collectively evaluated for impairment	358,648	112,900	87,468	141,069	—	700,085
Purchased loans	—	—	—	—	—	—
Total allowance for loan losses	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Ending balance of loans:
Individually evaluated for impairment	$719,468	$44,258	$186,338	$3,042	$—	$953,106
Collectively evaluated for impairment	24,377,200	13,275,968	16,062,554	4,987,208	—	58,702,930
Purchased loans	25,334	15,750	589	4,220	359,334	405,227
Total loans	$25,122,002	$13,335,976	$16,249,481	$4,994,470	$359,334	$60,061,263

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following tables present information on individually evaluated impaired loans, by loan class.

	March 31, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$200,288	$216,689	$—	$353,688	$394,842	$96,429
Real estate – construction	—	—	—	328	371	234
Commercial real estate – mortgage	21,640	22,704	—	39,204	39,504	6,991
Residential real estate – mortgage	—	—	—	113,680	113,680	9,759
Equity lines of credit	—	—	—	22,912	23,037	16,945
Equity loans	—	—	—	39,677	40,446	5,042
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	691	691	49
Consumer indirect	—	—	—	1,979	1,979	1,902
Total loans	$221,928	$239,393	$—	$572,159	$614,550	$137,351

	December 31, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$375,957	$396,294	$—	$343,511	$371,085	$99,932
Real estate – construction	—	—	—	344	459	344
Commercial real estate – mortgage	19,235	20,177	—	24,679	24,865	3,693
Residential real estate – mortgage	—	—	—	119,986	119,986	7,529
Equity lines of credit	—	—	—	24,591	25,045	19,083
Equity loans	—	—	—	41,761	42,561	5,404
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	745	745	59
Consumer indirect	—	—	—	2,297	2,297	2,164
Total loans	$395,192	$416,471	$—	$557,914	$587,043	$138,208

The following table presents information on individually evaluated impaired loans, by loan class.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$598,126	$404	$343,028	$320
Real estate – construction	334	2	3,999	2
Commercial real estate – mortgage	49,265	284	60,504	413
Residential real estate – mortgage	116,979	646	108,918	636
Equity lines of credit	23,338	229	27,912	281
Equity loans	40,570	344	45,947	373
Credit card	—	—	—	—
Consumer direct	707	6	904	8
Consumer indirect	2,064	3	1,859	2
Total loans	$831,383	$1,918	$593,071	$2,035
The table above does not include Purchased Impaired Loans, Purchased Nonimpaired Loans or loans held for sale.
Detailed information on the Company's allowance for loan losses methodology and the Company's impaired loan policy are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.
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

	Commercial
	March 31, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$22,819,424	$2,181,799	$11,107,996
Special Mention	713,760	41,654	148,639
Substandard	957,263	3,889	121,427
Doubtful	170,221	63	20,759
	$24,660,668	$2,227,405	$11,398,821

	December 31, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,142,975	$2,055,483	$10,898,877
Special Mention	758,417	60,826	187,182
Substandard	1,081,439	9,007	106,183
Doubtful	139,171	—	18,418
	$25,122,002	$2,125,316	$11,210,660

	Consumer
	March 31, 2017
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,973,925	$2,526,342	$407,031	$557,858	$1,323,731	$3,063,330
Nonperforming	143,851	34,153	13,331	12,453	5,511	15,418
	$13,117,776	$2,560,495	$420,362	$570,311	$1,329,242	$3,078,748

	December 31, 2016
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,115,936	$2,507,375	$431,417	$593,927	$1,249,370	$3,121,825
Nonperforming	144,058	36,403	14,292	10,954	5,271	13,123
	$13,259,994	$2,543,778	$445,709	$604,881	$1,254,641	$3,134,948

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$22,472	$11,804	$4,405	$540,407	$31,644	$610,732	$24,049,936	$24,660,668
Real estate – construction	487	25	3,640	1,028	114	5,294	2,222,111	2,227,405
Commercial real estate – mortgage	13,872	1,226	4,602	89,908	4,821	114,429	11,284,392	11,398,821
Residential real estate – mortgage	61,234	22,337	2,653	140,342	58,867	285,433	12,832,343	13,117,776
Equity lines of credit	9,144	3,619	1,478	32,675	—	46,916	2,513,579	2,560,495
Equity loans	5,105	1,592	376	12,626	33,635	53,334	367,028	420,362
Credit card	6,262	4,719	12,453	—	—	23,434	546,877	570,311
Consumer direct	12,025	4,866	4,874	637	662	23,064	1,306,178	1,329,242
Consumer indirect	68,851	16,161	7,463	7,955	—	100,430	2,978,318	3,078,748
Covered loans	6,448	3,479	23,673	410	—	34,010	307,929	341,939
Total loans	$205,900	$69,828	$65,617	$825,988	$129,743	$1,297,076	$58,408,691	$59,705,767

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$23,788	$6,581	$2,891	$596,454	$8,726	$638,440	$24,483,562	$25,122,002
Real estate – construction	918	50	2,007	1,239	2,393	6,607	2,118,709	2,125,316
Commercial real estate – mortgage	3,791	3,474	—	71,921	4,860	84,046	11,126,614	11,210,660
Residential real estate – mortgage	57,359	28,450	3,356	140,303	59,893	289,361	12,970,633	13,259,994
Equity lines of credit	7,922	4,583	2,950	33,453	—	48,908	2,494,870	2,543,778
Equity loans	5,615	1,843	467	13,635	34,746	56,306	389,403	445,709
Credit card	6,411	5,042	10,954	—	—	22,407	582,474	604,881
Consumer direct	13,338	4,563	4,482	789	704	23,876	1,230,765	1,254,641
Consumer indirect	85,198	22,833	7,197	5,926	—	121,154	3,013,794	3,134,948
Covered loans	7,311	1,351	27,238	730	—	36,630	322,704	359,334
Total loans	$211,651	$78,770	$61,542	$864,450	$111,322	$1,327,735	$58,733,528	$60,061,263
Policies related to the Company's nonaccrual and past due loans are included in the Company's Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended March 31, 2017, $465 thousand of TDR modifications included an interest rate concession and $84.3 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2016, $1.9 million of TDR modifications included an interest rate concession and $7.0 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	10	$80,790	3	$262
Real estate – construction	—	—	1	3,392
Commercial real estate – mortgage	—	—	3	1,275
Residential real estate – mortgage	13	2,772	17	2,338
Equity lines of credit	17	546	8	977
Equity loans	10	408	3	103
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	10	168	30	515
Covered loans	2	103	—	—
For the three months ended March 31, 2017 and 2016, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	505	—	—
Equity lines of credit	—	—	—	—
Equity loans	—	—	—	—
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	1	22	—	—
Covered loans	—	—	—	—
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
At March 31, 2017 and December 31, 2016, there were $25.9 million and $12.6 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $25 million and $21 million at March 31, 2017 and December 31, 2016, respectively. OREO included $22 million and $18 million of foreclosed residential real estate properties at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, there were $49 million and $48 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(5) Loan Sales and Servicing
Loans held for sale were $75 million and $162 million at March 31, 2017 and December 31, 2016, respectively. Loans held for sale at March 31, 2017 were comprised entirely of residential real estate — mortgage loans. Loans held for sale at December 31, 2016 were comprised of $57 million of commercial, financial and agricultural loans and $105 million of residential real estate — mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$764,022
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—
Loans and loans held for sale sold	128,842	760,297

The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$172,206	$128,911
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	4,621	5,768

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing (3)	$172,206	$444,807
Servicing fees recognized (4)	6,490	6,063

(3)	There is no recourse to the Company for the failures of borrowers to pay loans when due.

(4)	Recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	March 31, 2017	December 31, 2016
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (5)	$4,691,319	$4,684,899
MSRs (6)	50,776	51,428

(5)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(6)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Carrying value, at beginning of period	$51,428	$44,541
Additions	2,018	4,407
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	346	(5,762)
Due to other changes in fair value (7)	(3,016)	(2,469)
Carrying value, at end of period	$50,776	$40,717

(7)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At March 31, 2017 and December 31, 2016, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Fair value of MSRs	$50,776	$51,428
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.4%	97.3%
Adjustable rate mortgage loans	2.6	2.7
Total	100.0%	100.0%
Weighted average life (in years)	7.0	6.5
Prepayment speed:	6.6%	15.7%
Effect on fair value of a 10% increase	$(1,502)	$(1,646)
Effect on fair value of a 20% increase	(2,909)	(3,184)
Weighted average option adjusted spread:	8.7%	8.1%
Effect on fair value of a 10% increase	$(1,756)	$(1,758)
Effect on fair value of a 20% increase	(3,400)	(3,402)
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
(6) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The

Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on the Company's accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	March 31, 2017 (4)			December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,123,950	$32,003	$16,169	$2,123,950	$38,890	$14,226
Total fair value hedges		32,003	16,169		38,890	14,226
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	8,950,000	4	25,369	7,625,000	2,340	11,570
Swaps related to FHLB advances	120,000	—	6,333	120,000	—	7,093
Foreign currency contracts:
Forwards related to currency fluctuations	4,907	433	—	3,618	—	380
Total cash flow hedges		437	31,702		2,340	19,043
Total derivatives designated as hedging instruments		$32,440	$47,871		$41,230	$33,269

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$254,000	$374	$1,053	$251,500	$2,479	$493
Interest rate lock commitments	156,991	3,178	1	150,616	2,424	32
Equity contracts:
Purchased equity option related to equity-linked CDs	818,832	60,829	—	833,763	57,198	—
Written equity option related to equity-linked CDs	750,485	—	56,178	770,632	—	53,044
Foreign exchange contracts:
Forwards and swaps related to commercial loans	514,870	869	3,144	424,155	3,741	1,723
Spots related to commercial loans	56,775	34	25	54,599	134	—
Swap associated with sale of Visa, Inc. Class B shares	77,807	—	1,945	68,308	—	1,708
Futures contracts (3)	119,000	—	—	104,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	28,964,141	244,525	193,258	28,000,014	290,238	228,748
Foreign exchange contracts for customers	859,575	23,633	21,560	870,084	28,367	26,317
Total trading account assets and liabilities		268,158	214,818		318,605	255,065
Total free-standing derivative instruments not designated as hedging instruments		$333,442	$277,164		$384,581	$312,065

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

(4)
In January 2017, a clearing organization adopted a rule change that requires transactions to be considered settled-to-market each day. Beginning in the first quarter of 2017, to the extent the Company determined transactions with this clearing organization to be settled-to-market, the impact was a reduction to the derivative assets and liabilities as well as a corresponding decrease in cash collateral.

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
The Company recognized no gains or losses for the three months ended March 31, 2017 and 2016 related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2017, the fair value hedges had a weighted average expected remaining term of 3.9 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2017	2016
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(8,830)	$48,876
Hedged long term debt	Interest on FHLB and other borrowings	8,493	(44,731)
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	8,864	10,790
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There was $(749) thousand of cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three months ended March 31, 2017 and there was no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three months ended March 31, 2016. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2017 and 2016.
At March 31, 2017, cash flow hedges not terminated had a net fair value of $(31.3) million and a weighted average life of 1.6 years. Net losses of $34.4 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.3 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$(9,866)	$2,739
Amount reclassified from accumulated other comprehensive income (loss) into net income	5,694	519
Amount of ineffectiveness recognized in net income	(749)	—
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2017	2016
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(3)	$(240)
Option contracts related to mortgage servicing rights	Mortgage banking income	—	(105)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(2,665)	(1,455)
Interest rate lock commitments	Mortgage banking income	785	822
Interest rate contracts for customers	Corporate and correspondent investment sales	6,796	3,540
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	—	(2)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	3,630	5,291
Written equity option related to equity-linked CDs	Other expense	(3,134)	(4,556)
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(6,958)	(13,947)
Spot contracts related to commercial loans	Other income	996	(1,108)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	2,350	431
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2017, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $268 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, there was no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at March 31, 2017 have credit risk of $32 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2017 and December 31, 2016, the Company had recorded the right to reclaim cash collateral of $87 million and $103 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $44 million and $37 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2017 was $31 million for which the Company has collateral requirements of $31 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on March 31, 2017, the Company’s collateral requirements to its counterparties would require no additional increases. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2016 was $30 million for which the Company had collateral requirements of $29 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2016, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

The following table represents the Company’s total gross derivative instrument assets and liabilities subject to an enforceable master netting arrangement. The derivative instruments the Company has with its customers are not subject to an enforceable master netting arrangement.

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2017
Derivative financial assets:
Subject to a master netting arrangement	$203,289	$—	$203,289	$—	$41,212	$162,077
Not subject to a master netting arrangement	162,593	—	162,593	—	—	162,593
Total derivative financial assets	$365,882	$—	$365,882	$—	$41,212	$324,670

Derivative financial liabilities:
Subject to a master netting arrangement	$220,530	$—	$220,530	$8,384	$86,569	$125,577
Not subject to a master netting arrangement	104,505	—	104,505	—	—	104,505
Total derivative financial liabilities	$325,035	$—	$325,035	$8,384	$86,569	$230,082

December 31, 2016
Derivative financial assets:
Subject to a master netting arrangement	$234,002	$—	$234,002	$—	$33,212	$200,790
Not subject to a master netting arrangement	191,809	—	191,809	—	—	191,809
Total derivative financial assets	$425,811	$—	$425,811	$—	$33,212	$392,599

Derivative financial liabilities:
Subject to a master netting arrangement	$248,669	$—	$248,669	$9,685	$102,603	$136,381
Not subject to a master netting arrangement	96,665	—	96,665	—	—	96,665
Total derivative financial liabilities	$345,334	$—	$345,334	$9,685	$102,603	$233,046

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(7) Securities Financing Activities
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial asset and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 6, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. Treasury securities and other U.S. government agency securities and mortgage-backed securities.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2017
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$2,888,149	$2,746,902	$141,247	$141,247	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,818,461	$2,746,902	$71,559	$71,559	$—	$—

December 31, 2016
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,164,039	$3,069,489	$94,550	$94,550	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,095,655	$3,069,488	$26,167	$26,167	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
March 31, 2017
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$845,035	$1,578,613	$318,265	$—	$2,741,913
Mortgage-backed securities	—	—	76,548	—	76,548
Total	$845,035	$1,578,613	$394,813	$—	$2,818,461

December 31, 2016
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,408,736	$806,526	$798,089	$—	$3,013,351
Mortgage-backed securities	—	—	82,304	—	82,304
Total	$1,408,736	$806,526	$880,393	$—	$3,095,655
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At March 31, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $3.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $2.8 billion. At December 31, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $3.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.1 billion.
(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	March 31, 2017	December 31, 2016
	(In Thousands)
Commitments to extend credit	$26,965,029	$27,070,935
Standby and commercial letters of credit	1,456,104	1,474,405
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

The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At March 31, 2017 and December 31, 2016, the recorded amount of these deferred fees was $7 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2017, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.5 billion. At March 31, 2017 and December 31, 2016, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $79 million and $77 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both March 31, 2017 and December 31, 2016, the amount of potential recourse was $19 million of which the Company had reserved $665 thousand and $681 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both March 31, 2017 and December 31, 2016, the Company had $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
The provisions of the loss sharing agreements may also require a payment by the Bank to the FDIC on October 15, 2019. On that date, the Bank is required to pay the FDIC 60% of the excess, if any, of (i) $457 million over (ii) the sum of (a) 25% of the total net amounts paid to the Bank under both of the loss share agreements plus (b) 20% of the deemed total cost to the Bank of administering the covered assets under the loss sharing agreements. The deemed total cost to the Bank of administering the covered assets is the sum of 2% of the average of the principal amount of covered assets based on the beginning and end of year balances for each of the 10 years during which the loss sharing agreements are in effect. At both March 31, 2017 and December 31, 2016, the Company estimated the potential amount of payment due to the FDIC in 2019, at the end of the loss sharing agreements, to be approximately $147 million. The ultimate settlement amount of this payment due to the FDIC is dependent upon the performance of the underlying covered assets, the passage of time and actual claims submitted to the FDIC.
The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification liability. At March 31, 2017 and December 31, 2016, the FDIC indemnification liability was $135 million and $136 million, respectively, and was recorded in accrued expenses and other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets.

Legal and Regulatory Proceedings
In the ordinary course of business, the Company is subject to legal proceedings, including claims, litigation, investigations and administrative proceedings, all of which are considered incidental to the normal conduct of business. The Company believes it has substantial defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to defend itself vigorously. Set forth below are descriptions of certain of the Company’s legal proceedings.

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

In March 2016, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court of the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA Compass, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that BBVA Compass wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan to a third party. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In October 2016, BSI was named as a defendant in a lawsuit filed in the District Court of Harris County, Texas, and subsequently removed to the United States District Court for the Southern District of Texas, St. Lucie County Fire District Firefighters' Pension Trust, individually and on behalf of all others similarly situated v. Southwestern Energy Company, et al., wherein the plaintiffs allege that Southwestern Energy Company, its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the registration statement and prospectus related to a securities offering. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In December 2016, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Robert Hossfeld, individually and on behalf of all others similarly situated v. BBVA Compass Bancshares, Inc. and MSR Group, LLC, alleging violations of the Telephone Consumer Protection Act in the context of customer satisfaction survey calls to the cell phones of individuals who have not given, or who have withdrawn, consent to receive calls on their cell phones. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not reasonably estimable, the Company does not accrue legal reserves. At March 31, 2017, the Company had accrued legal reserves in the amount of $3 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote if “the chance of the future event or events occurring is slight.” At March 31, 2017, there were no such matters where a loss was reasonably possible and reasonably estimable, creating reasonably possible losses beyond the accrued legal reserves.
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
Trading account assets and liabilities and investment securities available for sale – Trading account assets and liabilities and investment securities available for sale consist of U.S. Treasury securities and other U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, debt obligations of state and political subdivisions, other debt and equity securities, and derivative contracts.

•
U.S. Treasury securities and other U.S. government agency securities are valued based on quoted market prices of identical assets on active exchanges (Level 1 measurements) or are valued based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, and bids/offers of government-sponsored enterprise securities (Level 2 measurements).

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
At both March 31, 2017 and December 31, 2016, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains of $1.3 million and $1.9 million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2017 and 2016, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(2.7) million and $(1.5) million for the three months ended March 31, 2017 and 2016, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2017
Residential mortgage loans held for sale	$74,741	$72,041	$2,700
December 31, 2016
Residential mortgage loans held for sale	$105,257	$103,886	$1,371
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
Other assets - MSR – Other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were comprised of MSRs that are valued through a discounted cash flow analysis using a third-party commercial valuation system. The MSR valuation takes into consideration the objective characteristics of the MSR portfolio, such as loan amount, note rate, service fee, loan term, and common industry assumptions, such as servicing costs, ancillary income, prepayment estimates, earning rates, cost of fund rates, option-adjusted spreads, etc. The Company’s portfolio-specific factors are also considered in calculating the fair value of MSRs to the extent one can reasonably assume a buyer would also incorporate these factors. Examples of such factors are geographical concentrations of the portfolio, liquidity consideration, or additional views of risk not inherently accounted for in prepayment assumptions. Product liquidity and these other risks are generally incorporated through adjustment of discount factors applied to forecasted cash flows. Based on this method of pricing MSRs, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The value of the MSR is calculated by a third-party firm that specializes in the MSR market and valuation services. Additionally, the Company obtains a valuation from an independent party to compare for reasonableness. The Company’s Secondary Marketing Committee is responsible for ensuring the appropriate application of valuation, capitalization, and fair value decay policies for the MSR portfolio. The Committee meets at least monthly to review the MSR portfolio.
Other assets - SBIC – Other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy were comprised of SBIC investments initially valued based on transaction price. The SBIC investments are valued initially based upon transaction price. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value. These SBIC investments are classified as Level 3 within the valuation hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,614,008	$2,614,008	$—	$—
Collateralized mortgage obligations	1,324	—	1,324	—
State and political subdivisions	460	—	460	—
Other debt securities	7,485	—	7,485	—
Interest rate contracts	244,525	—	244,525	—
Foreign exchange contracts	23,633	—	23,633	—
Other trading assets	819	—	—	819
Total trading account assets	2,892,254	2,614,008	277,427	819
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,967,385	1,883,291	1,084,094	—
Mortgage-backed securities	3,522,024	—	3,522,024	—
Collateralized mortgage obligations	4,934,143	—	4,934,143	—
States and political subdivisions	8,208	—	8,208	—
Other debt securities	14,061	14,061	—	—
Equity securities (1)	370	73	—	297
Total investment securities available for sale	11,446,191	1,897,425	9,548,469	297
Loans held for sale	74,741	—	74,741	—
Derivative assets:
Interest rate contracts	35,559	—	32,381	3,178
Equity contracts	60,829	—	60,829	—
Foreign exchange contracts	1,336	—	1,336	—
Total derivative assets	97,724	—	94,546	3,178
Other assets - MSR	50,776	—	—	50,776
Other assets - SBIC	22,553	—	—	22,553
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,584,514	$2,581,472	$3,042	$—
Other debt securities	8,025	—	8,025	—
Interest rate contracts	193,258	—	193,258	—
Foreign exchange contracts	21,560	—	21,560	—
Total trading account liabilities	2,807,357	2,581,472	225,885	—
Derivative liabilities:
Interest rate contracts	48,925	—	48,924	1
Equity contracts	56,178	—	56,178	—
Foreign exchange contracts	3,169	—	3,169	—
Total derivative liabilities	108,272	—	108,271	1

(1)	Excludes $400 million of FHLB and Federal Reserve stock required to be owned by the Company at March 31, 2017. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,820,797	$2,820,797	$—	$—
State and political subdivisions	219	—	219	—
Other debt securities	4,120	—	4,120	—
Interest rate contracts	290,238	—	290,238	—
Foreign exchange contracts	28,367	—	28,367	—
Other trading assets	859	—	—	859
Total trading account assets	3,144,600	2,820,797	322,944	859
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,374,331	1,266,564	1,107,767	—
Mortgage-backed securities	3,763,338	—	3,763,338	—
Collateralized mortgage obligations	5,098,928	—	5,098,928	—
States and political subdivisions	8,641	—	8,641	—
Other debt securities	16,185	16,185	—	—
Equity securities (1)	380	87	—	293
Total investment securities available for sale	11,261,803	1,282,836	9,978,674	293
Loans held for sale	105,257	—	105,257	—
Derivative assets:
Interest rate contracts	46,133	—	43,709	2,424
Equity contracts	57,198	—	57,198	—
Foreign exchange contracts	3,875	—	3,875	—
Total derivative assets	107,206	—	104,782	2,424
Other assets - MSR	51,428	—	—	51,428
Other assets - SBIC	15,639	—	—	15,639
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,750,085	$2,750,085	$—	$—
Other debt securities	2,892	—	2,892	—
Interest rate contracts	228,748	—	228,748	—
Foreign exchange contracts	26,317	—	26,317	—
Total trading account liabilities	3,008,042	2,750,085	257,957	—
Derivative liabilities:
Interest rate contracts	33,414	—	33,382	32
Equity contracts	53,044	—	53,044	—
Foreign exchange contracts	2,103	—	2,103	—
Total derivative liabilities	88,561	—	88,529	32

(1)	Excludes $403 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2016. These securities are carried at par.

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three months ended March 31, 2017 and 2016. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2015	$1,117	$253	$2,874	$44,541	$—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(46)	—	822	(8,231)	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	4,407	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, March 31, 2016	$1,071	$253	$3,696	$40,717	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2016	$(46)	$—	$822	$(8,231)	$—

Balance, December 31, 2016	$859	$293	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(40)	—	785	(2,670)	550
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	4	—	—	6,364
Issuances	—	—	—	2,018	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, March 31, 2017	$819	$297	$3,177	$50,776	$22,553
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2017	$(40)	$—	$785	$(2,670)	$550

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three months ended March 31, 2017 and 2016 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,013	$—	$—	$2,013	$(242)
Impaired loans (1)	3,510	—	—	3,510	15,921
OREO	25,113	—	—	25,113	(1,723)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Impaired loans (1)	$69,032	$—	$—	$69,032	$(15,408)
OREO	17,877	—	—	17,877	(699)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$819	Discounted cash flow	Default rate	10.2%
			Prepayment rate	5.8% - 11.0% (8.0%)
Interest rate contracts	3,177	Discounted cash flow	Closing ratios (pull-through)	18.6% - 99.1% (65.6%)
			Cap grids	0.2% - 2.2% (1.1%)
Other assets - MSRs	50,776	Discounted cash flow	Option adjusted spread	6.6% - 19.2% (8.7%)
			Constant prepayment rate or life speed	0.8% - 33.5% (6.6%)
			Cost to service	$65 - $4,000 ($76)
Other assets - SBIC investments	22,553	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Investment securities held to maturity	$2,013	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	3,510	Appraised value	Appraised value	0.0% - 80.0% (26.7%)
OREO	25,113	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,959,932	$3,959,932	$3,959,932	$—	$—
Investment securities held to maturity	1,158,785	1,142,694	—	—	1,142,694
Loans, net	58,871,661	56,219,932	—	—	56,219,932
Liabilities:
Deposits	$67,529,638	$67,603,537	$—	$67,603,537	$—
FHLB and other borrowings	2,993,222	3,037,339	—	3,037,339	—
Federal funds purchased and securities sold under agreements to repurchase	71,559	71,559	—	71,559	—
Other short-term borrowings	50,000	50,000	—	50,000	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,251,786	$3,251,786	$3,251,786	$—	$—
Investment securities held to maturity	1,203,217	1,182,009	—	—	1,182,009
Loans, net	59,222,970	56,283,761	—	—	56,283,761
Liabilities:
Deposits	$67,279,533	$67,359,299	$—	$67,359,299	$—
FHLB and other borrowings	3,001,551	3,001,836	—	3,001,836	—
Federal funds purchased and securities sold under agreements to repurchase	39,052	39,052	—	39,052	—
Other short-term borrowings	50,000	50,000	—	50,000	—
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

	Three Months Ended March 31,
	2017			2016
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$42,751	$15,818	$26,933	$107,725	$39,461	$68,264
Less: reclassification adjustment for net gains on sale of securities in net income	—	—	—	8,353	3,059	5,294
Net change in unrealized gains on securities available for sale	42,751	15,818	26,933	99,372	36,402	62,970
Change in unamortized net holding losses on investment securities held to maturity	1,058	392	666	835	306	529
Change in unamortized non-credit related impairment on investment securities held to maturity	354	131	223	351	129	222
Net change in unamortized holding losses on securities held to maturity	1,412	523	889	1,186	435	751
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(15,686)	(5,820)	(9,866)	4,305	1,566	2,739
Change in defined benefit plans	(773)	(288)	(485)	1,300	369	931
Other comprehensive income	$27,704	$10,233	$17,471	$106,163	$38,772	$67,391

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2015	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)
Other comprehensive income before reclassifications	68,264	3,068	—	—	71,332
Amounts reclassified from accumulated other comprehensive income (loss)	(4,765)	(329)	931	222	(3,941)
Net current period other comprehensive income	63,499	2,739	931	222	67,391
Balance, March 31, 2016	$7,173	$(3,668)	$(28,235)	$(7,215)	$(31,945)

Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive income (loss) before reclassifications	26,933	(6,285)	—	—	20,648
Amounts reclassified from accumulated other comprehensive income (loss)	666	(3,581)	(485)	223	(3,177)
Net current period other comprehensive income	27,599	(9,866)	(485)	223	17,471
Balance, March 31, 2017	$(91,963)	$(19,946)	$(32,513)	$(6,359)	$(150,781)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)		Condensed Consolidated Statement of Income Caption
	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$—	$8,353	Investment securities gains, net
	(1,058)	(835)	Interest on investment securities held to maturity
	(1,058)	7,518
	392	(2,753)	Income tax (expense) benefit
	$(666)	$4,765	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$6,374	$2,048	Interest and fees on loans
	(680)	(1,529)	Interest and fees on FHLB advances
	5,694	519
	(2,113)	(190)	Income tax expense
	$3,581	$329	Net of tax

Defined Benefit Plan Adjustment	$773	$(1,300)	(2)
	(288)	369	Income tax (expense) benefit
	$485	$(931)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(354)	$(351)	Interest on investment securities held to maturity
	131	129	Income tax benefit
	$(223)	$(222)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, in the Notes to the December 31, 2016, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$103,006	$108,970
Net income taxes paid	1,153	2,658
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$10,226	$6,651
Transfer of loans to loans held for sale	—	764,022
Issuance of restricted stock, net of cancellations	—	(66)

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
The following tables present the segment information for the Company’s segments.

	Three Months Ended March 31, 2017
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$508,884	$35,345	$14,268	$(7,064)	$551,433
Allocated provision for loan losses	63,305	5,720	—	11,114	80,139
Noninterest income	190,376	49,360	1,888	3,063	244,687
Noninterest expense	473,326	38,760	6,308	30,918	549,312
Net income (loss) before income tax expense (benefit)	162,629	40,225	9,848	(46,033)	166,669
Income tax expense (benefit)	56,920	14,079	3,446	(28,599)	45,846
Net income (loss)	105,709	26,146	6,402	(17,434)	120,823
Less: net income attributable to noncontrolling interests	23	—	416	4	443
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$105,686	$26,146	$5,986	$(17,438)	$120,380
Average assets	$54,346,358	$11,009,451	$15,180,526	$7,140,547	$87,676,882

	Three Months Ended March 31, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$499,812	$47,516	$(5,140)	$(25,306)	$516,882
Allocated provision for loan losses	61,011	53,427	—	(1,193)	113,245
Noninterest income	196,032	43,526	11,387	2,260	253,205
Noninterest expense	481,897	78,497	5,238	26,512	592,144
Net income (loss) before income tax expense (benefit)	152,936	(40,882)	1,009	(48,365)	64,698
Income tax expense (benefit)	53,527	(14,309)	353	(14,140)	25,431
Net income (loss)	99,409	(26,573)	656	(34,225)	39,267
Less: net income attributable to noncontrolling interests	105	—	423	—	528
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$99,304	$(26,573)	$233	$(34,225)	$38,739
Average assets	$54,581,856	$14,464,503	$16,283,929	$6,974,818	$92,305,106
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financials have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2016 segment information has been revised to conform to the 2017 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable to those presented by other financial institutions.
(13) Related Party Transactions
The Company enters into various transactions with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2017 and 2016.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $5.5 billion and $5.2 billion as of March 31, 2017 and December 31, 2016, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	March 31, 2017	December 31, 2016
	(In Thousands)
Derivative contracts:
Fair value hedges	$(16,169)	$(14,225)
Cash flow hedges	433	(380)
Free-standing derivatives not designated as hedging instruments	(3,490)	(14,326)
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

	March 31, 2017	December 31, 2016
	(In Thousands)
Securities purchased under agreements to resell	$989	$8,330
Securities sold under agreements to repurchase	69,860	23,397

Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At both March 31, 2017 and December 31, 2016, there was $50 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement, respectively. Interest expense related to these agreements was $367 thousand and $822 thousand for the three months ended March 31, 2017 and 2016, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $6.0 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $5.8 million and $6.8 million for the three months ended March 31, 2017 and 2016, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At March 31, 2017, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended March 31, 2017 and 2016, the Company paid $3.5 million and $3.2 million, respectively, of preferred stock dividends to BBVA.

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
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, and (3) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, included herein.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended March 31, 2017 was $120.4 million compared to $38.7 million earned during the three months ended March 31, 2016. The Company’s results of operations for the three months ended March 31, 2017 reflected higher net income before income tax expense primarily as a result of higher net interest income as well as lower provision for loan losses and noninterest expense.
Net interest income totaled $551.4 million for the three months ended March 31, 2017 compared to $516.9 million for the three months ended March 31, 2016. The net interest margin for the three months ended March 31, 2017 was 2.96%, compared to 2.61% for the three months ended March 31, 2016. Net interest income was positively impacted by higher market interest rates due to the impact of the Federal Reserve Board benchmark interest rate increases.
The provision for loan losses was $80.1 million for the three months ended March 31, 2017 compared to $113.2 million of provision for loan losses for the three months ended March 31, 2016. The decrease in provision for loan losses for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to a decline in negative credit quality indicators in the energy portfolio during the three months ended March 31, 2017 when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during the three months ended March 31, 2016.
Net charge-offs for the three months ended March 31, 2017 totaled $84.3 million which represented a $30.8 million increase compared to $53.5 million for the three months ended March 31, 2016. The increase in net charge-offs for the three months ended March 31, 2017 as compared to the corresponding period in 2016 was primarily driven by a $21.4 million increase in commercial, financial and agricultural net charge-offs as well as an $8.1 million increase in consumer direct net charge-offs.
Noninterest income was $244.7 million, a decrease of $8.5 million compared to the three months ended March 31, 2016. The decrease in noninterest income was largely attributable to an $8.4 million decrease in investment securities gains as well as a $26.1 million decrease in other noninterest income, primarily as a result of a $16.1 million gain recognized in 2016 on the sale of loans not initially originated for sale in the secondary market. This was offset in part by a $4.7 million increase in investment banking and advisory fees, a $4.9 million increase in retail investment sales and a $6.3 million increase in mortgage banking.
Noninterest expense decreased $42.8 million to $549.3 million for the three months ended March 31, 2017 compared to $592.1 million for the three months ended March 31, 2016. The decrease was driven by a $35.9 million decrease in other noninterest expense due in part to lower levels of provisions for unfunded commitments during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Income tax expense was $45.8 million for the three months ended March 31, 2017 compared to $25.4 million for the three months ended March 31, 2016. This resulted in an effective tax rate of 27.5% for 2017 and 39.3% for 2016. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily driven by nondeductible expenses in 2016.
The Company's total assets at March 31, 2017 were $87.3 billion, a decrease of $229 million from December 31, 2016 levels. Total loans, excluding loans held for sale, were $59.7 billion at March 31, 2017, a decrease of $355 million or 0.6% from year-end December 31, 2016 levels. The decrease in loans was primarily driven by slight decreases in both commercial and consumer loans. Deposits increased $250 million or 0.4% compared to December 31, 2016, driven by a 3.0% increase in transaction accounts which was fueled by an increase in noninterest bearing deposits offset by a 10.1% decrease in time deposits.
Total shareholder's equity at March 31, 2017 was $12.9 billion, an increase of $135 million compared to December 31, 2016.
Capital
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.12% and 11.77%, respectively, at March 31, 2017 compared to 11.85% and 11.49%, respectively, at December 31, 2016.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is dividends from the Bank. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay any dividends at March 31, 2017 and December 31, 2016 without regulatory approval.
Any dividends paid by the Parent must be set forth as capital actions in the Company's capital plan and not objected to by the Federal Reserve Board.
At March 31, 2017, the Company was fully compliant with the liquidity coverage ratio rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $120.4 million and $38.7 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s results of operations for the three months ended March 31, 2017 reflected higher net income before income tax expense primarily as a result of higher net interest income and lower provision for loan losses and noninterest expense.
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
Three Months Ended March 31, 2017 and 2016
Net interest income totaled $551.4 million for the three months ended March 31, 2017 compared to $516.9 million for the three months ended March 31, 2016.

Net interest income on a fully taxable equivalent basis totaled $571.4 million for the three months ended March 31, 2017 compared with $536.2 million for the three months ended March 31, 2016. Net interest income on a fully taxable equivalent basis increased $35.3 million in 2017 compared to 2016. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities as well as a decrease in interest expense on deposits for the three months ended March 31, 2017 compared to the same period in 2016.
Net interest margin was 2.96% for the three months ended March 31, 2017 compared to 2.61% for the three months ended March 31, 2016. The 35 basis point increase in net interest margin was primarily driven by the impact of higher benchmark interest rates.
The fully taxable equivalent yield for the three months ended March 31, 2017 for the loan portfolio was 3.98% compared to 3.73% for the same period in 2016. The 25 basis point increase was primarily driven by the impact of higher benchmark interest rates for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
The fully taxable equivalent yield on the investment securities portfolio was 2.01% for the three months ended March 31, 2017, compared to 1.81% for the three months ended March 31, 2016. The 20 basis point increase was a result of increases in market rates. Additionally, as rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The yield on trading account securities increased to 1.53% for the three months ended March 31, 2017 compared to 1.46% for the three months ended March 31, 2016 primarily due to the impact of higher market interest rates.
The average rate paid on interest bearing deposits was 0.61% for the three months ended March 31, 2017 compared to 0.66% for the three months ended March 31, 2016. The decrease reflects the impact of the decline in the average balance of certificates and other time deposits.
The average rate paid on FHLB and other borrowings for the three months ended March 31, 2017 was 2.44% compared to 1.43% for the corresponding period in 2016. The 101 basis point increase was primarily driven by the impact of interest rate contracts hedging FHLB and other borrowings.
The average rate paid on other short-term borrowings for the three months ended March 31, 2017 increased to 1.51% compared to 1.39% for the three months ended March 31, 2016 due primarily to the impact of higher market interest rates.

The following table sets forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes. Changes attributable to the mix of assets and liabilities have been allocated proportionally between the changes due to yield/rate and the changes due to volume.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	60,326,849	591,704	3.98	62,195,963	577,222	3.73
Investment securities – AFS (tax exempt) (3)	7,152	156	8.85	13,283	250	7.57
Investment securities – AFS (taxable)	11,846,837	54,776	1.88	11,177,452	46,034	1.66
Total investment securities – AFS	11,853,989	54,932	1.88	11,190,735	46,284	1.66
Investment securities – HTM (tax exempt) (3)	994,647	8,401	3.43	1,085,545	8,722	3.23
Investment securities – HTM (taxable)	174,152	1,170	2.72	207,231	1,116	2.17
Total investment securities - HTM	1,168,799	9,571	3.32	1,292,776	9,838	3.06
Trading account securities (3)	2,730,386	10,298	1.53	3,944,776	14,322	1.46
Other (4) (5) (6)	2,326,469	9,262	1.61	3,973,261	4,366	0.44
Total earning assets	78,406,492	675,767	3.50	82,597,511	652,032	3.17
Noninterest earning assets:
Cash and due from banks (6)	1,031,212			1,133,596
Allowance for loan losses	(850,362)			(784,632)
Net unrealized (loss) gain on investment securities available for sale	(142,009)			198
Other noninterest earning assets	9,231,549			9,358,433
Total assets	$87,676,882			$92,305,106
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,190,873	6,131	0.30	$7,085,934	3,942	0.22
Savings and money market accounts	25,218,935	22,301	0.36	25,775,565	26,743	0.42
Certificates and other time deposits	13,229,357	41,872	1.28	14,433,900	47,069	1.31
Foreign office deposits	—	—	—	127,071	61	0.19
Total interest bearing deposits	46,639,165	70,304	0.61	47,422,470	77,815	0.66
FHLB and other borrowings	3,167,805	19,068	2.44	5,064,803	18,012	1.43
Federal funds purchased and securities sold under agreements to repurchase (5)	42,855	4,897	46.34	800,243	6,157	3.09
Other short-term borrowings	2,707,802	10,086	1.51	4,025,428	13,896	1.39
Total interest bearing liabilities	52,557,627	104,355	0.81	57,312,944	115,880	0.81
Noninterest bearing deposits	20,577,690			20,057,143
Other noninterest bearing liabilities	1,688,907			2,207,049
Total liabilities	74,824,224			79,577,136
Shareholder’s equity	12,852,658			12,727,970
Total liabilities and shareholder’s equity	$87,676,882			$92,305,106
Net interest income/net interest spread		$571,412	2.69%		$536,152	2.36%
Net interest margin			2.96%			2.61%
Taxable equivalent adjustment		19,979			19,270
Net interest income		$551,433			$516,882

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the notes to the financial statements.

(6)
Beginning in the fourth quarter of 2016, interest bearing deposits with the Federal Reserve are included in earning assets. In prior periods, these balances were included as noninterest earning assets within cash and due from banks. Prior periods have been reclassified to conform to current period presentation.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, the Company recorded $80.1 million of provision for loan losses compared to $113.2 million of provision for loan losses for the three months ended March 31, 2016. The decrease in provision for loan losses for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to a decline in negative credit quality indicators in the energy portfolio during the three months ended March 31, 2017 when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during the three months ended March 31, 2016.
The Company recorded net charge-offs of $84.3 million during the three months ended March 31, 2017 compared to $53.5 million during the corresponding period in 2016. Included in net-charge-offs for the three months ended March 31, 2017 was $36.3 million of net charge-offs related to energy loans compared to $14.2 million of charge-offs related to energy loans for the three months ended March 31, 2016. Net charge-offs were 0.57% (or 0.34% excluding net charge-offs on energy loans) of average loans for the three months ended March 31, 2017 compared to 0.35% (or 0.27% excluding net charge-offs on energy loans) of average loans for the three months ended March 31, 2016.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Service charges on deposit accounts	$55,168	$51,425
Card and merchant processing fees	29,992	29,742
Investment banking and advisory fees	28,301	23,604
Retail investment sales	27,471	22,567
Money transfer income	25,197	24,425
Asset management fees	9,771	8,805
Corporate and correspondent investment sales	8,915	4,413
Mortgage banking	2,870	(3,434)
Bank owned life insurance	4,169	4,416
Investment securities gains, net	—	8,353
Other	52,833	78,889
Total noninterest income	$244,687	$253,205
Three Months Ended March 31, 2017 and 2016
Noninterest income was $244.7 million for the three months ended March 31, 2017 compared to $253.2 million for the three months ended March 31, 2016. The decrease in noninterest income was primarily driven by decreases in investment securities gains and other noninterest income partially offset by increases in investment banking and advisory fees, retail investment sales and mortgage banking.

Income from investment banking and advisory fees increased to $28.3 million for the three months ended March 31, 2017, compared to $23.6 million for the three months ended March 31, 2016 driven by an increase in volume in bond underwriting activity during the first quarter 2017 compared to the same period in 2016.
Retail investment sales income is comprised of mutual fund and annuity sales income and insurance sales fees. Income from retail investment sales increased to $27.5 million for the three months ended March 31, 2017 compared to $22.6 million for the three months ended March 31, 2016. Fixed annuity sales increased by approximately $2.3 million due to improved pricing on a number of fixed annuity products. Securities transaction fees also increased approximately $2.6 million due to favorable international markets.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $8.9 million for the three months ended March 31, 2017 from $4.4 million for the corresponding period in 2016 due in part to a $5.1 million increase in income related to interest rate contracts and foreign currency exchange contracts which was partially offset by a $2.2 million decrease related to the valuation changes in U.S. Treasury securities held to hedge market movements in the MSR asset.
Mortgage banking for the three months ended March 31, 2017 was $2.9 million, an increase of $6.3 million compared to the three months ended March 31, 2016. Mortgage banking for the three months ended March 31, 2017 included $6.0 million of origination fees and gains on sales of mortgage loans as well as net losses of $3.3 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended March 31, 2016 included $3.8 million of origination fees and gains on sales of mortgage loans as well as net losses of $7.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking for the three months ended March 31, 2017 compared to the corresponding period in 2016 was primarily driven by a decline in rates during the first quarter of 2016 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs. Additionally, pricing margins were higher during the first quarter of 2017 resulting in greater fee income.
Investment securities gains, net decreased by $8.4 million for the three months ended March 31, 2017 as there were no sales of AFS securities during the three months ended March 31, 2017. See "—Investment Securities" for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended March 31, 2017, other income decreased by $26.1 million due to a $16.1 million gain recognized during 2016 from the sale of loans not initially originated for sale in the secondary market, and a $7.5 million residual value write down related to a commercial lease.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Salaries, benefits and commissions	$268,015	$279,769
Equipment	61,630	60,441
Professional services	57,807	56,367
Net occupancy	42,101	39,272
Money transfer expense	16,324	15,600
Amortization of intangibles	2,525	4,093
Total securities impairment	242	—
Other	100,668	136,602
Total noninterest expense	$549,312	$592,144
Three Months Ended March 31, 2017 and 2016
Noninterest expense was $549.3 million for the three months ended March 31, 2017 a decrease of 42.8 million compared to $592.1 million for the three months ended March 31, 2016 driven by a decrease in other noninterest expense.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, FDIC indemnification expense, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased $35.9 million during the three months ended March 31, 2017 to $100.7 million compared to $136.6 million for the three months ended March 31, 2016. The decrease was primarily attributable to a $22.8 million decrease in the provision for unfunded commitments and letters of credit in 2017 compared to the corresponding period in 2016.
Income Tax Expense
Three Months Ended March 31, 2017 and 2016
The Company’s income tax expense totaled $45.8 million and $25.4 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was 27.5% for the three months ended March 31, 2017 and 39.3% for the three months ended March 31, 2016. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily driven by nondeductible expenses in 2016.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $2.9 billion at March 31, 2017 compared to $3.1 billion December 31, 2016. The $252 million decrease in trading account assets was primarily attributable to a $207 million decrease in U.S. Treasury securities held by BSI, as well as a $46 million decrease in the fair value of interest contracts for customers.
Investment Securities
As of March 31, 2017, the securities portfolio included $11.8 billion in available for sale securities and $1.2 billion in held to maturity securities for a total investment portfolio of $13.0 billion, an increase of $137 million compared with December 31, 2016.

During the three months ended March 31, 2017, the Company had no sales of securities classified as available for sale. During the three months ended March 31, 2016, the Company received proceeds of $561 million from the sale of U.S. Treasury securities and other U.S. government agency securities classified as available for sale which resulted in net gains of $8.4 million.
Lending Activities
The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate — construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real — estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.
The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	March 31, 2017	December 31, 2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,660,668	$25,122,002
Real estate – construction	2,227,405	2,125,316
Commercial real estate – mortgage	11,398,821	11,210,660
Total commercial loans	$38,286,894	$38,457,978
Consumer loans:
Residential real estate – mortgage	$13,117,776	$13,259,994
Equity lines of credit	2,560,495	2,543,778
Equity loans	420,362	445,709
Credit card	570,311	604,881
Consumer direct	1,329,242	1,254,641
Consumer indirect	3,078,748	3,134,948
Total consumer loans	$21,076,934	$21,243,951
Covered loans	341,939	359,334
Total loans	$59,705,767	$60,061,263
Loans held for sale	74,741	161,849
Total loans and loans held for sale	$59,780,508	$60,223,112
Loans and loans held for sale, net of unearned income, totaled $59.8 billion at March 31, 2017, a decrease of $443 million from December 31, 2016.
See Note 4, Loans and Allowance for Loan Losses, and Note 5, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $927 million at March 31, 2017 a decrease of $84 million compared to $1.0 billion at December 31, 2016. The decrease in nonperforming assets was primarily due to a $95 million decrease in nonaccrual loans primarily driven by a $111 million decrease in energy nonaccrual loans. At March 31, 2017, energy nonaccrual loans were $275 million compared to $387 million at December 31, 2016. The decrease in energy nonaccrual loans was due in part to sales of nonperforming energy loans during the three months ended March 31, 2017. Excluding energy nonperforming loans, nonperforming assets totaled $652 million at March 31, 2017 compared to $625 million at December 31, 2016. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.55% (or 1.15%

excluding energy nonperforming loans) at March 31, 2017 compared with 1.68% (or 1.10% excluding energy nonperforming loans) at December 31, 2016.
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
Table 5 Potential Problem Loans

	March 31, 2017	December 31, 2016
	(In Thousands)
Commercial, financial and agricultural	$593,925	$630,760
Real estate – construction	3,361	5,578
Commercial real estate – mortgage	52,353	57,108
	$649,639	$693,446

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	March 31, 2017	December 31, 2016
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$540,407	$596,454
Real estate – construction	1,028	1,239
Commercial real estate – mortgage	89,908	71,921
Residential real estate – mortgage	140,342	140,303
Equity lines of credit	32,675	33,453
Equity loans	12,626	13,635
Credit card	—	—
Consumer direct	637	789
Consumer indirect	7,955	5,926
Covered	410	730
Total nonaccrual loans	825,988	864,450
Nonaccrual loans held for sale	—	56,592
Total nonaccrual loans and loans held for sale	$825,988	$921,042
Accruing TDRs: (1)
Commercial, financial and agricultural	$31,644	$8,726
Real estate – construction	114	2,393
Commercial real estate – mortgage	4,821	4,860
Residential real estate – mortgage	58,867	59,893
Equity lines of credit	—	—
Equity loans	33,635	34,746
Credit card	—	—
Consumer direct	662	704
Consumer indirect	—	—
Covered	—	—
Total Accruing TDRs	129,743	111,322
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$129,743	$111,322
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$4,405	$2,891
Real estate – construction	3,640	2,007
Commercial real estate – mortgage	4,602	—
Residential real estate – mortgage	2,653	3,356
Equity lines of credit	1,478	2,950
Equity loans	376	467
Credit card	12,453	10,954
Consumer direct	4,874	4,482
Consumer indirect	7,463	7,197
Covered	23,673	27,238
Total loans 90 days past due and accruing	65,617	61,542
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$65,617	$61,542
OREO	$25,113	$21,112
Other repossessed assets	$9,540	$7,587

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	March 31, 2017	December 31, 2016
	(In Thousands)
Nonaccrual loans	$825,988	$921,042
Loans 90 days or more past due and accruing (1)	65,617	61,542
TDRs 90 days or more past due and accruing	1,185	589
Nonperforming loans	892,790	983,173
OREO	25,113	21,112
Other repossessed assets	9,540	7,587
Total nonperforming assets	$927,443	$1,011,872

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	March 31, 2017	December 31, 2016
	(In Thousands)
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.49%	1.63%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.55%	1.68%
Allowance for loan losses as a percentage of loans	1.40%	1.40%
Allowance for loan losses as a percentage of nonperforming loans (3)	93.43%	90.47%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 9 Rollforward of Nonaccrual Loans

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Balance at beginning of period,	$920,312	$406,911
Additions	163,417	497,717
Returns to accrual	(17,398)	(8,987)
Loan sales	(98,772)	—
Payments and paydowns	(28,468)	(5,340)
Transfers to OREO	(11,325)	(5,312)
Charge-offs	(102,188)	(66,648)
Balance at end of period	$825,578	$818,341
When borrowers are experiencing financial difficulties, the Company, in order to assist the borrowers in repaying the principal and interest owed to the Company, may make certain modifications to the loan agreement. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in a classification of the loan as a TDR. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan term. The financial effects of

TDRs are reflected in the components that comprise the allowance for loan losses in either the amount of charge-offs or loan loss provision and period-end allowance levels. All TDRs are considered to be impaired loans. Refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 10 Rollforward of TDR Activity

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Balance at beginning period	$213,868	$227,817
New TDRs	84,684	8,862
Payments/Payoffs	(12,642)	(37,663)
Charge-offs	(3,520)	(704)
Loan sales	—	—
Transfer to OREO	(306)	(151)
Balance at end of period	$282,084	$198,161
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans increased to $282 million at March 31, 2017 from $214 million at December 31, 2016. Included in these amounts are $130 million at March 31, 2017 and $111 million at December 31, 2016 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses decreased to $834 million at March 31, 2017, from $838 million at December 31, 2016. The ratio of the allowance for loan losses to total loans was 1.40% at both March 31, 2017 and December 31, 2016. Nonperforming loans were $893 million at March 31, 2017 compared to $983 million at December 31, 2016. The allowance attributable to individually impaired loans was $137 million at March 31, 2017 compared to $138 million at December 31, 2016. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.57% of average loans for the three months ended March 31, 2017 compared to 0.35% of average loans for the three months ended March 31, 2016. The increase in net charge-offs for the three months ended March 31, 2017 as compared to the corresponding period in 2016 was driven in part by a $21.4 million increase in commercial, financial and agricultural net charge-offs as well as an $8.1 million increase in consumer direct net charge-offs. Commercial, financial and agricultural net charge-offs include $36.3 million of net charge-offs related to energy loans for the three months ended March 31, 2017 compared to $14.2 million of net charge-offs related to energy loans for the three months ended March 31, 2016.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
Average loans outstanding during the period	$60,265,730	$62,119,402
Allowance for loan losses, beginning of period	$838,293	$762,673
Charge-offs:
Commercial, financial and agricultural	42,908	19,806
Real estate – construction	9	241
Commercial real estate – mortgage	105	448
Residential real estate – mortgage	3,118	2,245
Equity lines of credit	1,926	3,128
Equity loans	1,294	828
Credit card	10,620	8,923
Consumer direct	18,400	9,808
Consumer indirect	23,808	21,222
Covered	—	249
Total charge-offs	102,188	66,898
Recoveries:
Commercial, financial and agricultural	3,497	1,749
Real estate – construction	66	543
Commercial real estate – mortgage	846	426
Residential real estate – mortgage	1,923	1,284
Equity lines of credit	760	913
Equity loans	446	222
Credit card	802	733
Consumer direct	1,582	1,097
Consumer indirect	7,909	6,453
Covered	31	—
Total recoveries	17,862	13,420
Net charge-offs	84,326	53,478
Total provision for loan losses	80,139	113,245
Allowance for loan losses, end of period	$834,106	$822,440
Net charge-offs to average loans	0.57%	0.35%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of March 31, 2017 and December 31, 2016.
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
The commercial, financial and agricultural portfolio segment totaled $24.7 billion at March 31, 2017, compared to $25.1 billion at December 31, 2016. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans.

Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	March 31, 2017				December 31, 2016
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$659,404	$17	$—	$—	$616,304	$40	$—	$57
Basic Materials	748,511	15,022	—	—	740,247	12,388	—	—
Capital Goods & Industrial Services	2,565,143	7,303	168	433	2,743,174	645	174	—
Construction & Infrastructure	570,710	35,777	22,979	3	584,864	33,992	29	—
Consumer & Healthcare	3,328,848	6,990	368	170	3,369,105	3,363	374	56
Energy	2,874,371	275,262	—	—	3,246,189	386,544	—	—
Financial Services	1,328,771	224	—	—	1,312,048	115	—	—
General Corporates	1,935,624	90,627	46	3,721	2,063,467	80,606	54	2,684
Institutions	2,702,244	1,486	7,872	78	2,517,455	1,650	7,868	74
Leisure	2,302,092	8,581	156	—	2,140,059	8,458	170	—
Retailers	2,675,453	27,770	—	—	2,558,574	30,460	—	—
Telecoms, Technology & Media	1,437,905	2,033	53	—	1,617,628	2,234	53	20
Transportation	787,748	44,689	—	—	842,487	11,384	—	—
Utilities	743,844	24,626	2	—	770,401	24,575	4	—
Total Commercial, Financial and Agricultural	$24,660,668	$540,407	$31,644	$4,405	$25,122,002	$596,454	$8,726	$2,891

(1)	December 31, 2016 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2017.

The Company has been closely monitoring its energy sector lending portfolio which was negatively impacted by the lower level of oil prices which began in mid-2014. Total energy exposure, including unused commitments to extend credit and letters of credit was $7.9 billion and $8.1 billion at March 31, 2017 and December 31, 2016, respectively. As shown in Table 13, the Company's energy sector loan balances at March 31, 2017 were approximately $2.9 billion and represented 4.8% of the Company's total loans compared to $3.2 billion and 5.4% of the Company's total loans as of December 31, 2016. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 13 Energy Portfolio

	March 31, 2017			December 31, 2016
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$1,485,146	4,075,960	$261,262	$1,654,565	$4,182,861	$308,096
Midstream	1,070,490	3,163,821	11,298	1,199,844	3,230,513	11,298
Drilling oil and support services	193,863	398,824	2,393	263,770	467,908	66,811
Refineries and terminals	124,872	260,770	310	128,010	262,618	339
Other	—	—	—	—	—	—
Total energy portfolio	$2,874,371	$7,899,375	$275,263	$3,246,189	$8,143,900	$386,544

	March 31, 2017		December 31, 2016
	As a % of Energy Loans	As a % of Total Loans	As a % of Energy Loans	As a % of Total Loans
Exploration and production	51.7%	2.5%	51.0%	2.8%
Midstream	37.2	1.8	37.0	2.0
Drilling oil and support services	6.8	0.3	8.1	0.4
Refineries and terminals	4.3	0.2	3.9	0.2
Other	—	—	—	—
Total energy portfolio	100.0%	4.8%	100.0%	5.4%
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of March 31, 2017, the Company has observed a decrease in total energy loans outstanding as well as a decrease in nonaccrual loans, as indicated in Table 13. The decrease in total exposure in the energy portfolio primarily reflected reduced borrowing bases resulting in a reduction in total commitments, while the decrease in recorded investment largely reflected energy customers taking actions to adjust their cash flows and reduce their levels of debt.
The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at March 31, 2017 was 32.9%, comprised of 10.6% rated special mention and 22.3% rated substandard or lower. At December 31, 2016 the overall level of loans rated special mention or lower in the energy portfolio was 32.7%, comprised of 8.7% rated special mention and 24.0% rated substandard or lower.
Currently, the credit quality issues have mostly been isolated to the exploration and production subsector and the drilling oil and support services subsector, even though the latter represents a relatively small percentage of the portfolio. These subsectors are the subsectors most acutely impacted by pricing conditions. At March 31, 2017, approximately 81% of loans rated special mention or lower were in the exploration and production subsector. Within this subsector, many loans are secured and utilize borrowing base features linked to the physical commodity reserves and supported by engineering data. The borrowing bases are refreshed with updated information on a recurring basis. In the current pricing environment, the Company generally continues to see adequate collateral support of secured energy borrowers, including secured reserve based lines of credit for exploration and production borrowers. The Company's internal valuation methodologies involve independent engineering analysis of a borrower's reserve to calculate the present value of discounted cash flows that secure the loan. In doing so, the Company applies its oil and gas pricing policy, or when needed external market indices for oil and gas prices. Generally, the drilling oil and support services subsector also has a high risk for impact from the pricing environment since their operations are directly impacted by reduced spending by those in the exploration and production sector. However as noted in Table 13, the Company's exposure in this sector is limited.
For the three months ended March 31, 2017, charge-offs on energy loans were approximately $36.3 million compared to $14.2 million for the three months ended March 31, 2016. Charge-offs in this portfolio have remained low as the majority of classified energy portfolio loans remain well secured. However, if the current level of oil prices declines further, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of March 31, 2017, the Company's allowance for loan losses attributable to the energy portfolio totaled approximately 3.5% of outstanding energy loans.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.4 billion and $11.2 billion at March 31, 2017 and December 31, 2016, respectively and real estate — construction loans totaled $2.2 billion at March 31, 2017, and $2.1 billion at December 31, 2016, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 14 Commercial Real Estate

	March 31, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$437,493	$2,677	$2,496	$—	$493,199	$1,853	$2,513	$—
Arizona	792,409	7,318	—	—	847,908	5,252	—	—
California	1,212,759	4,329	—	—	1,139,785	4,645	—	—
Colorado	448,896	6,468	—	—	436,640	6,902	—	—
Florida	994,912	8,616	127	—	912,874	7,262	134	—
New Mexico	165,667	5,877	131	4,602	174,911	6,354	132	—
Texas	3,484,665	47,830	1,138	—	3,576,090	33,043	1,152	—
Other	3,862,020	6,793	929	—	3,629,253	6,610	929	—
	$11,398,821	$89,908	$4,821	$4,602	$11,210,660	$71,921	$4,860	$—

Table 15 Real Estate – Construction

	March 31, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$17,436	$83	$—	$131	$17,517	$43	$—	$—
Arizona	116,209	—	—	1,208	94,191	—	—	—
California	263,142	—	—	—	246,094	—	—	—
Colorado	98,606	—	—	—	91,434	—	—	—
Florida	222,834	—	—	—	228,530	2	—	—
New Mexico	14,791	44	56	—	16,487	—	1,163	—
Texas	1,061,491	591	58	2,301	1,024,830	1,066	1,230	2,007
Other	432,896	310	—	—	406,233	128	—	—
	$2,227,405	$1,028	$114	$3,640	$2,125,316	$1,239	$2,393	$2,007
Residential Real Estate
The residential real estate portfolio includes residential real estate — mortgage loans, equity lines of credit and equity loans. The residential real estate portfolio primarily contains loans to individuals, which are secured by single-family residences. Loans of this type are generally smaller in size than commercial real estate loans and are geographically dispersed throughout the Company's market areas, with some guaranteed by government agencies or private mortgage insurers. Losses on residential real estate loans depend, to a large degree, on the level of interest rates, the unemployment rate, economic conditions and collateral values.
Residential real estate - mortgage loans totaled $13.1 billion and $13.3 billion at March 31, 2017 and December 31, 2016, respectively. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 16 Residential Real Estate — Mortgage

	March 31, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$983,897	$17,500	$11,636	$286	$1,005,975	$16,607	$11,390	$512
Arizona	1,251,701	9,272	9,400	329	1,270,521	11,831	9,901	412
California	2,910,191	13,036	3,175	71	2,929,393	16,258	2,164	429
Colorado	1,091,440	14,098	2,544	—	1,111,097	14,165	2,552	—
Florida	1,686,149	31,274	9,567	115	1,697,555	28,266	10,636	120
New Mexico	219,501	2,354	1,114	—	216,865	1,955	1,630	—
Texas	4,492,431	36,295	18,681	1,659	4,539,469	34,232	18,850	1,752
Other	482,466	16,513	2,750	193	489,119	16,989	2,770	131
	$13,117,776	$140,342	$58,867	$2,653	$13,259,994	$140,303	$59,893	$3,356

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 17 Residential Real Estate - Mortgage

	March 31, 2017				December 31, 2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$674,883	$90,220	$16,250	$1,676	$664,660	$91,262	$14,831	$2,111
621 – 680	1,234,695	20,989	15,655	611	1,279,658	21,507	16,854	825
681 – 720	1,994,951	7,648	12,535	66	1,980,276	6,288	13,921	37
Above 720	8,455,277	4,007	13,902	186	8,548,993	4,327	13,957	193
Unknown	757,970	17,478	525	114	786,407	16,919	330	190
	$13,117,776	$140,342	$58,867	$2,653	$13,259,994	$140,303	$59,893	$3,356
Equity lines of credit and equity loans totaled $3.0 billion at both March 31, 2017 and December 31, 2016. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 18 Equity Loans and Lines

	March 31, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$557,763	$8,475	$11,180	$400	$566,990	$8,380	$11,338	$932
Arizona	392,421	7,659	4,049	385	399,225	8,562	4,396	989
California	322,226	2,211	246	—	314,929	1,216	285	—
Colorado	190,069	3,886	1,396	—	192,517	3,802	1,388	86
Florida	379,931	8,711	7,400	285	382,853	9,195	7,375	583
New Mexico	52,673	1,658	588	59	53,491	2,087	600	—
Texas	1,050,170	11,232	8,374	645	1,040,395	12,309	8,997	704
Other	35,604	1,469	402	80	39,087	1,537	367	123
	$2,980,857	$45,301	$33,635	$1,854	$2,989,487	$47,088	$34,746	$3,417

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 19 Equity Loans and Lines

	March 31, 2017				December 31, 2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$214,349	$24,079	$9,506	$1,383	$207,659	$24,532	$8,723	$1,940
621 – 680	403,700	11,925	10,904	147	412,752	12,930	13,326	542
681 – 720	578,363	6,536	6,689	155	557,850	6,980	6,081	713
Above 720	1,771,682	2,576	6,353	147	1,798,151	2,466	6,430	222
Unknown	12,763	185	183	22	13,075	180	186	—
	$2,980,857	$45,301	$33,635	$1,854	$2,989,487	$47,088	$34,746	$3,417
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using industry accepted tools and underwriting guidelines. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at March 31, 2017 were $5.0 billion, or 8.3% of the total loan portfolio compared to $5.0 billion, or 8.3% of the total loan portfolio at December 31, 2016.
Foreign Exposure
As of March 31, 2017, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At March 31, 2017, the Company's and the Bank's credit ratings were as follows:
Table 20 Credit Ratings

As of March 31, 2017
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
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Deposits
Total deposits increased by $250 million from December 31, 2016 to March 31, 2017. At March 31, 2017 and December 31, 2016, total deposits included $6.3 billion and $5.8 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 21 Composition of Deposits

	March 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,476,890	31.8%	$20,332,792	30.2%
Interest-bearing demand deposits	8,581,291	12.7	8,188,868	12.2
Savings and money market	25,397,264	37.6	25,330,003	37.6
Time deposits	12,074,193	17.9	13,427,870	20.0
Total deposits	$67,529,638	100.0%	$67,279,533	100.0%
Total deposits increased from December 31, 2016 to March 31, 2017 primarily due to growth in noninterest bearing demand deposits, interest-bearing demand deposits and savings and money market deposits primarily due to seasonality. Offsetting this increase was a decrease in time deposits driven by higher maturity levels of time deposits.

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
Table 22 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at March 31, 2017
Federal funds purchased	$—	$304	—%	$—	—%
Securities sold under agreements to repurchase	71,559	42,551	0.68	71,559	0.82
Other short-term borrowings	2,721,539	2,707,802	1.51	2,642,539	1.54
	$2,793,098	$2,750,657		$2,714,098
Balance at December 31, 2016
Federal funds purchased	$766,095	$372,355	0.49%	$12,885	0.39%
Securities sold under agreements to repurchase	148,291	79,625	0.49	26,167	0.55
Other short-term borrowings	4,497,354	3,778,752	1.44	2,802,977	1.68
	$5,411,740	$4,230,732		$2,842,029
At both March 31, 2017 and December 31, 2016, FHLB and other borrowings were $3.0 billion, respectively. For the three months ended March 31, 2017, the Company had $1.2 billion of proceeds received from FHLB and other borrowings and repayments were approximately $1.2 billion.
Shareholder’s Equity
Total shareholder's equity was $12.9 billion at March 31, 2017 compared to $12.8 billion at December 31, 2016, an increase of $135 million. Shareholder's equity increased $120 million due to earnings attributable to the Company during the period offset by the payment of preferred dividends totaling $3.5 million.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2017, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2017.
Table 23 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
March 31, 2017
Rate Change
+ 200 basis points	8.26%
+ 100 basis points	4.20
- 50 basis points	(1.96)
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
Table 24 Economic Value of Equity

Estimated % Change in Economic Value of Equity
March 31, 2017
Rate Change
+ 300 basis points	(5.46)%
+ 200 basis points	(3.37)
+ 100 basis points	(1.48)
- 50 basis points	0.32
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2017, the Company had derivative financial instruments outstanding with notional amounts of $43.8 billion. The estimated net fair value of open contracts was in an asset position of $41 million at

March 31, 2017. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at March 31, 2017 or December 31, 2016 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. As of January 2017, the LCR requirement was 100 percent. At March 31, 2017, the Company was fully compliant with the LCR requirements in effect for 2017. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at March 31, 2017 and December 31, 2016.
Table 25 Capital Ratios

	March 31, 2017	December 31, 2016
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,783,911	$7,669,118
Tier 1 Capital	8,017,836	7,907,518
Total Capital	9,609,963	9,550,482
Ratios:
CET1 Risk-based Capital Ratio	11.77%	11.49%
Tier 1 Risk-based Capital Ratio	12.12	11.85
Total Risk-based Capital Ratio	14.53	14.31
Leverage Ratio	9.68	9.46
At March 31, 2017, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2016.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2016.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended March 31, 2017. For the three months ended March 31, 2017, no fees and/or commissions have been recorded in connection with these counter indemnities. In addition, during this period the BBVA Group incurred in cancellation expenses of $138.8 in respect of a counter guarantee which was cancelled on March 23, 2016. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, any payments of amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding counter indemnity as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.

Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for two employees of the Iranian embassy in Spain. The two employees are Spanish citizens, and one of them retired in 2015. Estimated gross revenues for the three months ended March 31, 2017, from embassy-related activity, which include fees and/or commissions, did not exceed $328. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: May 9, 2017	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer