Form 10-Q
period 2017-06-30
BBVA COMPASS BANCSHARES, INC
filed 2017-08-08
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment

Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
	(In Thousands)
Assets:
Cash and due from banks	$1,073,646	$1,284,261
Interest bearing funds with the Federal Reserve	2,120,285	1,830,078
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	182,215	137,447
Cash and cash equivalents	3,376,146	3,251,786
Trading account assets	2,651,083	3,144,600
Investment securities available for sale	12,142,844	11,665,055
Investment securities held to maturity (fair value of $1,147,962 and $1,182,009 at June 30, 2017 and December 31, 2016, respectively)	1,143,171	1,203,217
Loans held for sale, (includes $74,558 and $105,257 measured at fair value for June 30, 2017 and December 31, 2016, respectively)	74,558	161,849
Loans	59,881,160	60,061,263
Allowance for loan losses	(816,952)	(838,293)
Net loans	59,064,208	59,222,970
Premises and equipment, net	1,253,516	1,300,054
Bank owned life insurance	718,938	711,939
Goodwill	4,983,296	4,983,296
Other assets	1,596,159	1,435,187
Total assets	$87,003,919	$87,079,953
Liabilities:
Deposits:
Noninterest bearing	$21,000,630	$20,332,792
Interest bearing	44,616,750	46,946,741
Total deposits	65,617,380	67,279,533
FHLB and other borrowings	4,789,494	3,001,551
Federal funds purchased and securities sold under agreements to repurchase	31,619	39,052
Other short-term borrowings	2,435,260	2,802,977
Accrued expenses and other liabilities	1,140,536	1,206,133
Total liabilities	74,014,289	74,329,246
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both June 30, 2017 and December 31, 2016	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both June 30, 2017 and December 31, 2016	2,230	2,230
Surplus	14,916,198	14,985,673
Accumulated deficit	(2,050,051)	(2,327,440)
Accumulated other comprehensive loss	(137,131)	(168,252)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,960,721	12,721,686
Noncontrolling interests	28,909	29,021
Total shareholder’s equity	12,989,630	12,750,707
Total liabilities and shareholder’s equity	$87,003,919	$87,079,953
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Interest income:
Interest and fees on loans	$607,375	$559,170	$1,182,087	$1,120,253
Interest on investment securities available for sale	55,590	36,442	110,468	82,639
Interest on investment securities held to maturity	6,821	6,759	13,460	13,554
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	12,049	4,346	21,311	8,712
Interest on trading account assets	9,805	13,412	20,102	27,733
Total interest income	691,640	620,129	1,347,428	1,252,891
Interest expense:
Interest on deposits	65,914	76,933	136,218	154,748
Interest on FHLB and other borrowings	22,450	19,592	41,518	37,604
Interest on federal funds purchased and securities sold under agreements to repurchase	6,942	5,434	11,839	11,591
Interest on other short-term borrowings	10,506	13,932	20,592	27,828
Total interest expense	105,812	115,891	210,167	231,771
Net interest income	585,828	504,238	1,137,261	1,021,120
Provision for loan losses	45,285	86,673	125,424	199,918
Net interest income after provision for loan losses	540,543	417,565	1,011,837	821,202
Noninterest income:
Service charges on deposit accounts	54,919	51,921	110,087	103,346
Card and merchant processing fees	32,460	31,509	62,452	61,251
Retail investment sales	28,588	26,985	56,059	49,552
Money transfer income	27,330	26,477	52,527	50,902
Investment banking and advisory fees	19,943	28,335	48,244	51,939
Asset management fees	10,055	8,386	19,826	17,191
Corporate and correspondent investment sales	12,189	10,103	21,104	14,516
Mortgage banking	3,316	602	6,186	(2,832)
Bank owned life insurance	4,220	4,455	8,389	8,871
Investment securities gains, net	—	21,684	—	30,037
Other	53,305	67,789	106,138	146,678
Total noninterest income	246,325	278,246	491,012	531,451
Noninterest expense:
Salaries, benefits and commissions	288,426	277,166	556,441	556,935
Equipment	62,405	59,508	124,035	119,949
Professional services	64,840	58,401	122,647	114,768
Net occupancy	41,240	39,999	83,341	79,271
Money transfer expense	17,807	17,768	34,131	33,368
Amortization of intangibles	2,525	4,094	5,050	8,187
Securities impairment:
Other-than-temporary impairment	—	281	242	281
Less: non-credit portion recognized in other comprehensive income	—	151	—	151
Total securities impairment	—	130	242	130
Other	95,242	83,971	195,910	220,573
Total noninterest expense	572,485	541,037	1,121,797	1,133,181
Net income before income tax expense	214,383	154,774	381,052	219,472
Income tax expense	56,943	32,272	102,789	57,703
Net income	157,440	122,502	278,263	161,769
Less: net income attributable to noncontrolling interests	431	518	874	1,046
Net income attributable to BBVA Compass Bancshares, Inc.	157,009	121,984	277,389	160,723
Less: preferred stock dividends	3,700	3,453	7,248	6,672
Net income attributable to common shareholder	$153,309	$118,531	$270,141	$154,051
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Net income	$157,440	$122,502	$278,263	$161,769
Other comprehensive income, net of tax:
Net unrealized holding gains arising during period from securities available for sale	12,632	23,404	39,565	91,668
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	—	13,741	—	19,035
Net change in net unrealized holding gains on securities available for sale	12,632	9,663	39,565	72,633
Change in unamortized net holding losses on investment securities held to maturity	875	1,227	1,541	1,756
Less: non-credit related impairment on investment securities held to maturity	—	96	—	96
Change in unamortized non-credit related impairment on investment securities held to maturity	304	201	527	423
Net change in unamortized holding losses on securities held to maturity	1,179	1,332	2,068	2,083
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(161)	450	(10,027)	3,189
Change in defined benefit plans	—	—	(485)	931
Other comprehensive income, net of tax	13,650	11,445	31,121	78,836
Comprehensive income	171,090	133,947	309,384	240,605
Less: comprehensive income attributable to noncontrolling interests	431	518	874	1,046
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$170,659	$133,429	$308,510	$239,559
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2015	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	160,723	—	1,046	161,769
Other comprehensive income, net of tax	—	—	—	—	78,836	—	78,836
Preferred stock dividends	—	—	(6,672)	—	—	(1,037)	(7,709)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Dividend to BBVA Bancomer USA, Inc.	—	—	(69,151)	—	—	—	(69,151)
Capital contribution	—	—	—	—	—	12	12
Vesting of restricted stock	—	—	(1,527)	—	—	—	(1,527)
Restricted stock retained to cover taxes	—	—	(545)	—	—	—	(545)
Restricted stock tax deficiency	—	—	(468)	—	—	—	(468)
Amortization of stock-based deferred compensation	—	—	1,070	—	—	—	1,070
Balance, June 30, 2016	$229,475	$2,230	$15,022,974	$(2,536,230)	$(20,500)	$29,047	$12,726,996

Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	277,389	—	874	278,263
Other comprehensive income, net of tax	—	—	—	—	31,121	—	31,121
Preferred stock dividends	—	—	(7,248)	—	—	(1,037)	(8,285)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Capital contribution	—	—	—	—	—	51	51
Vesting of restricted stock	—	—	(1,538)	—	—	—	(1,538)
Restricted stock retained to cover taxes	—	—	(689)	—	—	—	(689)
Balance, June 30, 2017	$229,475	$2,230	$14,916,198	$(2,050,051)	$(137,131)	$28,909	$12,989,630
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Operating Activities:
Net income	$278,263	$161,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	146,924	151,064
Securities impairment	242	130
Amortization of intangibles	5,050	8,187
Accretion of discount, loan fees and purchase market adjustments, net	(4,703)	(10,090)
Net change in FDIC indemnification liability	22	4,169
Provision for loan losses	125,424	199,918
Amortization of stock based compensation	—	1,070
Net change in trading account assets	91,592	(459,899)
Net change in trading account liabilities	(50,717)	276,768
Net change in loans held for sale	30,870	(34,125)
Deferred tax expense (benefit)	11,495	(3,310)
Investment securities gains, net	—	(30,037)
Loss on sale of premises and equipment	1,693	2,359
Loss (gain) on sale of loans	—	(15,512)
Net loss (gain) on sale of other real estate and other assets	914	(383)
Increase in other assets	(210,289)	(280,610)
Decrease in other liabilities	(27,408)	(81,565)
Net cash provided by (used in) operating activities	399,372	(110,097)
Investing Activities:
Proceeds from sales of investment securities available for sale	—	1,720,726
Proceeds from prepayments, maturities and calls of investment securities available for sale	1,313,573	920,531
Purchases of investment securities available for sale	(1,771,810)	(2,855,952)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	64,210	93,738
Purchases of investment securities held to maturity	(924)	(25,833)
Proceeds from sales of trading securities	549,289	488,684
Purchases of trading securities	(147,364)	(245,678)
Net change in loan portfolio	(97,089)	(1,368,020)
Proceeds from sales of loans	175,088	900,863
Purchase of premises and equipment	(52,585)	(67,001)
Proceeds from sale of premises and equipment	332	3,891
Payments to FDIC for covered assets	(2,832)	(324)
Proceeds from sales of other real estate owned	13,749	17,448
Net cash provided by (used in) investing activities	43,637	(416,927)
Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(378,627)	846,075
Net (decrease) increase in time deposits	(1,289,838)	916,725
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(7,433)	(363,811)
Net (decrease) increase in other short-term borrowings	(367,717)	319,784
Proceeds from FHLB and other borrowings	7,095,526	1,250,000
Repayment of FHLB and other borrowings	(5,300,099)	(1,650,250)
Capital contribution for non-controlling interest	51	12
Vesting of restricted stock	(1,538)	(1,527)
Restricted stock grants retained to cover taxes	(689)	(545)
Dividend paid to BBVA Bancomer USA, Inc.	—	(69,151)
Common dividends paid	(60,000)	(60,000)
Preferred dividends paid	(8,285)	(7,709)
Net cash (used in) provided by financing activities	(318,649)	1,179,603
Net increase in cash and cash equivalents	124,360	652,579
Cash and cash equivalents at beginning of year	3,251,786	4,496,828
Cash and cash equivalents at end of period	$3,376,146	$5,149,407
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA Compass Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

	June 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,330,930	$7,975	$29,010	$3,309,895
Mortgage-backed securities	3,287,441	14,356	32,027	3,269,770
Collateralized mortgage obligations	5,151,680	5,395	73,018	5,084,057
States and political subdivisions	3,052	134	—	3,186
Other	26,634	91	93	26,632
Equity securities	449,231	73	—	449,304
Total	$12,248,968	$28,024	$134,148	$12,142,844
Investment securities held to maturity:
Collateralized mortgage obligations	$73,169	$4,379	$4,236	$73,312
Asset-backed securities	11,703	2,021	903	12,821
States and political subdivisions	994,285	15,772	10,820	999,237
Other	64,014	607	2,029	62,592
Total	$1,143,171	$22,779	$17,988	$1,147,962

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,409,141	$2,390	$37,200	$2,374,331
Mortgage-backed securities	3,796,270	12,869	45,801	3,763,338
Collateralized mortgage obligations	5,200,241	5,292	106,605	5,098,928
States and political subdivisions	8,457	184	—	8,641
Other	16,321	6	142	16,185
Equity securities	403,548	84	—	403,632
Total	$11,833,978	$20,825	$189,748	$11,665,055
Investment securities held to maturity:
Collateralized mortgage obligations	$83,087	$5,265	$3,278	$85,074
Asset-backed securities	15,118	1,982	1,081	16,019
States and political subdivisions	1,040,716	2,309	25,518	1,017,507
Other	64,296	1,143	2,030	63,409
Total	$1,203,217	$10,699	$31,907	$1,182,009
In the above tables, equity securities include $449 million and $403 million at June 30, 2017 and December 31, 2016, respectively, of FHLB and Federal Reserve stock carried at par.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at June 30, 2017 and December 31, 2016. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	June 30, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,524,211	$13,258	$718,904	$15,752	$2,243,115	$29,010
Mortgage-backed securities	1,222,176	8,330	1,215,709	23,697	2,437,885	32,027
Collateralized mortgage obligations	2,981,256	51,457	1,230,448	21,561	4,211,704	73,018
Other	3,893	33	1,062	60	4,955	93
Total	$5,731,536	$73,078	$3,166,123	$61,070	$8,897,659	$134,148

Investment securities held to maturity:
Collateralized mortgage obligations	$12,102	$987	$38,071	$3,249	$50,173	$4,236
Asset-backed securities	—	—	7,478	903	7,478	903
States and political subdivisions	303,549	7,722	137,378	3,098	440,927	10,820
Other	—	—	20,456	2,029	20,456	2,029
Total	$315,651	$8,709	$203,383	$9,279	$519,034	$17,988

	December 31, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,277,341	$23,862	$609,078	$13,338	$1,886,419	$37,200
Mortgage-backed securities	1,425,743	15,235	1,368,957	30,566	2,794,700	45,801
Collateralized mortgage obligations	3,527,757	99,477	782,849	7,128	4,310,606	106,605
Other	3,849	77	1,057	65	4,906	142
Total	$6,234,690	$138,651	$2,761,941	$51,097	$8,996,631	$189,748

Investment securities held to maturity:
Collateralized mortgage obligations	$3,847	$527	$40,083	$2,751	$43,930	$3,278
Asset-backed securities	343	1	9,238	1,080	9,581	1,081
States and political subdivisions	532,090	13,043	313,803	12,475	845,893	25,518
Other	16,578	174	3,587	1,856	20,165	2,030
Total	$552,858	$13,745	$366,711	$18,162	$919,569	$31,907

As indicated in the previous tables, at June 30, 2017, the Company held certain investment securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either June 30, 2017 or December 31, 2016, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Balance at beginning of period	$22,824	$22,452	$22,582	$22,452
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	242	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	130	—	130
Balance at end of period	$22,824	$22,582	$22,824	$22,582
For the three months ended June 30, 2017, there was no OTTI recognized and for the six months ended June 30, 2017, there was $242 thousand of OTTI recognized on held to maturity securities. For both the three and six months ended June 30, 2016, there was $130 thousand of OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.

The contractual maturities of the securities portfolios are presented in the following table.

June 30, 2017	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$324,771	$324,550
Maturing after one but within five years	1,066,023	1,061,561
Maturing after five but within ten years	978,921	980,626
Maturing after ten years	990,901	972,976
	3,360,616	3,339,713
Mortgage-backed securities and collateralized mortgage obligations	8,439,121	8,353,827
Equity securities	449,231	449,304
Total	$12,248,968	$12,142,844

Investment securities held to maturity:
Maturing within one year	$148,920	$149,004
Maturing after one but within five years	192,109	188,884
Maturing after five but within ten years	227,463	229,757
Maturing after ten years	501,510	507,005
	1,070,002	1,074,650
Collateralized mortgage obligations	73,169	73,312
Total	$1,143,171	$1,147,962

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Gross gains	$—	$21,684	$—	$30,037
Gross losses	—	—	—	—
Net realized gains	$—	$21,684	$—	$30,037

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	June 30, 2017	December 31, 2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,610,519	$25,122,002
Real estate – construction	2,288,823	2,125,316
Commercial real estate – mortgage	11,520,833	11,210,660
Total commercial loans	38,420,175	38,457,978
Consumer loans:
Residential real estate – mortgage	13,079,324	13,259,994
Equity lines of credit	2,579,900	2,543,778
Equity loans	394,849	445,709
Credit card	576,820	604,881
Consumer direct	1,447,646	1,254,641
Consumer indirect	3,061,282	3,134,948
Total consumer loans	21,139,821	21,243,951
Covered loans (1)	321,164	359,334
Total loans	$59,881,160	$60,061,263

(1)
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Effective as of July 12, 2017, the Company entered into an agreement with the FDIC to terminate the Company's single family residential loss share agreement ahead of the contractual maturity.

At June 30, 2017, the Company considered its energy lending portfolio as a concentration due to the impact of oil prices, which reached historically low levels in 2015 and 2016, on the portfolio. Total energy exposure, including unused commitments to extend credit and letters of credit was $7.8 billion and $8.1 billion at June 30, 2017 and December 31, 2016, respectively. The funded amount of the Company's energy lending portfolio was approximately $2.9 billion and $3.2 billion at June 30, 2017 and December 31, 2016, respectively, and is reported in total commercial, financial and agricultural in the table above. The decline in oil prices negatively impacted the financial results of many borrowers in the energy lending portfolio, leading to internal risk rating downgrades. If oil prices resume their decline, the energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$459,214	$114,607	$115,945	$144,340	$—	$834,106
Provision (credit) for loan losses	(11,513)	29	(5,442)	62,211	—	45,285
Loans charged off	(27,715)	(900)	(5,614)	(52,331)	—	(86,560)
Loan recoveries	7,668	3,083	3,206	10,164	—	24,121
Net (charge-offs) recoveries	(20,047)	2,183	(2,408)	(42,167)	—	(62,439)
Ending balance	$427,654	$116,819	$108,095	$164,384	$—	$816,952
Three months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$467,638	$115,931	$125,173	$112,551	$1,147	$822,440
Provision (credit) for loan losses	63,533	(1,030)	(4,791)	28,793	168	86,673
Loans charged off	(33,033)	(2,762)	(4,263)	(39,182)	(1,316)	(80,556)
Loan recoveries	1,260	2,172	2,957	8,104	1	14,494
Net (charge-offs) recoveries	(31,773)	(590)	(1,306)	(31,078)	(1,315)	(66,062)
Ending balance	$499,398	$114,311	$119,076	$110,266	$—	$843,051

Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	28,532	(3,099)	(5,772)	105,794	(31)	125,424
Loans charged off	(70,623)	(1,014)	(11,952)	(105,159)	—	(188,748)
Loan recoveries	11,165	3,995	6,335	20,457	31	41,983
Net (charge-offs) recoveries	(59,458)	2,981	(5,617)	(84,702)	31	(146,765)
Ending balance	$427,654	$116,819	$108,095	$164,384	$—	$816,952
Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	147,115	(7,447)	(7,940)	68,066	124	199,918
Loans charged off	(52,839)	(3,451)	(10,464)	(79,135)	(1,565)	(147,454)
Loan recoveries	3,009	3,141	5,376	16,387	1	27,914
Net (charge-offs) recoveries	(49,830)	(310)	(5,088)	(62,748)	(1,564)	(119,540)
Ending balance	$499,398	$114,311	$119,076	$110,266	$—	$843,051

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
June 30, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$90,825	$11,124	$29,301	$1,531	$—	$132,781
Collectively evaluated for impairment	336,829	105,695	78,794	162,853	—	684,171
Purchased loans	—	—	—	—	—	—
Total allowance for loan losses	$427,654	$116,819	$108,095	$164,384	$—	$816,952
Ending balance of loans:
Individually evaluated for impairment	$427,157	$83,962	$174,728	$2,197	$—	$688,044
Collectively evaluated for impairment	24,159,827	13,713,938	15,879,088	5,079,749	—	58,832,602
Purchased loans	23,535	11,756	257	3,802	321,164	360,514
Total loans	$24,610,519	$13,809,656	$16,054,073	$5,085,748	$321,164	$59,881,160

December 31, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$99,932	$4,037	$32,016	$2,223	$—	$138,208
Collectively evaluated for impairment	358,648	112,900	87,468	141,069	—	700,085
Purchased loans	—	—	—	—	—	—
Total allowance for loan losses	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Ending balance of loans:
Individually evaluated for impairment	$719,468	$44,258	$186,338	$3,042	$—	$953,106
Collectively evaluated for impairment	24,377,200	13,275,968	16,062,554	4,987,208	—	58,702,930
Purchased loans	25,334	15,750	589	4,220	359,334	405,227
Total loans	$25,122,002	$13,335,976	$16,249,481	$4,994,470	$359,334	$60,061,263

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following tables present information on individually evaluated impaired loans, by loan class.

	June 30, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$145,337	$155,439	$—	$281,820	$342,977	$90,825
Real estate – construction	1,759	1,759	—	230	275	219
Commercial real estate – mortgage	26,018	27,001	—	55,955	56,964	10,905
Residential real estate – mortgage	—	—	—	114,758	114,758	8,971
Equity lines of credit	—	—	—	21,858	21,926	15,774
Equity loans	—	—	—	38,112	38,845	4,556
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	636	636	47
Consumer indirect	—	—	—	1,561	1,561	1,484
Total loans	$173,114	$184,199	$—	$514,930	$577,942	$132,781

	December 31, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$375,957	$396,294	$—	$343,511	$371,085	$99,932
Real estate – construction	—	—	—	344	459	344
Commercial real estate – mortgage	19,235	20,177	—	24,679	24,865	3,693
Residential real estate – mortgage	—	—	—	119,986	119,986	7,529
Equity lines of credit	—	—	—	24,591	25,045	19,083
Equity loans	—	—	—	41,761	42,561	5,404
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	745	745	59
Consumer indirect	—	—	—	2,297	2,297	2,164
Total loans	$395,192	$416,471	$—	$557,914	$587,043	$138,208

The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$471,719	$148	$612,366	$312
Real estate – construction	870	2	1,720	2
Commercial real estate – mortgage	75,078	336	40,840	264
Residential real estate – mortgage	114,619	669	107,880	651
Equity lines of credit	22,270	223	27,365	263
Equity loans	38,478	330	44,650	375
Credit card	—	—	—	—
Consumer direct	654	5	855	7
Consumer indirect	1,699	3	2,091	4
Total loans	$725,387	$1,716	$837,767	$1,878

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$534,922	$552	$477,697	$632
Real estate – construction	602	4	2,860	4
Commercial real estate – mortgage	62,172	620	50,672	677
Residential real estate – mortgage	115,799	1,315	108,399	1,287
Equity lines of credit	22,804	452	27,639	544
Equity loans	39,524	674	45,298	748
Credit card	—	—	—	—
Consumer direct	680	11	879	15
Consumer indirect	1,881	6	1,975	6
Total loans	$778,384	$3,634	$715,419	$3,913
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

	Commercial
	June 30, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,005,081	$2,230,072	$11,239,414
Special Mention	637,152	54,993	119,422
Substandard	797,447	3,758	141,169
Doubtful	170,839	—	20,828
	$24,610,519	$2,288,823	$11,520,833

	December 31, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,142,975	$2,055,483	$10,898,877
Special Mention	758,417	60,826	187,182
Substandard	1,081,439	9,007	106,183
Doubtful	139,171	—	18,418
	$25,122,002	$2,125,316	$11,210,660

	Consumer
	June 30, 2017
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$12,934,468	$2,548,923	$382,876	$565,082	$1,442,753	$3,046,637
Nonperforming	144,856	30,977	11,973	11,738	4,893	14,645
	$13,079,324	$2,579,900	$394,849	$576,820	$1,447,646	$3,061,282

	December 31, 2016
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Noncovered loans:
Performing	$13,115,936	$2,507,375	$431,417	$593,927	$1,249,370	$3,121,825
Nonperforming	144,058	36,403	14,292	10,954	5,271	13,123
	$13,259,994	$2,543,778	$445,709	$604,881	$1,254,641	$3,134,948

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$32,398	$6,532	$4,770	$448,565	$766	$493,031	$24,117,488	$24,610,519
Real estate – construction	4,829	474	2,251	1,993	110	9,657	2,279,166	2,288,823
Commercial real estate – mortgage	8,966	10,138	3,617	117,893	4,725	145,339	11,375,494	11,520,833
Residential real estate – mortgage	54,911	31,227	3,043	141,482	59,490	290,153	12,789,171	13,079,324
Equity lines of credit	8,560	4,933	1,630	29,347	236	44,706	2,535,194	2,579,900
Equity loans	4,109	1,202	320	11,015	32,110	48,756	346,093	394,849
Credit card	5,446	4,015	11,738	—	—	21,199	555,621	576,820
Consumer direct	16,134	6,032	4,187	706	620	27,679	1,419,967	1,447,646
Consumer indirect	75,605	18,189	5,681	8,964	—	108,439	2,952,843	3,061,282
Covered loans	3,438	308	22,197	348	—	26,291	294,873	321,164
Total loans	$214,396	$83,050	$59,434	$760,313	$98,057	$1,215,250	$58,665,910	$59,881,160

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$23,788	$6,581	$2,891	$596,454	$8,726	$638,440	$24,483,562	$25,122,002
Real estate – construction	918	50	2,007	1,239	2,393	6,607	2,118,709	2,125,316
Commercial real estate – mortgage	3,791	3,474	—	71,921	4,860	84,046	11,126,614	11,210,660
Residential real estate – mortgage	57,359	28,450	3,356	140,303	59,893	289,361	12,970,633	13,259,994
Equity lines of credit	7,922	4,583	2,950	33,453	—	48,908	2,494,870	2,543,778
Equity loans	5,615	1,843	467	13,635	34,746	56,306	389,403	445,709
Credit card	6,411	5,042	10,954	—	—	22,407	582,474	604,881
Consumer direct	13,338	4,563	4,482	789	704	23,876	1,230,765	1,254,641
Consumer indirect	85,198	22,833	7,197	5,926	—	121,154	3,013,794	3,134,948
Covered loans	7,311	1,351	27,238	730	—	36,630	322,704	359,334
Total loans	$211,651	$78,770	$61,542	$864,450	$111,322	$1,327,735	$58,733,528	$60,061,263
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

Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended June 30, 2017, $1.4 million of TDR modifications included an interest rate concession and $25.9 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended June 30, 2016, $1.1 million of TDR modifications included an interest rate concession and $6.3 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2017, $1.9 million of TDR modifications included an interest rate concession and $110.2 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2016, $3.0 million of TDR modifications included an interest rate concession and $13.3 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	3	$21,374	2	$88
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	2	502	2	156
Residential real estate – mortgage	22	4,326	21	5,448
Equity lines of credit	10	794	28	792
Equity loans	6	281	6	391
Credit card	—	—	—	—
Consumer direct	—	—	1	9
Consumer indirect	3	36	33	567
Covered loans	—	—	—	—

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	13	$102,164	5	$350
Real estate – construction	—	—	1	3,392
Commercial real estate – mortgage	2	502	5	1,431
Residential real estate – mortgage	35	7,098	38	7,786
Equity lines of credit	27	1,340	36	1,769
Equity loans	16	689	9	494
Credit card	—	—	—	—
Consumer direct	—	—	1	9
Consumer indirect	13	204	63	1,082
Covered loans	2	103	—	—
For the three and six months ended June 30, 2017 and 2016, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.

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

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	—	—	—	—
Equity lines of credit	—	—	—	—
Equity loans	2	51	—	—
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	1	19
Covered loans	—	—	—	—

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	505	—	—
Equity lines of credit	—	—	—	—
Equity loans	2	51	—	—
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	1	22	1	19
Covered loans	—	—	—	—
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
At June 30, 2017 and December 31, 2016, there were $10.5 million and $12.6 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $23 million and $21 million at June 30, 2017 and December 31, 2016, respectively. OREO included $20 million and $18 million of foreclosed residential real estate properties at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, there were $49 million and $48 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4) Loan Sales and Servicing
Loans held for sale were $75 million and $162 million at June 30, 2017 and December 31, 2016, respectively. Loans held for sale at June 30, 2017, were comprised entirely of residential real estate — mortgage loans. Loans held for sale at December 31, 2016, were comprised of $57 million of commercial, financial and agricultural loans and $105 million of residential real estate — mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$—	$764,022
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	46,246	125,054	175,088	885,351
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$160,610	$154,876	$332,816	$283,787
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	7,235	6,913	11,856	12,681

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing	$160,610	$154,876	$332,816	$599,683
Servicing fees recognized (3)	6,420	6,603	12,910	12,666

(3)	Recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	June 30, 2017	December 31, 2016
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (4)	$4,665,818	$4,684,899
MSRs (5)	49,398	51,428

(4)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(5)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Carrying value, at beginning of period	$50,776	$40,717	$51,428	$44,541
Additions	1,581	1,243	3,599	5,650
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(1,167)	(2,879)	(821)	(8,641)
Due to other changes in fair value (6)	(1,792)	(2,585)	(4,808)	(5,054)
Carrying value, at end of period	$49,398	$36,496	$49,398	$36,496

(6)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At June 30, 2017 and December 31, 2016, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Fair value of MSRs	$49,398	$51,428
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.5%	97.3%
Adjustable rate mortgage loans	2.5	2.7
Total	100.0%	100.0%
Weighted average life (in years)	6.5	6.5
Prepayment speed:	9.4%	15.7%
Effect on fair value of a 10% increase	$(1,678)	$(1,646)
Effect on fair value of a 20% increase	(3,245)	(3,184)
Weighted average option adjusted spread:	8.7%	8.1%
Effect on fair value of a 10% increase	$(1,600)	$(1,758)
Effect on fair value of a 20% increase	(3,092)	(3,402)
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

(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional information on the Company's accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	June 30, 2017 (4)			December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,873,950	$29,701	$13,090	$2,123,950	$38,890	$14,226
Total fair value hedges		29,701	13,090		38,890	14,226
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	8,850,000	2	24,762	7,625,000	2,340	11,570
Swaps related to FHLB advances	120,000	—	6,606	120,000	—	7,093
Foreign currency contracts:
Forwards related to currency fluctuations	3,044	641	—	3,618	—	380
Total cash flow hedges		643	31,368		2,340	19,043
Total derivatives designated as hedging instruments		$30,344	$44,458		$41,230	$33,269

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$204,000	$345	$319	$251,500	$2,479	$493
Option contracts related to mortgage servicing rights	40,000	81	—	—	—	—
Interest rate lock commitments	166,034	3,186	1	150,616	2,424	32
Equity contracts:
Purchased equity option related to equity-linked CDs	815,307	51,336	—	833,763	57,198	—
Written equity option related to equity-linked CDs	741,620	—	46,994	770,632	—	53,044
Foreign exchange contracts:
Forwards and swaps related to commercial loans	759,104	639	5,625	424,155	3,741	1,723
Spots related to commercial loans	51,868	39	38	54,599	134	—
Swap associated with sale of Visa, Inc. Class B shares	82,106	—	2,053	68,308	—	1,708
Futures contracts (3)	588,000	—	—	104,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	29,510,556	246,822	195,194	28,000,014	290,238	228,748
Foreign exchange contracts for customers	970,191	11,035	9,154	870,084	28,367	26,317
Total trading account assets and liabilities		257,857	204,348		318,605	255,065
Total free-standing derivative instruments not designated as hedging instruments		$313,483	$259,378		$384,581	$312,065

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
The Company recognized no gains or losses for the three and six months ended June 30, 2017 and 2016, related to hedged firm commitments no longer qualifying as a fair value hedge. At June 30, 2017, the fair value hedges had a weighted average expected remaining term of 5.4 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2017	2016	2017	2016
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$776	$16,434	$(8,054)	$65,310
Hedged long term debt	Interest on FHLB and other borrowings	(575)	(14,493)	7,918	(59,224)
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	7,685	10,556	16,549	21,345

Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There was $776 thousand and $27 thousand of cash flow hedging gains recognized because of hedge ineffectiveness for the three and six months ended June 30, 2017, respectively, and there was no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and six months ended June 30, 2016. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and six months ended June 30, 2017 and 2016.
At June 30, 2017, cash flow hedges not terminated had a net fair value of $(30.7) million and a weighted average life of 1.5 years. Net losses of $24.1 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.1 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$(161)	$450	$(10,027)	$3,189
Amount reclassified from accumulated other comprehensive income (loss) into net income	2,184	457	7,878	976
Amount of ineffectiveness recognized in net income	776	—	27	—
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2017	2016	2017	2016
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$20	$(75)	$17	$(315)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	706	(1,667)	(1,959)	(3,121)
Option contracts related to mortgage servicing rights	Mortgage banking income	(138)	(159)	(138)	(264)
Interest rate lock commitments	Mortgage banking income	8	995	793	1,817
Interest rate contracts for customers	Corporate and correspondent investment sales	8,543	5,869	15,339	9,409
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	—	(2)	—	(5)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(9,492)	207	(5,862)	5,498
Written equity option related to equity-linked CDs	Other expense	9,183	259	6,049	(4,297)
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(16,308)	10,291	(23,266)	(3,656)
Spot contracts related to commercial loans	Other income	1,559	(273)	2,555	(1,380)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	2,711	1,218	5,061	1,649

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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At June 30, 2017, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $258 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, there was no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at June 30, 2017, have credit risk of $30 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, there were no nonperforming derivative positions classified as nontrading.
As of June 30, 2017 and December 31, 2016, the Company had recorded the right to reclaim cash collateral of $125 million and $103 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $30 million and $37 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2017, was $38 million for which the Company has collateral requirements of $37 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on June 30, 2017, the Company’s collateral requirements to its counterparties would require $1 million additional increases. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2016, was $30 million for which the Company had collateral requirements of $29 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2016, the Company’s collateral requirements to its counterparties would have increased by $1 million.

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2017
Derivative financial assets:
Subject to a master netting arrangement	$184,784	$—	$184,784	$—	$27,898	$156,886
Not subject to a master netting arrangement	159,043	—	159,043	—	—	159,043
Total derivative financial assets	$343,827	$—	$343,827	$—	$27,898	$315,929

Derivative financial liabilities:
Subject to a master netting arrangement	$215,224	$—	$215,224	$7,008	$125,171	$83,045
Not subject to a master netting arrangement	88,612	—	88,612	—	—	88,612
Total derivative financial liabilities	$303,836	$—	$303,836	$7,008	$125,171	$171,657

December 31, 2016
Derivative financial assets:
Subject to a master netting arrangement	$234,002	$—	$234,002	$—	$33,212	$200,790
Not subject to a master netting arrangement	191,809	—	191,809	—	—	191,809
Total derivative financial assets	$425,811	$—	$425,811	$—	$33,212	$392,599

Derivative financial liabilities:
Subject to a master netting arrangement	$248,669	$—	$248,669	$9,685	$102,603	$136,381
Not subject to a master netting arrangement	96,665	—	96,665	—	—	96,665
Total derivative financial liabilities	$345,334	$—	$345,334	$9,685	$102,603	$233,046

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2017
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$2,995,549	$2,861,206	$134,343	$134,343	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,892,825	$2,861,206	$31,619	$31,619	$—	$—

December 31, 2016
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,164,039	$3,069,489	$94,550	$94,550	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,095,655	$3,069,488	$26,167	$26,167	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
June 30, 2017
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,799,708	$329,284	$689,438	$—	$2,818,430
Mortgage-backed securities	—	—	74,395	—	74,395
Total	$1,799,708	$329,284	$763,833	$—	$2,892,825

December 31, 2016
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,408,736	$806,526	$798,089	$—	$3,013,351
Mortgage-backed securities	—	—	82,304	—	82,304
Total	$1,408,736	$806,526	$880,393	$—	$3,095,655
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At June 30, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $3.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.0 billion. At December 31, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $3.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.1 billion.
(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	June 30, 2017	December 31, 2016
	(In Thousands)
Commitments to extend credit	$27,221,997	$27,070,935
Standby and commercial letters of credit	1,355,162	1,474,405
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

The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At June 30, 2017 and December 31, 2016, the recorded amount of these deferred fees was $7 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2017, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.4 billion. At June 30, 2017 and December 31, 2016, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $72 million and $77 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both June 30, 2017 and December 31, 2016, the amount of potential recourse was $19 million of which the Company had reserved $603 thousand and $681 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both June 30, 2017 and December 31, 2016, the Company had $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
Loss Sharing Agreement
In connection with the Guaranty Bank acquisition, the Bank entered into loss sharing agreements with the FDIC. In accordance with the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to the acquired loans and acquired OREO begins with the first dollar of incurred losses, as defined in the loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014.
The Company has chosen to net the amounts due from the FDIC and due to the FDIC into the FDIC indemnification liability. At June 30, 2017 and December 31, 2016, the FDIC indemnification liability was $133 million and $136 million, respectively, and was recorded in accrued expenses and other liabilities in the Company's Unaudited Condensed Consolidated Balance Sheets.
Effective as of July 12, 2017, the Company entered into an agreement with the FDIC to terminate the Company's loss share agreement ahead of the contractual maturity. Under the terms of the agreement, the Company made a net payment of $132 million to the FDIC in July as consideration for early termination of the shared-loss agreement and settlement of the FDIC indemnification liability.
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

In February 2011, BBVA Securities, Inc. (“BSI”) was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of California, The California Public Employees’ Retirement System v. BBVA Securities, Inc., et al., wherein the claims arose out of securities offerings in which Lehman Brothers was the issuer and BSI, among others, was an underwriter. The plaintiff alleged that Lehman Brothers made material misstatements in the offering materials, and that the underwriter defendants failed to conduct appropriate due diligence to discover the alleged misstatements. The plaintiff sought unspecified monetary relief. On June 26, 2017, the United States Supreme Court affirmed the lower court's decision to dismiss the plaintiff's claims.

In May 2013, BBVA Compass was named as a counterclaim defendant in a lawsuit filed in the United States District Court for the Southern District of California, BBVA Compass v. Morris Cerullo World Evangelism, wherein the defendant/counterclaim plaintiff alleged that BBVA Compass wrongfully failed to honor a standby letter of credit in the amount of $5.2 million. The defendant/counterclaim plaintiff sought $5.2 million, plus other, unspecified monetary relief. On June 1, 2017, the Ninth Circuit Court of Appeals affirmed the lower court's judgment in favor of BBVA Compass.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not reasonably estimable, the Company does not accrue legal reserves. At June 30, 2017, the Company had accrued legal reserves in the amount of $3 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote if “the chance of the future event or events occurring is slight.” At June 30, 2017, there were no such matters where a loss was reasonably possible and reasonably estimable, creating reasonably possible losses beyond the accrued legal reserves.
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
At both June 30, 2017 and December 31, 2016, no material loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains or (losses) of $(208) thousand and $707 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended June 30, 2017 and 2016, respectively. Net gains of $1.1 million and $2.6 million resulting from changes in fair value of these loans were recorded in noninterest income during the six months ended June 30, 2017 and 2016, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $706 thousand and $(1.7) million for the three months ended June 30, 2017 and 2016, respectively.

The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(2.0) million and $(3.1) million for the six months ended June 30, 2017 and 2016, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
June 30, 2017
Residential mortgage loans held for sale	$74,558	$72,065	$2,493
December 31, 2016
Residential mortgage loans held for sale	$105,257	$103,886	$1,371
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$2,379,673	$2,379,673	$—	$—
State and political subdivisions	1,000	—	1,000	—
Other debt securities	11,775	—	11,775	—
Interest rate contracts	246,822	—	246,822	—
Foreign exchange contracts	11,035	—	11,035	—
Other trading assets	778	—	—	778
Total trading account assets	2,651,083	2,379,673	270,632	778
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	3,309,895	2,259,779	1,050,116	—
Mortgage-backed securities	3,269,770	—	3,269,770	—
Collateralized mortgage obligations	5,084,057	—	5,084,057	—
States and political subdivisions	3,186	—	3,186	—
Other debt securities	26,632	26,632	—	—
Equity securities (1)	429	76	—	353
Total investment securities available for sale	11,693,969	2,286,487	9,407,129	353
Loans held for sale	74,558	—	74,558	—
Derivative assets:
Interest rate contracts	33,315	81	30,048	3,186
Equity contracts	51,336	—	51,336	—
Foreign exchange contracts	1,319	—	1,319	—
Total derivative assets	85,970	81	82,703	3,186
Other assets - MSR	49,398	—	—	49,398
Other assets - SBIC	22,572	—	—	22,572
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,378,314	$2,378,314	$—	$—
Other debt securities	6,946	—	6,946	—
Interest rate contracts	195,194	—	195,194	—
Foreign exchange contracts	9,154	—	9,154	—
Total trading account liabilities	2,589,608	2,378,314	211,294	—
Derivative liabilities:
Interest rate contracts	44,778	—	44,777	1
Equity contracts	46,994	—	46,994	—
Foreign exchange contracts	5,663	—	5,663	—
Total derivative liabilities	97,435	—	97,434	1

(1)	Excludes $449 million of FHLB and Federal Reserve stock required to be owned by the Company at June 30, 2017. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and six months ended June 30, 2017 and 2016. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, March 31, 2016	$1,071	$253	$3,696	$40,717	$—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(40)	—	995	(5,464)	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	—	—
Issuances	—	—	—	1,243	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, June 30, 2016	$1,031	$294	$4,691	$36,496	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$(40)	$—	$995	$(5,464)	$—

Balance, March 31, 2017	$819	$297	$3,177	$50,776	$22,553
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(41)	—	8	(2,959)	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	56	—	—	19
Issuances	—	—	—	1,581	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, June 30, 2017	$778	$353	$3,185	$49,398	$22,572
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2017	$(41)	$—	$8	$(2,959)	$—

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2015	$1,117	$253	$2,874	$44,541	$—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(86)	—	1,817	(13,695)	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	—	—
Issuances	—	—	—	5,650	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Balance, June 30, 2016	$1,031	$294	$4,691	$36,496	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2016	$(86)	$—	$1,817	$(13,695)	$—

Balance, December 31, 2016	$859	$293	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(81)	—	793	(5,629)	550
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	60	—	—	6,383
Issuances	—	—	—	3,599	—
Sales	—		—	—	—
Settlements	—	—	—	—	—
Balance, June 30, 2017	$778	$353	$3,185	$49,398	$22,572
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2017	$(81)	$—	$793	$(5,629)	$550

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and six months ended June 30, 2017 and 2016, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$1,937	$—	$—	$1,937	$—	$(242)
Impaired loans (1)	42,529	—	—	42,529	(21,585)	(37,505)
OREO	22,965	—	—	22,965	(1,072)	(2,795)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,574	$—	$—	$2,574	$(130)	$(130)
Impaired loans (1)	73,801	—	—	73,801	(31,312)	(46,720)
OREO	18,225	—	—	18,225	(1,620)	(2,319)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	June 30, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$778	Discounted cash flow	Default rate	10.2%
			Prepayment rate	5.8% - 11.0% (8.0%)
Interest rate contracts	3,185	Discounted cash flow	Closing ratios (pull-through)	23.6% - 99.5% (70.3%)
			Cap grids	0.1% - 2.2% (1.0%)
Other assets - MSRs	49,398	Discounted cash flow	Option adjusted spread	6.6% - 19.2% (8.7%)
			Constant prepayment rate or life speed	2.4% - 35.0% (8.4%)
			Cost to service	$65 - $4,000 ($81)
Other assets - SBIC investments	22,572	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Investment securities held to maturity	$1,937	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	42,529	Appraised value	Appraised value	0.0% - 100.0% (25.9%)
OREO	22,965	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,376,146	$3,376,146	$3,376,146	$—	$—
Investment securities held to maturity	1,143,171	1,147,962	—	—	1,147,962
Loans, net	59,064,208	56,371,390	—	—	56,371,390
Liabilities:
Deposits	$65,617,380	$65,690,499	$—	$65,690,499	$—
FHLB and other borrowings	4,789,494	4,819,528	—	4,819,528	—
Federal funds purchased and securities sold under agreements to repurchase	31,619	31,619	—	31,619	—
Other short-term borrowings	50,000	50,000	—	50,000	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,251,786	$3,251,786	$3,251,786	$—	$—
Investment securities held to maturity	1,203,217	1,182,009	—	—	1,182,009
Loans, net	59,222,970	56,283,761	—	—	56,283,761
Liabilities:
Deposits	$67,279,533	$67,359,299	$—	$67,359,299	$—
FHLB and other borrowings	3,001,551	3,001,836	—	3,001,836	—
Federal funds purchased and securities sold under agreements to repurchase	39,052	39,052	—	39,052	—
Other short-term borrowings	50,000	50,000	—	50,000	—
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

	Three Months Ended June 30,
	2017			2016
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$20,048	$7,416	$12,632	$36,931	$13,527	$23,404
Less: reclassification adjustment for net gains on sale of securities in net income	—	—	—	21,684	7,943	13,741
Net change in unrealized gains on securities available for sale	20,048	7,416	12,632	15,247	5,584	9,663
Change in unamortized net holding losses on investment securities held to maturity	1,388	513	875	1,936	709	1,227
Less: non-credit related impairment on investment securities held to maturity	—	—	—	151	55	96
Change in unamortized non-credit related impairment on investment securities held to maturity	483	179	304	316	115	201
Net change in unamortized holding losses on securities held to maturity	1,871	692	1,179	2,101	769	1,332
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(262)	(101)	(161)	732	282	450
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income	$21,657	$8,007	$13,650	$18,080	$6,635	$11,445

	Six Months Ended June 30,
	2017			2016
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$62,799	$23,234	$39,565	$144,656	$52,988	$91,668
Less: reclassification adjustment for net gains on sale of securities in net income	—	—	—	30,037	11,002	19,035
Net change in unrealized gains on securities available for sale	62,799	23,234	39,565	114,619	41,986	72,633
Change in unamortized net holding losses on investment securities held to maturity	2,446	905	1,541	2,771	1,015	1,756
Less: non-credit related impairment on investment securities held to maturity	—	—	—	151	55	96
Change in unamortized non-credit related impairment on investment securities held to maturity	837	310	527	667	244	423
Net change in unamortized holding losses on securities held to maturity	3,283	1,215	2,068	3,287	1,204	2,083
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(15,948)	(5,921)	(10,027)	5,037	1,848	3,189
Change in defined benefit plans	(773)	(288)	(485)	1,300	369	931
Other comprehensive income	$49,361	$18,240	$31,121	$124,243	$45,407	$78,836

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2015	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)
Other comprehensive income (loss) before reclassifications	91,668	3,806	—	(96)	95,378
Amounts reclassified from accumulated other comprehensive income (loss)	(17,279)	(617)	931	423	(16,542)
Net current period other comprehensive income	74,389	3,189	931	327	78,836
Balance, June 30, 2016	$18,063	$(3,218)	$(28,235)	$(7,110)	$(20,500)

Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive income (loss) before reclassifications	39,565	(5,074)	—	—	34,491
Amounts reclassified from accumulated other comprehensive income (loss)	1,541	(4,953)	(485)	527	(3,370)
Net current period other comprehensive income (loss)	41,106	(10,027)	(485)	527	31,121
Balance, June 30, 2017	$(78,456)	$(20,107)	$(32,513)	$(6,055)	$(137,131)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$—	$21,684	$—	$30,037	Investment securities gains, net
	(1,388)	(1,936)	(2,446)	(2,771)	Interest on investment securities held to maturity
	(1,388)	19,748	(2,446)	27,266
	513	(7,234)	905	(9,987)	Income tax (expense) benefit
	$(875)	$12,514	$(1,541)	$17,279	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$2,804	$1,885	$9,178	$3,933	Interest and fees on loans
	(620)	(1,428)	(1,300)	(2,957)	Interest and fees on FHLB advances
	2,184	457	7,878	976
	(812)	(169)	(2,925)	(359)	Income tax expense
	$1,372	$288	$4,953	$617	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$773	$(1,300)	(2)
	—	—	(288)	369	Income tax (expense) benefit
	$—	$—	$485	$(931)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(483)	$(316)	$(837)	$(667)	Interest on investment securities held to maturity
	179	115	310	244	Income tax benefit
	$(304)	$(201)	$(527)	$(423)	Net of tax

(1)	Amounts in parentheses indicate debits to the consolidated statement of income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, in the Notes to the December 31, 2016, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$219,975	$231,841
Net income taxes paid	97,537	59,096
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$16,516	$14,428
Transfer of loans to loans held for sale	—	764,022
Issuance of restricted stock, net of cancellations	—	1,083

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
In August 2017, the Company announced a reorganization of its line of business structure that will divide the existing Consumer and Commercial Banking segment into a retail line of business and a commercial line of business. This will change the Company's segment reporting structure.
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended June 30, 2017
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$527,798	$38,410	$7,875	$11,745	$585,828
Allocated provision for loan losses	31,537	22,300	—	(8,552)	45,285
Noninterest income	194,551	45,576	1,748	4,450	246,325
Noninterest expense	489,448	29,419	6,335	47,283	572,485
Net income (loss) before income tax expense (benefit)	201,364	32,267	3,288	(22,536)	214,383
Income tax expense (benefit)	70,477	11,293	1,151	(25,978)	56,943
Net income	130,887	20,974	2,137	3,442	157,440
Less: net income attributable to noncontrolling interests	17	—	420	(6)	431
Net income attributable to BBVA Compass Bancshares, Inc.	$130,870	$20,974	$1,717	$3,448	$157,009
Average assets	$54,328,441	$10,799,498	$15,252,107	$7,094,302	$87,474,348

	Three Months Ended June 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$516,425	$41,645	$(16,787)	$(37,045)	$504,238
Allocated provision for loan losses	54,190	16,094	—	16,389	86,673
Noninterest income	197,324	48,799	28,060	4,063	278,246
Noninterest expense	464,930	31,557	4,951	39,599	541,037
Net income (loss) before income tax expense (benefit)	194,629	42,793	6,322	(88,970)	154,774
Income tax expense (benefit)	68,120	14,978	2,213	(53,039)	32,272
Net income (loss)	126,509	27,815	4,109	(35,931)	122,502
Less: net income attributable to noncontrolling interests	94	—	428	(4)	518
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$126,415	$27,815	$3,681	$(35,927)	$121,984
Average assets	$54,832,299	$14,176,283	$16,440,081	$6,991,922	$92,440,585

	Six Months Ended June 30, 2017
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$1,036,681	$73,755	$22,143	$4,682	$1,137,261
Allocated provision for loan losses	94,842	28,020	—	2,562	125,424
Noninterest income	384,927	94,935	3,636	7,514	491,012
Noninterest expense	962,773	68,179	12,643	78,202	1,121,797
Net income (loss) before income tax expense (benefit)	363,993	72,491	13,136	(68,568)	381,052
Income tax expense (benefit)	127,398	25,372	4,597	(54,578)	102,789
Net income (loss)	236,595	47,119	8,539	(13,990)	278,263
Less: net income attributable to noncontrolling interests	40	—	836	(2)	874
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$236,555	$47,119	$7,703	$(13,988)	$277,389
Average assets	$54,337,350	$10,903,894	$15,216,514	$7,117,298	$87,575,056

	Six Months Ended June 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,016,237	$89,161	$(21,927)	$(62,351)	$1,021,120
Allocated provision for loan losses	115,201	69,521	—	15,196	199,918
Noninterest income	393,356	92,325	39,447	6,323	531,451
Noninterest expense	946,827	110,054	10,188	66,112	1,133,181
Net income (loss) before income tax expense (benefit)	347,565	1,911	7,332	(137,336)	219,472
Income tax expense (benefit)	121,647	669	2,566	(67,179)	57,703
Net income (loss)	225,918	1,242	4,766	(70,157)	161,769
Less: net income attributable to noncontrolling interests	199	—	851	(4)	1,046
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$225,719	$1,242	$3,915	$(70,153)	$160,723
Average assets	$54,707,077	$14,320,393	$16,362,005	$6,983,371	$92,372,846
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

The development and application of these methodologies is a dynamic process. Accordingly, prior period financials have been revised to reflect management accounting enhancements and changes in the Company's organizational structure due to the transfer of certain customer relationships within its large middle market customer group from the Consumer and Commercial Banking segment to the Corporate and Investment Banking segment that occurred during the fourth quarter of 2016. The 2016 segment information has been revised to conform to the 2017 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable to those presented by other financial institutions.
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $5.5 billion and $5.2 billion as of June 30, 2017 and December 31, 2016, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	June 30, 2017	December 31, 2016
	(In Thousands)
Derivative contracts:
Fair value hedges	$8,660	$(14,225)
Cash flow hedges	641	(380)
Free-standing derivatives not designated as hedging instruments	3,854	(14,326)
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

	June 30, 2017	December 31, 2016
	(In Thousands)
Securities purchased under agreements to resell	$4,000	$8,330
Securities sold under agreements to repurchase	30,205	23,397

Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At both June 30, 2017 and December 31, 2016, there was $50 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement, respectively. Interest expense related to these agreements was $525 thousand and $806 thousand for the three months ended June 30, 2017 and 2016, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $892 thousand and $1.6 million for the six months ended June 30, 2017 and 2016, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $8.0 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $6.7 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $14.0 million and $7.4 million for the six months ended June 30, 2017 and 2016, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $12.5 million and $12.6 million for the six months ended June 30, 2017 and 2016, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At June 30, 2017, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the six months ended June 30, 2017 and 2016, the Company paid $7.2 million and $6.7 million, respectively, of preferred stock dividends to BBVA.

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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended June 30, 2017 was $157.0 million compared to $122.0 million earned during the three months ended June 30, 2016. The Company’s results of operations for the three months ended June 30, 2017, reflected higher net income before income tax expense primarily as a result of higher net interest income as well as lower provision for loan losses.
Net interest income totaled $585.8 million for the three months ended June 30, 2017 compared to $504.2 million for the three months ended June 30, 2016. The net interest margin for the three months ended June 30, 2017 was 3.11%, compared to 2.55% for the three months ended June 30, 2016. Net interest income was positively impacted by higher interest rates due to the impact of the Federal Reserve Board benchmark interest rate increases.
The provision for loan losses was $45.3 million for the three months ended June 30, 2017 compared to $86.7 million of provision for loan losses for the three months ended June 30, 2016. The decrease in provision for loan losses was primarily due to a decline in negative credit quality indicators in the energy portfolio during the three months ended June 30, 2017 when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during the three months ended June 30, 2016.
Net charge-offs for the three months ended June 30, 2017 totaled $62.4 million which represented a $3.6 million decrease compared to $66.1 million for the three months ended June 30, 2016. The decrease in net charge-offs for the three months ended June 30, 2017 as compared to the corresponding period in 2016 was primarily driven by an $11.7 million decrease in commercial, financial and agricultural net charge-offs offset by a $7.0 million increase in consumer direct net charge-offs.
Noninterest income was $246.3 million, a decrease of $31.9 million compared to the three months ended June 30, 2016. The decrease in noninterest income was largely attributable to an $21.7 million decrease in investment securities gains, as well as an $8.4 million decrease in investment banking and advisory fees, and a $14.5 million decrease in other noninterest income, primarily as a result of a $9.4 million residual value write down related to a commercial lease.
Noninterest expense increased $31.4 million to $572.5 million for the three months ended June 30, 2017 compared to $541.0 million for the three months ended June 30, 2016. The increase was driven by a $11.3 million increase in other noninterest expense due, in part, to higher levels of provisions for unfunded commitments and higher levels of marketing expense as well as increases in salaries, benefits and commissions of $11.3 million and professional services of $6.4 million.
Income tax expense was $56.9 million for the three months ended June 30, 2017 compared to $32.3 million for the three months ended June 30, 2016. This resulted in an effective tax rate of 26.6% for 2017 and 20.9% for 2016. The increase in the effective tax rate was primarily driven by an increase in net income before income taxes relative to permanent income tax differences for the three months ended June 30, 2017.
The Company's total assets at June 30, 2017 were $87.0 billion, a decrease of $76 million from December 31, 2016 levels. Total loans, excluding loans held for sale, were $59.9 billion at June 30, 2017, a decrease of $180 million or 0.3% from year-end December 31, 2016 levels. The decrease in loans was primarily driven by slight decreases in both commercial and consumer loans. Deposits decreased $1.7 billion or 2.5% compared to December 31, 2016, driven by a 9.6% decrease in time deposits due to higher maturity levels and deposit pricing strategies.
Total shareholder's equity at June 30, 2017 was $13.0 billion, an increase of $239 million compared to December 31, 2016.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.25% and 11.90%, respectively, at June 30, 2017 compared to 11.85% and 11.49%, respectively, at December 31, 2016.
On June 28, 2017, the Company was informed that the Federal Reserve Board had no objection to the Company's capital plan and capital actions proposed in the capital plan. The Company submitted its capital plan, which was approved by its board of directors, to the Federal Reserve in April 2017 as part of the Comprehensive Capital Analysis and Review of the 34 largest U.S. bank holding companies. The capital plan includes proposed potential capital actions covering the period from July 1, 2017 through June 30, 2018.
On June 22, 2017, the Federal Reserve Board disclosed the results of its 2017 Dodd-Frank Act Stress Test for the same 34 bank holding companies. Each of the Company's projected regulatory capital ratios exceeded the applicable regulatory minimums as defined by the Federal Reserve under the hypothetical supervisory severely adverse scenario.
On August 1, 2017, BBVA received notification that the Federal Reserve Board determined that the election by BBVA to become an FHC was effective as of August 1, 2017.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a bank holding company, the Parent’s primary source of liquidity is dividends from the Bank. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank must obtain regulatory approval prior to paying any dividends.
During 2017, the Parent paid common dividends of $60.0 million to its sole shareholder, BBVA. Any dividends paid by the Parent must be set forth as capital actions in the Company's capital plan and not objected to by the Federal Reserve Board.
On June 29, 2017, the Bank issued under its Global Bank Note Program $750 million aggregate principal amount of its 2.875% unsecured senior notes due 2022.
At June 30, 2017, the Company was fully compliant with the liquidity coverage ratio rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $157.0 million and $122.0 million for the three months ended June 30, 2017 and 2016, respectively. The Company’s results of operations for the three months ended June 30, 2017, reflected higher net income before income tax expense primarily as a result of higher net interest income and lower provision for loan losses.
Consolidated net income attributable to the Company totaled $277.4 million and $160.7 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s results of operations for the six months ended June 30, 2017, reflected higher net income before income tax expense primarily as a result of higher net interest income and lower provision for loan losses and noninterest expense.

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
Three Months Ended June 30, 2017 and 2016
Net interest income totaled $585.8 million for the three months ended June 30, 2017 compared to $504.2 million for the three months ended June 30, 2016.
Net interest income on a fully taxable equivalent basis totaled $607.0 million for the three months ended June 30, 2017, an increase of $83.0 million compared with $524.0 million for the three months ended June 30, 2016. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities as well as a decrease in interest expense on deposits.
Net interest margin was 3.11% for the three months ended June 30, 2017 compared to 2.55% for the three months ended June 30, 2016. The 56 basis point increase in net interest margin was primarily driven by the impact of higher interest rates as well as lower deposit costs.
The fully taxable equivalent yield for the three months ended June 30, 2017, for the loan portfolio was 4.19% compared to 3.71% for the same period in 2016. The 48 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 1.99% for the three months ended June 30, 2017 compared to 1.49% for the three months ended June 30, 2016. The 50 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The yield on trading account securities increased to 1.52% for the three months ended June 30, 2017 compared to 1.43% for the three months ended June 30, 2016, primarily due to the impact of higher interest rates.
The average rate paid on interest bearing deposits was 0.59% for the three months ended June 30, 2017 compared to 0.65% for the three months ended June 30, 2016. The decrease reflects the impact of the decline in the average balance of certificates and other time deposits driven by higher maturity levels of high cost deposits.
The average rate paid on FHLB and other borrowings for the three months ended June 30, 2017 was 2.19% compared to 1.77% for the corresponding period in 2016. The 42 basis point increase was primarily driven by the impact of interest rate contracts hedging FHLB and other borrowings.
The average rate paid on other short-term borrowings for the three months ended June 30, 2017 increased to 1.60% compared to 1.41% for the three months ended June 30, 2016, due primarily to the impact of higher interest rates.
Six Months Ended June 30, 2017 and 2016
Net interest income totaled $1.1 billion for the six months ended June 30, 2017 compared to $1.0 billion for the six months ended June 30, 2016.
Net interest income on a fully taxable equivalent basis totaled $1.2 billion for the six months ended June 30, 2017 compared with $1.1 billion for the six months ended June 30, 2016. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities as well as a decrease in interest expense on deposits.
Net interest margin was 3.03% for the three months ended June 30, 2017 compared to 2.58% for the six months ended June 30, 2016. The 45 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.

The fully taxable equivalent yield for the six months ended June 30, 2017, for the loan portfolio was 4.08 % compared to 3.72 % for the same period in 2016. The 36 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.00% for the six months ended June 30, 2017 compared to 1.65% for the six months ended June 30, 2016. The 35 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The yield on trading account securities increased to 1.52% for the six months ended June 30, 2017 compared to 1.44% for the six months ended June 30, 2016 primarily due to the impact of higher interest rates.
The average rate paid on interest bearing deposits was 0.60% for the six months ended June 30, 2017 compared to 0.65% for the six months ended June 30, 2016. The decrease reflects the impact of the decline in the average balance of certificates and other time deposits driven by higher maturity levels of high cost deposits.
The average rate paid on FHLB and other borrowings for the six months ended June 30, 2017, was 2.30% compared to 1.59% for the corresponding period in 2016. The 71 basis point increase was primarily driven by the impact of interest rate contracts hedging FHLB and other borrowings.
The average rate paid on other short-term borrowings for the six months ended June 30, 2017 increased to 1.55% compared to 1.40% for the six months ended June 30, 2016, due primarily to the impact of higher interest rates.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$59,902,725	$625,366	4.19%	$62,355,245	$575,852	3.71%
Investment securities – AFS (tax exempt) (3)	3,555	63	7.11	11,617	223	7.72
Investment securities – AFS (taxable)	12,068,909	55,549	1.85	11,197,061	36,296	1.30
Total investment securities – AFS	12,072,464	55,612	1.85	11,208,678	36,519	1.31
Investment securities – HTM (tax exempt) (3)	967,269	8,996	3.73	1,066,605	8,584	3.24
Investment securities – HTM (taxable)	167,225	965	2.31	199,038	1,170	2.36
Total investment securities - HTM	1,134,494	9,961	3.52	1,265,643	9,754	3.10
Trading account securities (3)	2,594,706	9,807	1.52	3,777,542	13,412	1.43
Other (4) (5) (6)	2,567,922	12,049	1.88	4,182,872	4,346	0.42
Total earning assets	78,272,311	712,795	3.65	82,789,980	639,883	3.11
Noninterest earning assets:
Cash and due from banks (6)	684,881			1,062,877
Allowance for loan losses	(836,477)			(837,147)
Net unrealized (loss) gain on investment securities available for sale	(89,637)			19,274
Other noninterest earning assets	9,443,270			9,405,601
Total assets	$87,474,348			$92,440,585
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,849,285	6,261	0.32	$6,826,950	3,848	0.23
Savings and money market accounts	24,716,936	22,380	0.36	26,148,832	24,758	0.38
Certificates and other time deposits	12,034,381	37,273	1.24	14,852,744	48,280	1.31
Foreign office deposits	—	—	—	92,066	47	0.21
Total interest bearing deposits	44,600,602	65,914	0.59	47,920,592	76,933	0.65
FHLB and other borrowings	4,104,668	22,450	2.19	4,448,139	19,592	1.77
Federal funds purchased and securities sold under agreements to repurchase (5)	99,039	6,942	28.11	680,325	5,434	3.21
Other short-term borrowings	2,638,671	10,506	1.60	3,975,490	13,932	1.41
Total interest bearing liabilities	51,442,980	105,812	0.83	57,024,546	115,891	0.82
Noninterest bearing deposits	21,110,531			20,521,323
Other noninterest bearing liabilities	1,916,120			2,143,561
Total liabilities	74,469,631			79,689,430
Shareholder’s equity	13,004,717			12,751,155
Total liabilities and shareholder’s equity	$87,474,348			$92,440,585
Net interest income/net interest spread		$606,983	2.82%		$523,992	2.29%
Net interest margin			3.11%			2.55%
Taxable equivalent adjustment		21,155			19,754
Net interest income		$585,828			$504,238

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

(6)
Beginning in the fourth quarter of 2016, interest bearing deposits with the Federal Reserve are included in earning assets. Previous to this change, these balances were included as noninterest earning assets within cash and due from banks. Prior periods have been reclassified to conform to current period presentation.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$60,113,615	$1,217,070	4.08%	$62,275,604	$1,153,074	3.72%
Investment securities – AFS (tax exempt) (3)	5,344	219	8.26	12,450	473	7.64
Investment securities – AFS (taxable)	11,958,487	110,325	1.86	11,187,257	82,330	1.48
Total investment securities – AFS	11,963,831	110,544	1.86	11,199,707	82,803	1.49
Investment securities – HTM (tax exempt) (3)	980,882	17,397	3.58	1,076,075	17,305	3.23
Investment securities – HTM (taxable)	170,670	2,135	2.52	203,134	2,287	2.26
Total investment securities - HTM	1,151,552	19,532	3.42	1,279,209	19,592	3.08
Trading account securities (3)	2,662,171	20,105	1.52	3,861,159	27,734	1.44
Other (4) (5) (6)	2,447,862	21,311	1.76	3,930,820	8,712	0.45
Total earning assets	78,339,031	1,388,562	3.57	82,546,499	1,291,915	3.15
Noninterest earning assets:
Cash and due from banks (6)	857,090			1,245,482
Allowance for loan losses	(843,381)			(810,889)
Net unrealized (loss) gain on investment securities available for sale	(115,679)			9,736
Other noninterest earning assets	9,337,995			9,382,018
Total assets	$87,575,056			$92,372,846
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,019,136	12,392	0.31	$6,956,442	7,790	0.23
Savings and money market accounts	24,966,547	44,681	0.36	25,962,198	51,501	0.40
Certificates and other time deposits	12,628,569	79,145	1.26	14,643,322	95,349	1.31
Foreign office deposits	—	—	—	109,569	108	0.20
Total interest bearing deposits	45,614,252	136,218	0.60	47,671,531	154,748	0.65
FHLB and other borrowings	3,638,825	41,518	2.30	4,756,471	37,604	1.59
Federal funds purchased and securities sold under agreements to repurchase (5)	71,102	11,839	33.58	740,284	11,591	3.15
Other short-term borrowings	2,673,046	20,592	1.55	4,000,459	27,828	1.40
Total interest bearing liabilities	51,997,225	210,167	0.82	57,168,745	231,771	0.82
Noninterest bearing deposits	20,845,583			20,289,233
Other noninterest bearing liabilities	1,803,140			2,175,306
Total liabilities	74,645,948			79,633,284
Shareholder’s equity	12,929,108			12,739,562
Total liabilities and shareholder’s equity	$87,575,056			$92,372,846
Net interest income/net interest spread		$1,178,395	2.75%		$1,060,144	2.33%
Net interest margin			3.03%			2.58%
Taxable equivalent adjustment		41,134			39,024
Net interest income		$1,137,261			$1,021,120

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

(6)
Beginning in the fourth quarter of 2016, interest bearing deposits with the Federal Reserve are included in earning assets. Previous to this change, these balances were included as noninterest earning assets within cash and due from banks. Prior periods have been reclassified to conform to current period presentation.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended June 30, 2017 and 2016
For the three months ended June 30, 2017, the Company recorded $45.3 million of provision for loan losses compared to $86.7 million of provision for loan losses for the three months ended June 30, 2016. The decrease in provision for loan losses was primarily due to a decline in negative credit quality indicators in the energy portfolio during the three months ended June 30, 2017, when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during the three months ended June 30, 2016.
The Company recorded net charge-offs of $62.4 million during the three months ended June 30, 2017 compared to $66.1 million during the corresponding period in 2016. The decrease in net charge-offs for the three months ended June 30, 2017 as compared to the corresponding period in 2016 was driven in part by a $11.7 million decrease in commercial, financial and agricultural net charge-offs offset by a $7.0 million increase in consumer direct net charge-offs. Included in net-charge-offs for the three months ended June 30, 2017 was $20.3 million of net charge-offs related to energy loans compared to $26.7 million of charge-offs related to energy loans for the three months ended June 30, 2016. Net charge-offs were 0.42% (or 0.30% excluding net charge-offs on energy loans) of average loans for the three months ended June 30, 2017 compared to 0.43% (or 0.27% excluding net charge-offs on energy loans) of average loans for the three months ended June 30, 2016.
Six Months Ended June 30, 2017 and 2016
For the six months ended June 30, 2017, the Company recorded $125.4 million of provision for loan losses compared to $199.9 million of provision for loan losses for the six months ended June 30, 2016. The decrease in provision for loan losses was primarily due to a decline in negative credit quality indicators in the energy portfolio during the six months ended June 30, 2017, when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during the six months ended June 30, 2016.
The Company recorded net charge-offs of $146.8 million during the six months ended June 30, 2017 compared to $119.5 million during the corresponding period in 2016. The increase in net charge-offs for the six months ended June 30, 2017 as compared to the corresponding period in 2016 was driven, in part, by a $9.6 million increase in commercial, financial and agricultural net charge-offs as well as an $15.1 million increase in consumer direct net charge-offs. Included in net-charge-offs for the six months ended June 30, 2017 was $56.6 million of net charge-offs related to energy loans compared to $40.9 million of charge-offs related to energy loans for the six months ended June 30, 2016. Net charge-offs were 0.49% (or 0.32% excluding net charge-offs on energy loans) of average loans for the six months ended June 30, 2017 compared to 0.39% (or 0.27% excluding net charge-offs on energy loans) of average loans for the six months ended June 30, 2016.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Service charges on deposit accounts	$54,919	$51,921	$110,087	$103,346
Card and merchant processing fees	32,460	31,509	62,452	61,251
Retail investment sales	28,588	26,985	56,059	49,552
Money transfer income	27,330	26,477	52,527	50,902
Investment banking and advisory fees	19,943	28,335	48,244	51,939
Asset management fees	10,055	8,386	19,826	17,191
Corporate and correspondent investment sales	12,189	10,103	21,104	14,516
Mortgage banking	3,316	602	6,186	(2,832)
Bank owned life insurance	4,220	4,455	8,389	8,871
Investment securities gains, net	—	21,684	—	30,037
Other	53,305	67,789	106,138	146,678
Total noninterest income	$246,325	$278,246	$491,012	$531,451
Three Months Ended June 30, 2017 and 2016
Noninterest income was $246.3 million for the three months ended June 30, 2017 compared to $278.2 million for the three months ended June 30, 2016. The decrease in noninterest income was primarily driven by decreases in investment securities gains, investment banking and advisory fees and other noninterest income partially offset by an increase in mortgage banking.
Income from investment banking and advisory fees decreased to $19.9 million for the three months ended June 30, 2017 compared to $28.3 million for the three months ended June 30, 2016, due to a decrease in volume of bond underwriting activity during the second quarter 2017 compared to the same period in 2016.
Mortgage banking for the three months ended June 30, 2017 was $3.3 million, an increase of $2.7 million compared to the three months ended June 30, 2016. Mortgage banking for the three months ended June 30, 2017, included $5.8 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $2.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended June 30, 2016, included $6.3 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $5.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking for the three months ended June 30, 2017 compared to the corresponding period in 2016 was primarily driven by a decline in rates during the second quarter of 2016 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs.
Investment securities gains, net decreased by $21.7 million for the three months ended June 30, 2017, as there were no sales of AFS securities during the three months ended June 30, 2017. See "—Investment Securities" for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the three months ended June 30, 2017, other income decreased by $14.5 million due to a $9.4 million residual value write down related to a commercial lease and decreases in syndication fees of approximately $2.4 million during 2017.

Six Months Ended June 30, 2017 and 2016
Noninterest income was $491.0 million for the six months ended June 30, 2017 compared to $531.5 million for the six months ended June 30, 2016. The decrease in noninterest income was primarily driven by decreases in investment securities gains, investment banking and advisory fees and other noninterest income partially offset by increases in retail investment sales, mortgage banking and corporate and correspondent investment sales.
Retail investment sales income is comprised of mutual fund and annuity sales income and insurance sales fees. Income from retail investment sales increased to $56.1 million for the six months ended June 30, 2017 compared to $49.6 million for the six months ended June 30, 2016. The increase was driven by a higher level of securities transaction fees of approximately $3.9 million due to an increase in volume of calls and maturities during the period. Additionally, mutual fund fee income increased by approximately $2.3 million, largely driven by international business.
Income from investment banking and advisory fees decreased to $48.2 million for the six months ended June 30, 2017 compared to $51.9 million for the six months ended June 30, 2016. The decrease was due to lower levels of volume in bond underwriting activity during 2017 compared to the same period in 2016.
Corporate and correspondent investment sales represent income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $21.1 million for the six months ended June 30, 2017, from $14.5 million for the corresponding period in 2016. The $6.6 million million increase was due in part to income related to interest rate contracts and foreign currency exchange contracts.
Mortgage banking for the six months ended June 30, 2017 was $6.2 million, an increase of $9.0 million compared to the six months ended June 30, 2016. Mortgage banking for the six months ended June 30, 2017, included $11.8 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $5.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the six months ended June 30, 2016, included $10.1 million of origination fees and gains on sales of mortgage loans offset by net losses of $12.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking for the six months ended June 30, 2017 compared to the corresponding period in 2016 was primarily driven by a decline in rates during 2016, which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs.
Investment securities gains, net decreased by $30.0 million for the six months ended June 30, 2017, as there were no sales of AFS securities during the six months ended June 30, 2017. See "—Investment Securities" for more information related to the investment securities sales.
For the six months ended June 30, 2017, other income decreased by $40.5 million due to a $16.9 million residual value write down related to a commercial lease and a $16.1 million gain recognized during 2016 from the sale of loans not initially originated for sale in the secondary market.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Salaries, benefits and commissions	$288,426	$277,166	$556,441	$556,935
Equipment	62,405	59,508	124,035	119,949
Professional services	64,840	58,401	122,647	114,768
Net occupancy	41,240	39,999	83,341	79,271
Money transfer expense	17,807	17,768	34,131	33,368
Amortization of intangibles	2,525	4,094	5,050	8,187
Total securities impairment	—	130	242	130
Other	95,242	83,971	195,910	220,573
Total noninterest expense	$572,485	$541,037	$1,121,797	$1,133,181
Three Months Ended June 30, 2017 and 2016
Noninterest expense was $572.5 million for the three months ended June 30, 2017, an increase of $31.4 million compared to $541.0 million for the three months ended June 30, 2016. The increase was driven by higher levels of salaries, benefits and commissions, professional services and other noninterest expense.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. Salaries, benefits and commissions increased $11.3 million during the three months ended June 30, 2017, to $288.4 million compared to $277.2 million for the three months ended June 30, 2016. The primary drivers were higher base salaries from annual merit reviews and increases in severance expense, as well as increases related to other employee benefit costs.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $6.4 million during the three months ended June 30, 2017, to $64.8 million compared to $58.4 million for the corresponding period in 2016 due to increases in outsourcing, contractor services, credit card processing and bankcard fees.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, FDIC indemnification expense, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $11.3 million during the three months ended June 30, 2017, to $95.2 million compared to $84.0 million for the three months ended June 30, 2016. The increase was attributable to increases of approximately $4.2 million and $1.7 million in marketing and FDIC insurance expenses, respectively, as well as a $2.2 million increase in the provision for unfunded commitments and letters of credit in 2017 compared to the corresponding period in 2016.
Six Months Ended June 30, 2017 and 2016
Noninterest expense was $1.1 billion for both the six months ended June 30, 2017 and 2016. The slight decrease in noninterest expense was due to a decrease in other noninterest expense offset, in part, by an increase in professional services.
Professional services increased $7.9 million during the six months ended June 30, 2017, to $122.6 million compared to $114.8 million for the corresponding period in 2016 due to increases in outsourcing, consulting, data resources, credit card processing and bankcard fees.

Other noninterest expense decreased $24.7 million during the six months ended June 30, 2017, to $195.9 million compared to $220.6 million for the six months ended June 30, 2016. The decrease was attributable to a $17.7 million decrease in the legal reserve expense and a $20.7 million decrease in the provision for unfunded commitments and letters of credit in 2017 compared to the corresponding period in 2016. These decreases were partially offset by increases of $5.1 million and $5.2 million in marketing and FDIC insurance expenses, respectively.
Income Tax Expense
Three Months Ended June 30, 2017 and 2016
The Company’s income tax expense totaled $56.9 million and $32.3 million for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate was 26.6% for the three months ended June 30, 2017 and 20.9% for the three months ended June 30, 2016. The increase in the effective tax rate was primarily driven by an increase in net income before income taxes relative to permanent income tax differences for the three months ended June 30, 2017.
Six Months Ended June 30, 2017 and 2016
The Company’s income tax expense totaled $102.8 million and $57.7 million for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate was 27.0% for the six months ended June 30, 2017 and 26.3% for the six months ended June 30, 2016. The increase in the effective tax rate was primarily driven by an increase in net income before income tax expense relative to permanent tax differences in 2017.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $2.7 billion at June 30, 2017 compared to $3.1 billion December 31, 2016. The $494 million decrease in trading account assets was primarily attributable to a $441 million decrease in U.S. Treasury securities held by BSI, as well as a $43 million decrease in the fair value of interest contracts for customers.
Investment Securities
As of June 30, 2017, the securities portfolio included $12.1 billion in available for sale securities and $1.1 billion in held to maturity securities for a total investment securities portfolio of $13.3 billion, an increase of $418 million compared with December 31, 2016.
During the six months ended June 30, 2017, the Company had no sales of securities classified as available for sale. During the six months ended June 30, 2016, the Company received proceeds of $1.7 billion from the sale of U.S. Treasury and other U.S. government agencies securities classified as available for sale which resulted in net gains of $30.0 million.
Lending Activities
The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate — construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real — estate mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans. The Company also has a portfolio of covered loans that were acquired in the 2009 FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	June 30, 2017	December 31, 2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,610,519	$25,122,002
Real estate – construction	2,288,823	2,125,316
Commercial real estate – mortgage	11,520,833	11,210,660
Total commercial loans	$38,420,175	$38,457,978
Consumer loans:
Residential real estate – mortgage	$13,079,324	$13,259,994
Equity lines of credit	2,579,900	2,543,778
Equity loans	394,849	445,709
Credit card	576,820	604,881
Consumer direct	1,447,646	1,254,641
Consumer indirect	3,061,282	3,134,948
Total consumer loans	$21,139,821	$21,243,951
Covered loans	321,164	359,334
Total loans	$59,881,160	$60,061,263
Loans held for sale	74,558	161,849
Total loans and loans held for sale	$59,955,718	$60,223,112
Loans and loans held for sale, net of unearned income, totaled $60.0 billion at June 30, 2017, a decrease of $267 million from December 31, 2016.
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. Effective as of July 12, 2017, the Company entered into an agreement with the FDIC to terminate the Company's single family residential loss share agreement ahead of the contractual maturity.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $856 million at June 30, 2017, a decrease of $156 million compared to $1.0 billion at December 31, 2016. The decrease in nonperforming assets was primarily due to a $160 million decrease in nonaccrual loans driven by a $165 million decrease in energy nonaccrual loans. At June 30, 2017, energy nonaccrual loans were $221 million compared to $387 million at December 31, 2016. The decrease in energy nonaccrual loans was due in part to sales of nonperforming energy loans during the six months ended June 30, 2017. Excluding energy nonperforming loans, nonperforming assets totaled $635 million at June 30, 2017 compared to $625 million at December 31, 2016. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.43% (or 1.11% excluding energy nonperforming loans) at June 30, 2017 compared with 1.68% (or 1.10% excluding energy nonperforming loans) at December 31, 2016.

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
Table 5 Potential Problem Loans

	June 30, 2017	December 31, 2016
	(In Thousands)
Commercial, financial and agricultural	$551,814	$630,760
Real estate – construction	3,238	5,578
Commercial real estate – mortgage	42,972	57,108
	$598,024	$693,446

The following table summarizes asset quality information and includes loans held for sale and purchased impaired loans.
Table 6 Asset Quality

	June 30, 2017	December 31, 2016
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$448,565	$596,454
Real estate – construction	1,993	1,239
Commercial real estate – mortgage	117,893	71,921
Residential real estate – mortgage	141,482	140,303
Equity lines of credit	29,347	33,453
Equity loans	11,015	13,635
Credit card	—	—
Consumer direct	706	789
Consumer indirect	8,964	5,926
Covered	348	730
Total nonaccrual loans	760,313	864,450
Nonaccrual loans held for sale	—	56,592
Total nonaccrual loans and loans held for sale	$760,313	$921,042
Accruing TDRs: (1)
Commercial, financial and agricultural	$766	$8,726
Real estate – construction	110	2,393
Commercial real estate – mortgage	4,725	4,860
Residential real estate – mortgage	59,490	59,893
Equity lines of credit	236	—
Equity loans	32,110	34,746
Credit card	—	—
Consumer direct	620	704
Consumer indirect	—	—
Covered	—	—
Total Accruing TDRs	98,057	111,322
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$98,057	$111,322
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$4,770	$2,891
Real estate – construction	2,251	2,007
Commercial real estate – mortgage	3,617	—
Residential real estate – mortgage	3,043	3,356
Equity lines of credit	1,630	2,950
Equity loans	320	467
Credit card	11,738	10,954
Consumer direct	4,187	4,482
Consumer indirect	5,681	7,197
Covered	22,197	27,238
Total loans 90 days past due and accruing	59,434	61,542
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$59,434	$61,542
OREO	$22,965	$21,112
Other repossessed assets	$12,298	$7,587

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale and purchased impaired loans, are detailed in the following table.
Table 7 Nonperforming Assets

	June 30, 2017	December 31, 2016
	(In Thousands)
Nonaccrual loans	$760,313	$921,042
Loans 90 days or more past due and accruing (1)	59,434	61,542
TDRs 90 days or more past due and accruing	969	589
Nonperforming loans	820,716	983,173
OREO	22,965	21,112
Other repossessed assets	12,298	7,587
Total nonperforming assets	$855,979	$1,011,872

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	June 30, 2017	December 31, 2016
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.37%	1.63%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.43	1.68
Allowance for loan losses as a percentage of loans	1.36	1.40
Allowance for loan losses as a percentage of nonperforming loans (3)	99.54	90.47

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 9 Rollforward of Nonaccrual Loans

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Balance at beginning of period,	$920,312	$406,911
Additions	336,517	1,004,252
Returns to accrual	(30,690)	(27,861)
Loan sales	(98,797)	(81,198)
Payments and paydowns	(162,113)	(119,020)
Transfers to OREO	(16,516)	(10,763)
Charge-offs	(188,748)	(145,889)
Balance at end of period	$759,965	$1,026,432
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 10 Rollforward of TDR Activity

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Balance at beginning period	$213,868	$227,817
New TDRs	111,997	16,313
Payments/Payoffs	(76,166)	(48,670)
Charge-offs	(3,907)	(946)
Transfer to OREO	(448)	(282)
Balance at end of period	$245,344	$194,232
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans was $245 million at June 30, 2017 compared to $214 million at December 31, 2016. Included in these amounts are $98 million at June 30, 2017 and $111 million at December 31, 2016 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses decreased to $817 million at June 30, 2017, from $838 million at December 31, 2016. The ratio of the allowance for loan losses to total loans was 1.36% at June 30, 2017 compared to 1.40% at December 31, 2016. Nonperforming loans were $821 million at June 30, 2017 compared to $983 million at December 31, 2016. The allowance attributable to individually impaired loans was $133 million at June 30, 2017 compared to $138 million at December 31, 2016. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.42% of average loans for the three months ended June 30, 2017 compared to 0.43% of average loans for the three months ended June 30, 2016. The decrease in net charge-offs for the three months ended June 30, 2017 as compared to the corresponding period in 2016 was driven in part by a $11.7 million decrease in commercial, financial and agricultural net charge-offs offset by a $7.0 million increase in consumer direct net charge-offs. Commercial, financial and agricultural net charge-offs include $20.3 million of net charge-offs related to energy loans for the three months ended June 30, 2017 compared to $26.7 million of net charge-offs related to energy loans for the three months ended June 30, 2016.
Net charge-offs were 0.49% of average loans for the six months ended June 30, 2017 compared to 0.39% of average loans for the six months ended June 30, 2016. The increase in net charge-offs for the six months ended June 30, 2017 as compared to the corresponding period in 2016 was driven, in part, by a $9.6 million increase in commercial, financial and agricultural net charge-offs as well as an $15.1 million increase in consumer direct net charge-offs. Commercial, financial and agricultural net charge-offs include $56.6 million of net charge-offs related to energy loans for the six months ended June 30, 2017 compared to $40.9 million of net charge-offs related to energy loans for the six months ended June 30, 2016.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Average loans outstanding during the period	$59,852,365	$62,270,289	$60,057,905	$62,194,845
Allowance for loan losses, beginning of period	$834,106	$822,440	$838,293	$762,673
Charge-offs:
Commercial, financial and agricultural	27,715	33,033	70,623	52,839
Real estate – construction	73	44	82	285
Commercial real estate – mortgage	827	2,718	932	3,166
Residential real estate – mortgage	3,064	1,860	6,182	4,105
Equity lines of credit	1,814	1,990	3,740	5,118
Equity loans	736	413	2,030	1,241
Credit card	11,526	8,906	22,146	17,829
Consumer direct	18,690	10,741	37,090	20,549
Consumer indirect	22,115	19,535	45,923	40,757
Covered	—	1,316	—	1,565
Total charge-offs	86,560	80,556	188,748	147,454
Recoveries:
Commercial, financial and agricultural	7,668	1,260	11,165	3,009
Real estate – construction	870	1,138	936	1,681
Commercial real estate – mortgage	2,213	1,034	3,059	1,460
Residential real estate – mortgage	1,660	1,389	3,583	2,673
Equity lines of credit	1,019	1,136	1,779	2,049
Equity loans	527	432	973	654
Credit card	848	779	1,650	1,512
Consumer direct	1,791	817	3,373	1,914
Consumer indirect	7,525	6,508	15,434	12,961
Covered	—	1	31	1
Total recoveries	24,121	14,494	41,983	27,914
Net charge-offs	62,439	66,062	146,765	119,540
Total provision for loan losses	45,285	86,673	125,424	199,918
Allowance for loan losses, end of period	$816,952	$843,051	$816,952	$843,051
Net charge-offs to average loans	0.42%	0.43%	0.49%	0.39%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of June 30, 2017 and December 31, 2016.
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
The commercial, financial and agricultural portfolio segment totaled $24.6 billion at June 30, 2017 compared to $25.1 billion at December 31, 2016. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	June 30, 2017				December 31, 2016 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$552,504	$7	$—	$—	$579,864	$40	$—	$57
Basic Materials	683,315	5,730	—	—	740,247	12,388	—	—
Capital Goods & Industrial Services	2,461,593	9,199	162	275	2,580,976	645	174	—
Construction & Infrastructure	526,425	36,214	17	—	550,282	33,992	29	—
Consumer & Healthcare	3,131,275	7,311	363	—	3,169,897	3,363	374	56
Energy	2,929,122	221,319	—	—	3,246,189	386,544	—	—
Financial Services	1,251,691	67	—	—	1,234,469	115	—	—
General Corporates	2,066,429	91,324	31	4,409	2,145,350	80,606	54	2,684
Institutions	2,529,004	1,472	—	86	2,368,603	1,650	7,868	74
Leisure	2,113,923	8,129	141	—	2,013,522	8,458	170	—
Real Estate	908,723	525	—	—	1,045,810	—	—	—
Retail & Wholesale Trade	2,539,513	36,126	—	—	2,407,291	30,460	—	—
Telecoms, Technology & Media	1,405,042	2,235	52	—	1,521,981	2,234	53	20
Transportation	799,004	9,443	—	—	792,672	11,384	—	—
Utilities	712,956	19,464	—	—	724,849	24,575	4	—
Total Commercial, Financial and Agricultural	$24,610,519	$448,565	$766	$4,770	$25,122,002	$596,454	$8,726	$2,891

(1)	December 31, 2016 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the second quarter of 2017.

The Company has been closely monitoring its energy sector lending portfolio which was negatively impacted by the lower level of oil prices which began in mid-2014. Total energy exposure, including unused commitments to extend credit and letters of credit was $7.8 billion and $8.1 billion at June 30, 2017 and December 31, 2016, respectively. As shown in Table 13, the Company's energy sector loan balances at June 30, 2017, were approximately $2.9 billion and represented 4.9% of the Company's total loans compared to $3.2 billion and 5.4% of the Company's total loans as of December 31, 2016. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 13 Energy Portfolio

	June 30, 2017			December 31, 2016
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$1,599,999	4,102,412	$218,697	$1,654,565	$4,182,861	$308,096
Midstream	1,010,761	3,089,979	—	1,199,844	3,230,513	11,298
Drilling oil and support services	173,408	399,106	2,372	263,770	467,908	66,811
Refineries and terminals	144,954	255,894	250	128,010	262,618	339
Other	—	—	—	—	—	—
Total energy portfolio	$2,929,122	$7,847,391	$221,319	$3,246,189	$8,143,900	$386,544

	June 30, 2017		December 31, 2016
	As a % of Energy Loans	As a % of Total Loans	As a % of Energy Loans	As a % of Total Loans
Exploration and production	54.6%	2.7%	51.0%	2.8%
Midstream	34.5	1.7	37.0	2.0
Drilling oil and support services	5.9	0.3	8.1	0.4
Refineries and terminals	5.0	0.2	3.9	0.2
Other	—	—	—	—
Total energy portfolio	100.0%	4.9%	100.0%	5.4%
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of June 30, 2017, the Company has observed a decrease in total energy loans outstanding as well as a decrease in nonaccrual loans, as indicated in Table 13. The decrease in total exposure in the energy portfolio primarily reflects reduced borrowing bases resulting in a reduction in total commitments, while the decrease in recorded investment largely reflects energy customers taking actions to adjust their cash flows and reduce their levels of debt.
The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at June 30, 2017 was 30.8%, comprised of 10.8% rated special mention and 20.0% rated substandard or lower. At December 31, 2016, the overall level of loans rated special mention or lower in the energy portfolio was 32.7%, comprised of 8.7% rated special mention and 24.0% rated substandard or lower.
Currently, the credit quality issues have mostly been isolated to the exploration and production subsector and the drilling oil and support services subsector, even though the latter represents a relatively small percentage of the portfolio. These subsectors are the subsectors most acutely impacted by pricing conditions. At June 30, 2017, approximately 78% of loans rated special mention or lower were in the exploration and production subsector. Within this subsector, many loans are secured and utilize borrowing base features linked to the physical commodity reserves and supported by engineering data. The borrowing bases are refreshed with updated information on a recurring basis. In the current pricing environment, the Company generally continues to see adequate collateral support of secured energy borrowers, including secured reserve based lines of credit for exploration and production borrowers. The Company's internal valuation methodologies involve independent engineering analysis of a borrower's reserve to calculate the present value of discounted cash flows that secure the loan. In doing so, the Company applies its oil and gas pricing policy, or when needed external market indices for oil and gas prices. Generally, the drilling oil and support services subsector also has a high risk for impact from the pricing environment since its operations are directly impacted by reduced spending by those in the exploration and production sector. However as noted in Table 13, the Company's exposure in this sector is limited.
For the three and six months ended June 30, 2017, charge-offs on energy loans were approximately $20.3 million and $56.6 million, respectively, compared to $26.7 million and $40.9 million, respectively, for the three and six months ended June 30, 2016. Charge-offs in this portfolio have remained low as the majority of classified energy portfolio loans remain well secured. However, if oil prices decline further, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of June 30, 2017, the Company's allowance for loan losses attributable to the energy portfolio totaled approximately 3.8% of outstanding energy loans.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.5 billion and $11.2 billion at June 30, 2017 and December 31, 2016, respectively, and real estate — construction loans totaled $2.3 billion at June 30, 2017 and $2.1 billion at December 31, 2016.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 14 Commercial Real Estate

	June 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$414,920	$6,570	$2,451	$—	$493,199	$1,853	$2,513	$—
Arizona	834,101	5,505	—	—	847,908	5,252	—	—
California	1,318,961	4,135	—	—	1,139,785	4,645	—	—
Colorado	429,601	7,385	—	—	436,640	6,902	—	—
Florida	1,036,782	8,323	118	—	912,874	7,262	134	—
New Mexico	172,598	6,665	130	3,617	174,911	6,354	132	—
Texas	3,472,521	58,453	1,109	—	3,576,090	33,043	1,152	—
Other	3,841,349	20,857	917	—	3,629,253	6,610	929	—
	$11,520,833	$117,893	$4,725	$3,617	$11,210,660	$71,921	$4,860	$—

Table 15 Real Estate – Construction

	June 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$24,177	$85	$—	$142	$17,517	$43	$—	$—
Arizona	135,495	—	—	1,304	94,191	—	—	—
California	238,960	—	—	805	246,094	—	—	—
Colorado	101,151	—	—	—	91,434	—	—	—
Florida	231,250	—	—	—	228,530	2	—	—
New Mexico	9,852	—	55	—	16,487	—	1,163	—
Texas	1,097,442	1,561	55	—	1,024,830	1,066	1,230	2,007
Other	450,496	347	—	—	406,233	128	—	—
	$2,288,823	$1,993	$110	$2,251	$2,125,316	$1,239	$2,393	$2,007
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
Residential real estate - mortgage loans totaled $13.1 billion and $13.3 billion at June 30, 2017 and December 31, 2016, respectively. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 16 Residential Real Estate — Mortgage

	June 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$966,333	$16,076	$12,000	$258	$1,005,975	$16,607	$11,390	$512
Arizona	1,262,271	9,418	9,329	294	1,270,521	11,831	9,901	412
California	2,916,162	11,946	3,115	526	2,929,393	16,258	2,164	429
Colorado	1,095,604	15,501	2,694	—	1,111,097	14,165	2,552	—
Florida	1,677,039	32,268	9,868	229	1,697,555	28,266	10,636	120
New Mexico	219,034	2,710	1,620	142	216,865	1,955	1,630	—
Texas	4,474,428	37,740	18,128	1,547	4,539,469	34,232	18,850	1,752
Other	468,453	15,823	2,736	47	489,119	16,989	2,770	131
	$13,079,324	$141,482	$59,490	$3,043	$13,259,994	$140,303	$59,893	$3,356

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 17 Residential Real Estate - Mortgage

	June 30, 2017				December 31, 2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$698,884	$87,257	$14,844	$2,065	$664,660	$91,262	$14,831	$2,111
621 – 680	1,218,808	21,614	20,445	319	1,279,658	21,507	16,854	825
681 – 720	1,890,598	8,847	9,573	126	1,980,276	6,288	13,921	37
Above 720	8,532,143	3,943	14,107	104	8,548,993	4,327	13,957	193
Unknown	738,891	19,821	521	429	786,407	16,919	330	190
	$13,079,324	$141,482	$59,490	$3,043	$13,259,994	$140,303	$59,893	$3,356
Equity lines of credit and equity loans totaled $3.0 billion at both June 30, 2017 and December 31, 2016. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 18 Equity Loans and Lines

	June 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$551,364	$7,641	$10,768	$659	$566,990	$8,380	$11,338	$932
Arizona	385,553	7,724	3,777	201	399,225	8,562	4,396	989
California	327,259	1,123	419	35	314,929	1,216	285	—
Colorado	191,064	3,384	1,408	44	192,517	3,802	1,388	86
Florida	376,023	8,064	7,001	216	382,853	9,195	7,375	583
New Mexico	52,858	1,568	560	191	53,491	2,087	600	—
Texas	1,056,007	10,046	8,016	604	1,040,395	12,309	8,997	704
Other	34,621	812	397	—	39,087	1,537	367	123
	$2,974,749	$40,362	$32,346	$1,950	$2,989,487	$47,088	$34,746	$3,417

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 19 Equity Loans and Lines

	June 30, 2017				December 31, 2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$202,811	$19,916	$7,728	$1,731	$207,659	$24,532	$8,723	$1,940
621 – 680	402,407	9,722	12,617	96	412,752	12,930	13,326	542
681 – 720	558,791	7,949	5,366	123	557,850	6,980	6,081	713
Above 720	1,798,529	2,683	6,571	—	1,798,151	2,466	6,430	222
Unknown	12,211	92	64	—	13,075	180	186	—
	$2,974,749	$40,362	$32,346	$1,950	$2,989,487	$47,088	$34,746	$3,417
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at June 30, 2017 were $5.1 billion, or 8.5% of the total loan portfolio compared to $5.0 billion, or 8.3% of the total loan portfolio at December 31, 2016.
Foreign Exposure
As of June 30, 2017, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At June 30, 2017, the Company's and the Bank's credit ratings were as follows:
Table 20 Credit Ratings

As of June 30, 2017
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
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Deposits
Total deposits decreased by $1.7 billion from December 31, 2016 to June 30, 2017. At June 30, 2017 and December 31, 2016, total deposits included $7.6 billion and $5.8 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 21 Composition of Deposits

	June 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,000,630	32.0%	$20,332,792	30.2%
Interest-bearing demand deposits	7,810,864	11.9	8,188,868	12.2
Savings and money market	24,661,542	37.6	25,330,003	37.6
Time deposits	12,144,344	18.5	13,427,870	20.0
Total deposits	$65,617,380	100.0%	$67,279,533	100.0%
Total deposits decreased from December 31, 2016 to June 30, 2017, primarily as a result of a decrease in higher rate rate deposits and higher maturity levels of time deposits.
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
Table 22 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at June 30, 2017
Federal funds purchased	$—	$175	—%	$—	—%
Securities sold under agreements to repurchase (1)	114,361	70,927	0.83	31,619	1.21
Other short-term borrowings	2,721,539	2,673,046	1.55	2,435,260	1.54
	$2,835,900	$2,744,148		$2,466,879
Balance at December 31, 2016
Federal funds purchased	$766,095	$372,355	0.49%	$12,885	0.39%
Securities sold under agreements to repurchase (1)	148,291	79,625	0.49	26,167	0.55
Other short-term borrowings	4,497,354	3,778,752	1.44	2,802,977	1.68
	$5,411,740	$4,230,732		$2,842,029

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.
At June 30, 2017 and December 31, 2016, FHLB and other borrowings were $4.8 billion and $3.0 billion, respectively. In June 2017, the Bank issued under its Global Bank Note Program $750 million aggregate principal amount of its 2.875% unsecured senior notes due 2022. For the six months ended June 30, 2017, the Company had $7.1 billion of proceeds received from FHLB and other borrowings and repayments were approximately $5.3 billion.
Shareholder’s Equity
Total shareholder's equity was $13.0 billion at June 30, 2017 compared to $12.8 billion at December 31, 2016, an increase of $239 million. Shareholder's equity increased $277 million due to earnings attributable to the Company during the period, offset by the payment of preferred and common dividends totaling $67.2 million to its sole shareholder, BBVA.
Risk Management
In the normal course of business, the Company encounters inherent risk in its business activities. The Company’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. Management has grouped the risks facing its operations into the following categories: credit risk, interest rate risk, liquidity risk, operational risk, market risk, model risk, reputational risk, fiduciary risk, suitability risk, compliance risk, legal risk, and strategic and business risk. Each of these risks is managed through the Company’s ERM program. The ERM program provides the structure and framework necessary to identify, measure, control and manage risk across the organization. ERM is the cornerstone for defining risk tolerance, identifying and monitoring key risk indicators, managing capital and integrating the Company’s capital planning process with on-going risk assessments and related stress testing for major risks.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at June 30, 2017, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at June 30, 2017.
Table 23 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
June 30, 2017
Rate Change
+ 200 basis points	9.25%
+ 100 basis points	4.73
- 100 basis points	(5.26)
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
Table 24 Economic Value of Equity

Estimated % Change in Economic Value of Equity
June 30, 2017
Rate Change
+ 300 basis points	(5.52)%
+ 200 basis points	(3.38)
+ 100 basis points	(1.43)
- 100 basis points	(0.92)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2017, the Company had derivative financial instruments outstanding with notional amounts of $45.8 billion. The estimated net fair value of open contracts was in an asset position of $40 million at

June 30, 2017. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a bank holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at June 30, 2017 or December 31, 2016 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
On June 28, 2017, the Company was informed that the Federal Reserve Board had no objection to the Company's 2017 capital plan and capital actions proposed in the capital plan. The Company's capital plan includes the payment of common dividends of $200 million, subject to approval by BBVA Compass' board of directors.
On June 29, 2017, the Bank issued under its Global Bank Note Program $750 million aggregate principal amount of its 2.875% unsecured senior notes due 2022.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. As of January 2017, the LCR requirement was 100 percent. At June 30, 2017, the Company was fully compliant with the LCR requirements in effect for 2017. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at June 30, 2017 and December 31, 2016.
Table 25 Capital Ratios

	June 30, 2017	December 31, 2016
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,877,770	$7,669,118
Tier 1 Capital	8,111,970	7,907,518
Total Capital	9,681,924	9,550,482
Ratios:
CET1 Risk-based Capital Ratio	11.90%	11.49%
Tier 1 Risk-based Capital Ratio	12.25	11.85
Total Risk-based Capital Ratio	14.62	14.31
Leverage Ratio	9.82	9.46
At June 30, 2017, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended June 30, 2017. For the three months ended June 30, 2017, no fees and/or commissions have been recorded in connection with these counter indemnities. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, any payments of amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding counter indemnity as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended June 30, 2017, from embassy-related activity, which include fees and/or commissions, did not exceed $23. The BBVA

Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: August 8, 2017	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer