Form 10-Q
period 2017-09-30
BBVA COMPASS BANCSHARES, INC
filed 2017-11-08
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock (par value $0.01 per share)	222,950,751 shares

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

•	disruptions to the credit and financial markets, either nationally or globally;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
	(In Thousands)
Assets:
Cash and due from banks	$1,145,745	$1,284,261
Interest bearing funds with the Federal Reserve	2,400,533	1,830,078
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	188,380	137,447
Cash and cash equivalents	3,734,658	3,251,786
Trading account assets	572,104	3,144,600
Investment securities available for sale	12,268,309	11,665,055
Investment securities held to maturity (fair value of $1,067,919 and $1,182,009 at September 30, 2017 and December 31, 2016, respectively)	1,077,372	1,203,217
Loans held for sale, (includes $77,783 and $105,257 measured at fair value for September 30, 2017 and December 31, 2016, respectively)	77,783	161,849
Loans	60,315,204	60,061,263
Allowance for loan losses	(849,119)	(838,293)
Net loans	59,466,085	59,222,970
Premises and equipment, net	1,226,747	1,300,054
Bank owned life insurance	720,693	711,939
Goodwill	4,983,296	4,983,296
Other assets	1,556,613	1,435,187
Total assets	$85,683,660	$87,079,953
Liabilities:
Deposits:
Noninterest bearing	$21,094,235	$20,332,792
Interest bearing	46,119,332	46,946,741
Total deposits	67,213,567	67,279,533
FHLB and other borrowings	3,956,041	3,001,551
Federal funds purchased and securities sold under agreements to repurchase	44,761	39,052
Other short-term borrowings	327,539	2,802,977
Accrued expenses and other liabilities	1,025,849	1,206,133
Total liabilities	72,567,757	74,329,246
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both September 30, 2017 and December 31, 2016	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both September 30, 2017 and December 31, 2016	2,230	2,230
Surplus	14,912,412	14,985,673
Accumulated deficit	(1,920,184)	(2,327,440)
Accumulated other comprehensive loss	(137,583)	(168,252)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	13,086,350	12,721,686
Noncontrolling interests	29,553	29,021
Total shareholder’s equity	13,115,903	12,750,707
Total liabilities and shareholder’s equity	$85,683,660	$87,079,953
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Interest income:
Interest and fees on loans	$623,884	$557,996	$1,805,971	$1,678,249
Interest on investment securities available for sale	53,930	48,382	164,398	131,021
Interest on investment securities held to maturity	6,994	6,675	20,454	20,229
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	11,557	4,563	32,868	13,275
Interest on trading account assets	6,247	12,926	26,349	40,659
Total interest income	702,612	630,542	2,050,040	1,883,433
Interest expense:
Interest on deposits	75,083	76,031	211,301	230,779
Interest on FHLB and other borrowings	29,904	21,315	71,422	58,919
Interest on federal funds purchased and securities sold under agreements to repurchase	4,623	4,934	16,462	16,525
Interest on other short-term borrowings	3,641	13,453	24,233	41,281
Total interest expense	113,251	115,733	323,418	347,504
Net interest income	589,361	514,809	1,726,622	1,535,929
Provision for loan losses	103,434	65,107	228,858	265,025
Net interest income after provision for loan losses	485,927	449,702	1,497,764	1,270,904
Noninterest income:
Service charges on deposit accounts	55,953	55,047	166,040	158,393
Card and merchant processing fees	32,297	31,256	94,749	92,507
Retail investment sales	26,817	30,137	82,876	79,689
Investment banking and advisory fees	30,500	34,385	78,744	86,324
Money transfer income	24,881	25,058	77,408	75,960
Asset management fees	10,336	8,778	30,162	25,969
Corporate and correspondent investment sales	5,145	6,974	26,249	21,490
Mortgage banking	3,450	8,242	9,636	5,410
Bank owned life insurance	4,322	4,170	12,711	13,041
Investment securities gains, net	3,033	—	3,033	30,037
Other	61,060	59,718	167,198	206,396
Total noninterest income	257,794	263,765	748,806	795,216
Noninterest expense:
Salaries, benefits and commissions	279,384	279,132	835,825	836,067
Equipment	60,656	59,697	184,691	179,646
Professional services	64,775	63,628	187,422	178,396
Net occupancy	42,227	41,610	125,568	120,881
Money transfer expense	15,938	16,680	50,069	50,048
Amortization of intangibles	2,525	4,093	7,575	12,280
Securities impairment:
Other-than-temporary impairment	—	—	242	281
Less: non-credit portion recognized in other comprehensive income	—	—	—	151
Total securities impairment	—	—	242	130
Other	108,457	91,431	304,367	312,004
Total noninterest expense	573,962	556,271	1,695,759	1,689,452
Net income before income tax expense	169,759	157,196	550,811	376,668
Income tax expense	39,308	36,845	142,097	94,548
Net income	130,451	120,351	408,714	282,120
Less: net income attributable to noncontrolling interests	584	523	1,458	1,569
Net income attributable to BBVA Compass Bancshares, Inc.	129,867	119,828	407,256	280,551
Less: preferred stock dividends	3,786	3,476	11,034	10,148
Net income attributable to common shareholder	$126,081	$116,352	$396,222	$270,403
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Net income	$130,451	$120,351	$408,714	$282,120
Other comprehensive income, net of tax:
Net unrealized holding (losses) gains arising during period from securities available for sale	(646)	(26,076)	38,919	65,592
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	1,911	—	1,911	19,035
Net change in net unrealized holding (losses) gains on securities available for sale	(2,557)	(26,076)	37,008	46,557
Change in unamortized net holding losses on investment securities held to maturity	999	1,168	2,540	2,924
Less: non-credit related impairment on investment securities held to maturity	—	—	—	96
Change in unamortized non-credit related impairment on investment securities held to maturity	251	225	778	648
Net change in unamortized holding losses on securities held to maturity	1,250	1,393	3,318	3,476
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	855	(1,461)	(9,172)	1,728
Change in defined benefit plans	—	—	(485)	931
Other comprehensive (loss) income, net of tax	(452)	(26,144)	30,669	52,692
Comprehensive income	129,999	94,207	439,383	334,812
Less: comprehensive income attributable to noncontrolling interests	584	523	1,458	1,569
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$129,415	$93,684	$437,925	$333,243
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2015	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	280,551	—	1,569	282,120
Other comprehensive income, net of tax	—	—	—	—	52,692	—	52,692
Preferred stock dividends	—	—	(10,148)	—	—	(1,037)	(11,185)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Dividend to BBVA Bancomer USA, Inc.	—	—	(69,151)	—	—	—	(69,151)
Capital contribution	—	—	—	—	—	36	36
Vesting of restricted stock	—	—	(1,527)	—	—	—	(1,527)
Restricted stock retained to cover taxes	—	—	(545)	—	—	—	(545)
Restricted stock tax deficiency	—	—	(468)	—	—	—	(468)
Amortization of stock-based deferred compensation	—	—	2,509	—	—	—	2,509
Balance, September 30, 2016	$229,475	$2,230	$15,020,937	$(2,416,402)	$(46,644)	$29,594	$12,819,190

Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	407,256	—	1,458	408,714
Other comprehensive income, net of tax	—	—	—	—	30,669	—	30,669
Preferred stock dividends	—	—	(11,034)	—	—	(1,037)	(12,071)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Capital contribution	—	—	—	—	—	111	111
Vesting of restricted stock	—	—	(1,538)	—	—	—	(1,538)
Restricted stock retained to cover taxes	—	—	(689)	—	—	—	(689)
Balance, September 30, 2017	$229,475	$2,230	$14,912,412	$(1,920,184)	$(137,583)	$29,553	$13,115,903
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Operating Activities:
Net income	$408,714	$282,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	222,467	221,975
Securities impairment	242	130
Amortization of intangibles	7,575	12,280
Accretion of discount, loan fees and purchase market adjustments, net	(11,346)	(17,191)
Net change in FDIC indemnification liability	22	4,180
Gain on termination of FDIC shared loss agreement	(1,779)	—
Provision for loan losses	228,858	265,025
Amortization of stock based compensation	—	2,509
Net change in trading account assets	119,641	(369,690)
Net change in trading account liabilities	(66,800)	210,554
Net change in loans held for sale	27,645	(27,468)
Deferred tax expense (benefit)	31,200	(22,596)
Investment securities gains, net	(3,033)	(30,037)
Loss on sale of premises and equipment	2,468	5,019
Gain on sale of loans	—	(15,551)
Net loss (gain) on sale of other real estate and other assets	1,606	(406)
Increase in other assets	(195,868)	(260,823)
Increase in other liabilities	7,059	68,043
Net cash provided by operating activities	778,671	328,073
Investing Activities:
Proceeds from sales of investment securities available for sale	210,906	1,785,313
Proceeds from prepayments, maturities and calls of investment securities available for sale	2,082,636	1,629,841
Purchases of investment securities available for sale	(2,902,214)	(3,848,779)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	137,480	114,689
Purchases of investment securities held to maturity	(6,233)	(27,104)
Proceeds from sales of trading securities	2,762,293	729,218
Purchases of trading securities	(309,438)	(272,857)
Net change in loan portfolio	(604,297)	(66,962)
Proceeds from sales of loans	175,088	1,022,579
Purchase of premises and equipment	(81,590)	(112,419)
Proceeds from sale of premises and equipment	2,064	6,311
(Payments to) reimbursements from FDIC for covered assets	(2,832)	878
Net cash paid to the FDIC for termination of shared loss agreement	(131,603)	—
Proceeds from sales of other real estate owned	22,650	21,145
Net cash provided by investing activities	1,354,910	981,853
Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts and savings accounts	(119,583)	1,380,456
Net increase in time deposits	44,704	215,262
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,709	(584,581)
Net decrease in other short-term borrowings	(2,475,438)	(441,421)
Proceeds from FHLB and other borrowings	9,245,563	1,250,000
Repayment of FHLB and other borrowings	(8,277,477)	(3,057,407)
Capital contribution for non-controlling interest	111	36
Vesting of restricted stock	(1,538)	(1,527)
Restricted stock grants retained to cover taxes	(689)	(545)
Dividend paid to BBVA Bancomer USA, Inc.	—	(69,151)
Common dividends paid	(60,000)	(60,000)
Preferred dividends paid	(12,071)	(11,185)
Net cash used in financing activities	(1,650,709)	(1,380,063)
Net increase (decrease) in cash and cash equivalents	482,872	(70,137)
Cash and cash equivalents at beginning of year	3,251,786	4,496,828
Cash and cash equivalents at end of period	$3,734,658	$4,426,691
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA Compass Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recently Issued Accounting Standards Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this codified guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Subsequently, the FASB issued a one-year deferral for implementation, which results in the new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities accounted for under other U.S. GAAP, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its statement of income most closely associated with financial instruments, including securities gains, interest income and interest expense. The Company plans to adopt this standard utilizing a modified retrospective transition method in the first quarter of 2018 and will be subject to expanded disclosure requirements upon adoption. The Company's implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While the Company has not yet identified any material changes in the timing of revenue recognition, the Company's review is ongoing and continues to evaluate the presentation of certain contract costs (whether presented gross or offset against noninterest income).
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing this pronouncement and the impact of adoption.

(2) Investment Securities Available for Sale and Investment Securities Held to Maturity
The following tables present the adjusted cost and approximate fair value of investment securities available for sale and investment securities held to maturity.

	September 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$3,704,848	$5,243	$30,401	$3,679,690
Mortgage-backed securities	3,051,728	18,256	31,667	3,038,317
Collateralized mortgage obligations	5,171,868	4,663	76,490	5,100,041
States and political subdivisions	2,276	118	—	2,394
Other	17,739	96	87	17,748
Equity securities	430,032	87	—	430,119
Total	$12,378,491	$28,463	$138,645	$12,268,309
Investment securities held to maturity:
Collateralized mortgage obligations	$69,098	$4,232	$3,634	$69,696
Asset-backed securities	10,409	2,011	768	11,652
States and political subdivisions	936,353	5,103	15,054	926,402
Other	61,512	306	1,649	60,169
Total	$1,077,372	$11,652	$21,105	$1,067,919

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,409,141	$2,390	$37,200	$2,374,331
Mortgage-backed securities	3,796,270	12,869	45,801	3,763,338
Collateralized mortgage obligations	5,200,241	5,292	106,605	5,098,928
States and political subdivisions	8,457	184	—	8,641
Other	16,321	6	142	16,185
Equity securities	403,548	84	—	403,632
Total	$11,833,978	$20,825	$189,748	$11,665,055
Investment securities held to maturity:
Collateralized mortgage obligations	$83,087	$5,265	$3,278	$85,074
Asset-backed securities	15,118	1,982	1,081	16,019
States and political subdivisions	1,040,716	2,309	25,518	1,017,507
Other	64,296	1,143	2,030	63,409
Total	$1,203,217	$10,699	$31,907	$1,182,009
In the above tables, equity securities include $430 million and $403 million at September 30, 2017 and December 31, 2016, respectively, of FHLB and Federal Reserve stock carried at par.

The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at September 30, 2017 and December 31, 2016. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	September 30, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,754,139	$10,074	$1,048,956	$20,327	$2,803,095	$30,401
Mortgage-backed securities	833,667	7,391	1,200,390	24,276	2,034,057	31,667
Collateralized mortgage obligations	1,364,631	7,317	3,068,922	69,173	4,433,553	76,490
Other	3,897	29	1,064	58	4,961	87
Total	$3,956,334	$24,811	$5,319,332	$113,834	$9,275,666	$138,645

Investment securities held to maturity:
Collateralized mortgage obligations	$11,479	$860	$36,588	$2,774	$48,067	$3,634
Asset-backed securities	—	—	6,767	768	6,767	768
States and political subdivisions	427,317	10,710	156,604	4,344	583,921	15,054
Other	14,847	61	21,089	1,588	35,936	1,649
Total	$453,643	$11,631	$221,048	$9,474	$674,691	$21,105

	December 31, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,277,341	$23,862	$609,078	$13,338	$1,886,419	$37,200
Mortgage-backed securities	1,425,743	15,235	1,368,957	30,566	2,794,700	45,801
Collateralized mortgage obligations	3,527,757	99,477	782,849	7,128	4,310,606	106,605
Other	3,849	77	1,057	65	4,906	142
Total	$6,234,690	$138,651	$2,761,941	$51,097	$8,996,631	$189,748

Investment securities held to maturity:
Collateralized mortgage obligations	$3,847	$527	$40,083	$2,751	$43,930	$3,278
Asset-backed securities	343	1	9,238	1,080	9,581	1,081
States and political subdivisions	532,090	13,043	313,803	12,475	845,893	25,518
Other	16,578	174	3,587	1,856	20,165	2,030
Total	$552,858	$13,745	$366,711	$18,162	$919,569	$31,907

As indicated in the previous tables, at September 30, 2017, the Company held certain investment securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either September 30, 2017 or December 31, 2016, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Balance at beginning of period	$22,824	$22,582	$22,582	$22,452
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	242	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	—	—	130
Balance at end of period	$22,824	$22,582	$22,824	$22,582
For both the three months ended September 30, 2017 and 2016, there was no OTTI recognized on held to maturity securities. For the nine months ended September 30, 2017 and 2016, there was $242 thousand and $130 thousand, respectively, of OTTI recognized on held to maturity securities. The investment securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.

The contractual maturities of the securities portfolios are presented in the following table.

September 30, 2017	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available for sale:
Maturing within one year	$150,384	$150,356
Maturing after one but within five years	1,283,937	1,279,279
Maturing after five but within ten years	1,347,306	1,342,532
Maturing after ten years	943,236	927,665
	3,724,863	3,699,832
Mortgage-backed securities and collateralized mortgage obligations	8,223,596	8,138,358
Equity securities	430,032	430,119
Total	$12,378,491	$12,268,309

Investment securities held to maturity:
Maturing within one year	$101,445	$101,473
Maturing after one but within five years	192,870	192,122
Maturing after five but within ten years	225,282	222,099
Maturing after ten years	488,677	482,529
	1,008,274	998,223
Collateralized mortgage obligations	69,098	69,696
Total	$1,077,372	$1,067,919

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Gross gains	$3,033	$—	$3,033	$30,037
Gross losses	—	—	—	—
Net realized gains	$3,033	$—	$3,033	$30,037

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	September 30, 2017	December 31, 2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,091,942	$25,122,002
Real estate – construction	2,247,144	2,125,316
Commercial real estate – mortgage	11,342,378	11,210,660
Total commercial loans	38,681,464	38,457,978
Consumer loans:
Residential real estate – mortgage	13,398,503	13,259,994
Equity lines of credit	2,617,312	2,543,778
Equity loans	383,376	445,709
Credit card	590,975	604,881
Consumer direct	1,604,396	1,254,641
Consumer indirect	3,039,178	3,134,948
Total consumer loans	21,633,740	21,243,951
Covered loans (1)	—	359,334
Total loans	$60,315,204	$60,061,263

(1)
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. In July 2017, the Company entered into an agreement with the FDIC to terminate the Company's single family residential loss share agreement ahead of the contractual maturity. Loans no longer covered under a loss share agreement were reclassified to their appropriate loan type.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$427,654	$116,819	$108,095	$164,384	$—	$816,952
Provision for loan losses	20,513	10,633	8,411	63,877	—	103,434
Loan charge-offs	(21,320)	(7,913)	(4,290)	(55,102)	—	(88,625)
Loan recoveries	6,625	235	2,401	8,097	—	17,358
Net (charge-offs) recoveries	(14,695)	(7,678)	(1,889)	(47,005)	—	(71,267)
Ending balance	$433,472	$119,774	$114,617	$181,256	$—	$849,119
Three months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$499,398	$114,311	$119,076	$110,266	$—	$843,051
Provision for loan losses	20,533	54	528	43,992	—	65,107
Loan charge-offs	(13,702)	(104)	(4,608)	(46,472)	—	(64,886)
Loan recoveries	4,766	682	3,429	9,931	—	18,808
Net (charge-offs) recoveries	(8,936)	578	(1,179)	(36,541)	—	(46,078)
Ending balance	$510,995	$114,943	$118,425	$117,717	$—	$862,080

Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	49,045	7,534	2,639	169,671	(31)	228,858
Loan charge-offs	(91,943)	(8,927)	(16,242)	(160,261)	—	(277,373)
Loan recoveries	17,790	4,230	8,736	28,554	31	59,341
Net (charge-offs) recoveries	(74,153)	(4,697)	(7,506)	(131,707)	31	(218,032)
Ending balance	$433,472	$119,774	$114,617	$181,256	$—	$849,119
Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	167,648	(7,393)	(7,412)	112,058	124	265,025
Loan charge-offs	(66,541)	(3,555)	(15,072)	(125,607)	(1,565)	(212,340)
Loan recoveries	7,775	3,823	8,805	26,318	1	46,722
Net (charge-offs) recoveries	(58,766)	268	(6,267)	(99,289)	(1,564)	(165,618)
Ending balance	$510,995	$114,943	$118,425	$117,717	$—	$862,080

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
September 30, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$67,280	$9,723	$28,989	$2,260	$—	$108,252
Collectively evaluated for impairment	366,192	110,051	85,628	178,996	—	740,867
Total allowance for loan losses	$433,472	$119,774	$114,617	$181,256	$—	$849,119
Ending balance of loans:
Individually evaluated for impairment	$302,285	$82,905	$170,608	$3,862	$—	$559,660
Collectively evaluated for impairment	24,789,657	13,506,617	16,228,583	5,230,687	—	59,755,544
Total loans	$25,091,942	$13,589,522	$16,399,191	$5,234,549	$—	$60,315,204

December 31, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$99,932	$4,037	$32,016	$2,223	$—	$138,208
Collectively evaluated for impairment	358,648	112,900	87,468	141,069	—	700,085
Total allowance for loan losses	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Ending balance of loans:
Individually evaluated for impairment	$719,468	$44,258	$186,338	$3,042	$—	$953,106
Collectively evaluated for impairment	24,402,534	13,291,718	16,063,143	4,991,428	359,334	59,108,157
Total loans	$25,122,002	$13,335,976	$16,249,481	$4,994,470	$359,334	$60,061,263

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following tables present information on individually evaluated impaired loans, by loan class.

	September 30, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$124,830	$134,543	$—	$177,455	$218,610	$67,280
Real estate – construction	4,593	4,593	—	215	262	196
Commercial real estate – mortgage	33,979	35,189	—	44,118	51,622	9,527
Residential real estate – mortgage	—	—	—	113,464	113,464	9,743
Equity lines of credit	—	—	—	20,385	20,389	14,919
Equity loans	—	—	—	36,759	37,451	4,327
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,591	2,591	1,074
Consumer indirect	—	—	—	1,271	1,271	1,186
Total loans	$163,402	$174,325	$—	$396,258	$445,660	$108,252

	December 31, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$375,957	$396,294	$—	$343,511	$371,085	$99,932
Real estate – construction	—	—	—	344	459	344
Commercial real estate – mortgage	19,235	20,177	—	24,679	24,865	3,693
Residential real estate – mortgage	—	—	—	119,986	119,986	7,529
Equity lines of credit	—	—	—	24,591	25,045	19,083
Equity loans	—	—	—	41,761	42,561	5,404
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	745	745	59
Consumer indirect	—	—	—	2,297	2,297	2,164
Total loans	$395,192	$416,471	$—	$557,914	$587,043	$138,208

The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$348,075	$191	$769,719	$401
Real estate – construction	4,230	2	634	2
Commercial real estate – mortgage	83,568	232	36,874	255
Residential real estate – mortgage	115,267	671	110,262	666
Equity lines of credit	20,845	219	26,231	246
Equity loans	37,085	323	43,292	375
Credit card	—	—	—	—
Consumer direct	2,599	11	803	7
Consumer indirect	1,355	2	2,505	3
Total loans	$613,024	$1,651	$990,320	$1,955

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$472,639	$743	$575,038	$1,033
Real estate – construction	1,811	6	2,118	6
Commercial real estate – mortgage	69,304	852	46,073	932
Residential real estate – mortgage	115,622	1,986	109,020	1,953
Equity lines of credit	22,151	671	27,170	790
Equity loans	38,711	997	44,629	1,123
Credit card	—	—	—	—
Consumer direct	1,320	22	854	22
Consumer indirect	1,706	8	2,152	9
Total loans	$723,264	$5,285	$807,054	$5,868
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

	Commercial
	September 30, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,705,231	$2,208,525	$11,054,754
Special Mention	514,233	35,017	111,720
Substandard	746,719	3,602	158,623
Doubtful	125,759	—	17,281
	$25,091,942	$2,247,144	$11,342,378

	December 31, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,142,975	$2,055,483	$10,898,877
Special Mention	758,417	60,826	187,182
Substandard	1,081,439	9,007	106,183
Doubtful	139,171	—	18,418
	$25,122,002	$2,125,316	$11,210,660

	Consumer
	September 30, 2017
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,219,631	$2,580,717	$371,092	$580,283	$1,596,441	$3,021,453
Nonperforming	178,872	36,595	12,284	10,692	7,955	17,725
	$13,398,503	$2,617,312	$383,376	$590,975	$1,604,396	$3,039,178

	December 31, 2016
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,115,936	$2,507,375	$431,417	$593,927	$1,249,370	$3,121,825
Nonperforming	144,058	36,403	14,292	10,954	5,271	13,123
	$13,259,994	$2,543,778	$445,709	$604,881	$1,254,641	$3,134,948

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$51,581	$6,351	$6,072	$324,071	$1,259	$389,334	$24,702,608	$25,091,942
Real estate – construction	661	94	2,955	1,877	106	5,693	2,241,451	2,247,144
Commercial real estate – mortgage	21,324	1,089	3,686	108,040	4,645	138,784	11,203,594	11,342,378
Residential real estate – mortgage	57,582	32,606	2,558	175,490	59,086	327,322	13,071,181	13,398,503
Equity lines of credit	11,118	4,824	2,179	34,416	237	52,774	2,564,538	2,617,312
Equity loans	3,470	1,798	840	11,305	30,574	47,987	335,389	383,376
Credit card	6,832	4,777	10,692	—	—	22,301	568,674	590,975
Consumer direct	17,563	6,796	5,209	2,746	577	32,891	1,571,505	1,604,396
Consumer indirect	81,534	23,070	8,858	8,867	—	122,329	2,916,849	3,039,178
Total loans	$251,665	$81,405	$43,049	$666,812	$96,484	$1,139,415	$59,175,789	$60,315,204

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$23,788	$6,581	$2,891	$596,454	$8,726	$638,440	$24,483,562	$25,122,002
Real estate – construction	918	50	2,007	1,239	2,393	6,607	2,118,709	2,125,316
Commercial real estate – mortgage	3,791	3,474	—	71,921	4,860	84,046	11,126,614	11,210,660
Residential real estate – mortgage	57,359	28,450	3,356	140,303	59,893	289,361	12,970,633	13,259,994
Equity lines of credit	7,922	4,583	2,950	33,453	—	48,908	2,494,870	2,543,778
Equity loans	5,615	1,843	467	13,635	34,746	56,306	389,403	445,709
Credit card	6,411	5,042	10,954	—	—	22,407	582,474	604,881
Consumer direct	13,338	4,563	4,482	789	704	23,876	1,230,765	1,254,641
Consumer indirect	85,198	22,833	7,197	5,926	—	121,154	3,013,794	3,134,948
Covered loans	7,311	1,351	27,238	730	—	36,630	322,704	359,334
Total loans	$211,651	$78,770	$61,542	$864,450	$111,322	$1,327,735	$58,733,528	$60,061,263
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
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended September 30, 2017, $3.3 million of TDR modifications included an interest rate concession and $102.3 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended September 30, 2016, $1.2 million of TDR modifications included an interest rate concession and $36.5 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2017, $5.2 million of TDR modifications included an interest rate concession and $212.5 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2016, $4.2 million of TDR modifications included an interest rate concession and $49.8 million of TDR modifications resulted from modifications to the loan’s structure.
The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	11	$103,223	4	$31,676
Real estate – construction	—	—	1	112
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	9	1,665	21	2,868
Equity lines of credit	7	368	30	1,468
Equity loans	10	342	6	635
Credit card	—	—	—	—
Consumer direct	—	—	2	15
Consumer indirect	1	5	56	917
Covered loans	—	—	—	—

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	24	$205,387	9	$32,026
Real estate – construction	—	—	2	3,504
Commercial real estate – mortgage	2	502	5	1,431
Residential real estate – mortgage	44	8,763	59	10,654
Equity lines of credit	34	1,708	66	3,237
Equity loans	26	1,031	15	1,129
Credit card	—	—	—	—
Consumer direct	—	—	3	24
Consumer indirect	14	209	119	1,999
Covered loans	2	103	—	—
Charge-offs and changes to the allowance related to modifications classified as TDRs were approximately $20.3 million and $26.1 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.
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

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	—	—	—	—
Equity lines of credit	—	—	8	204
Equity loans	—	—	1	42
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	1	13
Covered loans	—	—	—	—

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	505	—	—
Equity lines of credit	—	—	8	204
Equity loans	2	51	1	42
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	1	22	2	32
Covered loans	—	—	—	—
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
At September 30, 2017 and December 31, 2016, there were $8.0 million and $12.6 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $22 million and $21 million at September 30, 2017 and December 31, 2016, respectively. OREO included $16 million and $18 million of foreclosed residential real estate properties at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, there were $59 million and $48 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $78 million and $162 million at September 30, 2017 and December 31, 2016, respectively.

Loans held for sale at September 30, 2017, were comprised entirely of residential real estate — mortgage loans. Loans held for sale at December 31, 2016, were comprised of $57 million of commercial, financial and agricultural loans and $105 million of residential real estate — mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$—	$764,022
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	—	121,745	175,088	1,007,096
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$164,075	$199,073	$496,891	$482,860
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	7,322	9,024	19,178	21,705

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing	$164,075	$199,073	$496,891	$798,756
Servicing fees recognized (1)	6,173	6,710	19,083	19,376

(1)	Recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	September 30, 2017	December 31, 2016
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,652,024	$4,684,899
MSRs (2)	48,550	51,428

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Carrying value, at beginning of period	$49,398	$36,496	$51,428	$44,541
Additions	1,729	1,933	5,328	7,583
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	721	3,250	(100)	(5,391)
Due to other changes in fair value (1)	(3,298)	(2,652)	(8,106)	(7,706)
Carrying value, at end of period	$48,550	$39,027	$48,550	$39,027

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value of Financial Instruments, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At September 30, 2017 and December 31, 2016, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Fair value of MSRs	$48,550	$51,428
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.4%	97.3%
Adjustable rate mortgage loans	2.6	2.7
Total	100.0%	100.0%
Weighted average life (in years)	6.1	6.5
Prepayment speed:	11.3%	15.7%
Effect on fair value of a 10% increase	$(1,531)	$(1,646)
Effect on fair value of a 20% increase	(2,970)	(3,184)
Weighted average option adjusted spread:	8.2%	8.1%
Effect on fair value of a 10% increase	$(1,720)	$(1,758)
Effect on fair value of a 20% increase	(3,315)	(3,402)
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

(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision not to offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for additional information on the Company's accounting policies related to derivative instruments and hedging activities. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	September 30, 2017 (4)			December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,473,950	$24,296	$14,323	$2,123,950	$38,890	$14,226
Total fair value hedges		24,296	14,323		38,890	14,226
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	9,175,000	45	24,178	7,625,000	2,340	11,570
Swaps related to FHLB advances	120,000	—	5,950	120,000	—	7,093
Foreign currency contracts:
Forwards related to currency fluctuations	1,543	340	—	3,618	—	380
Total cash flow hedges		385	30,128		2,340	19,043
Total derivatives designated as hedging instruments		$24,681	$44,451		$41,230	$33,269

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$173,500	$180	$199	$251,500	$2,479	$493
Option contracts related to mortgage servicing rights	45,000	77	—	—	—	—
Interest rate lock commitments	144,240	2,924	1	150,616	2,424	32
Equity contracts:
Purchased equity option related to equity-linked CDs	815,307	42,415	—	833,763	57,198	—
Written equity option related to equity-linked CDs	730,504	—	38,351	770,632	—	53,044
Foreign exchange contracts:
Forwards and swaps related to commercial loans	404,986	2,215	1,874	424,155	3,741	1,723
Spots related to commercial loans	31,680	62	—	54,599	134	—
Swap associated with sale of Visa, Inc. Class B shares	92,139	—	2,303	68,308	—	1,708
Futures contracts (3)	795,000	—	—	104,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	30,771,530	224,561	174,414	28,000,014	290,238	228,748
Foreign exchange contracts for customers	1,039,862	15,696	13,851	870,084	28,367	26,317
Total trading account assets and liabilities		240,257	188,265		318,605	255,065
Total free-standing derivative instruments not designated as hedging instruments		$288,130	$230,993		$384,581	$312,065

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
The Company recognized no gains or losses for the three and nine months ended September 30, 2017 and 2016, related to hedged firm commitments no longer qualifying as a fair value hedge. At September 30, 2017, the fair value hedges had a weighted average expected remaining term of 4.2 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2017	2016	2017	2016
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(6,637)	$(20,209)	$(14,691)	$45,101
Hedged long term debt	Interest on FHLB and other borrowings	6,614	19,246	14,532	(39,978)
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	7,690	10,489	24,239	31,834
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There was $202 thousand and $229 thousand of cash flow hedging losses recognized because of hedge ineffectiveness for the three and nine months ended September 30, 2017, respectively, and there was no material cash flow hedging gains or losses recognized because of hedge ineffectiveness for the three and nine months ended September 30, 2016. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017, cash flow hedges not terminated had a net fair value of $(29.7) million and a weighted average life of 1.2 years. Net losses of $42.0 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.8 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$855	$(1,461)	$(9,172)	$1,728
Amount reclassified from accumulated other comprehensive income (loss) into net income	(2,835)	702	5,043	1,678
Amount of ineffectiveness recognized in net income	202	—	229	—
Derivatives Not Designated As Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges to facilitate client needs or as part of the Company’s overall risk management strategy. Economic hedges are those that do not qualify to be treated as a fair value hedge, cash flow hedge or foreign currency hedge for accounting purposes, but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company.
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2017	2016	2017	2016
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(18)	$86	$(1)	$(229)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(46)	1,094	(2,005)	(2,027)
Option contracts related to mortgage servicing rights	Mortgage banking income	(253)	—	(391)	(264)
Interest rate lock commitments	Mortgage banking income	(262)	(162)	531	1,655
Interest rate contracts for customers	Corporate and correspondent investment sales	5,979	5,371	21,318	14,780
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	—	(1)	—	(6)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(8,921)	(3,716)	(14,783)	1,782
Written equity option related to equity-linked CDs	Other expense	8,643	3,625	14,692	(672)
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(13,107)	(1,517)	(36,373)	(5,173)
Spot contracts related to commercial loans	Other income	1,620	1,471	4,175	91
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	2,709	1,305	7,770	2,954
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At September 30, 2017, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $240 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2017. There were $2.6 million and $2.5 million of net credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at September 30, 2017, have credit risk of $25 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, there were no nonperforming derivative positions classified as nontrading.
As of September 30, 2017 and December 31, 2016, the Company had recorded the right to reclaim cash collateral of $108 million and $103 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $55 million and $37 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2017, was $30 million for which the Company has collateral requirements of $29 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2017, the Company’s collateral requirements to its counterparties would require an additional increase of $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2016, was $30 million for which the Company had collateral requirements of $29 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2016, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2017
Derivative financial assets:
Subject to a master netting arrangement	$160,210	$—	$160,210	$—	$29,699	$130,511
Not subject to a master netting arrangement	152,601	—	152,601	—	—	152,601
Total derivative financial assets	$312,811	$—	$312,811	$—	$29,699	$283,112

Derivative financial liabilities:
Subject to a master netting arrangement	$196,021	$—	$196,021	$3,264	$107,463	$85,294
Not subject to a master netting arrangement	79,423	—	79,423	—	—	79,423
Total derivative financial liabilities	$275,444	$—	$275,444	$3,264	$107,463	$164,717

December 31, 2016
Derivative financial assets:
Subject to a master netting arrangement	$234,002	$—	$234,002	$—	$33,212	$200,790
Not subject to a master netting arrangement	191,809	—	191,809	—	—	191,809
Total derivative financial assets	$425,811	$—	$425,811	$—	$33,212	$392,599

Derivative financial liabilities:
Subject to a master netting arrangement	$248,669	$—	$248,669	$9,685	$102,603	$136,381
Not subject to a master netting arrangement	96,665	—	96,665	—	—	96,665
Total derivative financial liabilities	$345,334	$—	$345,334	$9,685	$102,603	$233,046

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2017 (2)
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$484,445	$343,325	$141,120	$141,120	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$388,086	$343,325	$44,761	$44,761	$—	$—

December 31, 2016 (2)
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,164,039	$3,069,489	$94,550	$94,550	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,095,655	$3,069,488	$26,167	$26,167	$—	$—

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(2)
The decrease in gross amounts recognized from December 31, 2016 to September 30, 2017, relates to a reduction in securities purchased under agreements to resell and securities sold under agreements to repurchase held by BSI.

Collateral Associated with Securities Financing Activities
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
September 30, 2017
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$275,860	$—	$44,761	$—	$320,621
Mortgage-backed securities	—	—	67,465	—	67,465
Total	$275,860	$—	$112,226	$—	$388,086

December 31, 2016
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,408,736	$806,526	$798,089	$—	$3,013,351
Mortgage-backed securities	—	—	82,304	—	82,304
Total	$1,408,736	$806,526	$880,393	$—	$3,095,655
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At September 30, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $552 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $392 million. At December 31, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $3.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.1 billion.
(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	September 30, 2017	December 31, 2016
	(In Thousands)
Commitments to extend credit	$27,548,488	$27,070,935
Standby and commercial letters of credit	1,383,185	1,474,405
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

The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At September 30, 2017 and December 31, 2016, the recorded amount of these deferred fees was $7 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2017, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.4 billion. At September 30, 2017 and December 31, 2016, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $81 million and $77 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both September 30, 2017 and December 31, 2016, the amount of potential recourse was $19 million of which the Company had reserved $766 thousand and $681 thousand, respectively, which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both September 30, 2017 and December 31, 2016, the Company had $1 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
On July 12, 2017, the Company entered into an agreement with the FDIC to terminate the Company's loss share agreement ahead of the contractual maturity. Under the terms of the agreement, the Company made a net payment of $132 million to the FDIC in July as consideration for early termination of the shared-loss agreement and settlement of the FDIC indemnification liability. The termination resulted in a $1.8 million gain for the three and nine months ended September 30, 2017 which was recorded in other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.
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

In June 2013, Compass Bank (“BBVA Compass”) was named as a defendant in a lawsuit filed in the United States District Court of the Northern District of Alabama, Intellectual Ventures II, LLC v. BBVA Compass Bancshares, Inc. and BBVA Compass, wherein the plaintiff alleges that BBVA Compass is infringing five patents owned by the plaintiff and related to the security infrastructure for BBVA Compass’ online banking services. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2014, BBVA Compass was named as a defendant in a lawsuit filed in the District Court of Dallas County, Texas, David Bagwell, individually and as Trustee of the David S. Bagwell Trust v. BBVA Compass, et al., wherein the plaintiff alleges that BBVA Compass wrongfully sold his loan to a third party after representing it would not do so. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2016, BSI was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration materials and prospectuses filed with the Securities and Exchange Commission in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline and underwritten by BSI, among others. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In October 2016, BSI was named as a defendant in a putative class action lawsuit filed in the District Court of Harris County, Texas, and subsequently removed to the United States District Court for the Southern District of Texas, St. Lucie County Fire District Firefighters' Pension Trust, individually and on behalf of all others similarly situated v. Southwestern Energy Company, et al., wherein the plaintiffs allege that Southwestern Energy Company, its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the registration statement and prospectus related to a securities offering. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In December 2016, BBVA Compass was named as a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Southern District of New York, In re: SunEdison, Inc., et al. // Official Committee of Unsecured Creditors v. BBVA Compass, et al., wherein the plaintiffs allege that the first-lien lenders (including BBVA Compass) exercised undue influence and control over SunEdison’s bankruptcy, that SunEdison improperly incurred secured debt through second-lien secured notes to the detriment of SunEdison’s unsecured creditors shortly before SunEdison filed its bankruptcy petition, and that the second-lien notes constitute avoidable fraudulent transfers under the Bankruptcy Code. The plaintiffs seek unspecified monetary relief. The parties reached a settlement that was approved by the Bankruptcy Court on July 25, 2017. The settlement will be fully consummated on or before November 15, 2017.

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

In August 2017, BSI was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Connecticut, Ontario Teachers’ Pension Plan Board, individually and on behalf of all others similarly situated v. Teva Pharmaceutical Industries Ltd., et al., wherein the plaintiffs allege that Teva Pharmaceutical Industries Ltd. (“Teva”), its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the offering materials related to Teva’s role in an alleged conspiracy to inflate the market prices of certain generic drug products. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In August 2017, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Texas, United States of America ex rel. Edward Hendrickson v. BBVA Compass, et al., alleging that the defendant banks, including BBVA Compass, violated the federal False Claims Act by accepting federal agency benefit payments into the accounts of deceased customers. Hendrickson seeks unspecified monetary relief on behalf of the United States government. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In September 2017, BBVA Compass was named as a defendant in putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Lara Bellissimo, individually and on behalf of similarly situated individuals v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of calls to the cell phones of individuals who were not the individuals that provided the phone numbers to BBVA Compass. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of loss is not reasonably estimable, the Company does not accrue legal reserves. At September 30, 2017, the Company had accrued legal reserves in the amount of $2 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote if “the chance of the future event or events occurring is slight.” At September 30, 2017, there were no such matters where a loss was reasonably possible and reasonably estimable, creating reasonably possible losses beyond the accrued legal reserves.
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

At both September 30, 2017 and December 31, 2016, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains or (losses) of $98 thousand and $(478) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended September 30, 2017 and 2016, respectively. Net gains of $1.2 million and $2.1 million resulting from changes in fair value of these loans were recorded in noninterest income during the nine months ended September 30, 2017 and 2016, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(46) thousand and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(2.0) million for both the nine months ended September 30, 2017 and 2016. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
September 30, 2017
Residential mortgage loans held for sale	$77,783	$75,192	$2,591
December 31, 2016
Residential mortgage loans held for sale	$105,257	$103,886	$1,371
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
Other assets - MSR – A component of other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy are MSRs that are valued through a discounted cash flow analysis using a third-party commercial valuation system. The MSR valuation takes into consideration the objective characteristics of the MSR portfolio, such as loan amount, note rate, service fee, loan term, and common industry assumptions, such as servicing costs, ancillary income, prepayment estimates, earning rates, cost of fund rates, option-adjusted spreads, etc. The Company’s portfolio-specific factors are also considered in calculating the fair value of MSRs to the extent one can reasonably assume a buyer would also incorporate these factors. Examples of such factors are geographical concentrations of the portfolio, liquidity consideration, or additional views of risk not inherently accounted for in prepayment assumptions. Product liquidity and these other risks are generally incorporated through adjustment of discount factors applied to forecasted cash flows. Based on this method of pricing MSRs, the fair value measurement obtained for these financial instruments is deemed a Level 3 classification. The value of the MSR is calculated by a third-party firm that specializes in the MSR market and valuation services. Additionally, the Company obtains a valuation from an independent party to compare for reasonableness. The Company’s Secondary Marketing Committee is responsible for ensuring the appropriate application of valuation, capitalization, and fair value decay policies for the MSR portfolio. The Committee meets at least monthly to review the MSR portfolio.
Other assets - SBIC – A component of other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy are SBIC investments initially valued based on transaction price. The SBIC investments are valued initially based upon transaction price. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value. These SBIC investments are classified as Level 3 within the valuation hierarchy.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$330,919	$330,919	$—	$—
State and political subdivisions	297	—	297	—
Other debt securities	68	—	68	—
Interest rate contracts	224,561	—	224,561	—
Foreign exchange contracts	15,696	—	15,696	—
Other trading assets	563	—	—	563
Total trading account assets	572,104	330,919	240,622	563
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	3,679,690	2,669,033	1,010,657	—
Mortgage-backed securities	3,038,317	—	3,038,317	—
Collateralized mortgage obligations	5,100,041	—	5,100,041	—
States and political subdivisions	2,394	—	2,394	—
Other debt securities	17,748	17,748	—	—
Equity securities (1)	440	89	—	351
Total investment securities available for sale	11,838,630	2,686,870	9,151,409	351
Loans held for sale	77,783	—	77,783	—
Derivative assets:
Interest rate contracts	27,522	77	24,521	2,924
Equity contracts	42,415	—	42,415	—
Foreign exchange contracts	2,617	—	2,617	—
Total derivative assets	72,554	77	69,553	2,924
Other assets - MSR	48,550	—	—	48,550
Other assets - SBIC	32,745	—	—	32,745
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$327,539	$327,539	$—	$—
Interest rate contracts	174,414	—	174,414	—
Foreign exchange contracts	13,851	—	13,851	—
Total trading account liabilities	515,804	327,539	188,265	—
Derivative liabilities:
Interest rate contracts	44,651	—	44,650	1
Equity contracts	38,351	—	38,351	—
Foreign exchange contracts	1,874	—	1,874	—
Total derivative liabilities	84,876	—	84,875	1

(1)	Excludes $430 million of FHLB and Federal Reserve stock required to be owned by the Company at September 30, 2017. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and nine months ended September 30, 2017 and 2016. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, June 30, 2016	$1,031	$294	$4,691	$36,496	$—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(47)	—	(162)	598	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—		—	—	—
Issuances	—	—	—	1,933	—
Sales	—	(1)	—	—	—
Settlements	—	—	—	—	—
Balance, September 30, 2016	$984	$293	$4,529	$39,027	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$(47)	$—	$(162)	$598	$—

Balance, June 30, 2017	$778	$353	$3,185	$49,398	$22,572
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(215)	—	(262)	(2,577)	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	10,173
Issuances	—	—	—	1,729	—
Sales	—	(2)	—	—	—
Settlements	—	—	—	—	—
Balance, September 30, 2017	$563	$351	$2,923	$48,550	$32,745
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2017	$(215)	$—	$(262)	$(2,577)	$—

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30,	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2015	$1,117	$253	$2,874	$44,541	$—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(133)	—	1,655	(13,097)	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	—	—
Issuances	—	—	—	7,583	—
Sales	—	(1)	—	—	—
Settlements	—	—	—	—	—
Balance, September 30, 2016	$984	$293	$4,529	$39,027	$—
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2016	$(133)	$—	$1,655	$(13,097)	$—

Balance, December 31, 2016	$859	$293	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(296)	—	531	(8,206)	550
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	60	—	—	16,556
Issuances	—	—	—	5,328	—
Sales	—	(2)	—	—	—
Settlements	—	—	—	—	—
Balance, September 30, 2017	$563	$351	$2,923	$48,550	$32,745
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2017	$(296)	$—	$531	$(8,206)	$550

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2017 and 2016, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$1,863	$—	$—	$1,863	$—	$(242)
Impaired loans (1)	44,434	—	—	44,434	(12,389)	(49,894)
OREO	22,012	—	—	22,012	(1,845)	(4,640)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,595	$—	$—	$2,595	$—	$(130)
Impaired loans (1)	71,806	—	—	71,806	(9,202)	(55,922)
OREO	21,670	—	—	21,670	(458)	(2,777)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	September 30, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$563	Discounted cash flow	Default rate	10.2%
			Prepayment rate	5.8% - 11.0% (8.0%)
Interest rate contracts, net	2,923	Discounted cash flow	Closing ratios (pull-through)	20.5% - 99.5% (70.7%)
			Cap grids	0.5% - 2.2% (0.9%)
Other assets - MSRs	48,550	Discounted cash flow	Option adjusted spread	4.6% - 17.2% (8.2%)
			Constant prepayment rate or life speed	1.2% - 51.9% (9.4%)
			Cost to service	$65 - $4,000 ($80)
Other assets - SBIC investments	32,745	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Investment securities held to maturity	$1,863	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	44,434	Appraised value	Appraised value	0.0% - 100.0% (29.0%)
OREO	22,012	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2016	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$859	Discounted cash flow	Default rate	10.1%
			Prepayment rate	6.2% - 11.1% (8.2%)
Interest rate contracts, net	2,392	Discounted cash flow	Closing ratios (pull-through)	18.6% - 99.1% (68.5%)
			Cap grids	0.1% - 2.3% (1.1%)
Other assets - MSRs	51,428	Discounted cash flow	Option adjusted spread	6.1% - 18.6% (8.1%)
			Constant prepayment rate or life speed	1.3% - 62.0% (15.7%)
			Cost to service	$65 - $4,000 ($79)
Other assets - SBIC investments	15,639	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Investment securities held to maturity	$2,550	Discounted cash flow	Prepayment rate	10.9%
			Default rate	9.2%
			Loss severity	63.7%
Impaired loans	59,807	Appraised value	Appraised value	0.0% - 80.0% (31.9%)
OREO	21,112	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,734,658	$3,734,658	$3,734,658	$—	$—
Investment securities held to maturity	1,077,372	1,067,919	—	—	1,067,919
Loans, net	59,466,085	56,701,917	—	—	56,701,917
Liabilities:
Deposits	$67,213,567	$67,260,405	$—	$67,260,405	$—
FHLB and other borrowings	3,956,041	4,005,971	—	4,005,971	—
Federal funds purchased and securities sold under agreements to repurchase	44,761	44,761	—	44,761	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,251,786	$3,251,786	$3,251,786	$—	$—
Investment securities held to maturity	1,203,217	1,182,009	—	—	1,182,009
Loans, net	59,222,970	56,283,761	—	—	56,283,761
Liabilities:
Deposits	$67,279,533	$67,359,299	$—	$67,359,299	$—
FHLB and other borrowings	3,001,551	3,001,836	—	3,001,836	—
Federal funds purchased and securities sold under agreements to repurchase	39,052	39,052	—	39,052	—
Other short-term borrowings	50,000	50,000	—	50,000	—
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

	Three Months Ended September 30,
	2017			2016
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding losses arising during period from securities available for sale	$(1,025)	$(379)	$(646)	$(41,149)	$(15,073)	$(26,076)
Less: reclassification adjustment for net gains on sale of securities in net income	3,033	1,122	1,911	—	—	—
Net change in unrealized losses on securities available for sale	(4,058)	(1,501)	(2,557)	(41,149)	(15,073)	(26,076)
Change in unamortized net holding losses on investment securities held to maturity	1,586	587	999	1,844	676	1,168
Change in unamortized non-credit related impairment on investment securities held to maturity	399	148	251	354	129	225
Net change in unamortized holding losses on securities held to maturity	1,985	735	1,250	2,198	805	1,393
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	1,367	512	855	(2,303)	(842)	(1,461)
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive loss	$(706)	$(254)	$(452)	$(41,254)	$(15,110)	$(26,144)

	Nine Months Ended September 30,
	2017			2016
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from securities available for sale	$61,774	$22,855	$38,919	$103,507	$37,915	$65,592
Less: reclassification adjustment for net gains on sale of securities in net income	3,033	1,122	1,911	30,037	11,002	19,035
Net change in unrealized gains on securities available for sale	58,741	21,733	37,008	73,470	26,913	46,557
Change in unamortized net holding losses on investment securities held to maturity	4,032	1,492	2,540	4,615	1,691	2,924
Less: non-credit related impairment on investment securities held to maturity	—	—	—	151	55	96
Change in unamortized non-credit related impairment on investment securities held to maturity	1,236	458	778	1,021	373	648
Net change in unamortized holding losses on securities held to maturity	5,268	1,950	3,318	5,485	2,009	3,476
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(14,581)	(5,409)	(9,172)	2,734	1,006	1,728
Change in defined benefit plans	(773)	(288)	(485)	1,300	369	931
Other comprehensive income	$48,655	$17,986	$30,669	$82,989	$30,297	$52,692

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2015	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)
Other comprehensive income (loss) before reclassifications	65,592	2,787	—	(96)	68,283
Amounts reclassified from accumulated other comprehensive income (loss)	(16,111)	(1,059)	931	648	(15,591)
Net current period other comprehensive income	49,481	1,728	931	552	52,692
Balance, September 30, 2016	$(6,845)	$(4,679)	$(28,235)	$(6,885)	$(46,644)

Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive income (loss) before reclassifications	38,919	(6,000)	—	—	32,919
Amounts reclassified from accumulated other comprehensive income (loss)	629	(3,172)	(485)	778	(2,250)
Net current period other comprehensive income (loss)	39,548	(9,172)	(485)	778	30,669
Balance, September 30, 2017	$(80,014)	$(19,252)	$(32,513)	$(5,804)	$(137,583)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statement of Income Caption
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$3,033	$—	$3,033	$30,037	Investment securities gains, net
	(1,586)	(1,844)	(4,032)	(4,615)	Interest on investment securities held to maturity
	1,447	(1,844)	(999)	25,422
	(535)	676	370	(9,311)	Income tax (expense) benefit
	$912	$(1,168)	$(629)	$16,111	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(2,258)	$1,654	$6,920	$5,587	Interest and fees on loans
	(577)	(952)	(1,877)	(3,909)	Interest and fees on FHLB advances
	(2,835)	702	5,043	1,678
	1,054	(260)	(1,871)	(619)	Income tax (expense) benefit
	$(1,781)	$442	$3,172	$1,059	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$773	$(1,300)	(2)
	—	—	(288)	369	Income tax (expense) benefit
	$—	$—	$485	$(931)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(399)	$(354)	$(1,236)	$(1,021)	Interest on investment securities held to maturity
	148	129	458	373	Income tax benefit
	$(251)	$(225)	$(778)	$(648)	Net of tax

(1)	Amounts in parentheses indicate debits to the Condensed Consolidated Statement of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19, Benefit Plans, in the Notes to the December 31, 2016, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$331,062	$339,345
Net income taxes paid	109,460	94,808
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$25,156	$21,547
Transfer of loans to loans held for sale	—	764,022
Issuance of restricted stock, net of cancellations	—	1,083

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
In August 2017, the Company announced a reorganization of its line of business structure that will divide the existing Consumer and Commercial Banking segment into a retail line of business and a commercial line of business. This will change the Company's segment reporting structure during the fourth quarter of 2017.
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended September 30, 2017
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$526,201	$43,645	$648	$18,867	$589,361
Allocated provision for loan losses	110,642	(11,708)	—	4,500	103,434
Noninterest income	199,589	56,231	4,745	(2,771)	257,794
Noninterest expense	480,684	43,496	6,340	43,442	573,962
Net income (loss) before income tax expense (benefit)	134,464	68,088	(947)	(31,846)	169,759
Income tax expense (benefit)	47,063	23,831	(331)	(31,255)	39,308
Net income	87,401	44,257	(616)	(591)	130,451
Less: net income (loss) attributable to noncontrolling interests	176	—	414	(6)	584
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$87,225	$44,257	$(1,030)	$(585)	$129,867
Average assets	$54,661,908	$9,869,664	$15,686,910	$7,081,497	$87,299,979

	Three Months Ended September 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$519,774	$33,785	$(4,250)	$(34,500)	$514,809
Allocated provision for loan losses	52,358	18,208	—	(5,459)	65,107
Noninterest income	198,967	54,168	7,960	2,670	263,765
Noninterest expense	476,569	34,939	5,101	39,662	556,271
Net income (loss) before income tax expense (benefit)	189,814	34,806	(1,391)	(66,033)	157,196
Income tax expense (benefit)	66,435	12,182	(487)	(41,285)	36,845
Net income (loss)	123,379	22,624	(904)	(24,748)	120,351
Less: net income (loss) attributable to noncontrolling interests	107	—	420	(4)	523
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$123,272	$22,624	$(1,324)	$(24,744)	$119,828
Average assets	$54,398,207	$13,006,089	$16,462,880	$7,033,163	$90,900,339

	Nine Months Ended September 30, 2017
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$1,561,941	$117,401	$22,791	$24,489	$1,726,622
Allocated provision for loan losses	205,484	16,311	—	7,063	228,858
Noninterest income	584,516	151,166	8,380	4,744	748,806
Noninterest expense	1,443,457	111,675	18,983	121,644	1,695,759
Net income (loss) before income tax expense (benefit)	497,516	140,581	12,188	(99,474)	550,811
Income tax expense (benefit)	174,131	49,203	4,266	(85,503)	142,097
Net income (loss)	323,385	91,378	7,922	(13,971)	408,714
Less: net income (loss) attributable to noncontrolling interests	216	—	1,250	(8)	1,458
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$323,169	$91,378	$6,672	$(13,963)	$407,256
Average assets	$54,446,725	$10,555,362	$15,375,036	$7,105,233	$87,482,356

	Nine Months Ended September 30, 2016
	Consumer and Commercial Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,536,010	$122,946	$(26,176)	$(96,851)	$1,535,929
Allocated provision for loan losses	167,559	87,729	—	9,737	265,025
Noninterest income	592,323	146,492	47,407	8,994	795,216
Noninterest expense	1,423,397	144,993	15,289	105,773	1,689,452
Net income (loss) before income tax expense (benefit)	537,377	36,716	5,942	(203,367)	376,668
Income tax expense (benefit)	188,082	12,851	2,079	(108,464)	94,548
Net income (loss)	349,295	23,865	3,863	(94,903)	282,120
Less: net income (loss) attributable to noncontrolling interests	306	—	1,271	(8)	1,569
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$348,989	$23,865	$2,592	$(94,895)	$280,551
Average assets	$54,603,369	$13,879,094	$16,395,875	$7,000,089	$91,878,427
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $5.6 billion and $5.2 billion as of September 30, 2017 and December 31, 2016, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	September 30, 2017	December 31, 2016
	(In Thousands)
Derivative contracts:
Fair value hedges	$(8,898)	$(14,225)
Cash flow hedges	340	(380)
Free-standing derivatives not designated as hedging instruments	(1,379)	(14,326)
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

	September 30, 2017	December 31, 2016
	(In Thousands)
Securities purchased under agreements to resell	$—	$8,330
Securities sold under agreements to repurchase	44,761	23,397
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also has a $150 million line of credit with BBVA that was initiated on August 1, 2014. At September 30, 2017 there was no amount outstanding under the line of credit agreement and $50 million outstanding at December 31, 2016. At both September 30, 2017 and December 31, 2016 there was no amount outstanding under the cash subordination agreement. Interest expense related to these agreements was $25 thousand and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $917 thousand and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $13.2 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $8.7 million and $6.6 million for the three months ended September 30, 2017 and 2016, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $27.1 million and $9.3 million for the nine months ended September 30, 2017 and 2016, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $21.3 million and $19.2 million for the nine months ended September 30, 2017 and 2016, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At September 30, 2017, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the nine months ended September 30, 2017 and 2016, the Company paid $11.0 million and $10.1 million, respectively, of preferred stock dividends to BBVA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, and (3) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements, included herein.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended September 30, 2017 was $129.9 million compared to $119.8 million earned during the three months ended September 30, 2016. The Company’s results of operations for the three months ended September 30, 2017, reflected higher net income before income tax expense primarily as a result of higher net interest income offset by lower noninterest income and the impact of higher provision for loan losses and noninterest expense.
Net interest income totaled $589.4 million for the three months ended September 30, 2017 compared to $514.8 million for the three months ended September 30, 2016. The net interest margin for the three months ended September 30, 2017 was 3.13%, compared to 2.62% for the three months ended September 30, 2016. Net interest income was positively impacted by higher interest rates due to the impact of the Federal Reserve Board benchmark interest rate increases.
The provision for loan losses was $103.4 million for the three months ended September 30, 2017 compared to $65.1 million of provision for loan losses for the three months ended September 30, 2016. The increase in provision for loan losses was primarily due to $60 million of additional allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio during the three months ended September 30, 2017 offset in part by a reduction in provision expense associated with improvements in credit quality indicators in the energy portfolio during the three months ended September 30, 2017.
Net charge-offs for the three months ended September 30, 2017 totaled $71.3 million which represented a $25.2 million increase compared to $46.1 million for the three months ended September 30, 2016. The increase in net charge-offs for the three months ended September 30, 2017 as compared to the corresponding period in 2016 was primarily driven by a $5.8 million increase in commercial, financial and agricultural net charge-offs, an $8.1 million increase in commercial real estate - mortgage net charge-offs, and a $5.4 million increase in consumer direct net charge-offs.
Noninterest income was $257.8 million, a decrease of $6.0 million compared to the three months ended September 30, 2016. The decrease in noninterest income was largely attributable to a $4.8 million decrease in mortgage banking, as well as a $3.9 million decrease in investment banking and advisory fees, and a $3.3 million decrease in retail investment sales offset by a $3.0 million increase in investment securities gains
Noninterest expense increased $17.7 million to $574.0 million for the three months ended September 30, 2017 compared to $556.3 million for the three months ended September 30, 2016. The increase was driven by a $17.0 million increase in other noninterest expense due, in part, to higher levels of provisions for unfunded commitments and higher levels of business development expense.

Income tax expense was $39.3 million for the three months ended September 30, 2017 compared to $36.8 million for the three months ended September 30, 2016. This resulted in an effective tax rate of 23.2% for 2017 and 23.4% for 2016.
The Company's total assets at September 30, 2017 were $85.7 billion, a decrease of $1.4 billion from December 31, 2016 levels. The primary driver of the change in total assets was the $2.6 billion decrease in trading account assets due to a decrease in U.S. Treasury securities held by BSI. Total loans, excluding loans held for sale, were $60.3 billion at September 30, 2017, an increase of $254 million or 0.4% from year-end December 31, 2016 levels. The increase in loans was primarily driven by increases in both commercial and consumer loans. Deposits decreased $66 million or 0.1% compared to December 31, 2016.
Total shareholder's equity at September 30, 2017 was $13.1 billion, an increase of $365 million compared to December 31, 2016.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.42% and 12.07%, respectively, at September 30, 2017 compared to 11.85% and 11.49%, respectively, at December 31, 2016.
On August 1, 2017, BBVA received notification that the Federal Reserve Board determined that the election by BBVA to become an FHC was effective as of August 1, 2017.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, short-term investments and borrowings. As a holding company, the Parent’s primary source of liquidity is dividends from the Bank. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank must obtain regulatory approval prior to paying any dividends.
During 2017, the Parent paid common dividends of $60.0 million to its sole shareholder, BBVA. Any dividends paid by the Parent must be set forth as capital actions in the Company's capital plan and not objected to by the Federal Reserve Board.
At September 30, 2017, the Company was fully compliant with the liquidity coverage ratio rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Impact of Hurricanes Harvey and Irma
During the third quarter of 2017, the Company's geographic footprint was impacted by Hurricanes Harvey and Irma. Hurricane Harvey struck the coast of Texas in August 2017 and caused significant flood and wind damage to the cities close to the Gulf Coast. In September 2017, Hurricane Irma struck south Florida and then continued inland impacting parts of Georgia and South Carolina and causing significant flood and wind damage.
At September 30, 2017, the Company has identified approximately $11.9 billion of outstanding loans, consisting of approximately $5.9 billion of consumer loans and $6.0 billion of commercial loans, in the most significantly impacted areas. As part of its ongoing evaluation process, the Company has identified loans where the mailing address or collateral were located within FEMA designated disaster zip codes, surveyed borrowers in the impacted areas, and evaluated applicable insurance coverage. At September 30, 2017 based on this initial evaluation, the Company has recorded approximately $60 million in additional allowance for loan losses related to its best estimate of hurricane-related losses in this portion of its loan portfolio.
The amount of the allowance for loan losses related to the Hurricanes Harvey and Irma impacted loan portfolio may change in the future as additional or different information affecting customers in these areas is obtained. Additionally, the impacted loan portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs.
The Company had nine branches that sustained significant damage due to hurricanes. At September 30, 2017, the Company has recognized approximately $2.2 million in expenses related to property damage not covered by insurance.

Additionally, for the three months ended September 30, 2017, the Company has recognized approximately $1.5 million of expense associated with relief efforts and commitments made to employees and other charitable organizations.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $129.9 million and $119.8 million for the three months ended September 30, 2017 and 2016, respectively. The Company’s results of operations for the three months ended September 30, 2017, reflected higher net income before income tax expense primarily as a result of higher net interest income offset by lower noninterest income and the impact of higher provision for loan losses and noninterest expense.
Consolidated net income attributable to the Company totaled $407.3 million and $280.6 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s results of operations for the nine months ended September 30, 2017, reflected higher net income before income tax expense primarily as a result of higher net interest income and lower provision for loan losses and noninterest expense.
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
Three Months Ended September 30, 2017 and 2016
Net interest income totaled $589.4 million for the three months ended September 30, 2017 compared to $514.8 million for the three months ended September 30, 2016.
Net interest income on a fully taxable equivalent basis totaled $611.3 million for the three months ended September 30, 2017, an increase of $76.6 million compared with $534.7 million for the three months ended September 30, 2016. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities as well as a decrease in interest expense on other short-term borrowings.
Net interest margin was 3.13% for the three months ended September 30, 2017 compared to 2.62% for the three months ended September 30, 2016. The 51 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the three months ended September 30, 2017, for the loan portfolio was 4.23% compared to 3.74% for the same period in 2016. The 49 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 1.89% for the three months ended September 30, 2017 compared to 1.83% for the three months ended September 30, 2016. The 6 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The yield on trading account securities increased to 1.77% for the three months ended September 30, 2017 compared to 1.41% for the three months ended September 30, 2016, primarily due to the impact of higher interest rates.
The average rate paid on interest bearing deposits was 0.67% for the three months ended September 30, 2017 compared to 0.64% for the three months ended September 30, 2016.
The average rate paid on FHLB and other borrowings for the three months ended September 30, 2017 was 2.35% compared to 2.06% for the corresponding period in 2016. The 29 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $750 million issuance of unsecured senior notes in June 2017.

The average rate paid on other short-term borrowings for the three months ended September 30, 2017 decreased to 1.04% compared to 1.43% for the three months ended September 30, 2016, due primarily to the impact of the decrease in the average balance of other short-term borrowings.
Nine Months Ended September 30, 2017 and 2016
Net interest income totaled $1.7 billion for the nine months ended September 30, 2017 compared to $1.5 billion for the nine months ended September 30, 2016.
Net interest income on a fully taxable equivalent basis totaled $1.8 billion for the nine months ended September 30, 2017 compared with $1.6 billion for the nine months ended September 30, 2016. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities as well as a decrease in interest expense on deposits and other-short term borrowings.
Net interest margin was 3.07% for the nine months ended September 30, 2017 compared to 2.60% for the nine months ended September 30, 2016. The 47 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the nine months ended September 30, 2017, for the loan portfolio was 4.13% compared to 3.73% for the same period in 2016. The 40 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 1.96% for the nine months ended September 30, 2017 compared to 1.71% for the nine months ended September 30, 2016. The 25 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The yield on trading account securities increased to 1.58% for the nine months ended September 30, 2017 compared to 1.43% for the nine months ended September 30, 2016 primarily due to the impact of higher interest rates.
The average rate paid on interest bearing deposits was 0.62% for the nine months ended September 30, 2017 compared to 0.65% for the nine months ended September 30, 2016.
The average rate paid on FHLB and other borrowings for the nine months ended September 30, 2017, was 2.32% compared to 1.73% for the corresponding period in 2016. The 59 basis point increase was primarily driven by the impact of interest rate contracts hedging FHLB and other borrowings.
The average rate paid on other short-term borrowings for the nine months ended September 30, 2017 increased to 1.45% compared to 1.41% for the nine months ended September 30, 2016.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$60,271,504	$642,670	4.23%	$61,060,433	$574,748	3.74%
Investment securities – AFS (tax exempt) (3)	1,399	24	6.81	9,569	195	8.11
Investment securities – AFS (taxable)	12,315,872	53,915	1.74	11,363,752	48,255	1.69
Total investment securities – AFS	12,317,271	53,939	1.74	11,373,321	48,450	1.69
Investment securities – HTM (tax exempt) (3)	963,089	8,867	3.65	1,059,610	8,672	3.26
Investment securities – HTM (taxable)	159,804	1,221	3.03	189,672	1,029	2.16
Total investment securities - HTM	1,122,893	10,088	3.56	1,249,282	9,701	3.09
Trading account securities (3)	1,396,429	6,247	1.77	3,637,782	12,927	1.41
Other (4) (5) (6)	2,313,287	11,557	1.98	3,718,225	4,563	0.49
Total earning assets	77,421,384	724,501	3.71	81,039,043	650,389	3.19
Noninterest earning assets:
Cash and due from banks (6)	1,038,203			1,301,649
Allowance for loan losses	(821,227)			(848,067)
Net unrealized (loss) gain on investment securities available for sale	(76,457)			25,595
Other noninterest earning assets	9,738,076			9,382,119
Total assets	$87,299,979			$90,900,339
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,557,010	6,819	0.36	$6,824,519	4,077	0.24
Savings and money market accounts	24,551,131	27,962	0.45	25,663,079	24,395	0.38
Certificates and other time deposits	12,408,794	40,302	1.29	14,670,360	47,507	1.29
Foreign office deposits	—	—	—	106,219	52	0.19
Total interest bearing deposits	44,516,935	75,083	0.67	47,264,177	76,031	0.64
FHLB and other borrowings	5,053,340	29,904	2.35	4,121,742	21,315	2.06
Federal funds purchased and securities sold under agreements to repurchase (5)	52,034	4,623	35.25	232,451	4,934	8.44
Other short-term borrowings	1,386,329	3,641	1.04	3,737,212	13,453	1.43
Total interest bearing liabilities	51,008,638	113,251	0.88	55,355,582	115,733	0.83
Noninterest bearing deposits	21,072,789			20,715,562
Other noninterest bearing liabilities	2,087,637			2,018,455
Total liabilities	74,169,064			78,089,599
Shareholder’s equity	13,130,915			12,810,740
Total liabilities and shareholder’s equity	$87,299,979			$90,900,339
Net interest income/net interest spread		$611,250	2.83%		$534,656	2.36%
Net interest margin			3.13%			2.62%
Taxable equivalent adjustment		21,889			19,847
Net interest income		$589,361			$514,809

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

(6)
Beginning in the fourth quarter of 2016, interest bearing deposits with the Federal Reserve are included in earning assets. Previous to this change, these balances were included as noninterest earning assets within cash and due from banks. Prior periods have been reclassified to conform to current period presentation.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$60,166,823	$1,859,740	4.13%	$61,867,590	$1,727,822	3.73%
Investment securities – AFS (tax exempt) (3)	4,014	243	8.09	11,483	668	7.77
Investment securities – AFS (taxable)	12,078,924	164,240	1.82	11,246,517	130,585	1.55
Total investment securities – AFS	12,082,938	164,483	1.82	11,258,000	131,253	1.56
Investment securities – HTM (tax exempt) (3)	974,886	26,264	3.60	1,070,547	25,977	3.24
Investment securities – HTM (taxable)	167,008	3,356	2.69	198,614	3,316	2.23
Total investment securities - HTM	1,141,894	29,620	3.47	1,269,161	29,293	3.08
Trading account securities (3)	2,235,621	26,352	1.58	3,786,156	40,661	1.43
Other (4) (5) (6)	2,402,511	32,868	1.83	3,849,093	13,275	0.46
Total earning assets	78,029,787	2,113,063	3.62	82,030,000	1,942,304	3.16
Noninterest earning assets:
Cash and due from banks (6)	918,124			1,274,687
Allowance for loan losses	(835,915)			(823,372)
Net unrealized (loss) gain on investment securities available for sale	(102,461)			15,061
Other noninterest earning assets	9,472,821			9,382,051
Total assets	$87,482,356			$91,878,427
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,863,401	19,211	0.33	$6,912,147	11,867	0.23
Savings and money market accounts	24,826,554	72,643	0.39	25,861,764	75,896	0.39
Certificates and other time deposits	12,554,506	119,447	1.27	14,652,400	142,856	1.30
Foreign office deposits	—	—	—	108,444	160	0.20
Total interest bearing deposits	45,244,461	211,301	0.62	47,534,755	230,779	0.65
FHLB and other borrowings	4,115,511	71,422	2.32	4,543,350	58,919	1.73
Federal funds purchased and securities sold under agreements to repurchase (5)	64,676	16,462	34.03	569,772	16,525	3.87
Other short-term borrowings	2,239,427	24,233	1.45	3,912,069	41,281	1.41
Total interest bearing liabilities	51,664,075	323,418	0.84	56,559,946	347,504	0.82
Noninterest bearing deposits	20,922,150			20,432,380
Other noninterest bearing liabilities	1,899,015			2,122,640
Total liabilities	74,485,240			79,114,966
Shareholder’s equity	12,997,116			12,763,461
Total liabilities and shareholder’s equity	$87,482,356			$91,878,427
Net interest income/net interest spread		$1,789,645	2.78%		$1,594,800	2.34%
Net interest margin			3.07%			2.60%
Taxable equivalent adjustment		63,023			58,871
Net interest income		$1,726,622			$1,535,929

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

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
Three Months Ended September 30, 2017 and 2016
For the three months ended September 30, 2017, the Company recorded $103.4 million of provision for loan losses compared to $65.1 million of provision for loan losses for the three months ended September 30, 2016. The increase in provision for loan losses was primarily due to $60 million of additional allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio during the three months ended September 30, 2017 offset in part by a reduction in provision expense associated with improvements in credit quality indicators in the energy portfolio during the three months ended September 30, 2017.
The Company recorded net charge-offs of $71.3 million during the three months ended September 30, 2017 compared to $46.1 million during the corresponding period in 2016. The increase in net charge-offs for the three months ended September 30, 2017 as compared to the corresponding period in 2016 was driven in part by an $8.1 million increase in commercial real estate-mortgage net charge-offs, a $5.8 million increase in commercial, financial and agricultural net charge-offs and a $5.4 million increase in consumer direct net charge-offs. Included in net-charge-offs for the three months ended September 30, 2017 was $127 thousand of net charge-offs related to energy loans compared to $8.5 million of charge-offs related to energy loans for the three months ended September 30, 2016. Net charge-offs were 0.47% (or 0.49% excluding net charge-offs on energy loans) of average loans for the three months ended September 30, 2017 compared to 0.30% (or 0.26% excluding net charge-offs on energy loans) of average loans for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 and 2016
For the nine months ended September 30, 2017, the Company recorded $228.9 million of provision for loan losses compared to $265.0 million of provision for loan losses for the nine months ended September 30, 2016. The decrease in provision for loan losses was primarily due to improvements in credit quality indicators in the energy portfolio during the nine months ended September 30, 2017, when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during the nine months ended September 30, 2016 offset by the impact of $60 million of additional allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio during the nine months ended September 30, 2017.
The Company recorded net charge-offs of $218.0 million during the nine months ended September 30, 2017 compared to $165.6 million during the corresponding period in 2016. The increase in net charge-offs for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 was driven, in part, by a $15.4 million increase in commercial, financial and agricultural net charge-offs as well as a $20.5 million increase in consumer direct net charge-offs. Included in net-charge-offs for the nine months ended September 30, 2017 was $56.7 million of net charge-offs related to energy loans compared to $49.4 million of charge-offs related to energy loans for the nine months ended September 30, 2016. Net charge-offs were 0.48% (or 0.38% excluding net charge-offs on energy loans) of average loans for the nine months ended September 30, 2017 compared to 0.36% (or 0.27% excluding net charge-offs on energy loans) of average loans for the nine months ended September 30, 2016.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Service charges on deposit accounts	$55,953	$55,047	$166,040	$158,393
Card and merchant processing fees	32,297	31,256	94,749	92,507
Retail investment sales	26,817	30,137	82,876	79,689
Investment banking and advisory fees	30,500	34,385	78,744	86,324
Money transfer income	24,881	25,058	77,408	75,960
Asset management fees	10,336	8,778	30,162	25,969
Corporate and correspondent investment sales	5,145	6,974	26,249	21,490
Mortgage banking	3,450	8,242	9,636	5,410
Bank owned life insurance	4,322	4,170	12,711	13,041
Investment securities gains, net	3,033	—	3,033	30,037
Other	61,060	59,718	167,198	206,396
Total noninterest income	$257,794	$263,765	$748,806	$795,216
Three Months Ended September 30, 2017 and 2016
Noninterest income was $257.8 million for the three months ended September 30, 2017, compared to $263.8 million for the three months ended September 30, 2016. The decrease in noninterest income was primarily driven by decreases in retail investment sales, investment banking and advisory fees and mortgage banking partially offset by an increase in investment securities gains.
Retail investment sales is comprised of mutual funds and annuity sales income and insurance sales fees. Income from retail investment sales decreased to $26.8 million for the three months ended September 30, 2017, compared to $30.1 million for the three months ended September 30, 2016, due to a decrease of $4.5 million in fixed annuity income, partially offset by an increase of $1.1 million in variable annuity income. The improved market conditions caused a shift in demand from fixed annuities towards variable annuities.
Income from investment banking and advisory fees decreased to $30.5 million for the three months ended September 30, 2017, compared to $34.4 million for the three months ended September 30, 2016, due to a decrease in the volume of bond underwriting activity during the third quarter 2017 compared to the same period in 2016.
Asset management fees are fees generated from money management transactions executed with the Company through trusts, higher net worth customers and other long-term clients. Asset management fees for the three months ended September 30, 2017, increased to $10.3 million, from $8.8 million for the three months ended September 30, 2016, due primarily to an increase in assets under management compared to the same period in 2016.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased to $5.1 million for the three months ended September 30, 2017, compared to $7.0 million for the three months ended September 30, 2016, due to a decrease in bond trading during the three months ended September 30, 2017.
Mortgage banking for the three months ended September 30, 2017 was $3.5 million, a decrease of $4.8 million compared to the three months ended September 30, 2016. Mortgage banking for the three months ended September 30, 2017, included $6.5 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $2.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended September 30, 2016, included $7.2 million of origination fees and gains on sales of mortgage loans and gains of $986 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking for the three months ended September 30, 2017, compared to the corresponding period in 2016 was primarily driven by a slight decline in rates during the third quarter of 2017 which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs. In addition, mortgage production volume decreased during the three months ended September 30, 2017, compared to the corresponding period in 2016.
Investment securities gains, net increased by $3.0 million for the three months ended September 30, 2017, due to the sale of AFS securities during the three months ended September 30, 2017. See "—Investment Securities" for more information related to the investment securities sales.
Nine Months Ended September 30, 2017 and 2016
Noninterest income was $748.8 million for the nine months ended September 30, 2017, compared to $795.2 million for the nine months ended September 30, 2016. The decrease in noninterest income was primarily driven by decreases in investment securities gains, investment banking and advisory fees and other noninterest income partially offset by increases in asset management fees, corporate and correspondent investment sales and mortgage banking.
Asset management fees for the nine months ended September 30, 2017 was $30.2 million, compared to $26.0 million the nine months ended September 30, 2016, due primarily to an increase in assets under management compared to the same period in 2016.
Income from corporate and correspondent investment sales increased to $26.2 million for the nine months ended September 30, 2017, from $21.5 million for the corresponding period in 2016. The $4.8 million increase was due in part to income related to an increase in interest rate contracts and foreign currency exchange contracts.
Mortgage banking for the nine months ended September 30, 2017 was $9.6 million, an increase of $4.2 million compared to the nine months ended September 30, 2016. Mortgage banking for the nine months ended September 30, 2017, included $18.3 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $8.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the nine months ended September 30, 2016, included $17.2 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $11.9 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking for the nine months ended September 30, 2017, compared to the corresponding period in 2016 was primarily driven by a decline in rates during 2016, which negatively impacted the valuations of mortgage loans held for sale, mortgage related derivatives, and MSRs.
Investment securities gains, net decreased to $3.0 million for the nine months ended September 30, 2017, compared to $30.0 million in the nine months ended September 30, 2017. See "—Investment Securities" for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMs and foreign exchange. For the nine months ended September 30, 2017, other income decreased by $39.2 million due in part to a $17.7 million residual value write down related to a commercial lease and a $16.1 million gain recognized during 2016 from the sale of loans not initially originated for sale in the secondary market.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Salaries, benefits and commissions	$279,384	$279,132	$835,825	$836,067
Equipment	60,656	59,697	184,691	179,646
Professional services	64,775	63,628	187,422	178,396
Net occupancy	42,227	41,610	125,568	120,881
Money transfer expense	15,938	16,680	50,069	50,048
Amortization of intangibles	2,525	4,093	7,575	12,280
Total securities impairment	—	—	242	130
Other	108,457	91,431	304,367	312,004
Total noninterest expense	$573,962	$556,271	$1,695,759	$1,689,452
Three Months Ended September 30, 2017 and 2016
Noninterest expense was $574.0 million for the three months ended September 30, 2017, an increase of $17.7 million compared to $556.3 million for the three months ended September 30, 2016. The increase was driven by higher levels of other noninterest expense offset, in part, by a decrease in amortization of intangibles.
Amortization expense decreased by $1.6 million for the three months ended September 30, 2017, due to the lower level of intangible assets at September 30, 2017, compared to the same period in 2016.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, FDIC indemnification expense, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $17.0 million during the three months ended September 30, 2017, to $108.5 million compared to $91.4 million for the three months ended September 30, 2016. The increase was primarily attributable to a $9.5 million increase in the provision for unfunded commitments and letters of credit in 2017 compared to the corresponding period in 2016 as well as a $3.3 million increase in business development expenses in 2017 compared to the corresponding period in 2016.
Nine Months Ended September 30, 2017 and 2016
Noninterest expense was $1.7 billion for both the nine months ended September 30, 2017 and 2016.
Professional services increased $9.0 million during the nine months ended September 30, 2017, to $187.4 million compared to $178.4 million for the corresponding period in 2016 due to increases of $5.0 million, $4.5 million and $3.6 million related to contractor services, consulting and bankcard fees, respectively, which were partially offset by a decrease of $6.4 million related to credit card processing.
Other noninterest expense decreased $7.6 million during the nine months ended September 30, 2017, to $304.4 million compared to $312.0 million for the nine months ended September 30, 2016. The decrease was primarily attributable to an $11.1 million decrease in the provision for unfunded commitments and letters of credit in 2017 compared to the corresponding period in 2016 offset in part by a $6.7 million increase in marketing expense in 2017 compared to the corresponding period in 2016.

Income Tax Expense
Three Months Ended September 30, 2017 and 2016
The Company’s income tax expense totaled $39.3 million and $36.8 million for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate was 23.2% for the three months ended September 30, 2017 and 23.4% for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 and 2016
The Company’s income tax expense totaled $142.1 million and $94.5 million for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate was 25.8% for the nine months ended September 30, 2017 and 25.1% for the nine months ended September 30, 2016.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $572 million at September 30, 2017, compared to $3.1 billion December 31, 2016. The $2.6 billion decrease in trading account assets was primarily attributable to a $2.5 billion decrease in U.S. Treasury securities held by BSI.
Investment Securities
As of September 30, 2017, the securities portfolio included $12.3 billion in available for sale securities and $1.1 billion in held to maturity securities for a total investment securities portfolio of $13.3 billion, an increase of $477 million compared with December 31, 2016.
During the nine months ended September 30, 2017, the Company received proceeds of $210.9 million from the sale of U.S. Treasury and other U.S. government agencies securities classified as available for sale which resulted in net gains of $3.0 million. During the nine months ended September 30, 2016, the Company received proceeds of $1.8 billion from the sale of U.S. Treasury and other U.S. government agencies securities classified as available for sale which resulted in net gains of $30.0 million.
Lending Activities
The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate — construction, and commercial real estate–mortgage loans. Consumer loans are comprised of residential real estate — mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans.
The Company also had a portfolio of covered loans that were acquired in the 2009 FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank. Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. In July 2017, the Company entered into an agreement with the FDIC to terminate the Company's single family residential loss share agreement ahead of the contractual maturity.

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	September 30, 2017	December 31, 2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,091,942	$25,122,002
Real estate – construction	2,247,144	2,125,316
Commercial real estate – mortgage	11,342,378	11,210,660
Total commercial loans	$38,681,464	$38,457,978
Consumer loans:
Residential real estate – mortgage	$13,398,503	$13,259,994
Equity lines of credit	2,617,312	2,543,778
Equity loans	383,376	445,709
Credit card	590,975	604,881
Consumer direct	1,604,396	1,254,641
Consumer indirect	3,039,178	3,134,948
Total consumer loans	$21,633,740	$21,243,951
Covered loans	—	359,334
Total loans	$60,315,204	$60,061,263
Loans held for sale	77,783	161,849
Total loans and loans held for sale	$60,392,987	$60,223,112
Loans and loans held for sale, net of unearned income, totaled $60.4 billion at September 30, 2017, an increase of $170 million from December 31, 2016.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $744 million at September 30, 2017, a decrease of $268 million compared to $1.0 billion at December 31, 2016. The decrease in nonperforming assets was primarily due to a $254 million decrease in nonaccrual loans driven by a $206 million decrease in energy nonaccrual loans. At September 30, 2017, energy nonaccrual loans were $181 million compared to $387 million at December 31, 2016. The decrease in energy nonaccrual loans was due in part to sales of nonperforming energy loans during the nine months ended September 30, 2017. Excluding energy nonperforming loans, nonperforming assets totaled $563 million at September 30, 2017 compared to $625 million at December 31, 2016. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.23% (or 0.98% excluding energy nonperforming loans) at September 30, 2017 compared with 1.68% (or 1.10% excluding energy nonperforming loans) at December 31, 2016.

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
Table 5 Potential Problem Loans

	September 30, 2017	December 31, 2016
	(In Thousands)
Commercial, financial and agricultural	$558,549	$630,760
Real estate – construction	3,114	5,578
Commercial real estate – mortgage	68,964	57,108
	$630,627	$693,446

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	September 30, 2017	December 31, 2016
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$324,071	$596,454
Real estate – construction	1,877	1,239
Commercial real estate – mortgage	108,040	71,921
Residential real estate – mortgage	175,490	140,303
Equity lines of credit	34,416	33,453
Equity loans	11,305	13,635
Credit card	—	—
Consumer direct	2,746	789
Consumer indirect	8,867	5,926
Covered	—	730
Total nonaccrual loans	666,812	864,450
Nonaccrual loans held for sale	—	56,592
Total nonaccrual loans and loans held for sale	$666,812	$921,042
Accruing TDRs: (1)
Commercial, financial and agricultural	$1,259	$8,726
Real estate – construction	106	2,393
Commercial real estate – mortgage	4,645	4,860
Residential real estate – mortgage	59,086	59,893
Equity lines of credit	237	—
Equity loans	30,574	34,746
Credit card	—	—
Consumer direct	577	704
Consumer indirect	—	—
Covered	—	—
Total Accruing TDRs	96,484	111,322
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$96,484	$111,322
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$6,072	$2,891
Real estate – construction	2,955	2,007
Commercial real estate – mortgage	3,686	—
Residential real estate – mortgage	2,558	3,356
Equity lines of credit	2,179	2,950
Equity loans	840	467
Credit card	10,692	10,954
Consumer direct	5,209	4,482
Consumer indirect	8,858	7,197
Covered	—	27,238
Total loans 90 days past due and accruing	43,049	61,542
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$43,049	$61,542
OREO	$22,012	$21,112
Other repossessed assets	$11,443	$7,587

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following table.
Table 7 Nonperforming Assets

	September 30, 2017	December 31, 2016
	(In Thousands)
Nonaccrual loans	$666,812	$921,042
Loans 90 days or more past due and accruing (1)	43,049	61,542
TDRs 90 days or more past due and accruing	963	589
Nonperforming loans	710,824	983,173
OREO	22,012	21,112
Other repossessed assets	11,443	7,587
Total nonperforming assets	$744,279	$1,011,872

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	September 30, 2017	December 31, 2016
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.18%	1.63%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.23	1.68
Allowance for loan losses as a percentage of loans	1.41	1.40
Allowance for loan losses as a percentage of nonperforming loans (3)	119.46	90.47

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 9 Rollforward of Nonaccrual Loans

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Balance at beginning of period,	$920,312	$406,911
Additions	487,329	1,270,646
Returns to accrual	(49,458)	(43,492)
Loan sales	(98,797)	(104,372)
Payments and paydowns	(290,722)	(216,754)
Transfers to OREO	(24,480)	(16,415)
Charge-offs	(277,372)	(210,775)
Balance at end of period	$666,812	$1,085,749
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 10 Rollforward of TDR Activity

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Balance at beginning period	$213,868	$227,817
New TDRs	217,600	54,004
Payments/Payoffs	(123,460)	(58,990)
Charge-offs	(4,526)	(1,428)
Transfer to OREO	(448)	(615)
Balance at end of period	$303,034	$220,788
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans was $303 million at September 30, 2017 compared to $214 million at December 31, 2016. The increase in TDRs was due to an increase in commercial, financial and agricultural TDRs, primarily associated with energy loans. Included in these amounts are $96 million at September 30, 2017 and $111 million at December 31, 2016 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $849 million at September 30, 2017, from $838 million at December 31, 2016. The ratio of the allowance for loan losses to total loans was 1.41% at September 30, 2017 compared to 1.40% at December 31, 2016. Nonperforming loans were $711 million at September 30, 2017 compared to $983 million at December 31, 2016. The allowance attributable to individually impaired loans was $108 million at September 30, 2017 compared to $138 million at December 31, 2016. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.47% of average loans for the three months ended September 30, 2017 compared to 0.30% of average loans for the three months ended September 30, 2016. The increase in net charge-offs for the three months ended September 30, 2017 as compared to the corresponding period in 2016 was driven in part by an $8.1 million increase in commercial real estate-mortgage net charge-offs, a $5.8 million increase in commercial, financial and agricultural net charge-offs and a $5.4 million increase in consumer direct net charge-offs. Commercial, financial and agricultural net charge-offs include $127 thousand of net charge-offs related to energy loans for the three months ended September 30, 2017 compared to $8.5 million of net charge-offs related to energy loans for the three months ended September 30, 2016.
Net charge-offs were 0.48% of average loans for the nine months ended September 30, 2017 compared to 0.36% of average loans for the nine months ended September 30, 2016. The increase in net charge-offs for the nine months ended September 30, 2017 as compared to the corresponding period in 2016 was driven, in part, by a $15.4 million increase in commercial, financial and agricultural net charge-offs as well as a $20.5 million increase in consumer direct net charge-offs. Commercial, financial and agricultural net charge-offs include $56.7 million of net charge-offs related to energy loans for the nine months ended September 30, 2017 compared to $49.4 million of net charge-offs related to energy loans for the nine months ended September 30, 2016.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Average loans outstanding during the period	$60,215,551	$60,977,920	$60,111,031	$61,786,243
Allowance for loan losses, beginning of period	$816,952	$843,051	$838,293	$762,673
Charge-offs:
Commercial, financial and agricultural	21,320	13,702	91,943	66,541
Real estate – construction	—	21	82	306
Commercial real estate – mortgage	7,913	83	8,845	3,249
Residential real estate – mortgage	2,587	2,043	8,769	6,148
Equity lines of credit	1,314	2,141	5,054	7,259
Equity loans	389	424	2,419	1,665
Credit card	11,333	9,171	33,479	27,000
Consumer direct	19,940	13,975	57,030	34,524
Consumer indirect	23,829	23,326	69,752	64,083
Covered	—	—	—	1,565
Total charge-offs	88,625	64,886	277,373	212,340
Recoveries:
Commercial, financial and agricultural	6,625	4,766	17,790	7,775
Real estate – construction	29	227	965	1,908
Commercial real estate – mortgage	206	455	3,265	1,915
Residential real estate – mortgage	870	1,483	4,453	4,156
Equity lines of credit	1,135	1,540	2,914	3,589
Equity loans	396	406	1,369	1,060
Credit card	742	711	2,392	2,223
Consumer direct	1,659	1,091	5,032	3,005
Consumer indirect	5,696	8,129	21,130	21,090
Covered	—	—	31	1
Total recoveries	17,358	18,808	59,341	46,722
Net charge-offs	71,267	46,078	218,032	165,618
Total provision for loan losses	103,434	65,107	228,858	265,025
Allowance for loan losses, end of period	$849,119	$862,080	$849,119	$862,080
Net charge-offs to average loans	0.47%	0.30%	0.48%	0.36%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of September 30, 2017 and December 31, 2016.
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
The commercial, financial and agricultural portfolio segment totaled $25.1 billion at both September 30, 2017 and December 31, 2016. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	September 30, 2017				December 31, 2016 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$488,240	$26	$—	$—	$579,864	$40	$—	$57
Basic Materials	637,602	56	—	—	740,247	12,388	—	—
Capital Goods & Industrial Services	2,722,652	9,054	149	188	2,580,976	645	174	—
Construction & Infrastructure	605,639	39,609	11	—	550,282	33,992	29	—
Consumer & Healthcare	3,348,282	9,822	902	357	3,169,897	3,363	374	56
Energy	2,952,237	181,005	—	—	3,246,189	386,544	—	—
Financial Services	1,107,967	69	—	—	1,234,469	115	—	—
General Corporates	1,568,970	5,611	28	4,540	2,145,350	80,606	54	2,684
Institutions	2,717,842	1,897	—	—	2,368,603	1,650	7,868	74
Leisure	2,354,338	10,219	120	—	2,013,522	8,458	170	—
Real Estate	951,810	505	—	—	1,045,810	—	—	—
Retail & Wholesale Trade	2,694,278	6,706	49	681	2,407,291	30,460	—	—
Telecoms, Technology & Media	1,493,008	3,480	—	306	1,521,981	2,234	53	20
Transportation	867,528	36,846	—	—	792,672	11,384	—	—
Utilities	581,549	19,166	—	—	724,849	24,575	4	—
Total Commercial, Financial and Agricultural	$25,091,942	$324,071	$1,259	$6,072	$25,122,002	$596,454	$8,726	$2,891

(1)	December 31, 2016 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the second quarter of 2017.

The Company has been closely monitoring its energy sector lending portfolio which was negatively impacted by the lower level of oil prices which began in mid-2014. Total energy exposure, including unused commitments to extend credit and letters of credit was $7.7 billion and $8.1 billion at September 30, 2017 and December 31, 2016, respectively. As shown in Table 13, the Company's energy sector loan balances at September 30, 2017, were approximately $3.0 billion and represented 4.9% of the Company's total loans compared to $3.2 billion and 5.4% of the Company's total loans as of December 31, 2016. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 13 Energy Portfolio

	September 30, 2017			December 31, 2016
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$1,630,303	4,080,635	$178,449	$1,654,565	$4,182,861	$308,096
Midstream	976,845	3,011,822	—	1,199,844	3,230,513	11,298
Drilling oil and support services	179,636	373,389	2,350	263,770	467,908	66,811
Refineries and terminals	165,453	266,081	205	128,010	262,618	339
Other	—	—	—	—	—	—
Total energy portfolio	$2,952,237	$7,731,927	$181,004	$3,246,189	$8,143,900	$386,544

	September 30, 2017		December 31, 2016
	As a % of Energy Loans	As a % of Total Loans	As a % of Energy Loans	As a % of Total Loans
Exploration and production	55.2%	2.7%	51.0%	2.8%
Midstream	33.1	1.6	37.0	2.0
Drilling oil and support services	6.1	0.3	8.1	0.4
Refineries and terminals	5.6	0.3	3.9	0.2
Other	—	—	—	—
Total energy portfolio	100.0%	4.9%	100.0%	5.4%
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of September 30, 2017, the Company has observed a decrease in total energy loans outstanding as well as a decrease in nonaccrual loans, as indicated in Table 13. The decrease in total exposure in the energy portfolio primarily reflects reduced borrowing bases resulting in a reduction in total commitments, while the decrease in recorded investment largely reflects energy customers taking actions to adjust their cash flows and reduce their levels of debt.
The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at September 30, 2017 was 23.8%, comprised of 6.7% rated special mention and 17.1% rated substandard or lower. At December 31, 2016, the overall level of loans rated special mention or lower in the energy portfolio was 32.7%, comprised of 8.7% rated special mention and 24.0% rated substandard or lower.
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
For the three and nine months ended September 30, 2017, charge-offs on energy loans were approximately $127 thousand and $56.7 million, respectively, compared to $8.5 million and $49.4 million, respectively, for the three and nine months ended September 30, 2016. If oil prices resume their decline, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of September 30, 2017, the Company's allowance for loan losses attributable to the energy portfolio totaled approximately 2.7% of outstanding energy loans.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.3 billion and $11.2 billion at September 30, 2017 and December 31, 2016, respectively, and real estate — construction loans totaled $2.2 billion at September 30, 2017 and $2.1 billion at December 31, 2016.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 14 Commercial Real Estate

	September 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$406,441	$7,849	$2,411	$—	$493,199	$1,853	$2,513	$—
Arizona	795,651	7,452	—	—	847,908	5,252	—	—
California	1,376,528	2,319	—	—	1,139,785	4,645	—	—
Colorado	429,081	6,311	—	—	436,640	6,902	—	—
Florida	1,079,177	6,783	110	—	912,874	7,262	134	—
New Mexico	215,969	8,415	128	—	174,911	6,354	132	—
Texas	3,505,312	41,642	1,088	3,686	3,576,090	33,043	1,152	—
Other	3,534,219	27,269	908	—	3,629,253	6,610	929	—
	$11,342,378	$108,040	$4,645	$3,686	$11,210,660	$71,921	$4,860	$—

Table 15 Real Estate – Construction

	September 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$37,745	$84	$—	$133	$17,517	$43	$—	$—
Arizona	135,506	—	—	1,224	94,191	—	—	—
California	265,854	—	—	756	246,094	—	—	—
Colorado	80,691	—	—	—	91,434	—	—	—
Florida	229,085	—	—	—	228,530	2	—	—
New Mexico	10,947	—	53	—	16,487	—	1,163	—
Texas	1,079,470	1,468	53	842	1,024,830	1,066	1,230	2,007
Other	407,846	325	—	—	406,233	128	—	—
	$2,247,144	$1,877	$106	$2,955	$2,125,316	$1,239	$2,393	$2,007
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
Residential real estate - mortgage loans totaled $13.4 billion and $13.3 billion at September 30, 2017 and December 31, 2016, respectively. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 16 Residential Real Estate — Mortgage

	September 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$980,473	$19,071	$12,484	$183	$1,005,975	$16,607	$11,390	$512
Arizona	1,279,565	12,644	8,697	227	1,270,521	11,831	9,901	412
California	3,004,957	16,369	3,098	63	2,929,393	16,258	2,164	429
Colorado	1,139,609	18,532	2,710	—	1,111,097	14,165	2,552	—
Florida	1,701,821	38,227	9,493	289	1,697,555	28,266	10,636	120
New Mexico	222,332	3,292	1,616	110	216,865	1,955	1,630	—
Texas	4,586,976	49,581	17,488	1,522	4,539,469	34,232	18,850	1,752
Other	482,770	17,774	3,500	164	489,119	16,989	2,770	131
	$13,398,503	$175,490	$59,086	$2,558	$13,259,994	$140,303	$59,893	$3,356

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 17 Residential Real Estate - Mortgage

	September 30, 2017				December 31, 2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$698,415	$110,588	$14,386	$1,110	$664,660	$91,262	$14,831	$2,111
621 – 680	1,237,705	26,086	20,278	244	1,279,658	21,507	16,854	825
681 – 720	1,931,767	9,274	10,439	98	1,980,276	6,288	13,921	37
Above 720	8,780,212	4,411	13,464	831	8,548,993	4,327	13,957	193
Unknown	750,404	25,131	519	275	786,407	16,919	330	190
	$13,398,503	$175,490	$59,086	$2,558	$13,259,994	$140,303	$59,893	$3,356
Equity lines of credit and equity loans totaled $3.0 billion at both September 30, 2017 and December 31, 2016. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 18 Equity Loans and Lines

	September 30, 2017				December 31, 2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$550,451	$10,477	$9,157	$509	$566,990	$8,380	$11,338	$932
Arizona	381,562	7,929	3,724	665	399,225	8,562	4,396	989
California	338,114	823	379	70	314,929	1,216	285	—
Colorado	191,161	3,497	1,477	18	192,517	3,802	1,388	86
Florida	371,592	9,037	6,516	346	382,853	9,195	7,375	583
New Mexico	53,128	1,539	652	—	53,491	2,087	600	—
Texas	1,078,023	11,461	8,492	1,327	1,040,395	12,309	8,997	704
Other	36,657	958	414	84	39,087	1,537	367	123
	$3,000,688	$45,721	$30,811	$3,019	$2,989,487	$47,088	$34,746	$3,417

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 19 Equity Loans and Lines

	September 30, 2017				December 31, 2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$218,316	$21,825	$7,654	$2,543	$207,659	$24,532	$8,723	$1,940
621 – 680	387,696	12,003	11,875	221	412,752	12,930	13,326	542
681 – 720	544,717	7,971	4,542	85	557,850	6,980	6,081	713
Above 720	1,838,787	3,762	6,666	170	1,798,151	2,466	6,430	222
Unknown	11,172	160	74	—	13,075	180	186	—
	$3,000,688	$45,721	$30,811	$3,019	$2,989,487	$47,088	$34,746	$3,417
Other Consumer
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. The Company also originates credit card loans and other consumer direct loans that are centrally underwritten and sourced from the Company's branches or online. Total credit card, consumer direct and consumer indirect loans at September 30, 2017 were $5.2 billion, or 8.7% of the total loan portfolio compared to $5.0 billion, or 8.3% of the total loan portfolio at December 31, 2016.
Foreign Exposure
As of September 30, 2017, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At September 30, 2017, the Company's and the Bank's credit ratings were as follows:
Table 20 Credit Ratings

As of September 30, 2017
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
Deposits
Total deposits decreased by $66 million from December 31, 2016 to September 30, 2017. At September 30, 2017 and December 31, 2016, total deposits included $8.4 billion and $5.8 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 21 Composition of Deposits

	September 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,094,235	31.4%	$20,332,792	30.2%
Interest-bearing demand deposits	7,945,902	11.8	8,188,868	12.2
Savings and money market	24,691,943	36.7	25,330,003	37.6
Time deposits	13,481,487	20.1	13,427,870	20.0
Total deposits	$67,213,567	100.0%	$67,279,533	100.0%
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
Table 22 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at September 30, 2017
Federal funds purchased	$—	$373	0.36%	$—	0.53%
Securities sold under agreements to repurchase (1)	114,361	64,303	0.93	44,761	0.84
Other short-term borrowings	2,721,539	2,239,427	1.45	327,539	0.68
	$2,835,900	$2,304,103		$372,300
Balance at December 31, 2016
Federal funds purchased	$766,095	$372,355	0.49%	$12,885	0.39%
Securities sold under agreements to repurchase (1)	148,291	79,625	0.49	26,167	0.55
Other short-term borrowings	4,497,354	3,778,752	1.44	2,802,977	1.68
	$5,411,740	$4,230,732		$2,842,029

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Total short-term borrowings decreased to $372 million at September 30, 2017 from $2.8 billion at December 31, 2016 due to a reduction in U.S. Treasury short positions held by BSI.
At September 30, 2017 and December 31, 2016, FHLB and other borrowings were $4.0 billion and $3.0 billion, respectively. In June 2017, the Bank issued under its Global Bank Note Program $750 million aggregate principal amount of its 2.875% unsecured senior notes due 2022. For the nine months ended September 30, 2017, the Company had $9.2 billion of proceeds received from FHLB and other borrowings and repayments were approximately $8.3 billion.
Shareholder’s Equity
Total shareholder's equity was $13.1 billion at September 30, 2017, compared to $12.8 billion at December 31, 2016, an increase of $365 million. Shareholder's equity increased $407 million due to earnings attributable to the Company during the period, offset by the payment of preferred and common dividends totaling $71.0 million to its sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at September 30, 2017, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at September 30, 2017.
Table 23 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
September 30, 2017
Rate Change
+ 200 basis points	8.93%
+ 100 basis points	4.58
- 100 basis points	(4.82)
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
Table 24 Economic Value of Equity

Estimated % Change in Economic Value of Equity
September 30, 2017
Rate Change
+ 300 basis points	(6.10)%
+ 200 basis points	(3.80)
+ 100 basis points	(1.64)
- 100 basis points	(0.72)
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

Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2017, the Company had derivative financial instruments outstanding with notional amounts of $46.8 billion. The estimated net fair value of open contracts was in an asset position of $37 million at September 30, 2017. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at September 30, 2017 or December 31, 2016 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.

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

In 2014, the Federal Reserve Board, the OCC, and the FDIC approved a final rule implementing a minimum liquidity coverage ratio requirement for certain large bank holding companies, savings and loan holding companies and depository institutions, and a less stringent LCR requirement for other banking organizations, such as the Company, with $50 billion or more in total consolidated assets. The final rule imposes a monthly reporting requirement. As of January 2017, the LCR requirement was 100 percent. At September 30, 2017, the Company was fully compliant with the LCR requirements in effect for 2017. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at September 30, 2017 and December 31, 2016.
Table 25 Capital Ratios

	September 30, 2017	December 31, 2016
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,005,526	$7,669,118
Tier 1 Capital	8,239,726	7,907,518
Total Capital	9,706,431	9,550,482
Ratios:
CET1 Risk-based Capital Ratio	12.07%	11.49%
Tier 1 Risk-based Capital Ratio	12.42	11.85
Total Risk-based Capital Ratio	14.63	14.31
Leverage Ratio	10.00	9.46
At September 30, 2017, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended September 30, 2017. For the three months ended September 30, 2017, no fees and/or commissions have been recorded in connection with these counter indemnities. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, any payments of amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding counter indemnity as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended September 30, 2017, from embassy-related activity, which include fees and/or commissions, did not exceed $56. The

BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. The BBVA Group is committed to terminating these business relationships as soon as legally possible.

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

Date: November 8, 2017	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer