Form 10-K
period 2017-12-31
BBVA COMPASS BANCSHARES, INC
filed 2018-02-28
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Common Stock, $0.01 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 20, 2018, the registrant had 222,950,751 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.
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

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
CAPM	Capital Asset Pricing Model
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of Deposit or time deposit
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CET1 Risk-Based Capital Ratio	Ratio of CET1 to risk-weighted assets
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
CRA	Community Reinvestment Act
CRD-IV	Capital Requirements Directive IV
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	United States Department of Treasury Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority

Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
FTP	Funds transfer pricing
G-SIB	Globally systemically important bank
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HQLA	High-quality liquid assets
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBOs	Foreign Banking Organizations with $50 billion or more in U.S. assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LSA	Loss Sharing Agreement
LTV	Loan to Value
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	United States Department of Treasury Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Preferred Stock	Class B Preferred Stock
PD	Probability of default
REIT	Real Estate Investment Trust
Repurchase Agreement	Securities sold under agreements to repurchase
Reverse Repurchase Agreement	Securities purchased under agreements to resell
SAB 118	Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Simple	Simple Finance Technology Corp
S&P	Standard and Poor's Rating Services
TBA	To be announced
Tax Cuts and Jobs Act	H.R.1, formerly known as the Tax Cuts and Jobs Act of 2017
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
Trust Preferred Securities	Mandatorily redeemable preferred capital securities

U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

•
legislative, regulatory or accounting changes, which may adversely affect the Company's business and/or competitive position, impose additional costs on the Company or cause the Company to change its business practices;

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

•	if the Bank's CRA rating or other regulatory ratings of the Parent or the Bank were to decline, that could result in certain restrictions on the Company's activities;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

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
Overview
The Parent is a financial holding company that conducts its business operations primarily through its commercial banking subsidiary, Compass Bank, which is an Alabama banking corporation headquartered in Birmingham, Alabama. The Bank operates under the brand “BBVA Compass." The Parent was organized in 2007 as a Texas corporation.
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
As part of its operations, the Company regularly evaluates acquisition and investment opportunities of a type permissible for a financial holding company. The Company may also from time to time consider the potential disposition of certain of its assets, branches, subsidiaries, or lines of business.
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
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. was a wholly owned subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly owned subsidiary of BBVA.  These four subsidiaries engage in money transfer services or related activities, including money transmission and foreign exchange services and are organized as subsidiaries of BBVA Compass Payments, Inc., a wholly owned subsidiary of the Parent.
On August 1, 2017, BBVA received notification that the Federal Reserve Board determined that the election by BBVA to become an FHC was effective as of August 1, 2017. This election allows the Company to engage in a broader range of activities that are (i) financial in nature or incidental to financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general. These expanded services include securities underwriting and dealing, insurance underwriting, merchant banking, and insurance company portfolio investment.

Banking Operations
At December 31, 2017, the Company, through the Bank, operated approximately 649 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	89
Arizona	63
California	61
Colorado	37
Florida	45
New Mexico	18
Texas	336
Total	649
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
The Company also operates loan production offices in Atlanta, Georgia; Miami, Orlando, Sarasota, and Tampa, Florida; Chicago, Illinois; New York, New York; Baltimore, Maryland; Irvine, Los Angeles, and San Diego, California; Charlotte and Raleigh, North Carolina; and Cleveland, Ohio.
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. In terms of geographic distribution, approximately 55% of the Company’s total deposits and 52% of its branches are located in Texas, while Alabama represents approximately 21% of the Company’s total deposits. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt region, and specifically in the states in which the Company conducts business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.

One key indicator of economic health is the unemployment rate. At the beginning of 2008, the unemployment rate in the United States was 5.0%, rising to a peak of 10.0% in October 2009 during the financial crisis. While there has been a slow, but steady improvement in the unemployment rate from its peak in 2009, the improvement began to accelerate in 2013 and these improvements have continued through 2017. Consequently, the unemployment rate improved from 4.7% for December 2016 to 4.1% in December 2017. The following table provides a comparison of unemployment rates as of December 2017 and 2016 for the states in which the Company has a retail branch presence.

	Unemployment Rate*
State	December 2017	December 2016	Change
Alabama	3.5%	6.3%	(2.8)
Arizona	4.5%	5.0%	(0.5)
California	4.3%	5.2%	(0.9)
Colorado	3.1%	3.0%	0.1
Florida	3.7%	4.9%	(1.2)
New Mexico	6.0%	6.7%	(0.7)
Texas	3.9%	4.8%	(0.9)
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2017
A key driver of the improvement in the unemployment rate has been continued strength in nonfarm payroll growth. The following table provides a comparison of nonfarm payroll at December 2017 to December 2016.

	Nonfarm Payroll*
	December 2017	December 2016	Change
State	(In Thousands)
Alabama	2,017.8	1,983.7	34.1
Arizona	2,770.4	2,735.4	35.0
California	16,980.4	16,637.9	342.5
Colorado	2,671.5	2,618.3	53.2
Florida	8,705.9	8,492.4	213.5
New Mexico	846.8	836.4	10.4
Texas	12,444.7	12,137.8	306.9
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2017
Combined, the seven-state Sunbelt region in which the Company operates accounted for approximately 48% of the total increase in nonfarm payroll in the U.S. in 2017. The largest year-over-year increases nationally occurred in California, Florida and Texas, with California accounting for 17% of the total increase in total nonfarm payroll in 2017.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. After 2008, the national real estate market has experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular have declined significantly more than real estate values in the United States as a whole. Recent data suggests that the housing market throughout the United States continues to strengthen and home prices have recaptured most of the value lost during the economic downturn. The following table presents changes in home prices since the end of 2007 and changes in home prices during 2017 for the states in which the Company operates. During 2017 home prices increased equal to or higher than the national average in all of the states in which the Company operates a retail branch network except Alabama and New Mexico. Additionally, home prices were above 2007 levels in Alabama, California, Colorado and Texas.

	Percentage Change in	Percentage change in
State	Home Prices since 2007*	Home Prices during 2017*
Alabama	2.2%	3.0%
Arizona	-5.5%	7.8%
California	7.3%	6.3%
Colorado	47.0%	7.6%
Florida	-4.2%	6.9%
New Mexico	-3.8%	3.4%
Texas	42.0%	6.7%
U.S. National Average	8.8%	5.3%
* Source: Home price data from FHFA House price index through the third quarter of 2017
.
Segment Information
The Company is organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The lines of business results include certain overhead allocations and intercompany transactions. During the fourth quarter of 2017, the Company reorganized its segment reporting structure. As a result of this reorganization the Consumer and Commercial Banking segment was divided into two operating segments: (1) Commercial Banking and Wealth and (2) Retail Banking. At December 31, 2017, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.

The Commercial Banking and Wealth segment serves the Company’s commercial customers through its wide array of banking and investment services to businesses in the Company’s markets and elsewhere. The segment also provides private banking and wealth management services to high net worth individuals, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. The Commercial Banking and Wealth segment also supports its commercial customers with capabilities in treasury management, accounts receivable purchasing, asset-based lending, international services, as well as insurance and interest rate protection and investment products. The Commercial Banking and Wealth segment is also responsible for the Company's small business customers and indirect automobile portfolio.

The Retail Banking segment serves the Company’s retail customers through its full-service banking centers, private client offices throughout the U.S., and alternative delivery channels such as internet, mobile ATMs and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services including home mortgages, consumer loans, credit and debit cards, and deposit accounts.
The Corporate and Investment Banking segment is responsible for providing a wide array of banking and investment services to corporate and institutional clients. In addition to traditional credit and deposit products, the Corporate and Investment Banking segment also supports its customers with capabilities in treasury management, accounts receivable purchasing, asset-based lending, foreign-exchange and international services, and interest rate protection and investment products.
The Treasury segment’s primary function is to manage the liquidity and funding position of the Company, the interest rate sensitivity of the Company's balance sheet, and to manage the investment securities portfolio.
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2017, 2016 and 2015, see Note 22, Segment Information, in the Notes to the Consolidated Financial Statements.

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
The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2017, the last date such information is available from the FDIC:
Table 1 Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2
Arizona	6
California	30
Colorado	13
Florida	22
New Mexico	12
Texas	4
*Source: SNL Financial
Employees
At December 31, 2017, the Company had approximately 10,668 full-time equivalent employees.
Supervision, Regulation and Other Factors
The Company and the Bank are regulated extensively under federal and state law. In addition, certain of the Company's non-bank subsidiaries are also subject to regulation under federal and state law. The following discussion sets forth some of the elements of the bank regulatory framework applicable to the Company and certain of its subsidiaries. The bank regulatory framework is intended primarily for the protection of customers, including depositors as well as the DIF, and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
General
The Company is registered as a bank holding company with the Federal Reserve Board under the Bank Holding Company Act and based upon BBVA's election to become a financial holding company, has the additional powers of a financial holding company. Bank holding companies are subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act. In addition, the Alabama Banking Department regulates holding companies, like the Company, that own Alabama-chartered banks, like the Bank, under the bank holding company laws of the State of Alabama. The Company is subject to primary regulation and examination by the Federal Reserve Board, through the Federal Reserve Bank of Atlanta, and by the Alabama Banking Department. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board and the state banking regulator, govern almost all aspects of the operations of the Company and the Bank. The Company and the Bank are also subject to supervision and regulation by the CFPB. Various federal and state bodies regulate and supervise the Company's non-bank subsidiaries including its brokerage, investment advisory, insurance agency, money transfer, and processing operations. These include, but are not limited to, the SEC, FINRA, federal and state banking regulators and various state regulators of insurance, money transfer and brokerage activities.
The legislative, regulatory and supervisory framework governing the financial services sector has undergone significant and rapid change since the financial crisis. Moreover, the intensity of supervisory and regulatory scrutiny has also increased. President Trump has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the Republican majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or merely a rebalancing of the post 2008 financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision.
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
As a financial holding company, the Company is permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for bank holding companies that are not financial holding companies. In addition to the activities described above, financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including underwriting, dealing and making markets in securities and making merchant banking investments in non-financial companies. The Company and the Bank must each remain “well-capitalized” and “well-managed” in order for the Company to maintain its status as a financial holding company. In addition, the Bank must maintain a CRA rating of at least “Satisfactory” for the Company to engage in the full range of activities permissible for financial holding companies.
The Federal Reserve Board has the authority to order a financial holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the financial holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
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
Enhanced Prudential Standards
In the past few years, the Federal Reserve Board has imposed greater risk-based and leverage capital requirements, liquidity requirements, capital planning and stress testing requirements, risk management requirements and other enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets, including the Company. The capital, liquidity and capital planning and stress testing requirements of these enhanced prudential standards are discussed under the relevant topic areas below. The Federal Reserve Board has proposed but not yet finalized the single-counterparty credit limits requirements and an early remediation framework for large bank holding companies.
Under the enhanced prudential standard applicable to Large FBOs, BBVA designated the Parent as its IHC. BBVA’s combined U.S. operations (including its U.S. branches, agencies and subsidiaries) are also subject to liquidity, risk management, stress testing, asset maintenance and other enhanced prudential standards.
Congress is considering a bill that would raise the total consolidated asset threshold for certain enhanced prudential standards from $50 billion to $250 billion. The bill would exempt bank holding companies with consolidated assets of less than $100 billion from these enhanced prudential standards, effective immediately upon enactment of the bill. Bank holding companies with consolidated assets between $100 billion to $250 billion would be exempt from these enhanced prudential standards following an 18-month period unless the Federal Reserve Board either determined to apply some or all of these standards to some or all such bank holding companies or to subject such bank holding companies to less stringent versions of these standards. Currently the bill does not specifically address whether the threshold for enhanced prudential standards applicable to IHCs, such as the Parent, would also be raised. If this threshold was raised to the same level that the bill proposes to use for bank holding companies that are not IHCs, then the Company would be exempt from certain enhanced prudential standards effective immediately upon enactment of the bill. It is too early to tell whether this bill will become law and how it will affect the threshold for enhanced prudential standards applicable to IHCs.
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
CET1 capital consists principally of common stock and related surplus, plus retained earnings, less any amounts of goodwill, other intangible assets, and other items required to be deducted. Together with the FDIC and OCC, the Federal Reserve Board has issued proposed rules that would simplify the capital treatment of certain capital deductions and adjustments. Tier 1 capital consists principally of CET1 capital plus certain eligible forms of preferred stock and qualifying minority interests which are includible subject to phase-out transition provisions. Tier 2 capital primarily includes qualifying subordinated debt instruments, permitted trust preferred securities phased-out of Tier 1 capital, and allowance for loan losses. Total capital is Tier 1 capital plus Tier 2 capital. The denominator of the risk-based capital ratios is risk-weighted assets, a measure of assets and other exposures weighted to take into account different risk characteristics. For purposes of the Leverage Ratio, the denominator is quarterly average assets excluding goodwill, other intangible assets and certain other items deducted from capital.
Capital Requirements Applicable to the Company
The Company and the Bank are subject to the U.S. Basel III capital rule, which implements in the United States a set of internationally agreed-upon bank capital standards known as Basel III, which are published by the Basel

Committee, a committee of central bank and regulatory officials from 27 countries. The Basel III standards were developed after the 2008 financial crisis to further strengthen financial institutions' capital positions by requiring banking organizations to maintain higher minimum levels of capital and by implementing capital buffers above these minimum levels to help withstand future periods of stress.
Certain aspects of the U.S. Basel III capital rule, such as the minimum capital ratios and the methodology for calculating risk-weighted assets, became effective on January 1, 2015 for the Bank and the Company. Other aspects of the rule, such as the capital conservation buffer and the certain regulatory deductions from and adjustments to capital, are being phased in over several years. The phase in period for the capital conservation buffer began on January 1, 2016, with an initial phase-in amount of greater than 0.625%, rising to greater than 2.5% beginning on January 1, 2019. The required capital conservation buffer is greater than 1.875% in 2018.
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
Under the U.S. Basel III capital rule, to be well-capitalized, the Bank must maintain the following:
•Total Risk-Based Capital Ratio of 10 percent or greater,
• Tier 1 Risk-Based Capital Ratio of 8 percent or greater,
•CET1 Risk-Based Capital Ratio of 6.5 percent or greater, and a
•Tier 1 Leverage Ratio of 5 percent or greater.
The Federal Reserve Board has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III capital rule. For purposes of the Federal Reserve Board's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company must maintain the following to be well capitalized:
•Tier 1 Risk-Based Capital Ratio of 6 percent or greater and a
•Total Risk-Based Capital Ratio of 10 percent or greater.
If the Federal Reserve Board were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2017 would exceed such revised well-capitalized standard.

Capital Ratios as of December 31, 2017
The table below shows certain regulatory capital ratios for the Company and the Bank as of December 31, 2017 using the Transitional Basel III regulatory capital methodology applicable to the Company during 2017.
Table 2 Capital Ratios

	Regulatory Minimum for Company and Bank (1)	Minimum Ratio + Capital Conservation Buffer (2)	Well-Capitalized Minimum for the Bank	The Company	The Bank
CET 1 Risk-Based Capital Ratio	4.5%	5.75%	6.5%	11.80%	10.88%
Tier 1 Risk-Based Capital Ratio	6.0%	7.25%	8.0%	12.15%	10.89%
Total Risk-Based Capital Ratio	8.0%	9.25%	10.0%	14.36%	13.43%
Leverage Ratio	4.0%	N/A	5.0%	9.98%	9.10%
(1) Regulatory minimum requirements do not include the capital conservation buffer, which must be maintained in addition to meeting regulatory minimum requirements in order to avoid automatic restrictions on capital distributions and certain discretionary bonus payments.
(2) Reflects the capital conservation buffer of 1.25% applicable during 2017. The Company and the Bank already meet the Capital Conservation Buffer at the fully phased-in level of 2.5%.
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
Annual Capital Plans and Stress Testing
Under enhanced prudential standards applicable to bank holding companies with $50 billion or more of total consolidated assets, the Company is required to submit annual capital plans to the Federal Reserve Board and generally may pay dividends and make other capital distributions only in accordance with a capital plan as to which the Federal Reserve Board has not objected. Under CCAR, the Company's capital plan must include an assessment of the expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-objection to the Company. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection.

Under revised CCAR rules that became effective on March 6, 2017, the Federal Reserve Board is no longer allowed to object to the capital plans of large and noncomplex bank holding companies, including the Company, on a qualitative, as opposed to quantitative, basis. Instead, the Federal Reserve Board may evaluate the strength of the Company’s qualitative capital planning process through the regular supervisory process and targeted horizontal reviews of particular aspects of capital planning.
In addition to capital planning requirements the Company and the Bank are subject to stress testing requirements under the Federal Reserve Board’s enhanced prudential standards rule and the Dodd-Frank Act. The Company must conduct semi-annual company-run stress tests and is subject to an annual supervisory stress test conducted by the Federal Reserve Board.
For the capital plan and stress test cycle beginning January 1, 2017, the Company submitted its capital plan to the Federal Reserve Board by April 5, 2017 and the Federal Reserve Board published summary results on June 28, 2017. The Federal Reserve Board did not object to the Company’s 2017 capital plan. For the capital plan and stress test cycle beginning January 1, 2018, the Company is required to submit its capital plan to the Federal Reserve Board by April 5, 2018 and the Federal Reserve Board is required to publish summary results by June 30, 2018. Although management believes that the capital plan the Company plans to submit is reasonable and fiscally sound, the Company can make no assurances that the Federal Reserve Board will not object to the Company’s capital plan.
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

In addition, there are consumer protection standards that apply to functional areas of operation (rather than applying only to loan or deposit products). The Company and the Bank are also subject to certain state laws and regulations designed to protect consumers, and under the Dodd-Frank Act, state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations.
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
Resolution Plans for the Company and the Bank
Each of the Company and the Bank are required to prepare and submit resolution plans, also referred to as living wills. The Bank must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. The Company is required to submit to the Federal Reserve Board and the FDIC a plan that, in the event of material financial distress or failure, provides for the rapid and orderly liquidation of the Company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. If the Federal Reserve Board and the FDIC jointly determine that the Company’s plan is not credible and the Company fails to cure the deficiencies in a timely manner, then the Federal Reserve Board and the FDIC may jointly impose on the Company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities, or operations.
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
The federal banking regulators implemented the LCR in the United States in 2014. A more stringent version of the LCR applies to financial institutions with $250 billion or more in total assets. A more moderate version of the LCR applies to financial institutions with $50 billion but less than $250 billion of total assets, such as the Company. This version differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule which ended on January 1, 2017. In December 2016, the Federal Reserve Board issued a final rule requiring that banking organizations holding more than $50 billion in assets, such as the Company, make certain public disclosures related to the LCR. The Company will be required to start making these disclosures on October 1, 2018. Required disclosures include quarterly disclosure of the consolidated LCR, based on averages over the prior quarter, as well as consolidated HQLA amounts broken down by each HQLA category. In April 2016, the federal banking regulators proposed rules to implement the NSFR in the United States, including a more moderate version of the NSFR that would apply to institutions with $50 billion or more but less than $250 billion of total assets, such as the Company. In addition, the Federal Reserve Board has adopted liquidity risk management, stress testing and liquidity buffer requirements as part of the enhanced prudential standards applicable to the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
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
Community Reinvestment Act
The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank and the Company. In addition, the Bank must maintain a CRA rating of at least "Satisfactory" for the Company to engage in the full range of activities permissible for financial holding companies.
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
The Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Federal Reserve Regulation V on a uniform, nationwide basis, including credit reporting, prescreening and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act.
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
Cybersecurity
In October 2016, the federal banking regulators issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including the Company and its U.S. Bank Subsidiaries. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.
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
During the year ended December 31, 2017, the Company did not knowingly engage in activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under the specified executive orders.
Because the Company is controlled by BBVA, the Company's disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of BBVA and its consolidated subsidiaries that are not controlled by the Company. During the year ended December 31, 2017, the BBVA Group had the following activities, transactions and dealings requiring disclosure under Section 13(r) of the Exchange Act.
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding at December 31, 2017 and the other was canceled on January 1, 2017. For 2017, deferred commissions expenses in connection with this counter indemnity were $335 and cancellation expenses for the other counter indemnity were $139. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. In addition, in accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, payments of any amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding counter indemnity as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the year ended December 31, 2017, from embassy-related activity, which include fees and/or commissions, did not exceed $2,628. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure.
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
Volatile or declining oil prices could adversely affect the Company's performance.
As of December 31, 2017, energy-related loan balances represented approximately 4.5 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which has had an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. If oil prices decline in a material way, the cash flows of the Bank’s customers in this industry could be adversely impacted which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations.
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
Certain European Union member countries have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries' ability to continue to service their debt and foster economic growth. Fiscal austerity measures such as raising taxes and reducing entitlements have improved the ability of some member countries to service their debt, but have challenged economic growth and efforts to lower unemployment rates in the region. Although the fiscal health and economic outlook of Spain and the European Union, more generally, have improved, there is no guarantee that these trends will continue.
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
Weakness in the real estate market, including the secondary residential mortgage loan market, has adversely affected the Company in the past and may do so in the future.
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
The legislative, regulatory and supervisory framework governing the financial sectors has undergone significant and rapid change since the financial crisis. The Dodd-Frank Act as well as other post-financial crisis regulatory reforms in the United States have increased costs, imposed limitations on activities and resulted in an increased intensity in regulatory enforcement. While most of the changes required by the Dodd-Frank Act that impact the Company have been implemented or are expected to follow a known trajectory, new changes under the current administration, including their nature and impact, cannot yet be determined with any degree of certainty.
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
The Company and the Bank are regulated and supervised by the CFPB. The CFPB has promulgated many mortgage-related rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher-priced mortgages. The mortgage-related rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company and the Bank.
The Company is subject to capital adequacy and liquidity standards, and if it fails to meet these standards its financial condition and operations would be adversely affected.
The U.S. Basel III capital rule and provisions in the Dodd-Frank Act increased capital requirements for banking organizations such as the Company and the Bank and will continue to increase such requirements as they are phased

in. Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III capital rule includes a minimum ratio of CET1 capital to risk weighted assets of 4.5 percent and a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets when fully phased-in that applies to all U.S. banking organizations, including the Bank and the Company. The required capital conservation buffer is greater than 1.875% in 2018. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. Under the U.S. Basel III final rule, trust preferred securities no longer qualify as Tier 1 capital for bank holding companies such as the Company.
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
The Federal Reserve Board evaluates the Company's liquidity as part of the supervisory process and adopted a final LCR rule. Failure to comply with these regulatory standards or any new rules, such as a final rule implementing NSFR, could affect the Company's business.
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
Please refer to Item 1. Business - Supervision, Regulation and Other Factors for more information.
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
A downgrade of the U.S. government's sovereign credit rating, and the perceived creditworthiness of U.S. government-related obligations, could impact the Company's ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. The Company cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact on the Company. A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which the Company is subject and any related adverse effects on its business, financial condition and results of operations.

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
The Company's earnings and financial condition are largely dependent on net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect the Company's earnings and financial condition. In addition, changes in interest rates may impact the fair value of our fixed-rate securities and the extent to which customers prepay mortgages and other loans. The Company cannot control or predict with certainty changes in interest rates.
Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. Following a prolonged period in which the federal funds rate was stable or decreasing, the Federal Reserve Board has begun to increase this benchmark rate. In addition, the Federal Reserve Board has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities, which might also affect interest rates. The Company has policies and procedures designed to manage the risks associated with changes in market interest rates. Changes in interest rates, however, may still have an adverse effect on the Company's profitability. While the Company actively manages against these risks, if its assumptions regarding borrower behavior are wrong or overall economic conditions are significantly different than planned for, then its risk mitigation techniques may be insufficient to protect against the risk.
Uncertainty about the future of LIBOR may adversely affect the Company’s business.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities, including the Company’s Series A Preferred Stock, Capital Securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the Company’s Series A Preferred Stock and the interest rate on the Company’s Capital Securities and other obligations, which are currently based on the LIBOR rate, will be determined as set forth in the accompanying offering documents, and the value of such securities may be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on the Company’s funding costs, investment and trading securities, loan portfolios and business, is uncertain.
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
The Company and its operations are subject to increased regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions, thereby increasing the Company’s costs associated with responding to or defending such actions. In particular, inquiries could develop into administrative, civil or criminal proceedings or enforcement actions and may increase the Company's compliance costs, require changes in the Company's business practices, affect the Company's competitiveness, impair the Company's profitability, harm the Company's reputation or otherwise adversely affect the Company's business.
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. The Bank received a rating of “needs to improve." The Bank’s rating in this CRA examination resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. However, the Bank received a “Satisfactory” CRA rating in its most recent CRA examination and those restrictions have been removed. The Bank must maintain a CRA rating of at least "Satisfactory" for the Company to engage in the full range of activities permissible for financial holding companies.
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
Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, the FASB's Accounting Standards Update, Financial Instruments-Credit Losses (Subtopic 825-15), that would substantially change the accounting for credit losses under current U.S. GAAP standards. Under current U.S. GAAP standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under this ASU, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. This ASU may have a negative impact on the Company's reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses.
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
The financial services market is undergoing rapid technological changes, and the Company may be unable to effectively compete or may experience heightened cyber-security and/or fraud risks as a result of these changes.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable the Company to reduce costs. The Company's future success may depend, in part, on its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in its operations. Some of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. As a result, the

Company's ability to effectively compete to retain or acquire new business may be impaired, and its business, financial condition or results of operations may be adversely affected.
The Company is under continuous threat of loss due to cyber-attacks, especially as it continues to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that it faces are e-fraud and breach of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customers' or the Company's accounts. A breach of sensitive customer data, such as account numbers and social security numbers could present significant reputational, legal and/or regulatory costs to the Company.
Over the past few years, there have been a series of distributed denial of service attacks on financial services companies. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. Generally, these attacks have not been conducted to steal financial data, but meant to interrupt or suspend a company's internet service. While these events may not result in a breach of client data and account information, the attacks can adversely affect the performance of a company’s website and in some instances have prevented customers from accessing a company’s website. Distributed denial of service attacks, hacking and identity theft risks could cause serious reputational harm. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks. The Company's risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, its plans to continue to provide internet banking and mobile banking channels, and its plans to develop additional remote connectivity solutions to serve its customers. The Company may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.
Additionally, fraud risk may increase as the Company offers more products online or through mobile channels.
The Company’s operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt its business and adversely impact its results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout the Company’s business and, as a result of its interactions with, and reliance on, third parties, is not limited to the Company’s own internal operational functions. The Company’s operational and security systems and infrastructure, including its computer systems, data management, and internal processes, as well as those of third parties, are integral to its performance. The Company relies on employees and third parties in its day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of the Company’s or of third-party systems or infrastructure, expose the Company to risk. For example, the Company’s ability to conduct business may be adversely affected by any significant disruptions to the Company or to third parties with whom it interacts or upon whom it relies. In addition, the Company’s ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to its own systems. The Company’s financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond its control, which could adversely affect its ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, the Company may need to take its systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. The Company's business may be susceptible to infrastructure outages because its data centers are located outside the U.S. In the event that backup systems are utilized, they may not process data as quickly as the Company’s primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. The Company frequently updates its systems to support its operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to the Company’s computer systems, security monitoring and retaining and training personnel required to operate its systems also entail significant costs. Operational risk exposures could adversely impact the Company’s results of operations, liquidity and financial condition, as well as cause reputational harm. In addition, the Company may not have adequate insurance coverage to compensate for losses from a major interruption.

The Company faces security risks, including denial of service attacks, hacking, social engineering attacks targeting its colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect its business or reputation, and create significant legal and financial exposure.
The Company’s computer systems and network infrastructure and those of third parties, on which it is highly dependent, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. The Company’s business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in its computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access the Company’s network, products and services, its customers and other third parties may use personal mobile devices or computing devices that are outside of its network environment and are subject to their own cybersecurity risks.
The Company, its customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in the Company’s systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the Company, its employees, its customers or of third parties, damage its systems or otherwise materially disrupt the Company’s or its customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may it be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and the Company may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as the Company continues to increase its mobile-payment and other internet-based product offerings and expand its internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of the Company’s systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to the Company’s data may not be disclosed to it in a timely manner.
The Company also faces indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom it does business or upon whom it relies to facilitate or enable its business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including the Company. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect the Company’s ability to effect transactions, service its clients, manage its exposure to risk or expand its business.
Cyber-attacks or other information or security breaches, whether directed at the Company or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on its systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with customers and third parties with whom it does business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause the Company serious negative consequences, including loss of customers and business opportunities, significant business disruption to its operations and business, misappropriation or destruction of its confidential information and/or that of its customers, or damage to the Company’s or its customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact its results of operations, liquidity and financial condition.
Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including the Company and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data.
The Company receives, maintains and stores non-public personal information of its customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled.
The Company may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information it may store or maintain. The Company could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that it is required to alter its systems or require changes to its business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with the Company’s current practices, the Company may be subject to fines, litigation or regulatory enforcement actions or ordered to change its business practices, policies or systems in a manner that adversely impacts its operating results.
Negative publicity could damage the Company’s reputation and could significantly harm its business.
The Company’s ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by its reputation. Public perception of the financial services industry in general was damaged as a result of the credit crisis that started in 2008. The Company faces increased public and regulatory scrutiny resulting from the credit crisis and economic downturn. Significant harm to its reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, conflicts of interest, litigation, GSE or regulatory actions, failing to deliver minimum or required standards of service and quality, failing to address customer and agency complaints, compliance failures, unauthorized release of confidential information due to cyber-attacks or otherwise, and the activities of the Company’s clients, customers and counterparties, including vendors. Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect the Company’s reputation, indirectly by association. All of these could adversely affect its growth, results of operation and financial condition.

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
The Company also experiences competition from a variety of institutions outside of its market area. Some of these institutions conduct business primarily over the internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer who can obtain loans, pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect the Company's operations, and the Company may be unable to timely develop competitive new products and services in response to these changes.
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
As a financial institution, the Company's earnings and capital are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion regarding the Company could result from its actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by it to meet its clients' expectations or applicable regulatory requirements, breach of sensitive customer information, a cybersecurity incident, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. The Company could also be adversely affected by negative public opinion involving BBVA. Negative public opinion can adversely affect the Company's ability to keep, attract and/or retain clients and personnel, and can expose it to litigation and regulatory action. Actual or alleged conduct by one of the Company's businesses can result in negative public opinion about its other businesses. Negative public opinion could also affect the Company's credit ratings, which are important to accessing unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.
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
The Company is subject to rules and regulations regarding money laundering and the financing of terrorism. Monitoring compliance with anti-money laundering and anti-terrorism financing rules and regulations can put a significant financial burden on banks and other financial institutions and poses significant technical problems. Although the Company has internal policies and procedures designed to ensure compliance with applicable anti-money laundering and anti-terrorism financing rules and regulations, it cannot guarantee that its policies and procedures completely prevent violations of such rules and regulations. Any such violations may have severe consequences, including sanctions, fines and reputational consequences, which could have a material adverse effect on the Company's business, financial condition or results of operations.
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

	2017	2016
	(In Thousands)
Quarter Ended:
March 31	$—	$—
June 30	60,000	60,000
September 30	—	—
December 31	90,000	32,864
Year	$150,000	$92,864

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
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2017 through 2013, has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2017 through 2013. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Summary of Operations:
Interest income	$2,766,648	$2,530,459	$2,438,275	$2,313,996	$2,323,279
Interest expense	436,481	462,778	425,298	328,491	280,575
Net interest income	2,330,167	2,067,681	2,012,977	1,985,505	2,042,704
Provision for loan losses	287,693	302,589	193,638	106,301	107,546
Net interest income after provision for loan losses	2,042,474	1,765,092	1,819,339	1,879,204	1,935,158
Noninterest income	1,045,975	1,055,974	1,079,374	1,007,812	940,129
Noninterest expense, including goodwill impairment (1)	2,311,587	2,303,522	2,214,853	2,246,877	2,260,906
Net income before income tax expense	776,862	517,544	683,860	640,139	614,381
Income tax expense	316,076	146,021	176,502	155,763	179,242
Net income	460,786	371,523	507,358	484,376	435,139
Noncontrolling interest	2,005	2,010	2,228	1,976	2,094
Net income attributable to BBVA Compass Bancshares, Inc.	$458,781	$369,513	$505,130	$482,400	$433,045

Summary of Balance Sheet:
Period-End Balances:
Investment securities	$13,729,880	$12,868,272	$12,373,196	$11,585,629	$9,832,281
Loans and loans held for sale	61,690,878	60,223,112	61,394,666	57,526,600	50,814,125
Allowance for loan losses	(842,760)	(838,293)	(762,673)	(685,041)	(700,719)
Total assets	87,320,579	87,079,953	90,068,538	83,244,726	72,090,642
Deposits	69,256,313	67,279,533	65,981,766	61,189,810	54,437,454
FHLB and other borrowings	3,959,930	3,001,551	5,438,620	4,809,843	4,298,707
Shareholder's equity	13,013,310	12,750,707	12,624,709	12,054,922	11,545,813
Average Balances:
Loans and loans held for sale	$60,419,711	$61,505,935	$60,176,687	$54,423,885	$47,959,849
Total assets	87,358,298	91,064,360	88,389,179	77,610,420	70,320,268
Deposits	66,627,368	67,904,564	63,538,900	58,407,270	52,553,741
FHLB and other borrowings	3,973,465	4,226,225	5,701,974	4,254,352	4,269,521
Shareholder's equity	13,035,797	12,818,572	12,368,866	11,889,993	11,342,319
Selected Ratios:
Return on average total assets	0.53%	0.41%	0.57%	0.62%	0.62%
Return on average total equity	3.53	2.90	4.10	4.07	3.84
Average equity to average assets	14.92	14.08	13.99	15.32	16.13

(1)	Noninterest expense for the years ended December 31, 2016, 2015 and 2014 includes goodwill impairment of $59.9 million, $17.0 million and $12.5 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2017, 2016 and 2015. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for 2017 was $458.8 million compared to $369.5 million earned during 2016. The increase in net income attributable to the Company reflected higher net income before income tax expense primarily as a result of higher net interest income.
Net interest income increased $262.5 million to $2.3 billion in 2017 compared to 2016 due in part to an increase in interest and fees on loans as well as a decrease in interest on deposits. The net interest margin for 2017 was 3.10% compared to 2.64% for 2016. Net interest income was positively impacted by higher interest rates due to the impact of the Federal Reserve Board benchmark interest rate increases.
The provision for loan losses was $287.7 million for 2017 compared to $302.6 million for 2016. The decrease in provision for loan losses for 2017 was due in part to a reduction in provision expense stemming from improvements in the overall level of energy loans rated special mention or lower, including loans classified as nonaccrual, during 2017 offset by the impact of additional allowance for loan losses related to the impact of Hurricanes Harvey and Irma on the loan portfolio during 2017. Net charge-offs for 2017 totaled $283.2 million compared to $227.0 million for 2016.
Noninterest income was $1.0 billion for 2017, a decrease of $10.0 million compared to 2016. The decrease in noninterest income was largely attributable to a decrease of $27.0 million in investment securities gains as well as a $7.1 million decrease in mortgage banking income. These decreases were offset by a $13.4 million increase in corporate and correspondent investment sales, a $7.8 million increase in service charges on deposit accounts and a $6.2 million increase on retail investment sales.
Noninterest expense increased $8.1 million to $2.3 billion for 2017 compared to 2016. The higher level of noninterest expense was primarily attributable to a $48.9 million increase in other noninterest expense related to an increase in legal reserves and an increase in provision for unfunded commitments. Additionally, professional services increased $21.3 million and salaries, benefits and commissions increased $12.3 million. These increases were offset by a $59.9 million decrease in goodwill impairment charges related to the write-off of goodwill associated with the Simple reporting unit in 2016.
Income tax expense was $316.1 million for 2017 compared to $146.0 million for 2016. This resulted in an effective tax rate of 40.7% for 2017 and a 28.2% effective tax rate for 2016. The increase in the effective tax rate for 2017 was primarily driven by the $121.2 million impact of the remeasurement of deferred tax assets and liabilities due to the impact of the Tax Cuts and Jobs Act signed into legislation on December 22, 2017.
The Company's total assets at December 31, 2017 were $87.3 billion, an increase of $241 million from December 31, 2016 levels. Total loans excluding loans held for sale were $61.6 billion at December 31, 2017, an increase of $1.6 billion or 2.6% from December 31, 2016 levels. The increase in total loans was primarily driven by growth in both the commercial and consumer portfolios. Deposits increased $2.0 billion or 2.9% compared to December 31, 2016, driven by transaction accounts which increased 2.8% fueled by savings and money market growth. Noninterest bearing demand deposits increased 6.4%. Trading account assets and other short-term borrowings decreased $2.9 billion and $2.8 billion, respectively due to a decrease in U.S. Treasury long and short position securities held by BSI.

Total shareholder's equity at December 31, 2017 was $13.0 billion, an increase of $263 million compared to December 31, 2016.
Capital
The Company's Tier 1 and CET1 ratios were 12.15% and 11.80%, respectively at December 31, 2017, compared to 11.85% and 11.49%, respectively at December 31, 2016, under the U.S. Basel III transitional provisions.
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
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, and borrowings. As a holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at December 31, 2017 and 2016 without regulatory approval.
The Parent paid common dividends totaling $150.0 million to its sole shareholder, BBVA, during 2017. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
At December 31, 2017, the Company was fully compliant with the LCR requirements in effect. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
Impact of Hurricanes Harvey and Irma
During 2017, the Company's geographic footprint was impacted by Hurricanes Harvey and Irma. Hurricane Harvey struck the coast of Texas in August 2017 and caused significant flood and wind damage to the cities close to the Gulf Coast. In September 2017, Hurricane Irma struck south Florida and then continued inland impacting parts of Georgia and South Carolina and causing significant flood and wind damage.
At December 31, 2017, as part of its ongoing evaluation of its impacted loan portfolio which began in the third quarter of 2017 and continued to be refined during the fourth quarter of 2017, the Company has identified approximately $5.2 billion of outstanding loans, which primarily consists of consumer loans, in the most significantly impacted areas. As part of its evaluation process, the Company has identified loans where the mailing address or collateral were located within FEMA designated disaster zip codes, surveyed borrowers in the impacted areas, and evaluated applicable insurance coverage. Based on this evaluation, the Company has recorded approximately $45 million in additional allowance for loan losses related to its best estimate of hurricane-related losses in this portion of its loan portfolio at December 31, 2017.
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
The Company had nine branches that sustained significant damage due to hurricanes. At December 31, 2017, the Company has recognized approximately $2.2 million in expenses related to property damage not covered by insurance. Additionally, as a result of the hurricanes and their impact on communities, the Company has recognized approximately $1.3 million of expense during 2017 associated with relief efforts and commitments made to employees and other charitable organizations.
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value measurements, and (3) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
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
Fair Value Measurements: A portion of the Company’s assets and liabilities is carried at fair value, with changes in fair value recorded either in earnings or accumulated other comprehensive income (loss). These include investment securities available for sale, trading account assets and liabilities, loans held for sale, mortgage servicing assets, and derivative assets and liabilities. Periodically, the estimation of fair value also affects investment securities held to maturity when it is determined that an impairment write-down is other than temporary. Fair value determination is also relevant for certain other assets such as other real estate owned, which are recorded at the lower of the recorded balance or fair value, less estimated costs to sell. The determination of fair value also impacts certain other assets that are periodically evaluated for impairment using fair value estimates, including goodwill and impaired loans.

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
See Note 20, Fair Value Measurements, in the Notes to the Consolidated Financial Statements for a detailed discussion of determining fair value, including pricing validation processes.
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
The computation of the fair value estimate is based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculation could result in differences in the results of the impairment test. See “Goodwill” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Note 8, Goodwill, in the Notes to the Consolidated Financial Statements for a detailed discussion of the impairment testing process.
Recently Issued Accounting Standards Not Yet Adopted
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this codified guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU were originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Subsequently, the FASB issued a one-year deferral for implementation, which results in the new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities accounted for under other U.S. GAAP, the new revenue recognition guidance will not have a material impact on the elements of its statement of income most closely associated with financial instruments, including securities gains, interest income and interest expense. The Company will adopt this standard utilizing a modified retrospective transition method in the first quarter of 2018 and will be subject to expanded disclosure requirements upon adoption. The Company's implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. While the Company has not identified any material changes in the timing of revenue recognition, the Company has identified changes in presentation of certain types of revenue and expenses, such as underwriting revenue and expenses, which will be shown gross pursuant to the new requirements.
Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the presentation of certain fair value changes for financial liabilities measured at fair value. The adoption of this standard will not have a material impact on the financial condition or results of operations of the Company.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted. While changes in the Company's presentation of certain cash payments and receipts between the operating, financing, and investing sections of the Consolidated Statements of Cash Flows are expected, the quantitative impact of these changes will not have a material impact.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application of this ASU is permitted. While changes in the Company's presentation of restricted cash in the Consolidated Statements of Cash Flows are expected, the quantitative impact of these changes will not have a material impact.

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
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  Early adoption is permitted.  The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net benefit cost.  The adoption of this standard will not have a material impact on the financial condition or results of operations of the Company.
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
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing this pronouncement and the impact of adoption.

See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for the recently adopted accounting standards by the Company.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $458.8 million, $369.5 million, and $505.1 million for 2017, 2016 and 2015, respectively. The Company's 2017 results reflected higher net income before income tax expense primarily as a result of higher net interest income.
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
2017 compared to 2016
Net interest income totaled $2.3 billion and $2.1 billion in 2017 and 2016, respectively. Net interest income on a fully taxable equivalent basis totaled $2.4 billion and $2.1 billion in 2017 and 2016, respectively. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities as well as a decrease in interest expense on deposits and other-short term borrowings.
Net interest margin was 3.10% in 2017 compared to 2.64% in 2016. The 46 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for 2017 for the loan portfolio was 4.17% compared to 3.74% for the prior year. The 43 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the total investment securities portfolio was 1.98% for 2017, compared to 1.83% for the prior year. The 15 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The yield on trading account securities increased to 1.59% in 2017 compared to 1.45% in 2016 primarily due to the impact of higher interest rates.
The yield on other earning assets for 2017 was 1.70% compared to 0.60% for the prior year. The 110 basis point increase between years was primarily due to the impact of higher interest rates.
The average rate paid on interest bearing deposits remained relatively flat at 0.66% for 2017 compared to 0.64% for 2016.
The average rate on FHLB and other borrowings during 2017 was 2.36% compared to 1.96% for the prior year. The 40 basis point increase was primarily driven by changes in the value of the interest rate contracts hedging the value of the FHLB and other borrowings.
The average rate on other short-term borrowings was 1.55% for 2017 compared to 1.44% for 2016 due to the impact due to the impact of higher interest rates.
2016 compared to 2015
Net interest income totaled $2.1 billion and $2.0 billion in 2016 and 2015, respectively. Net interest income on a fully taxable equivalent basis totaled $2.1 billion in both 2016 and 2015. Net interest margin was 2.64% in both 2016 and 2015.

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
The yield on other earning assets for 2016 was 0.60% compared to 0.17% for the prior year. The 43 basis point increase between years was primarily due to the impact of the FRB raising the federal funds rate by 25 basis points in December 2015 and 2016.
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
Table 3 Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$60,419,711	$2,521,613	4.17%	$61,505,935	$2,303,017	3.74%	$60,176,687	$2,221,093	3.69%
Investment securities – AFS (tax exempt) (3)	3,324	264	7.94	10,728	846	7.89	253,547	10,446	4.12
Investment securities – AFS (taxable)	12,221,081	224,543	1.84	11,345,365	191,337	1.69	10,105,217	185,323	1.83
Total investment securities – AFS	12,224,405	224,807	1.84	11,356,093	192,183	1.69	10,358,764	195,769	1.89
Investment securities – HTM (tax exempt) (3)	957,310	34,726	3.63	1,062,391	34,535	3.25	1,128,080	35,352	3.13
Investment securities – HTM (taxable)	163,162	4,402	2.70	194,296	4,408	2.27	230,933	4,433	1.92
Total investment securities - HTM	1,120,472	39,128	3.49	1,256,687	38,943	3.10	1,359,013	39,785	2.93
Trading account securities (3)	1,718,014	27,358	1.59	3,714,155	53,816	1.45	3,784,410	50,936	1.35
Other (4) (5)	2,375,691	40,277	1.70	3,508,368	20,939	0.60	3,330,793	5,622	0.17
Total earning assets	77,858,293	2,853,183	3.66	81,341,238	2,608,898	3.21	79,009,667	2,513,205	3.18
Noninterest earning assets:
Cash and due from banks	918,995			964,281			974,956
Allowance for loan losses	(840,359)			(834,310)			(714,157)
Net unrealized gain (loss) on investment securities available for sale	(113,230)			(5,749)			33,207
Other noninterest earning assets	9,534,599			9,598,900			9,085,506
Total assets	$87,358,298			$91,064,360			$88,389,179
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,858,504	27,206	0.35	$7,042,165	16,639	0.24	$7,218,956	12,011	0.17
Savings and money market accounts	24,924,647	107,106	0.43	25,747,220	99,567	0.39	24,155,771	94,336	0.39
Certificates and other time deposits	12,804,395	165,005	1.29	14,454,532	188,209	1.30	12,989,759	167,809	1.29
Foreign office deposits	—	—	—	104,039	210	0.20	158,202	322	0.20
Total interest bearing deposits	45,587,546	299,317	0.66	47,347,956	304,625	0.64	44,522,688	274,478	0.62
FHLB and other borrowings	3,973,465	93,814	2.36	4,226,225	82,744	1.96	5,701,974	89,988	1.58
Federal funds purchased and securities sold under agreements to repurchase (5)	58,624	16,926	28.87	451,980	21,165	4.68	807,677	8,390	1.04
Other short-term borrowings	1,703,738	26,424	1.55	3,778,752	54,244	1.44	4,006,716	52,442	1.31
Total interest bearing liabilities	51,323,373	436,481	0.85	55,804,913	462,778	0.83	55,039,055	425,298	0.77
Noninterest bearing deposits	21,039,822			20,556,608			19,016,212
Other noninterest bearing liabilities	1,959,306			1,884,267			1,965,046
Total liabilities	74,322,501			78,245,788			76,020,313
Shareholder’s equity	13,035,797			12,818,572			12,368,866
Total liabilities and shareholder’s equity	$87,358,298			$91,064,360			$88,389,179
Net interest income/net interest spread		$2,416,702	2.81%		$2,146,120	2.38%		$2,087,907	2.41%
Net interest margin			3.10%			2.64%			2.64%
Taxable equivalent adjustment		86,535			78,439			74,930
Net interest income		$2,330,167			$2,067,681			$2,012,977

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, interest bearing deposits with the Federal Reserve and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 15, Securities Financing Activities.

Table 4 Volume and Yield/ Rate Variances (1)

	2017 compared to 2016			2016 compared to 2015
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Total loans	$(41,294)	$259,890	$218,596	$49,491	$32,433	$81,924
Total investment securities available for sale	15,292	17,332	32,624	17,903	(21,489)	(3,586)
Total investment securities held to maturity	(4,468)	4,653	185	(3,094)	2,252	(842)
Trading account securities	(31,341)	4,883	(26,458)	(960)	3,840	2,880
Other (2)	(8,617)	27,955	19,338	316	15,001	15,317
Total earning assets	$(70,428)	$314,713	$244,285	$63,656	$32,037	$95,693

Interest expense on:
Interest bearing demand deposits	$2,108	$8,459	$10,567	$(301)	$4,929	$4,628
Savings and money market accounts	(3,260)	10,799	7,539	6,162	(931)	5,231
Certificates and other time deposits	(21,283)	(1,921)	(23,204)	19,062	1,338	20,400
Foreign office deposits	(210)	—	(210)	(109)	(3)	(112)
Total interest bearing deposits	(22,645)	17,337	(5,308)	24,814	5,333	30,147
FHLB and other borrowings	(5,178)	16,248	11,070	(26,194)	18,950	(7,244)
Federal funds purchased and securities sold under agreements to repurchase	(32,139)	27,900	(4,239)	(5,141)	17,916	12,775
Other short-term borrowings	(31,876)	4,056	(27,820)	(3,091)	4,893	1,802
Total interest bearing liabilities	(91,838)	65,541	(26,297)	(9,612)	47,092	37,480
Increase (decrease) in net interest income	$21,410	$249,172	$270,582	$73,268	$(15,055)	$58,213

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
2017 compared to 2016
Provision for loan losses was $287.7 million for 2017 compared to $302.6 million of provision for loan losses for 2016. The decrease in provision for loan losses for 2017 was due in part to a reduction in provision expense associated with improvements in the overall level of energy loans rated special mention or lower, including loans classified as nonaccrual, during 2017, when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during 2016. Offsetting this decrease was the impact of $45 million in additional allowance for loan losses related to the impact of Hurricanes Harvey and Irma on the loan portfolio during 2017.
The Company recorded net charge-offs of $283.2 million during 2017 compared to $227.0 million during 2016. Net charge-offs were 0.47% (or 0.39% excluding net charge-offs on energy loans) of average loans for 2017 compared to 0.37% (or 0.31% excluding net charge-offs on energy loans) of average loans for 2016.
2016 compared to 2015
Provision for loan losses was $302.6 million for 2016 compared to $193.6 million of provision for loan losses for 2015. Provision for loan losses for 2016 was impacted by a decline in credit quality indicators driven by downgrades during 2016 in the commercial loan portfolio, primarily related to energy loans as well as an increase in charge-offs related to energy loans and consumer direct and indirect loans during 2016. The Company recorded net charge-offs of $227.0 million during 2016 compared to $116.0 million during 2015. Net charge-offs were 0.37% (or 0.31% excluding net charge-offs on energy loans) of average loans for 2016 compared to 0.19% (or 0.20% excluding net charge-offs on energy loans) of average loans for 2015.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 5 Noninterest Income

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Service charges on deposit accounts	$222,110	$214,294	$216,248
Card and merchant processing fees	128,129	123,668	112,818
Retail investment sales	109,214	102,982	101,614
Investment banking and advisory fees	103,701	107,116	105,235
Money transfer income	101,509	104,592	93,437
Asset management fees	40,465	34,875	33,194
Corporate and correspondent investment sales	38,052	24,689	30,000
Mortgage banking income	14,356	21,496	27,258
Bank owned life insurance	17,108	17,243	18,662
Investment securities gains, net	3,033	30,037	81,656
Other	268,298	274,982	259,252
Total noninterest income	$1,045,975	$1,055,974	$1,079,374
2017 compared to 2016
Noninterest income was $1.0 billion for 2017, a slight decrease of $10.0 million compared to $1.1 billion reported in 2016. The decrease in total noninterest income was driven by decreases in mortgage banking income, investment securities gains and other noninterest income which were partially offset by increases in retail investment sales, asset management fees, and corporate and correspondent investment sales.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts were $222.1 million in 2017, compared to $214.3 million in 2016.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $128.1 million in 2017, an increase of $4.5 million compared to 2016.
Retail investment sales income is comprised of mutual fund and annuity sales income and insurance sales fees. Income from retail investment sales increased to $109.2 million in 2017, compared to $103.0 million in 2016 due to an increase of $12.6 million in income associated with securities products offset by a decrease of $7.2 million in fixed annuity income. Improved market conditions caused a shift in demand from insurance products such as fixed annuities towards securities products, such as variable annuities and mutual funds resulting in the overall increase.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees decreased to $103.7 million in 2017 compared to $107.1 million in 2016. The decrease was driven primarily by a $10.0 million decrease in structuring fees and a $5.8 million decrease in fixed income brokerage commission, partially offset by an increase of $12.8 million in fees attributable to an increase in the volume of underwriting in 2017 compared to 2016.

Money transfer income represents income from the Parent's wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Income from money transfer services decreased to $101.5 million in 2017 compared to $104.6 million in 2016.
Asset management fees are fees generated from money management transactions executed with the Company through trusts, higher net worth customers and other long-term clients. Asset management fees increased to $40.5 million in 2017, compared to $34.9 million in 2016 due primarily to an increase in assets under management compared to the same period in 2016.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $38.1 million in 2017 from $24.7 million in 2016. The primary drivers of the increase include a $6.5 million increase in foreign exchange income, a $4.5 million increase in interest rate contract income and a $2.3 million increase in bond trading.
Mortgage banking income for 2017 was $14.4 million compared to $21.5 million in 2016. Mortgage banking income in 2017 included $25.0 million of origination fees and gains on sales of mortgage loans partially offset by losses of $10.2 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2016 included $25.3 million of origination fees and gains on sales of mortgage loans and losses of $3.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income in 2017 compared to 2016 was primarily driven by relatively flat rates during 2017 as compared to 2016 which negatively impacted the valuation of mortgage loans held for sale, mortgage related derivatives and MSRs. In addition, mortgage production volume decreased slightly during 2017 compared to 2016.

BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI was $17.1 million in 2017 compared to $17.2 million in 2016.
Investment securities gains, net decreased to $3.0 million in 2017 compared to $30.0 million in 2016. See “—Investment Securities” for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, investment services and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For 2017, other income decreased by $6.7 million due in part to a $17.7 million residual value write down related to a commercial lease and a $16.1 million gain recognized during 2016 from the sale of loans not initially originated for sale in the secondary market. Partially offsetting the decreases were a $9.3 million gain on the sale of merchant relationships, $10.9 million in fair value adjustments related to the SBIC investments, and a $1.8 million gain on the termination of the FDIC loss share agreement.
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
Mortgage banking income for the year ended December 31, 2016 was $21.5 million compared to $27.3 million in 2015. Mortgage banking income in 2016 included $25.3 million of origination fees and gains on sales of mortgage loans partially offset by losses of $3.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2015 included $35.5 million of origination fees and gains on sales of mortgage loans and losses of $7.0 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income in 2016 compared to 2015 was primarily driven by decreased mortgage production volume during 2016 compared to 2015.
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
Noninterest Expense
The following table presents the components of noninterest expense.
Table 6 Noninterest Expense

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Salaries, benefits and commissions	$1,131,971	$1,119,676	$1,081,475
Professional services	263,490	242,206	218,584
Equipment	247,891	242,273	232,050
Net occupancy	166,693	160,997	161,035
Money transfer expense	65,790	67,474	60,350
FDIC insurance	64,890	80,070	64,072
Marketing	52,220	50,549	41,778
Communications	20,554	21,046	22,527
Amortization of intangibles	10,099	16,373	39,208
FDIC indemnification expense	22	3,984	55,129
Goodwill impairment	—	59,901	17,000
Total securities impairment	242	130	1,660
Other	287,725	238,843	219,985
Total noninterest expense	$2,311,587	$2,303,522	$2,214,853

2017 compared to 2016
Noninterest expense was $2.3 billion for both 2017 and 2016, a slight increase of $8.1 million compared to 2016. The increase in noninterest expense was primarily attributable to increases in professional services and other noninterest expense which were partially offset by decreases in FDIC insurance, amortization of intangibles, FDIC indemnification expense, and goodwill impairment.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.1 billion in 2017, an increase of $12.3 million when compared to 2016.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $21.3 million in 2017 to $263.5 million compared to 2016 due to an increase of approximately $11.6 million of contractor services, approximately $8.6 million increase related to outsourcing and consulting, and an increase of approximately $5.0 million related to debit card fees which is driven by transaction volume. Partially offsetting the increases was credit card processing which decreased by approximately $11.7 million, primarily due to the completed migration of Simple's customer platform which occurred during 2016.
Money transfer expense represents expense from the Parent's wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer expense decreased to $65.8 million in 2017 compared to $67.5 million in 2016.
FDIC insurance was $64.9 million in 2017 compared to $80.1 million in 2016. The decrease in FDIC insurance was due to reductions in higher risk concentrations, improvements in credit quality and improvements in the balance sheet liquidity ratio.
Amortization of intangibles decreased by $6.3 million to $10.1 million in 2017 due to the lower level of intangible assets in 2017 compared to 2016.
FDIC indemnification expense, which represents the amortization of changes in the FDIC indemnification asset stemming from changes in credit expectations of covered loans, was $22 thousand in 2017 compared to $4.0 million in 2016. On July, 12, 2017, the Company terminated the loss share agreement with the FDIC ahead of the contractual maturity. Under the terms of the agreement, the Company made a net payment of $132 million to the FDIC in July as consideration for early termination of the shared-loss agreement and settlement of the FDIC indemnification liability. Refer to Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional discussion.
There was no goodwill impairment in 2017 compared to $59.9 million of goodwill impairment related to the Simple reporting unit in 2016. Refer to "—Goodwill" and Note 8, Goodwill in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO as well as other OREO associated expenses. Other noninterest expense increased in 2017 to $287.7 million compared to $238.8 million in 2016. The increase was due in part to a $15.2 million increase in provision for unfunded commitments and letters of credit and a $6.6 million increase in legal reserves. See Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional discussion.
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
Marketing expense increased by $8.8 million to $50.5 million in 2016 due primarily to BBVA's sponsorship of the NBA and an increase in Internet-based marketing related to Simple.
Amortization of intangibles decreased by $22.8 million to $16.4 million in 2016 due to the lower level of intangible assets in 2016 compared to 2015.
FDIC indemnification expense was $4.0 million in 2016 compared to $55.1 million in 2015. The decrease in 2016 was driven by the continued runoff of the covered loan portfolio.
Goodwill impairment related to the Simple reporting unit was $59.9 million in 2016 compared to $17.0 million in 2015. Refer to "—Goodwill" and Note 8, Goodwill in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense increased in 2016 to $238.8 million compared to $220.0 million in 2015. The increase was primarily related to the civil money penalty imposed by the FRB on BSI in December 2016. See Note 16, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional discussion.
Income Tax Expense
The Company’s income tax expense totaled $316.1 million, $146.0 million and $176.5 million for 2017, 2016, and 2015, respectively. The effective tax rate was 40.7%, 28.2%, and 25.8% for 2017, 2016 and 2015, respectively.
The increase in the effective tax rate for 2017 compared to 2016 was primarily driven by a $121.2 million charge associated with the revaluation of the Company's net deferred income tax assets due to the enactment of the Tax Cuts and Jobs Act in December 2017.
The increase in the effective tax rate in 2016 compared to 2015 was primarily driven by the goodwill impairment recognized in 2016.
Refer to Note 19, Income Taxes, in the Notes to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.
Business Segment Results
The Company reports on four business segments: Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury. Additional detailed financial information on each business segment is included in Note 22, Segment Information, in the Notes to the Consolidated Financial Statements. Results of the Company’s business segments are based on the Company’s lines of business and internal management accounting policies that have been developed to reflect the underlying economics of the business. The structure and accounting practices are specific to the Company; therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions.
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2016 and 2015 segment information has been revised to conform to the 2017 presentation.
Net income by business segment is summarized in the following table:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Commercial Banking and Wealth	$403,200	$384,176	$355,304
Retail Banking	44,218	76,823	69,997
Corporate and Investment Banking	128,553	69,895	79,063
Treasury	9,039	12,269	62,102
Corporate Support and Other	(124,224)	(171,640)	(59,108)
Net income	$460,786	$371,523	$507,358

Commercial Banking and Wealth
The following table contains selected financial data for the Commercial Banking and Wealth segment:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Net interest income	$1,114,619	$1,140,639	$1,025,130
Allocated provision for loan losses	70,748	124,054	88,882
Noninterest income	209,261	204,387	204,956
Noninterest expense	632,824	629,931	594,582
Net income before income tax expense	620,308	591,041	546,622
Income tax expense	217,108	206,865	191,318
Net income	$403,200	$384,176	$355,304

Comparison of 2017 with 2016
Net income was $403.2 million for 2017, an increase of $19.0 million compared to net income of $384.2 million for 2016 primarily driven by a decrease in allocated provision for loan losses offset in part by a decrease in net interest income.
Net interest income in 2017 decreased $26.0 million compared to the prior year as a result of decreases in spreads on earnings assets as well as deposits and borrowed funds.

Allocated provision for loan losses decreased $53.3 million from 2016 to 2017 primarily driven by improvements in credit quality within this business segment.
Comparison of 2016 with 2015
Net income was $384.2 million for 2016, an increase of $28.9 million compared to net income of $355.3 for 2015 primarily driven by an increase in net interest income offset by increases in the allocated provision for loan losses and noninterest expense.
Net interest income in 2016 increased $115.5 million compared to the prior year as a result of an increase in the spread on earning assets due to higher yields on loans driven primarily by the origination of higher yielding loans as well as the impact of the higher benchmark interest rates, as well as lower funding spreads on deposits.
Allocated provision for loan losses increased $35.2 million from 2015 to 2016 primarily driven by an increase in charge-offs.
Noninterest income for 2016 of $204.4 million in 2016 remained flat compared to the prior year.
Noninterest expense increased to $629.9 million in 2016 compared to $594.6 million in 2015 driven primarily by increases in allocated expenses and FDIC insurance.
Retail Banking
The following table contains selected financial data for the Retail Banking segment:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Net interest income	$947,687	$905,460	$828,335
Allocated provision for loan losses	171,949	96,428	46,636
Noninterest income	457,216	457,975	469,430
Noninterest expense	1,164,927	1,148,818	1,143,441
Net income before income tax expense	68,027	118,189	107,688
Income tax expense	23,809	41,366	37,691
Net income	$44,218	$76,823	$69,997
Comparison of 2017 with 2016
Net income was $44.2 million for 2017, a decrease of $32.6 million compared to net income of $76.8 million for 2016 primarily due to higher levels of allocated provision for loan losses and noninterest expense offset in part by an increase in net interest income.
Net interest income in 2017 increased $42.2 million compared to the prior year as a result of an increase in funding incentive credits allocated to the segments offset by a decrease in the spread on deposits and borrowed funds.
Allocated provision for loan losses increased $75.5 million from 2016 to 2017 primarily driven by an increase in loans as well as an increase in consumer charge-offs. Allocated provision for loan losses was also impacted by the additional allowance for loan losses related to Hurricanes Harvey and Irma.
Noninterest expense increased $16.1 million to $1.2 billion in 2017 compared to $1.1 billion in 2016 driven primarily by an increase in allocated expenses of $13.7 million.

Comparison of 2016 with 2015
Net income was $76.8 million for 2016, an increase of $6.8 million compared to net income of $70.0 million for 2015 primarily driven by an increase in net interest income offset by an increase in the allocated provision for loan losses and a decrease in noninterest income.
Net interest income in 2016 increased $77.1 million compared to the prior year as a result of an increase in the spread on deposits and borrowed funds.
Allocated provision for loan losses increased $49.8 million from 2015 to 2016 primarily driven by an increase in charge-offs.
Noninterest income decreased $11.5 million to $458.0 million in 2016 compared to $469.4 million in 2015 due primarily to an $11.7 million decrease in fee income.
Corporate and Investment Banking
The following table contains selected financial data for the Corporate and Investment Banking segment:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Net interest income	$158,000	$158,347	$173,840
Allocated provision for loan losses	6,906	56,963	58,337
Noninterest income	195,434	187,782	165,656
Noninterest expense	148,754	181,635	159,524
Net income before income tax expense	197,774	107,531	121,635
Income tax expense	69,221	37,636	42,572
Net income	$128,553	$69,895	$79,063
Comparison of 2017 with 2016
Net income was $128.6 million for 2017, compared to net income of $69.9 million for 2016. The increase in net income of $58.7 million was primarily driven by decreases in allocated provision for loan losses and noninterest expense as well as an increase in noninterest income.
Allocated provision for loan losses decreased $50.1 million from 2016 due in part to improvements in credit quality primarily related to energy loans.
Noninterest income increased $7.7 million from 2016 to 2017 due to a $3.1 million increase in shared revenue and incentive credits as well as a $4.5 million increase in fee income.
Noninterest expense decreased $32.9 million from the prior year primarily related to the civil money penalty imposed by the FRB on BSI that was reflected in the 2016 financial data.
Comparison of 2016 with 2015
Net income was $69.9 million for 2016, compared to net income of $79.1 million for 2015. The decrease in net income of $9.2 million was primarily driven by a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income.
Net interest income of $158.3 million in 2016 decreased from $173.8 million in 2015 as a result of a decrease in net spread income driven by a decrease in average earning assets, due in part to lower average loan balances.
Noninterest income increased $22.1 million from 2015 to 2016 primarily due to a $10.4 million increase in shared revenue and incentive credits as well as an $11.7 million increase in fee income.

Noninterest expense increased $22.1 million from the prior year primarily related to the civil money penalty imposed by the FRB on BSI in December 2016.
Treasury
The following table contains selected financial data for the Treasury segment:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Net interest income (expense)	$26,753	$(14,257)	$24,221
Allocated provision for loan losses	—	—	—
Noninterest income	12,074	54,228	91,439
Noninterest expense	24,921	21,096	20,119
Net income before income tax expense	13,906	18,875	95,541
Income tax expense	4,867	6,606	33,439
Net income	$9,039	$12,269	$62,102
Comparison of 2017 with 2016
Net income was $9.0 million for 2017, compared to net income of $12.3 million for 2016. The decrease in net income of $3.2 million was primarily driven by a decrease in noninterest income offset by an increase in net interest income.
Net interest income increased $41.0 million compared to the prior year related to an increase in the spread on deposits and borrowed funds of $38.1 million.
Noninterest income in 2017 decreased $42.2 million compared to the prior year due primarily to a decrease in investment securities gains.
Comparison of 2016 with 2015
Net income was $12.3 million for 2016, compared to net income of $62.1 million for 2015. The decrease in net income of $49.8 million was primarily driven by decreases in net interest income and noninterest income.
Net interest income decreased $38.5 million compared to the prior year related to a decrease in the spread on earning assets.
Noninterest income in 2016 decreased $37.2 million compared to the prior year due primarily to a decrease in investment securities gains.

Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
The following table details the composition of the Company’s trading account assets.
Table 7 Trading Account Assets

	December 31,
	2017	2016
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$74,195	$2,820,797
State and political subdivisions securities	557	219
Other debt securities	79	4,120
Interest rate contracts	133,516	290,238
Foreign exchange contracts	12,149	28,367
Other trading assets	—	859
Total trading account assets	$220,496	$3,144,600
Trading account assets decreased $2.9 billion to $220 million at December 31, 2017. The decrease in trading account assets primarily related to a decrease in U.S. Treasury securities held by BSI.
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

The following table reflects the carrying amount of the investment securities portfolio at the end of each of the last three years.
Table 8 Composition of Investment Securities Portfolio

	December 31,
	2017	2016	2015
	(In Thousands)
Investment securities available for sale (at fair value):
Debt securities:
U.S. Treasury and other U.S. government agencies	$4,204,438	$2,374,331	$3,211,492
Agency mortgage-backed securities	2,812,800	3,763,338	4,590,262
Agency collateralized mortgage obligations	5,200,011	5,098,928	2,705,256
States and political subdivisions	2,383	8,641	15,887
Equity securities (1)	464,155	419,817	527,623
Total securities available for sale	$12,683,787	$11,665,055	$11,050,520
Investment securities held to maturity (at amortized cost):
Non-agency collateralized mortgage obligations	$64,140	$83,087	$103,947
Asset-backed securities	9,308	15,118	24,011
States and political subdivisions (2)	911,393	1,040,716	1,128,240
Other	61,252	64,296	66,478
Total securities held to maturity	$1,046,093	$1,203,217	$1,322,676
Total investment securities	$13,729,880	$12,868,272	$12,373,196

(1)	Includes $450 million, $403 million and $503 million at December 31, 2017, 2016 and 2015, respectively, of FHLB and Federal Reserve stock carried at par.

(2)	Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities at origination.
As of December 31, 2017, the securities portfolio included $12.7 billion in available for sale securities and $1.0 billion in held to maturity securities. Approximately 92% of the total securities portfolio was backed by government agencies or government-sponsored entities.
During 2017 and 2016, the Company received proceeds of $210.9 million and $1.8 billion, respectively, related to the sale of U.S. Treasury securities and other U.S. government agency securities classified as available for sale which resulted in net gains of $3.0 million and $30.0 million, respectively.
During 2015, the Company received proceeds of $3.4 billion related to the sale of U.S. Treasury securities and other U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and states and political subdivisions classified as available for sale which resulted in net gains of $81.7 million. Included in these proceeds received were approximately $263 million of state and political subdivisions and $287 million of mortgage-backed securities and collateralized mortgage obligations that the Company sold as part of its liquidity management strategy and due to LCR requirements.
The Company recognized $242 thousand in OTTI charges in 2017 compared to $130 thousand and $1.7 million in 2016 and 2015, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations. Refer to Note 3, Investment Securities Available for Sale and Investment Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.

The maturities and weighted average yields of the investment securities available for sale and the investment securities held to maturity portfolios at December 31, 2017 are presented in the following table. Maturity data is calculated based on the next re-pricing date for securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 35 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Table 9 Investment Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Investment securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$209,458	0.59%	$1,565,281	1.15%	$1,574,081	1.34%	$855,618	1.24%
Agency mortgage-backed securities	5,504	1.24	102,316	1.74	64,319	1.88	2,640,661	1.36
Agency collateralized mortgage obligations	43	3.67	3,551	2.24	64,862	1.70	5,131,555	1.34
States and political subdivisions	1,278	6.96	—	—	1,105	3.87	—	—
Equity securities (1)	—	—	—	—	—	—	464,155	1.71
Total	$216,283		$1,671,148		$1,704,367		$9,091,989

Investment securities held to maturity (at amortized cost):
Non-agency collateralized mortgage obligations	$90	3.61%	$1,758	7.40%	$—	—%	$62,292	3.07%
Asset-backed securities	—	—	—	—	17	2.14	9,291	1.79
States and political subdivisions	102,858	1.59	190,487	2.54	214,188	2.50	403,860	2.69
Other	—	—	—	—	—	—	61,252	1.42
Total	$102,948		$192,245		$214,205		$536,695
Total securities	$319,231		$1,863,393		$1,918,572		$9,628,684

(1)	Equity securities are included in the maturing after ten years category.
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
The Company also had a portfolio of covered loans that were acquired in the 2009 FDIC-assisted acquisition of certain assets and liabilities of Guaranty Bank. Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. In July 2017, the Company terminated the single family residential loss share agreement with the FDIC ahead of the contractual maturity.

The Loan Portfolio table presents the classifications by major category at December 31, 2017, and for each of the preceding four years.
Table 10 Loan Portfolio

	December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,749,949	$25,122,002	$26,022,374	$23,828,537	$20,209,209
Real estate – construction	2,273,539	2,125,316	2,354,253	2,154,652	1,736,348
Commercial real estate – mortgage	11,724,158	11,210,660	10,453,280	9,877,206	9,106,329
Total commercial loans	$39,747,646	$38,457,978	$38,829,907	$35,860,395	$31,051,886
Consumer loans:
Residential real estate – mortgage	$13,365,747	$13,259,994	$13,993,285	$13,922,656	$12,706,879
Equity lines of credit	2,653,105	2,543,778	2,419,815	2,304,784	2,236,367
Equity loans	363,264	445,709	580,804	634,968	644,068
Credit card	639,517	604,881	627,359	630,456	660,073
Consumer direct	1,690,383	1,254,641	936,871	652,927	516,572
Consumer indirect	3,164,106	3,134,948	3,495,082	2,870,408	2,116,981
Total consumer loans	$21,876,122	$21,243,951	$22,053,216	$21,016,199	$18,880,940
Covered loans	—	359,334	440,961	495,190	734,190
Total loans	$61,623,768	$60,061,263	$61,324,084	$57,371,784	$50,667,016
Loans held for sale	67,110	161,849	70,582	154,816	147,109
Total loans and loans held for sale	$61,690,878	$60,223,112	$61,394,666	$57,526,600	$50,814,125
Loans and loans held for sale, net of unearned income, totaled $61.7 billion at December 31, 2017, an increase of $1.5 billion from December 31, 2016. The increase in total loans was primarily driven by $1.3 billion increase in commercial loans.
See Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional discussion.
The Selected Loan Maturity and Interest Rate Sensitivity table presents maturities of certain loan classifications at December 31, 2017, and an analysis of the rate structure for such loans with maturities greater than one year.
Table 11 Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$5,692,235	$17,140,165	$2,917,549	$25,749,949	$4,749,958	$15,307,756
Real estate - construction	1,018,192	1,049,014	206,333	2,273,539	47,106	1,208,241
	$6,710,427	$18,189,179	$3,123,882	$28,023,488	$4,797,064	$16,515,997
Scheduled repayments in the preceding table are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.

Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $749 million at December 31, 2017 compared to $1.0 billion at December 31, 2016. The decrease in nonperforming assets was primarily due to a $262 million decrease in nonaccrual loans driven by a $236 million decrease in energy nonaccrual loans. At December 31, 2017, energy nonaccrual loans were $150 million compared to $387 million at December 31, 2016. Excluding energy nonperforming loans, nonperforming assets totaled $598 million at December 31, 2017 compared to $625 million at December 31, 2016. As a percentage of total loans and loans held for sale and other real estate owned, nonperforming assets were 1.21% (or 1.02% excluding energy nonperforming loans) at December 31, 2017 compared with 1.68% (or 1.10% excluding energy nonperforming loans) at December 31, 2016.
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

Table 12 Potential Problem Loans

	December 31,
	2017	2016
	(In Thousands)
Commercial, financial and agricultural	$456,953	$630,760
Real estate – construction	232	5,578
Commercial real estate – mortgage	90,313	57,108
	$547,498	$693,446

The following table summarizes asset quality information for the past five years.
Table 13 Asset Quality

	December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$310,059	$596,454	$161,591	$61,157	$128,231
Real estate – construction	5,381	1,239	5,908	7,964	14,183
Commercial real estate – mortgage	111,982	71,921	69,953	89,736	129,672
Residential real estate – mortgage	173,843	140,303	113,234	108,357	102,904
Equity lines of credit	34,021	33,453	35,023	32,874	31,431
Equity loans	11,559	13,635	15,614	19,029	20,447
Credit card	—	—	—	—	—
Consumer direct	2,425	789	561	799	540
Consumer indirect	9,595	5,926	5,027	2,624	1,523
Covered	—	730	134	114	5,428
Total nonaccrual loans	658,865	864,450	407,045	322,654	434,359
Nonaccrual loans held for sale	—	56,592	—	—	7,359
Total nonaccrual loans and loans held for sale	$658,865	$921,042	$407,045	$322,654	$441,718
Accruing TDRs: (1)
Commercial, financial and agricultural	$1,213	$8,726	$9,402	$10,127	$25,548
Real estate – construction	101	2,393	2,247	2,112	3,801
Commercial real estate – mortgage	4,155	4,860	33,904	39,841	59,727
Residential real estate – mortgage	64,898	59,893	67,343	69,408	74,236
Equity lines of credit	237	—	—	—	—
Equity loans	30,105	34,746	37,108	41,197	42,850
Credit card	—	—	—	—	—
Consumer direct	534	704	908	298	91
Consumer indirect	—	—	—	—	—
Covered	—	—	—	—	3,455
Total TDRs	101,243	111,322	150,912	162,983	209,708
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$101,243	$111,322	$150,912	$162,983	$209,708
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$18,136	$2,891	$3,567	$1,610	$2,212
Real estate – construction	1,560	2,007	421	477	240
Commercial real estate – mortgage	927	—	2,237	628	797
Residential real estate – mortgage	8,572	3,356	1,961	2,598	2,460
Equity lines of credit	2,259	2,950	2,883	2,679	5,109
Equity loans	995	467	704	997	1,167
Credit card	11,929	10,954	9,718	9,441	10,277
Consumer direct	6,712	4,482	3,537	2,296	2,402
Consumer indirect	7,288	7,197	5,629	2,771	1,540
Covered	—	27,238	37,972	47,957	56,610
Total loans 90 days past due and accruing	58,378	61,542	68,629	71,454	82,814
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$58,378	$61,542	$68,629	$71,454	$82,814
Other real estate owned	$17,278	$21,112	$20,862	$20,600	$23,228
Other repossessed assets	$13,473	$7,587	$8,774	$3,920	$3,360

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following table.
Table 14 Nonperforming Assets

	December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Nonaccrual loans	$658,865	$921,042	$407,045	$322,654	$441,718
Loans 90 days or more past due and accruing (1)	58,378	61,542	68,629	71,454	82,814
TDRs 90 days or more past due and accruing	751	589	874	1,722	1,317
Nonperforming loans	717,994	983,173	476,548	395,830	525,849
OREO	17,278	21,112	20,862	20,600	23,228
Other repossessed assets	13,473	7,587	8,774	3,920	3,360
Total nonperforming assets	$748,745	$1,011,872	$506,184	$420,350	$552,437

(1)	Excludes loans classified as TDRs
Table 15 Asset Quality Ratios

	December 31,
	2017	2016	2015	2014	2013
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale (1)	1.16%	1.63%	0.78%	0.69%	1.03%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.21%	1.68%	0.82%	0.73%	1.09%
Allowance for loan losses as a percentage of loans	1.37%	1.40%	1.24%	1.19%	1.38%
Allowance for loan losses as a percentage of nonperforming loans (3)	117.38%	90.47%	160.04%	173.06%	135.15%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 17 Rollforward of Nonaccrual Loans

	Years Ended December 31,
	2017	2016
	(In Thousands)
Balance at beginning of year	$920,312	$406,911
Additions	664,005	1,447,176
Returns to accrual	(82,691)	(183,974)
Loan sales	(103,997)	(150,412)
Payments and paydowns	(395,941)	(289,891)
Transfers to other real estate owned	(27,844)	(19,895)
Charge-offs	(314,979)	(289,603)
Balance at end of year	$658,865	$920,312
Generally when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2017, nonaccrual loans and loans held for sale, excluding covered loans, totaled $659 million. During the year ended December 31, 2017, $8.4 million of interest income was recognized on loans and loans held for sale classified as nonaccrual as of December 31, 2017. Under the original terms of the loans, interest income would have been approximately $35.2 million for loans and loans held for sale classified as nonaccrual as of December 31, 2017.
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 18 Rollforward of TDR Activity

	Years Ended December 31,
	2017	2016
	(In Thousands)
Balance at beginning of year	$213,868	$227,817
New TDRs	252,761	70,136
Payments/Payoffs	(167,431)	(80,712)
Charge-offs	(5,305)	(2,319)
Loan sales	(7,381)	—
Transfer to OREO	(906)	(1,054)
Balance at end of year	$285,606	$213,868
The Company’s aggregate recorded investment in impaired loans modified through TDRs excluding covered loans increased to $286 million at December 31, 2017 from $214 million at December 31, 2016. The increase in TDRs was primarily attributable to an increase in commercial, financial and agricultural TDRs. Included in these amounts are $101 million at December 31, 2017 and $111 million at December 31, 2016 of accruing TDRs, excluding covered loans. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 4, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $843 million at December 31, 2017, from $838 million at December 31, 2016. The ratio of the allowance for loan losses to total loans was 1.37% at December 31, 2017 compared 1.40% at December 31, 2016. Nonperforming loans decreased to $718 million at December 31, 2017 from $983 million at December 31, 2016. The allowance attributable to individually impaired loans was $104 million at December 31, 2017 compared to $138 million at December 31, 2016. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loans.
Net charge-offs were 0.47% of average loans for 2017 compared to 0.37% of average loans for 2016. The increase in net charge-offs during 2017 as compared to the corresponding period in 2016 was driven in part by a $14.3 million increase in commercial, financial and agricultural net charge-offs as well as a $24.7 million increase in consumer direct net charge-offs and a $7.5 million increase in consumer indirect net charge-offs. Commercial, financial and agricultural net charge-offs included $57.2 million of net charge-offs related to energy loans for 2017 compared to $50.7 million of net charge-offs related to energy loans for 2016.
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
Table 19 Allocation of Allowance for Loan Losses

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$420,635	41.8%	$458,580	41.8%	$402,113	42.4%	$299,482	41.5%	$292,327	39.9%
Real estate – construction	38,126	3.7	38,990	3.5	46,709	3.9	48,648	3.8	33,218	3.4
Commercial real estate – mortgage	80,007	19.0	77,947	18.7	75,359	17.0	89,585	17.2	125,742	18.0
Residential real estate – mortgage	56,151	21.7	60,021	22.1	64,029	22.8	69,716	24.3	71,321	25.1
Equity lines of credit	43,827	4.3	48,389	4.3	53,027	4.0	66,151	4.0	62,258	4.4
Equity loans	9,878	0.6	11,074	0.7	15,048	1.0	18,760	1.1	21,996	1.3
Credit card	40,765	1.0	39,361	1.0	39,682	1.0	42,523	1.1	46,395	1.3
Consumer direct	82,222	2.8	44,745	2.1	21,599	1.5	16,139	1.1	14,250	1.0
Consumer indirect	71,149	5.1	59,186	5.2	43,667	5.7	31,229	5.0	30,258	4.2
Total, excluding covered loans	842,760	100.0	838,293	99.4	761,233	99.3	682,233	99.1	697,765	98.6
Covered loans	—	—	—	0.6	1,440	0.7	2,808	0.9	2,954	1.4
Total	$842,760	100.0%	$838,293	100.0%	$762,673	100.0%	$685,041	100.0%	$700,719	100.0%

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 20 Summary of Loan Loss Experience

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Average loans outstanding during the year	$60,365,691	$61,425,876	$60,070,527	$54,308,414	$47,810,838
Allowance for loan losses, beginning of year	$838,293	$762,673	$685,041	$700,719	$802,853
Charge-offs:
Commercial, financial and agricultural	106,570	84,218	25,831	31,627	47,751
Real estate – construction	82	505	204	2,882	8,403
Commercial real estate – mortgage	9,901	4,361	3,678	12,088	35,011
Residential real estate – mortgage	10,433	8,787	10,648	21,161	73,551
Equity lines of credit	7,305	8,625	12,231	20,101	31,705
Equity loans	3,549	2,534	3,751	7,487	13,167
Credit card	44,073	37,349	32,230	36,129	32,534
Consumer direct	78,846	52,026	28,286	22,960	21,844
Consumer indirect	98,293	91,198	54,597	29,363	18,198
Covered	—	1,484	2,228	2,466	6,708
Total charge-offs	359,052	291,087	173,684	186,264	288,872
Recoveries:
Commercial, financial and agricultural	19,097	11,039	12,190	19,796	20,050
Real estate – construction	1,080	2,490	4,585	5,243	11,442
Commercial real estate – mortgage	3,904	2,747	1,107	2,576	7,333
Residential real estate – mortgage	5,827	5,751	7,264	6,003	6,750
Equity lines of credit	4,294	4,314	3,211	4,710	4,205
Equity loans	2,412	1,417	3,343	2,126	2,092
Credit card	3,938	2,892	2,880	2,814	2,650
Consumer direct	7,297	5,164	6,177	5,709	6,137
Consumer indirect	27,946	28,303	16,918	10,075	10,045
Covered	31	1	3	5,233	8,488
Total recoveries	75,826	64,118	57,678	64,285	79,192
Net charge-offs	283,226	226,969	116,006	121,979	209,680
Total provision for loan losses	287,693	302,589	193,638	106,301	107,546
Allowance for loan losses, end of year	$842,760	$838,293	$762,673	$685,041	$700,719
Net charge-offs to average loans	0.47%	0.37%	0.19%	0.22%	0.44%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2017 and 2016.
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
The commercial, financial and agricultural portfolio segment totaled $25.7 billion at December 31, 2017, compared to $25.1 billion at December 31, 2016. This segment consists primarily of large national and international companies and small to mid-sized companies. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
The following table provides details related to the commercial, financial, and agricultural segment.
Table 21 Commercial, Financial and Agricultural

	December 31,
	2017				2016 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$543,917	$512	$—	$—	$579,864	$40	$—	$57
Basic Materials	622,869	53	—	—	740,247	12,388	—	—
Capital Goods & Industrial Services	2,833,429	12,889	143	2,626	2,580,976	645	174	—
Construction & Infrastructure	618,795	16,145	6	—	550,282	33,992	29	—
Consumer & Healthcare	3,512,885	41,594	886	—	3,169,897	3,363	374	56
Energy	2,791,942	150,448	—	—	3,246,189	386,544	—	—
Financial Services	1,110,420	29	—	—	1,234,469	115	—	—
General Corporates	1,558,631	3,260	23	14,975	2,145,350	80,606	54	2,684
Institutions	3,187,330	1,913	—	—	2,368,603	1,650	7,868	74
Leisure	2,440,319	3,030	107	—	2,013,522	8,458	170	—
Real Estate	944,538	—	—	—	1,045,810	—	—	—
Retailers	2,623,670	6,424	—	535	2,407,291	30,460	—	—
Telecoms, Technology & Media	1,499,897	3,317	48	—	1,521,981	2,234	53	20
Transportation	856,438	50,587	—	—	792,672	11,384	—	—
Utilities	604,869	19,858	—	—	724,849	24,575	4	—
Total Commercial, Financial and Agricultural	$25,749,949	$310,059	$1,213	$18,136	$25,122,002	$596,454	$8,726	$2,891
(1) December 31, 2016 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the second quarter of 2017.

The Company has been closely monitoring its energy sector lending portfolio which was negatively impacted by the lower levels of oil prices which began in mid-2014. Total energy exposure was $7.6 billion and $8.1 billion at December 31, 2017 and 2016. As shown in Table 22, the Company's energy sector loan balances at December 31, 2017 were approximately $2.8 billion and represented 4.5% of the Company's total loan portfolio compared to $3.2 billion and 5.4% of the Company's total loans as of December 31, 2016. This amount is comprised of loans directly related to energy, including exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support as detailed in the following table.
Table 22 Energy Portfolio

	December 31,
	2017			2016
	Recorded Investment	Total Commitment	Nonaccrual	Recorded Investment	Total Commitment	Nonaccrual
	(In Thousands)
Exploration and production	$1,409,376	3,836,638	$147,960	$1,654,565	$4,182,861	$308,096
Midstream	973,087	3,005,131	—	1,199,844	3,230,513	11,298
Drilling oil and support services	178,338	370,153	2,328	263,770	467,908	66,811
Refineries and terminals	231,141	363,577	160	128,010	262,618	339
Total energy portfolio	$2,791,942	$7,575,499	$150,448	$3,246,189	$8,143,900	$386,544

	December 31,
	2017		2016
	As a % of Energy Loans	As a % of Total Loans	As a % of Energy Loans	As a % of Total Loans
Exploration and production	50.5%	2.3%	51.1%	2.9%
Midstream	34.8	1.6	37.0	2.0
Drilling oil and support services	6.4	0.3	8.1	0.4
Refineries and terminals	8.3	0.4	3.9	0.2
Total energy portfolio	100.0%	4.5%	100.0%	5.4%
The Company employs a variety of risk management strategies, including the use of concentration limits, underwriting standards and continuous monitoring. As of December 31, 2017, the Company has observed a decrease in total energy loans outstanding as well as a decrease in nonaccrual loans, as indicated in Table 22. The decrease in total exposure in the energy portfolio primarily reflects reduced borrowing bases resulting in a reduction in total commitments, while the decrease in recorded investment largely reflects energy customers taking actions to adjust their cash flows and reduce their levels of debt.
The overall level of loans rated special mention or lower, including loans classified as nonaccrual, in the energy portfolio at December 31, 2017 was 19.9%, comprised of 5.1% rated special mention and 14.7% rated substandard or lower. At December 31, 2016 the overall level of loans rated special mention or lower in the energy portfolio was 32.7%, comprised of 8.7% rated special mention and 24.0% rated substandard or lower.
For 2017, charge-offs on energy loans were approximately $57.2 million compared to $50.7 million for 2016. If oil prices resume their decline, this energy-related portfolio may be subject to additional pressure on credit quality metrics including past due, criticized, and nonperforming loans, as well as net charge-offs. Through its ongoing portfolio credit quality assessment, the Company has and will continue to assess the impact to the allowance for loan losses and make adjustments as appropriate. As of December 31, 2017, the Company's allowance for loan losses attributable to the energy portfolio totaled approximately 2.4% of outstanding energy loans.

Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.7 billion at December 31, 2017, compared to $11.2 billion at December 31, 2016, and real estate - construction loans totaled $2.3 billion at December 31, 2017, compared to $2.1 billion at December 31, 2016.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 23 Commercial Real Estate

	December 31,
	2017				2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$390,134	$9,727	$2,370	$261	$493,199	$1,853	$2,513	$—
Arizona	874,975	10,144	—	—	847,908	5,252	—	—
California	1,456,273	—	—	—	1,139,785	4,645	—	—
Colorado	454,649	6,371	—	—	436,640	6,902	—	—
Florida	1,067,876	6,907	101	—	912,874	7,262	134	—
New Mexico	197,515	8,153	127	—	174,911	6,354	132	—
Texas	3,546,972	38,990	656	666	3,576,090	33,043	1,152	—
Other	3,735,764	31,690	901	—	3,629,253	6,610	929	—
	$11,724,158	$111,982	$4,155	$927	$11,210,660	$71,921	$4,860	$—

Table 24 Real Estate – Construction

	December 31,
	2017				2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$52,315	$97	$—	$115	$17,517	$43	$—	$—
Arizona	163,077	—	—	—	94,191	—	—	—
California	260,652	—	—	715	246,094	—	—	—
Colorado	71,736	—	—	—	91,434	—	—	—
Florida	272,460	62	—	—	228,530	2	—	—
New Mexico	7,165	—	52	—	16,487	—	1,163	—
Texas	1,038,219	4,796	49	730	1,024,830	1,066	1,230	2,007
Other	407,915	426	—	—	406,233	128	—	—
	$2,273,539	$5,381	$101	$1,560	$2,125,316	$1,239	$2,393	$2,007
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
Residential real estate - mortgage loans totaled $13.4 billion at December 31, 2017 compared to $13.3 billion at December 31, 2016. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 25 Residential Real Estate - Mortgage

	December 31,
	2017				2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$972,764	$17,766	$12,526	$560	$1,005,975	$16,607	$11,390	$512
Arizona	1,290,388	14,649	9,526	387	1,270,521	11,831	9,901	412
California	3,028,148	13,607	3,574	1,018	2,929,393	16,258	2,164	429
Colorado	1,128,379	18,772	3,216	—	1,111,097	14,165	2,552	—
Florida	1,670,169	38,272	9,636	2,109	1,697,555	28,266	10,636	120
New Mexico	221,425	2,598	1,735	143	216,865	1,955	1,630	—
Texas	4,588,299	51,316	20,037	3,479	4,539,469	34,232	18,850	1,752
Other	466,175	16,863	4,648	876	489,119	16,989	2,770	131
	$13,365,747	$173,843	$64,898	$8,572	$13,259,994	$140,303	$59,893	$3,356

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 26 Residential Real Estate - Mortgage

	December 31,
	2017				2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$709,239	$112,391	$22,201	$4,979	$664,660	$91,262	$14,831	$2,111
621-680	1,225,385	22,815	14,549	2,130	1,279,658	21,507	16,854	825
681 – 720	1,863,614	9,372	14,439	80	1,980,276	6,288	13,921	37
Above 720	8,801,004	5,081	13,385	713	8,548,993	4,327	13,957	193
Unknown	766,505	24,184	324	670	786,407	16,919	330	190
	$13,365,747	$173,843	$64,898	$8,572	$13,259,994	$140,303	$59,893	$3,356
Equity lines of credit and equity loans totaled $3.0 billion at both December 31, 2017 and 2016, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 27 Equity Loans and Lines

	December 31,
	2017				2016
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$539,208	$9,967	$8,878	$1,121	$566,990	$8,380	$11,338	$932
Arizona	375,807	8,005	3,593	191	399,225	8,562	4,396	989
California	359,209	731	378	—	314,929	1,216	285	—
Colorado	193,297	3,307	1,464	175	192,517	3,802	1,388	86
Florida	368,033	8,768	6,553	692	382,853	9,195	7,375	583
New Mexico	53,165	1,647	610	—	53,491	2,087	600	—
Texas	1,093,651	12,077	8,456	1,032	1,040,395	12,309	8,997	704
Other	33,999	1,078	410	43	39,087	1,537	367	123
	$3,016,369	$45,580	$30,342	$3,254	$2,989,487	$47,088	$34,746	$3,417

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 28 Equity Loans and Lines

	December 31,
	2017				2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$204,128	$22,828	$7,894	$2,303	$207,659	$24,532	$8,723	$1,940
621-680	387,870	11,518	10,781	245	412,752	12,930	13,326	542
681 – 720	551,072	7,348	4,791	41	557,850	6,980	6,081	713
Above 720	1,863,106	3,816	6,643	227	1,798,151	2,466	6,430	222
Unknown	10,193	70	233	438	13,075	180	186	—
	$3,016,369	$45,580	$30,342	$3,254	$2,989,487	$47,088	$34,746	$3,417
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at December 31, 2017 were $1.7 billion and $1.3 billion at December 31, 2016. Total credit cards at December 31, 2017 were $640 million and at December 31, 2016 were $605 million.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $3.2 billion at December 31, 2017 and $3.1 billion at December 31, 2016.
The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 29 Consumer Direct

	December 31,
	2017				2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$95,221	$376	$—	$3,680	$84,772	$763	$10	$3,705
621-680	275,816	30	178	1,543	210,612	21	18	103
681 – 720	380,645	2,005	351	392	285,874	—	661	21
Above 720	873,764	6	5	455	608,551	5	15	28
Unknown	64,937	8	—	642	64,832	—	—	625
	$1,690,383	$2,425	$534	$6,712	$1,254,641	$789	$704	$4,482

Table 30 Consumer Indirect

	December 31,
	2017				2016
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$683,543	$6,648	$—	$5,850	$731,916	$4,297	$—	$7,015
621-680	986,894	2,282	—	1,020	951,158	1,363	—	94
681 – 720	679,363	439	—	208	643,708	224	—	26
Above 720	812,966	226	—	208	790,598	42	—	16
Unknown	1,340	—	—	2	17,568	—	—	46
	$3,164,106	$9,595	$—	$7,288	$3,134,948	$5,926	$—	$7,197
Foreign Exposure
As of December 31, 2017, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $5.0 billion at both December 31, 2017 and 2016 and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. Refer to Note 22, Segment Information, in the Notes to the Consolidated Financial Statements for a discussion of the reorganization of the Company's lines of business that divided the Consumer and Commercial Banking segment in to a retail line of business and a commercial line of business. In connection with the reorganization, the Company reallocated goodwill using a relative fair value approach. At December 31, 2017, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $2.7 billion, Retail Banking - $1.4 billion, and Corporate and Investment Banking - $896 million.
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
The Company tested its three identified reporting units with goodwill for impairment as of October 31, 2017. The results of this test indicated that no goodwill impairment existed at that time.
The following table includes the carrying value and fair value of each reporting unit as of October 31, 2017, the date of the most recent annual goodwill impairment test.
Table 31 Fair Value of Reporting Units

	Fair Value	Carrying Value
	(In Thousands)
Reporting Unit:
Commercial Banking and Wealth	$9,130,000	$7,282,000
Retail Banking	4,820,000	3,841,000
Corporate and Investment Banking	2,360,000	1,954,000
The fair value of each of the Company's reporting units exceeded the carrying value, and therefore, Step Two of the goodwill impairment test was not required.
The Step One fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests. As an example, the discount rates used in the Step One valuations are a key valuation assumption. In the Company’s Step One test at October 31, 2017, the combined fair value of the reporting units exceeded the combined carrying value by approximately $3.2 billion. If the discount rates used in the Step One test were increased by 50 basis points, the excess fair value would exceed the combined carrying value by $2.7 billion. If the discount rates used in the Step One test were increased by 100 basis points, the excess fair value would exceed the combined carrying value by $2.3 billion.
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
Specific factors as of the date of filing of the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; future increased minimum regulatory capital requirements above current thresholds; and/or future federal rules and actions of regulators.
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
At December 31, 2017, the Company's and the Bank's credit ratings were as follows:
Table 32 Credit Ratings

As of December 31, 2017
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa3	BBB+
Short-term debt rating	A-2	-	F2
Compass Bank
Long-term debt rating	BBB+	Baa3	BBB+
Long-term bank deposits (1)	N/A	A3	A-
Subordinated debt	BBB	Baa3	BBB
Short-term debt rating	A-2	P-3	F2
Short-term deposit rating (2)	N/A	P-2	F2
Outlook	Stable	Stable	Stable

(1)	S&P does not provide a rating for long-term bank deposits; therefore, the rating is N/A.

(2)	S&P does not provide a short-term deposit rating; therefore, the rating is N/A.
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
Deposits
Total deposits increased by $2.0 billion from $67.3 billion at December 31, 2016 to $69.3 billion at December 31, 2017 due primarily to growth in noninterest bearing demand deposits, as well as growth in interest-bearing demand deposits, savings and money market accounts and time deposits. Marketing efforts were the primary driver of this growth. At December 31, 2017 and 2016, total deposits included $8.4 billion and $5.8 billion, respectively, of brokered deposits.
The following table presents the Company’s average deposits segregated by major category:
Table 33 Composition of Average Deposits

	December 31,
	2017		2016		2015
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,039,822	31.6%	$20,556,608	30.3%	$19,016,212	30.0%
Interest-bearing demand deposits	7,858,504	11.8	7,042,165	10.3	7,218,956	11.4
Savings and money market	24,924,647	37.4	25,747,220	37.9	24,155,771	38.0
Time deposits	12,804,395	19.2	14,454,532	21.3	12,989,759	20.4
Foreign office deposits-interest-bearing	—	—	104,039	0.2	158,202	0.2
Total average deposits	$66,627,368	100.0%	$67,904,564	100.0%	$63,538,900	100.0%
For additional information about deposits, see Note 9, Deposits, in the Notes to the Consolidated Financial Statements.
The following table summarizes the remaining maturities of time deposits of $100,000 or more outstanding at December 31, 2017.
Table 34 Maturities of Time Deposits of $100,000 or More

Time Deposits of $100,000 or More
(In Thousands)
Three months or less	$967,784
Over three through six months	842,159
Over six through twelve months	2,899,001
Over twelve months	1,640,875
$6,349,819
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
Table 35 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Year-End
	(Dollars in Thousands)
December 31, 2017
Federal funds purchased	$1,710	$402	1.24%	$1,710	1.50%
Securities sold under agreements to repurchase (1)	114,361	58,222	0.92	17,881	1.23
Other short-term borrowings	2,771,539	1,703,738	1.55	17,996	1.48
	$2,887,610	$1,762,362		$37,587
December 31, 2016
Federal funds purchased	$766,095	$372,355	0.49%	$12,885	0.39%
Securities sold under agreements to repurchase (1)	148,291	79,625	0.49	26,167	0.55
Other short-term borrowings	4,497,354	3,778,752	1.44	2,802,977	1.68
	$5,411,740	$4,230,732		$2,842,029
December 31, 2015
Federal funds purchased	$975,785	$692,737	0.26%	$673,545	0.37%
Securities sold under agreements to repurchase (1)	232,605	114,940	0.22	76,609	0.44
Other short-term borrowings	4,982,154	4,006,716	1.31	4,032,644	1.34
	$6,190,544	$4,814,393		$4,782,798

(1)	Average interest rate does not reflect the impact of balance sheet offsetting. See Note 15 Securities Financing Activities, in the Notes to the Consolidated Financial Statements.
At December 31, 2017, total short-term borrowings totaled $38 million, a decrease of $2.8 billion, compared to the ending balance at December 31, 2016. The decrease in total short-term borrowings was driven by a $2.8 billion decrease in other short-term borrowings related to a decrease in U.S. Treasury short positions held by BSI.
At December 31, 2017 and 2016, FHLB and other borrowings were $4.0 billion and $3.0 billion, respectively. During 2017, the Bank issued under its Global Bank Note Program $750 million aggregate principal amount of its 2.875% unsecured senior notes due 2022.
During 2017, the Company's 1.85% senior notes with an aggregate principal amount of $400 million and its 6.40% subordinated debentures with an aggregate principal amount of $350 million matured. Also during 2017, the Company redeemed all of its outstanding Trust Preferred Securities. The aggregate principal amount of these notes was approximately $104 million.
For the year ended December 31, 2017, proceeds received from the FHLB and other borrowings were approximately $13.1 billion and repayments were approximately $12.1 billion.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 11, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholder's equity at December 31, 2017 was $13.0 billion compared to $12.8 billion at December 31, 2016. Shareholder's equity increased $461 million due to earnings attributable to shareholder during the period offset by the payment of preferred and common dividends totaling $165 million.
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
The ERM program follows fundamental principles in establishing, executing and maintaining a program to manage overall risks. The Company's Board of Directors is responsible for overseeing the strategic and business plans, the ERM program and framework and the risk tolerance of the Company, approving key risk management policies, overseeing their implementation, and holding executive management accountable for the execution of the ERM program. Under the oversight of the Company's Board of Directors, management is charged with implementing an effective, integrated risk management structure. This incorporates a defined organizational structure, with defined roles and responsibilities for all aspects of risk management and appropriate tools that support the identification, assessment, control and reporting of key risks. Management is also responsible for defining categories of risk pertaining to the operations of the Company and is responsible for defining that the risk management framework adequately covers both measurable as well as non-measurable risk. Management prepares risk policies and procedures that delineate the approach to all aspects of risk management through proper documentation and communication through appropriate channels. These risk management policies and procedures are aligned with the Company’s overall business strategies and support the ongoing improvement of its risk management. Management and employees within each line of business and support units are the first line of defense in the identification, assessment, mitigation, monitoring and reporting of risks taken by the lines of business, consistent with the Company’s risk tolerance, the current regulatory model for these risks and any material failures that may occur. The lines of business and support units also will have additional infrastructure for certain types of risk embedded in the lines. The risk management organization and other control units serve as the second line of defense and the credit quality review and internal audit functions provide the third line of defense.
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
Credit Risk Management evaluates all loan requests and approves those that meet the Company’s risk tolerance and are in compliance with Company policies and regulatory guidance. Credit Risk Management also provides policy, portfolio, and approval data to management so that there is a common understanding of loan portfolio risk. This is accomplished by developing credit risk underwriting standards, metrics and the ongoing monitoring of portfolio performance and assessing whether risk management practices have been carried out in accordance with the Company’s credit risk strategy and policies. Key metrics, trends and issues related to credit risk are presented to the Risk Committee of the Board of Directors.
The CQR function provides an independent review of the Company’s credit quality. The CQR function reports to the Risk Committee of the Board of Directors. The CQR function is charged with providing the Company's Board of Directors and executive management with independent, objective, and timely assessments of the Company’s portfolio quality, credit policies, and credit risk management process.
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
Market Risk Management
The effective management of market risk is essential to achieving the Company’s strategic financial objectives. As a financial institution, the Company’s most significant market risk exposure is interest rate risk in its balance sheet; however, market risk also includes product liquidity risk, price risk and volatility risk in the Company’s lines of business. The primary objectives of market risk management are to limit any adverse effects that changes in market risk factors may have on net interest income, and to offset the risk of price changes for certain assets recorded at fair value.
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

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2017, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2017.
Table 36 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
December 31, 2017
Rate Change
+ 200 basis points	9.34%
+ 100 basis points	4.80
-100 basis points	(4.81)
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
Table 37 Economic Value of Equity

Estimated % Change in Economic Value of Equity
December 31, 2017
Rate Change
+ 300 basis points	(6.85)%
+ 200 basis points	(4.34)
+ 100 basis points	(1.91)
-100 basis points	(0.19)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2017, the Company had derivative financial instruments outstanding with notional amounts of $46.2 billion, including $31.0 billion related to derivatives to facilitate transactions on behalf of its clients. The estimated net fair value of open contracts was in a net asset position of $162 thousand at December 31, 2017. For additional information about derivatives, refer to Note 14, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at December 31, 2017 or December 31, 2016 without regulatory approval. Appropriate limits and guidelines are in place so that the Parent has sufficient cash to meet operating expenses and other commitments for at least the next 18 months without relying on subsidiaries or capital markets for funding.
During 2017, the Parent paid common dividends of $150 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
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
At December 31, 2017, the Company was fully compliant with the applicable LCR requirements in effect for 2017. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted. Please refer to Item 1. Business - Supervision, Regulation and Other Factors - U.S. Liquidity Standards for more information concerning the LCR requirements applicable to the Company.
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

The following table presents information about the Company’s contractual obligations.
Table 38 Contractual Obligations (1)

	December 31, 2017
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$3,959,930	$300,000	$1,973,405	$866,012	$820,513	$—
Short-term borrowings (2)	37,587	37,587	—	—	—	—
Capital lease obligations	19,137	2,155	4,418	4,040	8,524	—
Operating leases	435,184	66,172	119,732	92,824	156,456	—
Deposits (3)	69,256,313	11,243,000	2,432,187	142,848	63,697	55,374,581
Unrecognized income tax benefits	14,916	7,146	3,227	4,543	—	—
Total	$73,723,067	$11,656,060	$4,532,969	$1,110,267	$1,049,190	$55,374,581

(1)	Amounts do not include associated interest payments.

(2)	For more information, see Note 10, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.

(3)	Deposits with indeterminable maturity include noninterest bearing demand, savings, interest-bearing transaction accounts and money market accounts.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at December 31, 2017 and 2016.
Table 39 Capital Ratios

	December 31,
	2017	2016
	(Dollars in Thousands)
Capital:
CET1 Capital	$7,964,877	$7,669,118
Tier 1 Capital	8,199,077	7,907,518
Total Qualifying Capital	9,689,834	9,550,482
Assets:
Total risk-adjusted assets (regulatory)	$67,489,425	$66,719,395
Ratios:
CET1 Risk-Based Capital Ratio	11.80%	11.49%
Tier 1 Risk-Based Capital Ratio	12.15	11.85
Total Risk-Based Capital Ratio	14.36	14.31
Leverage Ratio	9.98	9.46
At December 31, 2017, the regulatory capital ratios of the Bank also remain well above current regulatory requirements for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
The Company also regularly performs stress testing on its capital levels and is required annually to submit the Company’s capital plan to the Federal Reserve Board as part of the CCAR process. In June 2017, the Company was informed that the Federal Reserve Board had no objection to the Company's capital plan and the capital actions proposed in the capital plan. The Company's capital plan included common dividends of $200 million, subject to approval by the Company's board of directors. The Company submitted its capital plan, which was approved by its board of directors, to the Federal Reserve in April 2017 as part of the Comprehensive Capital Analysis and Review of the 34 largest U.S. bank holding companies. The capital plan includes proposed potential capital actions covering the period from July 1, 2017 through June 30, 2018.
On June 22, 2017, the Federal Reserve Board disclosed the results of its 2017 Dodd-Frank Act Stress Test for the same 34 bank holding companies. Each of the Company's projected regulatory capital ratios exceeded the applicable regulatory minimums as defined by the Federal Reserve under the hypothetical supervisory severely adverse scenario.
Please refer to Item 1. Business - Supervision, Regulation and Other Factors - Capital Requirements and Item 1A. - Risk Factors for more information regarding regulatory capital requirements. Also, see Note 17, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements for further details.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2017. Refer to Table 36, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.
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

Quarterly Financial Results
The accompanying table presents condensed information relating to quarterly periods.
Table 40 Quarterly Financial Summary (Unaudited)

	December 31,
	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$716,608	$702,612	$691,640	$655,788	$647,026	$630,542	$620,129	$632,762
Interest expense	113,063	113,251	105,812	104,355	115,274	115,733	115,891	115,880
Net interest income	603,545	589,361	585,828	551,433	531,752	514,809	504,238	516,882
Provision for loan losses	58,835	103,434	45,285	80,139	37,564	65,107	86,673	113,245
Net interest income after provision for loan losses	544,710	485,927	540,543	471,294	494,188	449,702	417,565	403,637
Noninterest income	297,169	257,794	246,325	244,687	260,758	263,765	278,246	253,205
Noninterest expense	615,828	573,962	572,485	549,312	614,070	556,271	541,037	592,144
Income before income tax expense	226,051	169,759	214,383	166,669	140,876	157,196	154,774	64,698
Income tax expense	173,979	39,308	56,943	45,846	51,473	36,845	32,272	25,431
Net income	52,072	130,451	157,440	120,823	89,403	120,351	122,502	39,267
Less: noncontrolling interest	547	584	431	443	441	523	518	528
Net income attributable to BBVA Compass Bancshares, Inc.	51,525	129,867	157,009	120,380	88,962	119,828	121,984	38,739
Less: preferred stock dividends	3,812	3,786	3,700	3,548	3,536	3,476	3,453	3,219
Net income attributable to common shareholder	$47,713	$126,081	$153,309	$116,832	$85,426	$116,352	$118,531	$35,520
Selected Average Balances:
Loans and loans held for sale	$61,170,130	$60,271,504	$59,902,725	$60,326,849	$60,428,830	$61,060,433	$62,355,245	$62,195,963
Total assets	86,990,170	87,299,979	87,474,348	87,676,882	88,639,855	90,900,339	92,440,585	92,305,106
Deposits	67,994,615	65,589,724	65,711,133	67,216,855	67,718,213	67,979,739	68,441,915	67,479,613
FHLB and other borrowings	3,551,958	5,053,340	4,104,668	3,167,805	3,281,743	4,121,742	4,448,139	5,064,803
Shareholder’s equity	13,150,577	13,130,915	13,004,717	12,852,658	12,982,707	12,810,740	12,751,155	12,727,970

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
BBVA Compass Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of BBVA Compass Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Birmingham, Alabama
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
BBVA Compass Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited BBVA Compass Bancshares, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Birmingham, Alabama
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BBVA Compass Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of BBVA Compass Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statement presents fairly, in all material respects, the financial position of BBVA Compass Bancshares, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Birmingham, AL
March 1, 2017 (February 28, 2018 as to the effects of the segment changes for each of the two years in the period ended December 31, 2016, as described in Note 22)

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In Thousands)
Assets:
Cash and due from banks	$1,313,022	$1,284,261
Interest bearing deposits with the Federal Reserve	2,683,769	1,830,078
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	86,035	137,447
Cash and cash equivalents	4,082,826	3,251,786
Trading account assets	220,496	3,144,600
Investment securities available for sale	12,683,787	11,665,055
Investment securities held to maturity (fair value of $1,040,543 and $1,182,009 for 2017 and 2016, respectively)	1,046,093	1,203,217
Loans held for sale (includes $67,110 and $105,257 measured at fair value for 2017 and 2016, respectively)	67,110	161,849
Loans	61,623,768	60,061,263
Allowance for loan losses	(842,760)	(838,293)
Net loans	60,781,008	59,222,970
Premises and equipment, net	1,214,874	1,300,054
Bank owned life insurance	722,596	711,939
Goodwill	4,983,296	4,983,296
Other assets	1,518,493	1,435,187
Total assets	$87,320,579	$87,079,953
Liabilities:
Deposits:
Noninterest bearing	$21,630,694	$20,332,792
Interest bearing	47,625,619	46,946,741
Total deposits	69,256,313	67,279,533
FHLB and other borrowings	3,959,930	3,001,551
Federal funds purchased and securities sold under agreements to repurchase	19,591	39,052
Other short-term borrowings	17,996	2,802,977
Accrued expenses and other liabilities	1,053,439	1,206,133
Total liabilities	74,307,269	74,329,246
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares	2,230	2,230
Surplus	14,818,608	14,985,673
Accumulated deficit	(1,868,659)	(2,327,440)
Accumulated other comprehensive loss	(197,405)	(168,252)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	12,984,249	12,721,686
Noncontrolling interests	29,061	29,021
Total shareholder’s equity	13,013,310	12,750,707
Total liabilities and shareholder’s equity	$87,320,579	$87,079,953
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Interest income:
Interest and fees on loans	$2,447,293	$2,236,929	$2,162,145
Interest on investment securities available for sale	224,715	191,889	192,124
Interest on investment securities held to maturity	27,009	26,893	27,449
Interest on federal funds sold, securities purchased under agreements to resell and interest bearing deposits	40,277	20,939	5,622
Interest on trading account assets	27,354	53,809	50,935
Total interest income	2,766,648	2,530,459	2,438,275
Interest expense:
Interest on deposits	299,317	304,625	274,478
Interest on FHLB and other borrowings	93,814	82,744	89,988
Interest on federal funds purchased and securities sold under agreements to repurchase	16,926	21,165	8,390
Interest on other short-term borrowings	26,424	54,244	52,442
Total interest expense	436,481	462,778	425,298
Net interest income	2,330,167	2,067,681	2,012,977
Provision for loan losses	287,693	302,589	193,638
Net interest income after provision for loan losses	2,042,474	1,765,092	1,819,339
Noninterest income:
Service charges on deposit accounts	222,110	214,294	216,248
Card and merchant processing fees	128,129	123,668	112,818
Retail investment sales	109,214	102,982	101,614
Investment banking and advisory fees	103,701	107,116	105,235
Money transfer income	101,509	104,592	93,437
Asset management fees	40,465	34,875	33,194
Corporate and correspondent investment sales	38,052	24,689	30,000
Mortgage banking income	14,356	21,496	27,258
Bank owned life insurance	17,108	17,243	18,662
Investment securities gains, net	3,033	30,037	81,656
Other	268,298	274,982	259,252
Total noninterest income	1,045,975	1,055,974	1,079,374
Noninterest expense:
Salaries, benefits and commissions	1,131,971	1,119,676	1,081,475
Professional services	263,490	242,206	218,584
Equipment	247,891	242,273	232,050
Net occupancy	166,693	160,997	161,035
Money transfer expense	65,790	67,474	60,350
FDIC insurance	64,890	80,070	64,072
Marketing	52,220	50,549	41,778
Communications	20,554	21,046	22,527
Amortization of intangibles	10,099	16,373	39,208
FDIC indemnification expense	22	3,984	55,129
Goodwill impairment	—	59,901	17,000
Securities impairment:
Other-than-temporary impairment	242	281	1,747
Less: non-credit portion recognized in other comprehensive income	—	151	87
Total securities impairment	242	130	1,660
Other	287,725	238,843	219,985
Total noninterest expense	2,311,587	2,303,522	2,214,853
Net income before income tax expense	776,862	517,544	683,860
Income tax expense	316,076	146,021	176,502
Net income	460,786	371,523	507,358
Less: net income attributable to noncontrolling interests	2,005	2,010	2,228
Net income attributable to BBVA Compass Bancshares, Inc.	458,781	369,513	505,130
Less: preferred stock dividends	14,846	13,684	—
Net income attributable to common shareholder	$443,935	$355,829	$505,130
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Net income	$460,786	$371,523	$507,358
Other comprehensive loss, net of tax:
Unrealized holding losses arising during period from securities available for sale	(14,946)	(48,038)	(16,635)
Less: reclassification adjustment for net gains on sale of securities available for sale in net income	2,257	18,811	52,065
Net change in unrealized holding losses on securities available for sale	(17,203)	(66,849)	(68,700)
Change in unamortized net holding losses on investment securities held to maturity	3,944	3,613	7,905
Less: non-credit related impairment on investment securities held to maturity	—	96	55
Change in unamortized non-credit related impairment on investment securities held to maturity	991	951	134
Net change in unamortized holding losses on securities held to maturity	4,935	4,468	7,984
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(14,685)	(3,673)	1,287
Change in defined benefit plans	(2,200)	(2,862)	11,955
Other comprehensive loss, net of tax	(29,153)	(68,916)	(47,474)
Comprehensive income	431,633	302,607	459,884
Less: comprehensive income attributable to noncontrolling interests	2,005	2,010	2,228
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$429,628	$300,597	$457,656
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2014	$—	$2,230	$15,277,746	$(3,202,083)	$(51,862)	$28,891	$12,054,922
Net income	—	—	—	505,130	—	2,228	507,358
Other comprehensive loss, net of tax	—	—	—	—	(47,474)	—	(47,474)
Issuance of preferred stock	229,475	—	—	—	—	—	229,475
Preferred stock dividends	—	—	—	—	—	(2,093)	(2,093)
Common stock dividends	—	—	(95,000)	—	—	—	(95,000)
Dividend to BBVA Bancomer USA, Inc.	—	—	(20,000)	—	—	—	(20,000)
Vesting of restricted stock	—	—	(3,603)	—	—	—	(3,603)
Restricted stock retained to cover taxes	—	—	(3,016)	—	—	—	(3,016)
Restricted stock tax benefit	—	—	12	—	—	—	12
Amortization of stock-based deferred compensation	—	—	4,128	—	—	—	4,128
Balance, December 31, 2015	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	369,513	—	2,010	371,523
Other comprehensive loss, net of tax	—	—	—	—	(68,916)	—	(68,916)
Preferred stock dividends	—	—	(13,684)	—	—	(2,093)	(15,777)
Common stock dividends	—	—	(92,864)	—	—	—	(92,864)
Dividend to BBVA Bancomer USA, Inc.	—	—	(69,151)	—	—	—	(69,151)
Capital contribution	—	—	—	—	—	78	78
Vesting of restricted stock	—	—	(1,744)	—	—	—	(1,744)
Restricted stock retained to cover taxes	—	—	(630)	—	—	—	(630)
Restricted stock tax deficiency	—	—	(468)	—	—	—	(468)
Amortization of stock-based deferred compensation	—	—	3,947	—	—	—	3,947
Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	458,781	—	2,005	460,786
Other comprehensive loss, net of tax	—	—	—	—	(29,153)	—	(29,153)
Preferred stock dividends	—	—	(14,846)	—	—	(2,093)	(16,939)
Common stock dividends	—	—	(150,000)	—	—	—	(150,000)
Capital contribution	—	—	—	—	—	128	128
Vesting of restricted stock	—	—	(1,530)	—	—	—	(1,530)
Restricted stock retained to cover taxes	—	—	(689)	—	—	—	(689)
Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Operating Activities:
Net income	$460,786	$371,523	$507,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,126	286,159	275,529
Goodwill impairment	—	59,901	17,000
Securities impairment	242	130	1,660
Amortization of intangibles	10,099	16,373	39,208
Accretion of discount, loan fees and purchase market adjustments, net	(20,748)	(19,614)	(128,170)
Net change in FDIC indemnification liability	22	3,984	55,129
Gain on termination of FDIC shared loss agreement	(1,779)	—	—
Provision for loan losses	287,693	302,589	193,638
Amortization of stock based compensation	—	3,947	4,128
Net change in trading account assets	210,903	(2,503)	(20,180)
Net change in trading account liabilities	(110,468)	(6,234)	(8,440)
Net change in loans held for sale	38,318	(22,654)	84,234
Deferred tax expense (benefit)	137,957	(21,873)	(111,042)
Investment securities gains, net	(3,033)	(30,037)	(81,656)
Loss on prepayment of FHLB and other borrowings	—	295	8,016
(Gain) loss on sale of premises and equipment	(1,210)	2,220	873
Net loss (gain) on sale of loans	527	(15,551)	(22,091)
Net loss (gain) on sale of other real estate owned and other assets	2,103	(501)	508
(Increase) decrease in other assets	(253,365)	(60,503)	179,190
Increase (decrease) in other liabilities	96,147	(52,212)	(306,546)
Net cash provided by operating activities	1,108,320	815,439	688,346
Investing Activities:
Proceeds from sales of investment securities available for sale	210,906	1,849,517	3,369,062
Proceeds from prepayments, maturities and calls of investment securities available for sale	3,110,923	2,149,427	1,564,910
Purchases of investment securities available for sale	(4,444,939)	(4,773,027)	(5,856,808)
Proceeds from prepayments, maturities and calls of investment securities held to maturity	170,170	155,037	123,188
Purchases of investment securities held to maturity	(6,233)	(28,071)	(85,929)
Purchases of trading securities	(372,497)	(331,171)	(4,831,626)
Proceeds from sales of trading securities	3,085,698	1,327,206	3,548,071
Net change in loan portfolio	(2,002,438)	(83,049)	(4,426,260)
Purchase of premises and equipment	(126,953)	(177,084)	(161,499)
Proceeds from sale of premises and equipment	13,521	12,701	8,133
Net cash paid in acquisition	—	—	(12,567)
Proceeds from sales of loans	204,585	1,060,351	488,550
(Payments to) reimbursements from FDIC for covered assets	(2,832)	978	(1,924)
Net cash paid to the FDIC for termination of shared loss agreements	(131,603)	—	—
Proceeds from sales of other real estate owned	30,717	26,486	20,011
Net cash (used in) provided by investing activities	(260,975)	1,189,301	(6,254,688)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,522,918	1,940,034	3,565,248
Net increase (decrease) in time deposits	441,987	(656,122)	1,216,581
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(19,461)	(711,102)	(379,349)
Net (decrease) increase in other short-term borrowings	(2,784,981)	(1,229,667)	1,486,920
Proceeds from FHLB and other borrowings	13,095,563	2,630,000	5,300,000
Repayment of FHLB and other borrowings	(12,103,301)	(5,042,837)	(4,664,941)
Vesting of restricted stock	(1,530)	(1,744)	(3,603)
Restricted stock grants retained to cover taxes	(689)	(630)	(3,016)
Capital contribution for non-controlling interest	128	78	—
Issuance of preferred stock	—	—	229,475
Preferred dividends paid	(16,939)	(15,777)	(2,093)
Common dividends paid	(150,000)	(92,864)	(95,000)
Dividend paid to BBVA Bancomer USA, Inc.	—	(69,151)	(20,000)
Net cash (used in) provided by financing activities	(16,305)	(3,249,782)	6,630,222
Net increase (decrease) in cash and cash equivalents	831,040	(1,245,042)	1,063,880
Cash and cash equivalents at beginning of year	3,251,786	4,496,828	3,432,948
Cash and cash equivalents at end of year	$4,082,826	$3,251,786	$4,496,828
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
Nature of Operations
BBVA Compass Bancshares, Inc., headquartered in Houston, Texas, is a wholly owned subsidiary of BBVA.
The Bank, the Company's largest subsidiary, headquartered in Birmingham, Alabama, operates banking centers in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. The Bank operates under the brand name BBVA Compass, which is a trade name and trademark of BBVA Compass Bancshares, Inc.
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2017, 2016 and 2015. All intercompany accounts and transactions and balances have been eliminated in consolidation.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relate to the allowance for loan losses, goodwill impairment, and fair value measurements. Actual results could differ from those estimates.
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
Securities
The Company classifies its investment securities into one of three categories based upon management’s intent and ability to hold the investment securities: (i) trading account assets and liabilities, (ii) investment securities held to maturity or (iii) investment securities available for sale. Investment securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. The Company classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes are reported as cash flows from operating activities. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The related amortization and accretion is determined by the interest method and is included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Investment securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of investment securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment, net of tax, to accumulated other comprehensive income. See Note 20, Fair Value Measurements, for information on the determination of fair value.
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
All nonaccrual loans and loans modified in a troubled debt restructuring are considered impaired. The Company’s policy for recognizing interest income on impaired loans classified as nonaccrual is consistent with its nonaccrual policy. The Company’s policy for recognizing interest income on accruing impaired loans is consistent with its interest recognition policy for accruing loans.
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
The historical loss methodology uses historical annualized average net charge-off percentage to calculate the provision for loan and lease losses. The factor is calculated by taking the average of the net charge-offs over the credit life cycle available, currently 9 years.
For commercial loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on loan grade, using a standardized loan grading system. The PD factor and LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The PD factor considers current loan grade unless the account is delinquent over 60 days, in which case a higher PD factor is used. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan grades over time and long-term average loss experience. The historical time frame currently used for both PDs and LGDs is 9 years.
For consumer loans, where management has determined to adjust the historical loss experience, the estimate of loss based on pools of loans with similar characteristics is also made by applying a PD and a LGD factor. The PD factor considers current credit scores unless the account is delinquent over 60 days, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. The historical time frame currently used for both PDs and LGDs is 9 years.
Additionally, a portion of the allowance is for probable incurred losses which may not have been captured in the processes described above based on historical loss experience. This portion of the allowance is particularly subjective and requires judgment based upon qualitative factors. Some of the factors considered are changes in credit concentrations, loan mix, changes in underwriting practices, including the extent of portfolios of acquired institutions, historical loss experience and the general economic environment in the Company’s markets. While the total allowance is described as consisting of separate portions, these terms are primarily used to describe a process. All portions of the allowance are available to support probable incurred losses in the loan portfolio.
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
The Company has defined its reporting unit structure to include: Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Simple. The fair value of each reporting unit is estimated using a combination of the present value of future expected cash flows and hypothetical market prices of similar entities and like transactions.
Each of the defined reporting units was tested for impairment as of October 31, 2017. See Note 8, Goodwill, for a further discussion.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation included a decrease in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Under ASC Topic 740, Income Taxes, the effects of the changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In December 2017, the SEC issued SAB 118, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Cuts and Jobs Act was enacted late in 2017, the Company expects ongoing guidance, analysis, and accounting interpretations, including additional information about facts and circumstances that existed at the enactment date when the Company files its federal tax return for the tax year 2018, which could result in adjustments to the Tax Cuts and Jobs Act accounting effects recorded during 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
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
Accounting for Derivatives and Hedging Activities
A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, financial forwards and futures contracts, foreign exchange contracts, options written and purchased. The Company mainly uses derivatives to manage economic risk related to commercial loans, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its customers.
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
(2) Acquisition Activities
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. was a wholly owned subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly owned subsidiary of BBVA.  These four subsidiaries engage in money transfer and related services, including money transmission and foreign exchange services and are subsidiaries of BBVA Compass Payments, Inc., a wholly owned subsidiary of the Parent.
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

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$4,265,296	$996	$61,854	$4,204,438
Agency mortgage-backed securities	2,841,584	14,312	43,096	2,812,800
Agency collateralized mortgage obligations	5,302,531	4,203	106,723	5,200,011
States and political subdivisions	2,278	105	—	2,383
Equity securities	464,143	134	122	464,155
Total	$12,875,832	$19,750	$211,795	$12,683,787
Investment securities held to maturity:
Non-agency collateralized mortgage obligations	$64,140	$5,262	$1,605	$67,797
Asset-backed securities	9,308	1,747	628	10,427
States and political subdivisions	911,393	3,951	12,853	902,491
Other	61,252	243	1,667	59,828
Total	$1,046,093	$11,203	$16,753	$1,040,543

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,409,141	$2,390	$37,200	$2,374,331
Agency mortgage-backed securities	3,796,270	12,869	45,801	3,763,338
Agency collateralized mortgage obligations	5,200,241	5,292	106,605	5,098,928
States and political subdivisions	8,457	184	—	8,641
Equity securities	419,869	90	142	419,817
Total	$11,833,978	$20,825	$189,748	$11,665,055
Investment securities held to maturity:
Non-agency collateralized mortgage obligations	$83,087	$5,265	$3,278	$85,074
Asset-backed securities	15,118	1,982	1,081	16,019
States and political subdivisions	1,040,716	2,309	25,518	1,017,507
Other	64,296	1,143	2,030	63,409
Total	$1,203,217	$10,699	$31,907	$1,182,009
In the above table, equity securities include $450 million and $403 million at December 31, 2017 and 2016, respectively, of FHLB and Federal Reserve stock carried at par.

At December 31, 2017, approximately $553 million of investment securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB advances and for other purposes as required or permitted by law.
The investments held within the states and political subdivision caption of investment securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a debt security within ASC Topic 320, Investments – Debt and Equity Securities.
At December 31, 2017, approximately 99.9% of the debt securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies. The remainder of the investment securities classified within available for sale are either Federal Reserve stock, FHLB stock or money market funds.
The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at December 31, 2017 and 2016. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$2,532,439	$28,308	$1,325,975	$33,546	$3,858,414	$61,854
Agency mortgage-backed securities	390,106	2,731	1,666,045	40,365	2,056,151	43,096
Agency collateralized mortgage obligations	1,244,416	6,522	3,297,278	100,201	4,541,694	106,723
Equity securities	3,871	55	1,055	67	4,926	122
Total	$4,170,832	$37,616	$6,290,353	$174,179	$10,461,185	$211,795

Investment securities held to maturity:
Non-agency collateralized mortgage obligations	$9,776	$25	$22,439	$1,580	$32,215	$1,605
Asset-backed securities	—	—	6,243	628	6,243	628
States and political subdivisions	236,207	4,365	341,090	8,488	577,297	12,853
Other	19,048	98	20,736	1,569	39,784	1,667
Total	$265,031	$4,488	$390,508	$12,265	$655,539	$16,753

	December 31, 2016
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available for sale:
Debt securities:
U.S. Treasury and other U.S. government agencies	$1,277,341	$23,862	$609,078	$13,338	$1,886,419	$37,200
Agency mortgage-backed securities	1,425,743	15,235	1,368,957	30,566	2,794,700	45,801
Agency collateralized mortgage obligations	3,527,757	99,477	782,849	7,128	4,310,606	106,605
Equity securities	3,849	77	1,057	65	4,906	142
Total	$6,234,690	$138,651	$2,761,941	$51,097	$8,996,631	$189,748

Investment securities held to maturity:
Non-agency collateralized mortgage obligations	$3,847	$527	$40,083	$2,751	$43,930	$3,278
Asset-backed securities	343	1	9,238	1,080	9,581	1,081
States and political subdivisions	532,090	13,043	313,803	12,475	845,893	25,518
Other	16,578	174	3,587	1,856	20,165	2,030
Total	$552,858	$13,745	$366,711	$18,162	$919,569	$31,907
As indicated in the previous table, at December 31, 2017, the Company held certain investment securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
Management does not believe that any individual unrealized loss in the Company’s investment securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either December 31, 2017 or 2016, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Balance, at beginning of year	$22,582	$22,452	$21,123
Reductions for securities paid off during the period (realized)	—	—	(331)
Additions for the credit component on debt securities in which OTTI was not previously recognized	242	—	1,013
Additions for the credit component on debt securities in which OTTI was previously recognized	—	130	647
Balance, at end of year	$22,824	$22,582	$22,452
During the years ended December 31, 2017, 2016 and 2015, OTTI recognized on held to maturity securities totaled $242 thousand, $130 thousand and $1.7 million, respectively. The investment securities impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.

The contractual maturities of the securities portfolios are presented in the following table.

	Amortized Cost	Fair Value
December 31, 2017	(In Thousands)
Investment securities available for sale:
Maturing within one year	$211,721	$210,736
Maturing after one but within five years	1,586,822	1,565,281
Maturing after five but within ten years	1,591,646	1,575,186
Maturing after ten years	877,385	855,618
	4,267,574	4,206,821
Agency mortgage-backed securities and agency collateralized mortgage obligations	8,144,115	8,012,811
Equity securities	464,143	464,155
Total	$12,875,832	$12,683,787

Investment securities held to maturity:
Maturing within one year	$102,858	$102,889
Maturing after one but within five years	190,487	190,294
Maturing after five but within ten years	214,204	211,758
Maturing after ten years	474,404	467,805
	981,953	972,746
Non-agency collateralized mortgage obligations	64,140	67,797
Total	$1,046,093	$1,040,543

The gross realized gains and losses recognized on sales of investment securities available for sale are shown in the table below.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Gross gains	$3,033	$30,037	$83,488
Gross losses	—	—	1,832
Net realized gains	$3,033	$30,037	$81,656
During 2008, the Company transferred securities with a carrying value and market value of $1.1 billion and $859 million, respectively, from investment securities available for sale to investment securities held to maturity. At December 31, 2017 and 2016 there were $10 million and $13 million, respectively, of unrealized losses, net of tax related to these securities in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.

(4) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	December 31,
	2017	2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,749,949	$25,122,002
Real estate – construction	2,273,539	2,125,316
Commercial real estate – mortgage	11,724,158	11,210,660
Total commercial loans	39,747,646	38,457,978
Consumer loans:
Residential real estate – mortgage	13,365,747	13,259,994
Equity lines of credit	2,653,105	2,543,778
Equity loans	363,264	445,709
Credit card	639,517	604,881
Consumer direct	1,690,383	1,254,641
Consumer indirect	3,164,106	3,134,948
Total consumer loans	21,876,122	21,243,951
Covered loans (1)	—	359,334
Total loans	$61,623,768	$60,061,263

(1)
Covered loans represent loans acquired from the FDIC subject to loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014. In July 2017, the Company terminated the single family residential loss share agreement with the FDIC ahead of the contractual maturity. Loans no longer covered under a loss share agreement were reclassified to their appropriate loan type.

Total loans includes unearned income totaling $257.9 million and $260.5 million at December 31, 2017 and 2016, respectively; and unamortized deferred costs totaling $343.9 million and $322.9 million at December 31, 2017 and 2016, respectively.
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
At December 31, 2017, approximately $14.1 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	49,528	6,195	(874)	232,875	(31)	287,693
Loans charged off	(106,570)	(9,983)	(21,287)	(221,212)	—	(359,052)
Loan recoveries	19,097	4,984	12,533	39,181	31	75,826
Net (charge-offs) recoveries	(87,473)	(4,999)	(8,754)	(182,031)	31	(283,226)
Ending balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	129,646	(5,502)	(4,156)	182,558	43	302,589
Loans charged off	(84,218)	(4,866)	(19,946)	(180,573)	(1,484)	(291,087)
Loan recoveries	11,039	5,237	11,482	36,359	1	64,118
Net (charge-offs) recoveries	(73,179)	371	(8,464)	(144,214)	(1,483)	(226,969)
Ending balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$299,482	$138,233	$154,627	$89,891	$2,808	$685,041
Provision (credit) for loan losses	116,272	(17,975)	(9,711)	104,195	857	193,638
Loans charged off	(25,831)	(3,882)	(26,630)	(115,113)	(2,228)	(173,684)
Loan recoveries	12,190	5,692	13,818	25,975	3	57,678
Net (charge-offs) recoveries	(13,641)	1,810	(12,812)	(89,138)	(2,225)	(116,006)
Ending balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
December 31, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$61,705	$9,864	$30,613	$2,203	$—	$104,385
Collectively evaluated for impairment	358,930	108,269	79,243	191,933	—	738,375
Total allowance for loan losses	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Loans:
Ending balance of loans:
Individually evaluated for impairment	$307,680	$85,180	$172,857	$3,577	$—	$569,294
Collectively evaluated for impairment	25,442,269	13,912,517	16,209,259	5,490,429	—	61,054,474
Total loans	$25,749,949	$13,997,697	$16,382,116	$5,494,006	$—	$61,623,768

December 31, 2016
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$99,932	$4,037	$32,016	$2,223	$—	$138,208
Collectively evaluated for impairment	358,648	112,900	87,468	141,069	—	700,085
Total allowance for loan losses	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Loans:
Ending balance of loans:
Individually evaluated for impairment	$719,468	$44,258	$186,338	$3,042	$—	$953,106
Collectively evaluated for impairment	24,402,534	13,291,718	16,063,143	4,991,428	359,334	59,108,157
Total loans	$25,122,002	$13,335,976	$16,249,481	$4,994,470	$359,334	$60,061,263

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	December 31, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$142,908	$175,743	$—	$164,772	$175,512	$61,705
Real estate – construction	2,849	2,858	—	130	130	7
Commercial real estate – mortgage	35,140	36,415	—	47,061	55,122	9,857
Residential real estate – mortgage	—	—	—	117,751	117,751	10,214
Equity lines of credit	—	—	—	19,183	19,188	16,021
Equity loans	—	—	—	35,923	36,765	4,378
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,545	2,545	1,254
Consumer indirect	—	—	—	1,032	1,032	949
Total loans	$180,897	$215,016	$—	$388,397	$408,045	$104,385

	December 31, 2016
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$375,957	$396,294	$—	$343,511	$371,085	$99,932
Real estate – construction	—	—	—	344	459	344
Commercial real estate – mortgage	19,235	20,177	—	24,679	24,865	3,693
Residential real estate – mortgage	—	—	—	119,986	119,986	7,529
Equity lines of credit	—	—	—	24,591	25,045	19,083
Equity loans	—	—	—	41,761	42,561	5,404
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	745	745	59
Consumer indirect	—	—	—	2,297	2,297	2,164
Total loans	$395,192	$416,471	$—	$557,914	$587,043	$138,208

The following table presents information on individually evaluated impaired loans, by loan class.

	Years Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$426,809	$947	$632,319	$1,221	$113,844	$1,118
Real estate – construction	1,874	11	1,734	8	5,391	100
Commercial real estate – mortgage	72,692	1,071	44,530	1,195	84,565	2,200
Residential real estate – mortgage	115,583	2,676	109,792	2,672	110,251	2,786
Equity lines of credit	21,458	871	26,638	1,025	27,108	1,124
Equity loans	38,090	1,312	44,051	1,490	49,336	1,638
Credit card	—	—	—	—	—	—
Consumer direct	1,629	27	833	28	657	17
Consumer indirect	1,553	10	2,221	13	1,694	7
Total loans	$679,688	$6,925	$862,118	$7,652	$392,846	$8,990
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

	Commercial
	December 31, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,387,737	$2,257,659	$11,309,484
Special Mention	614,006	12,401	215,076
Substandard	623,672	3,479	187,049
Doubtful	124,534	—	12,549
	$25,749,949	$2,273,539	$11,724,158

	December 31, 2016
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,142,975	$2,055,483	$10,898,877
Special Mention	758,417	60,826	187,182
Substandard	1,081,439	9,007	106,183
Doubtful	139,171	—	18,418
	$25,122,002	$2,125,316	$11,210,660

	Consumer
	December 31, 2017
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,182,760	$2,616,825	$350,531	$627,588	$1,681,246	$3,147,223
Nonperforming	182,987	36,280	12,733	11,929	9,137	16,883
	$13,365,747	$2,653,105	$363,264	$639,517	$1,690,383	$3,164,106

	December 31, 2016
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,115,936	$2,507,375	$431,417	$593,927	$1,249,370	$3,121,825
Nonperforming	144,058	36,403	14,292	10,954	5,271	13,123
	$13,259,994	$2,543,778	$445,709	$604,881	$1,254,641	$3,134,948

The following tables present an aging analysis of the Company’s past due loans excluding loans classified as held for sale.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$14,804	$3,753	$18,136	$310,059	$1,213	$347,965	$25,401,984	$25,749,949
Real estate – construction	12,293	70	1,560	5,381	101	19,405	2,254,134	2,273,539
Commercial real estate – mortgage	10,473	3,270	927	111,982	4,155	130,807	11,593,351	11,724,158
Residential real estate – mortgage	69,474	34,440	8,572	173,843	64,898	351,227	13,014,520	13,365,747
Equity lines of credit	10,956	7,556	2,259	34,021	237	55,029	2,598,076	2,653,105
Equity loans	4,170	657	995	11,559	30,105	47,486	315,778	363,264
Credit card	6,710	4,804	11,929	—	—	23,443	616,074	639,517
Consumer direct	19,766	7,020	6,712	2,425	534	36,457	1,653,926	1,690,383
Consumer indirect	92,017	26,460	7,288	9,595	—	135,360	3,028,746	3,164,106
Covered loans	—	—	—	—	—	—	—	—
Total loans	$240,663	$88,030	$58,378	$658,865	$101,243	$1,147,179	$60,476,589	$61,623,768

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$23,788	$6,581	$2,891	$596,454	$8,726	$638,440	$24,483,562	$25,122,002
Real estate – construction	918	50	2,007	1,239	2,393	6,607	2,118,709	2,125,316
Commercial real estate – mortgage	3,791	3,474	—	71,921	4,860	84,046	11,126,614	11,210,660
Residential real estate – mortgage	57,359	28,450	3,356	140,303	59,893	289,361	12,970,633	13,259,994
Equity lines of credit	7,922	4,583	2,950	33,453	—	48,908	2,494,870	2,543,778
Equity loans	5,615	1,843	467	13,635	34,746	56,306	389,403	445,709
Credit card	6,411	5,042	10,954	—	—	22,407	582,474	604,881
Consumer direct	13,338	4,563	4,482	789	704	23,876	1,230,765	1,254,641
Consumer indirect	85,198	22,833	7,197	5,926	—	121,154	3,013,794	3,134,948
Covered loans	7,311	1,351	27,238	730	—	36,630	322,704	359,334
Total loans	$211,651	$78,770	$61,542	$864,450	$111,322	$1,327,735	$58,733,528	$60,061,263
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2017, $7 million of TDR modifications included an interest rate concession and $246 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2016, $5 million of TDR modifications included an interest rate concession and $65 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2015, $4 million of TDR modifications included an interest rate concession and $22 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	26	$232,511	10	$44,569	6	$384
Real estate – construction	—	—	2	3,504	—	—
Commercial real estate – mortgage	3	1,223	5	1,431	7	4,478
Residential real estate – mortgage	66	15,714	70	13,211	46	9,709
Equity lines of credit	41	1,858	82	3,869	115	6,482
Equity loans	30	1,246	17	1,369	35	2,586
Credit card	—	—	—	—	—	—
Consumer direct	—	—	4	35	23	1,210
Consumer indirect	14	209	128	2,148	74	1,298
Covered loans	2	103	—	—	3	29
Charge-offs and changes to the allowance related to modifications classified as TDRs were approximately $27.1 million for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, charge-offs and changes to the allowance related to modifications classified as TDRs were not material.

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

	Years Ended December 31,
	2017		2016		2015
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	1	$686	—	$—	—	$—
Real estate – construction	—	—	—	—	1	377
Commercial real estate – mortgage	—	—	—	—	1	178
Residential real estate – mortgage	1	505	—	—	7	987
Equity lines of credit	—	—	8	204	1	—
Equity loans	2	51	3	293	3	216
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	—	1	100
Consumer indirect	1	22	2	32	1	18
Covered loans	—	—	—	—	2	24
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At December 31, 2017 and 2016, there were $15.9 million and $12.6 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned, a component of other assets in the Company's Consolidated Balance Sheets, totaled $17 million and $21 million at December 31, 2017 and 2016, respectively. Other real estate owned included $12 million and $18 million of foreclosed residential real estate properties at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, there were $57 million and $48 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(5) Loan Sales and Servicing
Loans held for sale were $67 million and $162 million at December 31, 2017 and 2016, respectively. At December 31, 2017 loans held for sale were comprised entirely of residential real estate - mortgage loans. At December 31, 2016 loans held for sale were comprised of $57 million of commercial, financial and agricultural loans and $105 million of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	2017	2016	2015
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$820,615	$907,414
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	8,295	—
Loans and loans held for sale sold	204,058	1,044,800	466,459
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	2017	2016	2015
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$660,484	$682,115	$1,521,424
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	25,576	28,207	41,913

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	2017	2016	2015
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing (1)	$660,484	$997,956	$1,521,424
Servicing fees recognized (2)	25,521	25,772	22,087

(1)	There is no recourse to the Company for the failures of borrowers to pay loans when due.

(2)	Recorded as a component of other noninterest income in the Company's Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	December 31, 2017	December 31, 2016
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,635,334	$4,684,899
MSRs (2)	49,597	51,428

(1)	These loans are not included in loans on the Company's Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Consolidated Balance Sheets.
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
The following table is an analysis of the activity in the Company’s MSRs.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Carrying value, at beginning of year	$51,428	$44,541	$35,488
Additions	7,098	10,118	15,922
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	2,233	7,093	(2,193)
Due to other changes in fair value (1)	(11,162)	(10,324)	(4,676)
Carrying value, at end of year	$49,597	$51,428	$44,541

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 20, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At December 31, 2017 and 2016, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	December 31,
	2017	2016
	(Dollars in Thousands)
Fair value of MSRs	$49,597	$51,428
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.4%	97.3%
Adjustable rate mortgage loans	2.6	2.7
Total	100.0%	100.0%
Weighted average life (in years)	6.6	6.5
Prepayment speed:	9.7%	15.7%
Effect on fair value of a 10% increase	(1,582)	(1,646)
Effect on fair value of a 20% increase	(3,068)	(3,184)
Weighted average option adjusted spread	8.2%	8.1%
Effect on fair value of a 10% increase	(1,568)	(1,758)
Effect on fair value of a 20% increase	(3,031)	(3,402)
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

(6) Premises and Equipment
A summary of the Company’s premises and equipment is presented below.

	December 31,
	2017	2016
	(In Thousands)
Land	$304,160	$311,384
Buildings	595,865	594,426
Furniture, fixtures and equipment	440,659	428,326
Software	897,587	800,297
Leasehold improvements	187,398	170,523
Construction / projects in progress	91,839	158,682
	2,517,508	2,463,638
Less: Accumulated depreciation and amortization	1,302,634	1,163,584
Total premises and equipment	$1,214,874	$1,300,054
The Company recognized $194.3 million, $188.7 million and $181.4 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2017, 2016 and 2015, respectively.
(7) Bank Owned Life Insurance
The Company maintains life insurance policies on certain of its executives and employees. At December 31, 2017 and 2016, the cash surrender values on the underlying life insurance policies totaled $723 million and $712 million, respectively, which are recorded as bank owned life insurance on the Company’s Consolidated Balance Sheets. These cash surrender values are classified separately from related split dollar life insurance arrangements of $8 million and $7 million at December 31, 2017 and 2016, respectively, which are recorded on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Changes to the underlying cash surrender value are recorded in noninterest income in the Company’s Consolidated Statements of Income and for the years ended December 31, 2017, 2016 and 2015 totaled $17.1 million, $17.2 million and $18.7 million, respectively.
(8) Goodwill
A summary of the activity related to the Company’s goodwill follows.

	Years Ended December 31,
	2017	2016
	(In Thousands)
Balance, at beginning of year
Goodwill	$9,835,400	$9,835,400
Accumulated impairment losses	(4,852,104)	(4,792,203)
Goodwill, net at beginning of year	4,983,296	5,043,197
Annual activity:
Goodwill acquired during the year	—	—
Disposition adjustments	—	—
Impairment losses	—	(59,901)
Balance, at end of year
Goodwill	9,835,400	9,835,400
Accumulated impairment losses	(4,852,104)	(4,852,104)
Goodwill, net at end of year	$4,983,296	$4,983,296
During the Company's 2016 annual goodwill impairment test $60 million of goodwill attributable to the Simple reporting unit was determined to be impaired.

Goodwill is allocated to each of the Company's segments (each a reporting unit: Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Simple). Refer to Note 22, Segment Information, for a discussion of the reorganization of the Company's reporting structuring during 2017 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, the Company reallocated goodwill to the new reporting unit using a relative fair value approach.
In accordance with the applicable accounting guidance, the Company performs annual tests to identify potential impairment of goodwill. The tests are required to be performed annually and more frequently if events or circumstances indicate a potential impairment may exist. In Step One of the impairment test, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, Step Two of the impairment test is required to be performed to measure the amount of impairment loss, if any. Step Two compares the implied fair value of goodwill attributable to each reporting unit to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; an entity allocates the fair value determined in Step One for the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill in Step Two, an impairment loss is recognized in an amount equal to that excess.
The Company tests its identified reporting units with goodwill for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. The most recent goodwill impairment test occurred as of October 31, 2017. For the Company's three reporting units with goodwill, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time.
At December 31, 2017, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $2.7 billion, Retail Banking - $1.4 billion, and Corporate and Investment Banking - $896 million.
Through December 31, 2017, the Company had recognized accumulated goodwill impairment losses of $2.5 billion, $1.4 billion, and $249 million within the Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $784 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
The Step One fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations could result in significant differences in the results of the impairment tests.
(9) Deposits
Time deposits of $250,000 or less totaled $11.1 billion at December 31, 2017, while time deposits of more than $250,000 totaled $2.8 billion. At December 31, 2017, the scheduled maturities of time deposits were as follows.

(In Thousands)
2018	$11,243,000
2019	2,018,572
2020	413,615
2021	76,311
2022	66,537
Thereafter	63,697
Total	$13,881,732
At December 31, 2017 and 2016, demand deposit overdrafts reclassified to loans totaled $20 million and $15 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2017, the Company also had $6.6 billion of standby letters of credit issued by the FHLB to secure public deposits.

(10) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2017
Federal funds purchased	$1,710	1.50%	$402	$1,710
Securities sold under agreements to repurchase	17,881	1.23	58,222	114,361
Total	19,591		58,624	116,071
Other short-term borrowings	17,996	1.48	1,703,738	2,771,539
Total short-term borrowings	$37,587		$1,762,362	$2,887,610
As of and for the year ended
December 31, 2016
Federal funds purchased	$12,885	0.39%	$372,355	$766,095
Securities sold under agreements to repurchase	26,167	0.55	79,625	148,291
Total	39,052		451,980	914,386
Other short-term borrowings	2,802,977	1.68	3,778,752	4,497,354
Total short-term borrowings	$2,842,029		$4,230,732	$5,411,740

(11) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings including maturities and interest rates as of December 31, 2017.

		December 31,
	Maturity Dates	2017	2016
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 1.58%)	2021	$120,000	$120,000
Fixed rate (weighted average rate of 2.00%)	2018-2025	1,510,328	410,529
Total FHLB advances		1,630,328	530,529
Senior notes and subordinated debentures:
1.85% senior notes	2017	—	400,000
2.75% senior notes	2019	600,000	600,000
2.88% senior notes	2022	750,000	—
6.40% subordinated debentures	2017	—	350,000
5.50% subordinated debentures	2020	227,764	227,764
3.88% subordinated debentures	2025	700,000	700,000
5.90% subordinated debentures	2026	71,086	71,086
Fair value of hedged senior notes and subordinated debentures		(867)	36,800
Net unamortized discount		(18,381)	(18,298)
Total senior notes and subordinated debentures		2,329,602	2,367,352
Capital securities:
LIBOR plus 3.05% floating rate debentures payable to State National Capital Trust I	2033	—	15,470
LIBOR plus 2.85% floating rate debentures payable to Texas Regional Statutory Trust I	2034	—	51,547
LIBOR plus 2.60% floating rate debentures payable to TexasBanc Capital Trust I	2034	—	25,774
LIBOR plus 2.79% floating rate debentures payable to State National Statutory Trust II	2034	—	10,310
Unamortized premium		—	569
Total capital securities		—	103,670
Total FHLB and other borrowings		$3,959,930	$3,001,551
During 2017, the Company's 1.85% senior notes with an aggregate principal amount of $400 million and its 6.40% subordinated debentures with an aggregate principal amount of $350 million matured.
In June 2017, the Bank issued $750 million aggregate principal amount of its unsecured senior notes due 2022 that pay a fixed annual coupon of 2.875%.
During 2017, the Company redeemed all of the Trust Preferred Securities issued by its four subsidiary business trusts (TexasBanc Capital Trust I, State National Capital Trust I, State National Statutory Trust II and Texas Regional Statutory Trust I). The aggregate principal amount of these notes was approximately $104 million.

The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged senior notes and subordinated debentures as well as unamortized discounts and premiums, as of December 31, 2017.

	FHLB Advances	Senior Notes and Subordinated Debentures
	(In Thousands)
Maturing:
2018	$300,000	$—
2019	1,150,000	598,055
2020	—	237,946
2021	120,000	—
2022	—	733,927
Thereafter	60,328	759,674
Total	$1,630,328	$2,329,602
(12) Shareholder's Equity
Series A Preferred Stock
In December 2015, the Company completed the sale of 1,150 shares of its Floating Non-Cumulative Perpetual Preferred Stock, Series A at a per share prices of $200,000 to BBVA. As the holder of the Series A Preferred Stock, BBVA will be entitled to receive dividend payments only when, as and if declared by the Company’s Board of Directors or a duly authorized committee thereof. Any such dividends will be payable from the date of original issue at a floating rate per annum equal to the three-month U.S. dollar LIBOR as determined on the relevant dividend determination date plus 5.24%. Any such dividends will be payable on a non-cumulative basis, quarterly in arrears on March 1, June 1, September 1 and December 1, commencing March 1, 2016. Payment of dividends on the Series A Preferred Stock is subject to certain legal, regulatory and other restrictions. Redemption is solely at the Company's option. The Company may, at its option, redeem the Series A Preferred Stock (i) in whole or in part, from time to time, on any dividend payment date on or after December 1, 2022 or (ii) in whole but not in part at any time within 90 days of certain changes to regulatory capital requirements.
At both December 31, 2017 and 2016, the carrying amount of the Series A Preferred Stock, including related surplus, net of issuance costs was approximately $229 million.
Class B Preferred Stock
In December 2000, a subsidiary of the Bank issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $23 million at both December 31, 2017 and 2016 and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock qualifies as Tier 1 capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

	December 31, 2017
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from securities available for sale	$(20,089)	$(5,143)	$(14,946)
Less: reclassification adjustment for net gains on sale of securities in net income	3,033	776	2,257
Net change in unrealized losses on securities available for sale	(23,122)	(5,919)	(17,203)
Change in unamortized net holding losses on investment securities held to maturity	5,076	1,132	3,944
Change in unamortized non-credit related impairment on investment securities held to maturity	1,556	565	991
Net change in unamortized holding losses on securities held to maturity	6,632	1,697	4,935
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	(35,768)	(21,083)	(14,685)
Change in defined benefit plans	(3,501)	(1,301)	(2,200)
Other comprehensive loss	$(55,759)	$(26,606)	$(29,153)

	December 31, 2016
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from securities available for sale	$(76,706)	$(28,668)	$(48,038)
Less: reclassification adjustment for net gains on sale of securities in net income	30,037	11,226	18,811
Net change in unrealized losses on securities available for sale	(106,743)	(39,894)	(66,849)
Change in unamortized net holding losses on investment securities held to maturity	5,848	2,235	3,613
Less: non-credit related impairment on investment securities held to maturity	151	55	96
Change in unamortized non-credit related impairment on investment securities held to maturity	1,438	487	951
Net change in unamortized holding losses on securities held to maturity	7,135	2,667	4,468
Unrealized holding losses arising during period from cash flow hedge instruments	(5,882)	(2,209)	(3,673)
Change in defined benefit plans	(4,826)	(1,964)	(2,862)
Other comprehensive loss	$(110,316)	$(41,400)	$(68,916)

	December 31, 2015
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from securities available for sale	$(26,090)	$(9,455)	$(16,635)
Less: reclassification adjustment for net gains on sale of securities in net income	81,656	29,591	52,065
Net change in unrealized losses on securities available for sale	(107,746)	(39,046)	(68,700)
Change in unamortized net holding losses on investment securities held to maturity	10,948	3,043	7,905
Less: non-credit related impairment on investment securities held to maturity	87	32	55
Change in unamortized non-credit related impairment on investment securities held to maturity	1,661	1,527	134
Net change in unamortized holding losses on securities held to maturity	12,522	4,538	7,984
Unrealized holding gains arising during period from cash flow hedge instruments	3,141	1,854	1,287
Change in defined benefit plans	18,971	7,016	11,955
Other comprehensive loss	$(73,112)	$(25,638)	$(47,474)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Investment Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2015	$(56,326)	$(6,407)	$(29,166)	$(7,437)	$(99,336)
Other comprehensive loss before reclassifications	(48,038)	(1,337)	—	(96)	(49,471)
Amounts reclassified from accumulated other comprehensive income (loss)	(15,198)	(2,336)	(2,862)	951	(19,445)
Net current period other comprehensive income (loss)	(63,236)	(3,673)	(2,862)	855	(68,916)
Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)

Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive loss before reclassifications	(14,946)	(14,252)	—	—	(29,198)
Amounts reclassified from accumulated other comprehensive income (loss)	1,687	(433)	(2,200)	991	45
Net current period other comprehensive income (loss)	(13,259)	(14,685)	(2,200)	991	(29,153)
Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)			Consolidated Statement of Income Caption
	December 31, 2017	December 31, 2016	December 31, 2015
	(In Thousands)
Unrealized Gains (Losses) on Securities Available for Sale and Transferred to Held to Maturity	$3,033	$30,037	$81,656	Investment securities gains, net
	(5,076)	(5,848)	(10,948)	Interest on investment securities held to maturity
	(2,043)	24,189	70,708
	356	(8,991)	(26,548)	Income tax (expense) benefit
	$(1,687)	$15,198	$44,160	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$3,496	$8,370	$13,056	Interest and fees on loans
	(2,441)	(4,629)	(6,934)	Interest and fees on FHLB advances
	1,055	3,741	6,122
	(622)	(1,405)	(4,261)	Income tax expense
	$433	$2,336	$1,861	Net of tax

Defined Benefit Plan Adjustment	$3,501	$4,826	$(18,971)	(2)
	(1,301)	(1,964)	7,016	Income tax (expense) benefit
	$2,200	$2,862	$(11,955)	Net of tax

Unamortized Impairment Losses on Investment Securities Held to Maturity	$(1,556)	$(1,438)	$(1,661)	Interest on investment securities held to maturity
	565	487	1,527	Income tax benefit
	$(991)	$(951)	$(134)	Net of tax

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, for additional details).

(14) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business for trading purposes and for purposes other than trading to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Note 1, Summary of Significant Accounting Policies, for additional information on the Company’s accounting policies related to derivative instruments and hedging activities. For derivatives cleared through central clearing houses the variation margin payments made during 2017 are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a gross basis.

	December 31, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,223,950	$19,399	$16,831	$2,123,950	$38,890	$14,226
Total fair value hedges		19,399	16,831		38,890	14,226
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	9,075,000	325	2	7,625,000	2,340	11,570
Swaps related to FHLB advances	120,000	—	4,424	120,000	—	7,093
Foreign currency contracts:
Forwards related to currency fluctuations	3,220	—	144	3,618	—	380
Total cash flow hedges		325	4,570		2,340	19,043
Total derivatives designated as hedging instruments		$19,724	$21,401		$41,230	$33,269

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$141,000	$85	$130	$251,500	$2,479	$493
Option contracts related to mortgage servicing rights	40,000	38	—	—	—	—
Interest rate lock commitments	114,184	2,416	—	150,616	2,424	32
Equity contracts:
Purchased equity option related to equity-linked CDs	810,011	39,791	—	833,763	57,198	—
Written equity option related to equity-linked CDs	718,428	—	35,562	770,632	—	53,044
Foreign exchange contracts:
Forwards related to commercial loans	358,729	291	3,501	424,155	3,741	1,723
Spots related to commercial loans	83,338	84	245	54,599	134	—
Swap associated with sale of Visa, Inc. Class B shares	99,826	—	2,496	68,308	—	1,708
Futures contracts (3)	1,449,000	—	—	104,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	30,472,359	133,516	134,073	28,000,014	290,238	228,748
Foreign exchange contracts for customers	514,185	12,149	10,524	870,084	28,367	26,317
Total trading account assets and liabilities		145,665	144,597		318,605	255,065
Total free-standing derivative instruments not designated as hedging instruments		$188,370	$186,531		$384,581	$312,065

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
The Company recognized no gains or losses for the years ended December 31, 2017, 2016 and 2015 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2017, the fair value hedges had a weighted average expected remaining term of 4.6 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2017	2016	2015
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(33,092)	$(25,906)	$(19,130)
Hedged long term debt	Interest on FHLB and other borrowings	34,839	25,411	15,395
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	29,483	41,391	46,559
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of the money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2017, 2016 and 2015.
At December 31, 2017, cash flow hedges not terminated had a net fair value of $(4.2) million and a weighted average life of 1.1 years. Net losses of $37.5 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.6 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Consolidated Balance Sheets and the Company’s Consolidated Statements of Income.

	Gain (Loss) for the Years Ended
	December 31,
	2017	2016	2015
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$(14,685)	$(3,673)	$1,287
Amount reclassified from accumulated other comprehensive income (loss) into net income	1,055	3,741	6,122
Amount of ineffectiveness recognized in net income	13	(714)	—
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
The Company also enters into a variety of interest rate contracts and foreign exchange contracts in its trading activities. The primary purpose for using these derivative instruments in the trading account is to facilitate customer transactions. The trading interest rate contract portfolio is actively managed and hedged with similar products to limit market value risk of the portfolio. Changes in the estimated fair value of contracts in the trading account along with the related interest settlements on the contracts are recorded in noninterest income as corporate and correspondent investment sales in the Company’s Consolidated Statements of Income.
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

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2017	2016	2015
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$123	$(138)	$(12)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(2,030)	857	3,801
Interest rate lock commitments	Mortgage banking income	24	(482)	556
Interest rate contracts for customers	Corporate and correspondent investment sales	29,155	24,507	28,533
Option contracts related to mortgage servicing rights	Corporate and correspondent investment sales	(605)	(264)	(195)
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	—	(6)	6
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(18,704)	(2,178)	(17,112)
Written equity option related to equity-linked CDs	Other expense	18,581	3,515	17,761
Foreign currency contracts:
Swap and forward contracts related to commercial loans	Other income	(38,885)	12,368	54,441
Spot contracts related to commercial loans	Other income	5,512	451	(9,366)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	10,451	3,971	2,656
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2017, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $146 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no net credit losses associated with derivative instruments classified as trading at December 31, 2017. There were $2.5 million and $9 thousand in net credit losses associated with derivative instruments classified as trading for the years ended December 31, 2016 and 2015, respectively. At December 31, 2017 and 2016, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions have credit risk of $20 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2017 and 2016, the Company had recorded the right to reclaim cash collateral of $92 million and $103 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $24 million and $37 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2017 was $31 million for which the Company has collateral requirements of $30 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017, the Company’s collateral requirements to its counterparties would increase by $1 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2016 was $30 million for which the Company had collateral requirements of $29 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2017
Derivative financial assets:
Subject to a master netting arrangement	$93,409	$—	$93,409	$—	$21,423	$71,986
Not subject to a master netting arrangement	114,685	—	114,685	—	—	114,685
Total derivative financial assets	$208,094	$—	$208,094	$—	$21,423	$186,671

Derivative financial liabilities:
Subject to a master netting arrangement	$108,955	$—	$108,955	$4,545	$92,396	$12,014
Not subject to a master netting arrangement	98,977	—	98,977	—	—	98,977
Total derivative financial liabilities	$207,932	$—	$207,932	$4,545	$92,396	$110,991

December 31, 2016
Derivative financial assets:
Subject to a master netting arrangement	$234,002	$—	$234,002	$—	$33,212	$200,790
Not subject to a master netting arrangement	191,809	—	191,809	—	—	191,809
Total derivative financial assets	$425,811	$—	$425,811	$—	$33,212	$392,599

Derivative financial liabilities:
Subject to a master netting arrangement	$248,669	$—	$248,669	$9,685	$102,603	$136,381
Not subject to a master netting arrangement	96,665	—	96,665	—	—	96,665
Total derivative financial liabilities	$345,334	$—	$345,334	$9,685	$102,603	$233,046

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(15) Securities Financing Activities
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial asset and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 14, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. Treasury and other U.S. government agencies securities and mortgage-backed securities.

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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2017 (2)
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$93,664	$67,751	$25,913	$25,913	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$85,632	$67,751	$17,881	$17,881	$—	$—

December 31, 2016 (2)
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$3,164,039	$3,069,489	$94,550	$94,550	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,095,655	$3,069,488	$26,167	$26,167	$—	$—

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(2)
The decrease in gross amounts recognized from December 31, 2016 to December 31, 2017, relates to a reduction in securities purchased under agreements to resell and securities sold under agreements to repurchase held by BSI.

Collateral Associated with Securities Financing Activities
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
	(In Thousands)
December 31, 2017
Securities sold under agreements repurchase:
U.S. Treasury and other U.S. government agencies securities	$4,906	$—	$12,900	$4,981	$22,787
Mortgage-backed securities	—	—	62,845	—	62,845
Total	$4,906	$—	$75,745	$4,981	$85,632

December 31, 2016
Securities sold under agreements repurchase:
U.S. Treasury and other U.S. government agencies securities	$1,408,736	$806,526	$798,089	$—	$3,013,351
Mortgage-backed securities	—	—	82,304	—	82,304
Total	$1,408,736	$806,526	$880,393	$—	$3,095,655
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company mitigates the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At December 31, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $94 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $91 million. At December 31, 2016, the fair value of collateral received related to securities purchased under agreements to resell was $3.1 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.1 billion.
(16) Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases certain facilities and equipment for use in its businesses. The leases for facilities are generally for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of five years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2017, the Company had $25.3 million of assets recorded as capital leases for which $14.5 million of accumulated depreciation had been recognized.

The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2017:

	Operating Lease	Capital Lease
	(In Thousands)
2018	$66,172	$2,155
2019	63,864	2,191
2020	55,868	2,227
2021	49,831	2,136
2022	42,993	1,904
Thereafter	156,456	8,524
Total	$435,184	$19,137
The Company incurred lease expense of $84.3 million, $81.0 million and $75.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company received lease income of $6.8 million, $6.6 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to space leased to third parties.
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit.

	December 31,
	2017	2016
	(In Thousands)
Commitments to extend credit	$27,743,387	$27,070,935
Standby and commercial letters of credit	1,446,903	1,474,405
Commitments to extend credit are agreements to lend to customers on certain terms and conditions as long as all conditions are satisfied and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby and commercial letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions, and expire in decreasing amounts with terms ranging from one to four years.
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At December 31, 2017 and 2016, the recorded amount of these deferred fees was $9 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2017, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.4 billion. At December 31, 2017 and 2016, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet of $83 million and $77 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both December 31, 2017 and 2016, the amount of potential recourse was $19 million, of which the Company had reserved $793 thousand and $681 thousand, respectively, which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At both December 31, 2017 and 2016, the Company recorded $1 million of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold.
Loss Sharing Agreement
In connection with the Guaranty acquisition, the Bank entered into loss sharing agreements with the FDIC. In accordance with the terms of the loss sharing agreements, the FDIC's obligation to reimburse the Bank for losses with respect to the acquired loans and acquired OREO begins with the first dollar of incurred losses, as defined in the loss sharing agreements. The loss sharing agreements provide for FDIC loss sharing for five years for commercial loans and 10 years for single family residential loans. The loss sharing agreement for commercial loans expired in the fourth quarter of 2014.
On July 12, 2017, the Company terminated the loss share agreement with the FDIC ahead of the contractual maturity. Under the terms of the agreement, the Company made a net payment of $132 million to the FDIC in July as consideration for early termination of the shared-loss agreement and settlement of the FDIC indemnification liability. The termination resulted in a $1.8 million gain for the year ended December 31, 2017 which was recorded in other noninterest income in the Company's Consolidated Statements of Income.
Low Income Housing Tax Credit Partnerships
The Company has committed to make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments will be to facilitate the sale of additional affordable housing product offerings and to assist in achieving goals associated with the Community Reinvestment Act, and to achieve a satisfactory return on capital. The total unfunded commitment associated with these investments at December 31, 2017 and 2016 were $373 million and $289 million, respectively.
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

In January 2014, BBVA Compass was named as a defendant in a lawsuit filed in the District Court of Dallas County, Texas, David Bagwell, individually and as Trustee of the David S. Bagwell Trust, et al. v. BBVA Compass, et al., wherein the plaintiffs (who are the borrowers and guarantors of the underlying loans) allege that BBVA Compass wrongfully sold their loans to a third party after representing that it would not do so. The plaintiffs seek unspecified monetary relief. The estimated exposure in this lawsuit was upgraded in July 2017 after the Company received the plaintiff’s revised damages allegations. Following trial in December 2017, the jury rendered a verdict in favor of the plaintiffs totaling $98 million. Plaintiffs have requested a judgment in the amount of $79 million plus interest, but the court has not yet entered a judgment. BBVA Compass will vigorously contest the verdict and judgment in post-trial motions and on appeal. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2016, BBVA Securities Inc. (“BSI”) was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration materials and prospectuses filed with the Securities and Exchange Commission in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline and underwritten by BSI, among others. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In March 2016, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court of the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA Compass, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that BBVA Compass wrongfully sold their loan to a third party, and wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In December 2016, BBVA Compass was named as a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Southern District of New York, In re: SunEdison, Inc., et al. // Official Committee of Unsecured Creditors v. BBVA Compass, et al., wherein the plaintiffs allege that the first-lien lenders (including BBVA Compass) exercised undue influence and control over SunEdison’s bankruptcy, that SunEdison improperly incurred secured debt through second-lien secured notes to the detriment of SunEdison’s unsecured creditors shortly before SunEdison filed its bankruptcy petition, and that the second-lien notes constitute avoidable fraudulent transfers under the Bankruptcy Code. The plaintiffs seek unspecified monetary relief. The parties reached a settlement that was approved by the Bankruptcy Court as part of an overall plan that was implemented in December 2017. Under the terms of that settlement, there is not a material adverse impact to the Company.

In December 2016, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Robert Hossfeld, individually and on behalf of all others similarly situated v. BBVA Compass and MSR Group, LLC, alleging violations of the Telephone Consumer Protection Act in the context of customer satisfaction survey calls to the cell phones of individuals who have not given, or who have withdrawn, consent to receive calls on their cell phones. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In September 2017, BBVA Compass was named as a defendant in putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Lara Bellissimo, individually and on behalf of similarly situated individuals v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of collections calls to the cell phones of individuals who were not the individuals that provided the phone numbers to BBVA Compass. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In November 2017, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York, Stabilis Fund II, LLC v. BBVA Compass, alleging that BBVA Compass fraudulently induced the plaintiff to purchase a loan that subsequently became the subject of litigation. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2018, BBVA Compass was named as a defendant in putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Petra Lopez and Colea Wright, on behalf of themselves and all others similarly situated v. BBVA Compass, challenging BBVA Compass’ assessment of certain overdraft fees. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2018, BBVA Compass was named as a defendant in putative class action lawsuit filed in the United States District Court for the Western District of Texas, Daniel Andrade, Sr. and Elizabeth M. Andrade, individually and as the representative of a class of similarly situated persons v. BBVA Compass and Taherzadeh, PLLC, alleging that BBVA Compass improperly assesses default rate interest on HELOCs prior to default and without prior notice. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

The Company is or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding the Company’s business. Such matters may result in material adverse consequences, including without limitation adverse judgments, settlements, fines, penalties, orders, injunctions, alterations in the Company’s business practices or other actions, and could result in additional expenses and collateral costs, including reputational damage, which could have a material adverse impact on the Company’s business, consolidated financial position, results of operations or cash flows.
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At December 31, 2017, the Company had accrued legal reserves in the amount of $29 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $76 million. This estimated range of reasonably possible losses is based on information available at December 31, 2017. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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
At December 31, 2017, the Company and the Bank, remain above the applicable U.S. regulatory capital requirements. Under the U.S. Basel III capital rule, the current minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject are as follows:

	2017 (1)	2016 (2)
CET1 Risk-Based Capital Ratio	5.750%	5.125%
Tier 1 Risk-Based Capital Ratio	7.250	6.625
Total Risk-Based Capital Ratio	9.250	8.625
Tier 1 Leverage Ratio	4.000	4.000

(1)	At December 31, 2017, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 1.250%.

(2)	At December 31, 2016, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 0.625%.
The following table presents the Transitional Basel III regulatory capital ratios at December 31, 2017 and 2016 for the Company and the Bank.

	Amount		Ratios
	2017	2016	2017	2016
	(Dollars in Thousands)
Risk-based capital
CET1:
BBVA Compass Bancshares, Inc.	$7,964,877	$7,669,118	11.80%	11.49%
Compass Bank	7,301,630	7,272,273	10.88	10.93
Tier 1:
BBVA Compass Bancshares, Inc.	8,199,077	7,907,518	12.15	11.85
Compass Bank	7,305,830	7,280,673	10.89	10.95
Total:
BBVA Compass Bancshares, Inc.	9,689,834	9,550,482	14.36	14.31
Compass Bank	9,007,719	9,020,099	13.43	13.56
Leverage:
BBVA Compass Bancshares, Inc.	8,199,077	7,907,518	9.98	9.46
Compass Bank	7,305,830	7,280,673	9.10	9.14
Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $1.9 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2017; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2017 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances approximated $2.8 billion and $1.9 billion for the years ended December 31, 2017 and 2016, respectively.
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
During 2014, the Company announced to all active participants the sunsetting of the pension plan on December 31, 2017. Beginning on this date, active participants will no longer be credited with future service but rather will be transitioned into the employer funded portion of the Company's defined contribution plan.
The following tables summarize the Company’s defined benefit pension plan.
Obligations and Funded Status

	Years Ended December 31,
	2017	2016
	(In Thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$340,191	$329,736
Service cost	3,542	3,784
Interest cost	11,685	11,668
Actuarial (gain) loss	22,171	8,374
Benefits paid	(13,737)	(13,371)
Benefit obligation, at end of year	363,852	340,191
Change in plan assets:
Fair value of plan assets, at beginning of year	336,627	338,266
Actual return on plan assets	26,035	11,732
Benefits paid	(13,737)	(13,371)
Fair value of plan assets, at end of year	348,925	336,627

Funded status	(14,927)	(3,565)
Net actuarial loss	43,430	37,445
Net amount recognized	$28,503	$33,880
Amounts recognized on the Company’s Consolidated Balance Sheets consist of:

	December 31,
	2017	2016
	(In Thousands)
Accrued expenses and other liabilities	$(14,927)	$(3,565)
Deferred tax – other assets	10,267	13,907
Accumulated other comprehensive loss	33,163	23,538
Net amount recognized	$28,503	$33,880
The accumulated benefit obligation for the Company’s defined benefit pension plan was $364 million and $338 million at December 31, 2017 and 2016, respectively. The Company anticipates amortizing $546 thousand of the actuarial loss from accumulated other comprehensive income over the next twelve months.

The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income are as follows.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Service cost	$3,542	$3,784	$4,754
Interest cost	11,685	11,668	14,459
Expected return on plan assets	(10,087)	(10,446)	(10,537)
Recognized actuarial loss	—	—	563
Net periodic benefit cost	$5,140	$5,006	$9,239
The following table provides additional information related to the Company’s defined benefit pension plan.

	Years Ended December 31,
	2017	2016
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$9,625	$4,416

Weighted average assumptions used to determine benefit obligation at December 31:
Discount rate	3.57%	4.04%
Rate of compensation increase	N/A	3.00%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate - benefit obligations	4.04%	4.29%
Discount rate - service cost	4.22%	4.52%
Discount rate - interest cost	3.51%	3.62%
Expected return on plan assets	3.06%	3.15%
Rate of compensation increase	3.00%	3.00%
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
Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2018	$14,753
2019	15,348
2020	16,255
2021	17,072
2022	17,992
2023-2027	99,976
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2017 and include benefits attributable to estimated future employee service.

Plan Assets
The Company’s Retirement Committee sets the investment policy for the defined benefit pension plan and reviews investment performance and asset allocation on a quarterly basis. The current asset allocation for the plan is entirely allocated to fixed income securities, including U.S. Treasury and other U.S. government securities, corporate debt securities and municipal debt securities, as well as cash and cash equivalent securities.
The following table presents the fair value of the Company’s defined benefit pension plan assets.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2017
Assets:
Cash and cash equivalents	$18,985	$18,985	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	235,621	218,200	17,421	—
States and political subdivisions	6,401	—	6,401	—
Corporate bonds	87,918	—	87,918	—
Total fixed income securities	329,940	218,200	111,740	—
Fair value of plan assets	$348,925	$237,185	$111,740	$—

December 31, 2016
Assets:
Cash and cash equivalents	$12,463	$12,463	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	221,242	200,391	20,851	—
States and political subdivisions	6,771	—	6,771	—
Corporate bonds	96,151	—	96,151	—
Total fixed income securities	324,164	200,391	123,773	—
Fair value of plan assets	$336,627	$212,854	$123,773	$—
In general, the fair value applied to the Company’s defined benefit pension plan assets is based upon quoted market prices or Level 1 measurements, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market based parameters as inputs, or Level 2 measurements. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place, such as projections of future cash flows, loss assumptions and discount rates. See Note 20, Fair Value Measurements, for a further discussion of the fair value hierarchy.
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $33 million at both December 31, 2017 and 2016, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans were $1.5 million, $2.0 million and $2.0 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the Company had $11.6 million and $9.0 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.

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
In aggregate, the Company recognized $38.1 million, $37.2 million, and $34.8 million of expense recorded in salaries, benefits and commissions in the Company's Consolidated Statements of Income related to this defined contribution plan for the years ended December 31, 2017, 2016, and 2015, respectively.
(19) Income Taxes
Income tax expense consisted of the following:

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Current income tax expense:
Federal	$158,531	$154,572	$275,135
State	19,588	13,322	12,409
Total	178,119	167,894	287,544
Deferred income tax expense (benefit):
Federal	141,093	(19,973)	(102,070)
State	(3,136)	(1,900)	(8,972)
Total	137,957	(21,873)	(111,042)
Total income tax expense	$316,076	$146,021	$176,502

Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	Years Ended December 31,
	2017		2016		2015
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$271,902	35.0%	$181,140	35.0%	$239,351	35.0%
Increase (decrease) resulting from:
Goodwill impairment	—	—	20,965	4.0	5,950	0.9
Tax-exempt interest income	(56,814)	(7.3)	(51,246)	(9.9)	(49,170)	(7.2)
Change in valuation allowance	(1,167)	(0.2)	402	0.1	(2,029)	(0.3)
Bank owned life insurance	(5,988)	(0.8)	(6,035)	(1.2)	(6,082)	(0.9)
Income tax credits	(25,635)	(3.3)	(11,257)	(2.2)	(10,238)	(1.5)
State income tax, net of federal income taxes	14,118	1.8	7,106	1.4	4,154	0.6
Revaluation of net deferred tax assets (1)	121,244	15.7	—	—	—	—
Other	(1,584)	(0.2)	4,946	1.0	(5,434)	(0.8)
Income tax expense	$316,076	40.7%	$146,021	28.2%	$176,502	25.8%
(1) Includes approximately $40 million of expense related to items in accumulated other comprehensive income in which the related tax effects were originally recognized in other comprehensive income.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into legislation, which reduces the corporate tax rate from 35% to 21% effective January 1, 2018. ASC Topic 740, Income Taxes, requires the effect of a change in tax laws or rates to be recognized as of the date of enactment. The Company has recorded tax expense of $121.2 million, primarily due to the remeasurement of deferred tax assets and liabilities at the federal tax rate of 21%. At December 31, 2017, the Company has recorded the effects of the change in tax law for the deferred tax assets and tax liabilities for which the accounting is complete and reported provisional amounts for the effects of the tax law changes for the deferred tax assets and liabilities for which the accounting is not complete, but for which a reasonable estimate can be determined. The Company may have to adjust the provisional amounts when it obtains, prepares or analyzes additional information about facts and circumstances that existed at the enactment date when the Company files its federal tax return for the tax year 2018 but no later than the measurement period of one year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
	2017	2016
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$197,563	$309,655
Accrued expenses	89,847	121,459
Loan valuation	—	48,880
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	73,424	98,916
Other real estate owned	467	567
Nonaccrual interest	17,737	22,707
Federal net operating loss carryforwards	6,906	15,041
Other	35,416	57,216
Gross deferred taxes	421,360	674,441
Valuation allowance	(11,641)	(14,639)
Total deferred tax assets	409,719	659,802
Deferred tax liabilities:
Premises and equipment	147,542	243,113
Core deposit and other acquired intangibles	6,864	13,117
Capitalized loan costs	32,584	47,527
Loan valuation	1,648	—
Other	12,832	24,309
Total deferred tax liabilities	201,470	328,066
Net deferred tax asset	$208,249	$331,736
As of December 31, 2017 and 2016, the Company has approximately $14.1 million and $24.1 million of federal net operating loss carryforwards for future utilization, primarily attributable to Simple in 2017 and 2016. These losses begin to expire in 2034. The Company believes that it is more likely than not that the benefit from these deferred tax assets will be realized.
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2017 and 2016. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $4.0 million and $6.6 million against the assets at December 31, 2017 and 2016, respectively.
Additionally, the Company has state net operating loss carryforwards of approximately $231.0 million and $238.0 million at December 31, 2017 and 2016, respectively.  These state net operating losses expire in years 2018 through 2034.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $7.7 million and $8.0 million at December 31, 2017 and 2016, respectively, related to these state net operating loss carryforwards.

The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Unrecognized income tax benefits, at beginning of year	$13,615	$16,552	$28,286
Increases for tax positions related to:
Prior years	414	—	58
Current year	2,196	1,933	1,537
Decreases for tax positions related to:
Prior years	—	(2,185)	(85)
Current year	—	—	—
Settlement with taxing authorities	—	(1,174)	(583)
Expiration of applicable statutes of limitation	(1,309)	(1,511)	(12,661)
Unrecognized income tax benefits, at end of year	$14,916	$13,615	$16,552
During the years ended December 31, 2017, 2016 and 2015, the Company recognized benefits of $(872) thousand, $(1.8) million and $(3.2) million, respectively, for interest and penalties related to the unrecognized tax benefits noted above. At December 31, 2017 and 2016, the Company had approximately $4.3 million and $5.1 million, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2017, 2016 and 2015 were $14.9 million, $13.6 million and $16.6 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2014-2017
Various states (1)	2006-2017
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.
It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $7 million in 2018 due to statute expiration and audit settlement.
(20) Fair Value Measurements
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

•
Collateralized mortgage obligations are valued using market-based pricing matrices that are based on observable inputs including reported trades, bids, offers, dealer quotes, U.S. Treasury yields, U.S. dollar swap yields, market convention prepayment speeds, tranche-specific characteristics, prepayment history, and collateral characteristics. Fair value measurements for collateralized mortgage obligations are classified as Level 2 measurements.

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

•
Other derivative assets and liabilities consist primarily of interest rate contracts. The Company’s interest rate contracts are valued utilizing Level 2 observable inputs (yield curves and volatilities) to determine a current market price for each interest rate contract. These valuations are classified as Level 2 measurements.

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
The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. Both the mortgage loans held for sale and the related forward contracts are classified as Level 2 measurements.
At both December 31, 2017 and 2016, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net gains (losses) of $748 thousand, $(658) thousand and $(4.2) million resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2017, 2016, and 2015, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(2.0) million, $857 thousand and $3.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2017
Residential mortgage loans held for sale	$67,110	$64,992	$2,118
December 31, 2016
Residential mortgage loans held for sale	$105,257	$103,886	$1,371
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
Other assets - SBIC – A component of other assets measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy are SBIC investments. The SBIC investments are valued initially based upon transaction price. Valuation factors such as recent or proposed purchase or sale of debt or equity of the issuer, pricing by other dealers in similar securities, size of position held, liquidity of the market, and changes in economic conditions affecting the issuer, are used in the determination of estimated fair value.

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$74,195	$74,195	$—	$—
State and political subdivisions securities	557	—	557	—
Other debt securities	79	—	79	—
Interest rate contracts	133,516	—	133,516	—
Foreign exchange contracts	12,149	—	12,149	—
Total trading account assets	220,496	74,195	146,301	—
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	4,204,438	3,248,898	955,540	—
Agency mortgage-backed securities	2,812,800	—	2,812,800	—
Agency collateralized mortgage obligations	5,200,011	—	5,200,011	—
States and political subdivisions	2,383	—	2,383	—
Equity securities (1)	13,930	13,577	—	353
Total investment securities available for sale	12,233,562	3,262,475	8,970,734	353
Loans held for sale	67,110	—	67,110	—
Derivative assets:
Interest rate contracts	22,263	38	19,809	2,416
Equity contracts	39,791	—	39,791	—
Foreign exchange contracts	375	—	375	—
Total derivative assets	62,429	38	59,975	2,416
Other assets - MSR	49,597	—	—	49,597
Other assets - SBIC	45,042	—	—	45,042
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies securities	$17,996	$17,996	$—	$—
Interest rate contracts	134,073	—	134,073	—
Foreign exchange contracts	10,524	—	10,524	—
Total trading account liabilities	162,593	17,996	144,597	—
Derivative liabilities:
Interest rate contracts	21,387	—	21,387	—
Equity contracts	35,562	—	35,562	—
Foreign exchange contracts	3,890	—	3,890	—
Total derivative liabilities	60,839	—	60,839	—

(1)	Excludes $450 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2017. These securities are carried at par.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$2,820,797	$2,820,797	$—	$—
State and political subdivisions securities	219	—	219	—
Other debt securities	4,120	—	4,120	—
Interest rate contracts	290,238	—	290,238	—
Foreign exchange contracts	28,367	—	28,367	—
Other trading assets	859	—	—	859
Total trading account assets	3,144,600	2,820,797	322,944	859
Investment securities available for sale:
U.S. Treasury and other U.S. government agencies	2,374,331	1,266,564	1,107,767	—
Agency mortgage-backed securities	3,763,338	—	3,763,338	—
Agency collateralized mortgage obligations	5,098,928	—	5,098,928	—
States and political subdivisions	8,641	—	8,641	—
Equity securities (1)	16,565	16,272	—	293
Total investment securities available for sale	11,261,803	1,282,836	9,978,674	293
Loans held for sale	105,257	—	105,257	—
Derivative assets:
Interest rate contracts	46,133	—	43,709	2,424
Equity contracts	57,198	—	57,198	—
Foreign exchange contracts	3,875	—	3,875	—
Total derivative assets	107,206	—	104,782	2,424
Other assets - MSR	51,428	—	—	51,428
Other assets - SBIC	15,639	—	—	15,639
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,750,085	$2,750,085	$—	$—
Other debt securities	2,892	—	2,892	—
Interest rate contracts	228,748	—	228,748	—
Foreign exchange contracts	26,317	—	26,317	—
Total trading account liabilities	3,008,042	2,750,085	257,957	—
Derivative liabilities:
Interest rate contracts	33,414	—	33,382	32
Equity contracts	53,044	—	53,044	—
Foreign exchange contracts	2,103	—	2,103	—
Total derivative liabilities	88,561	—	88,529	32

(1)	Excludes $403 million of FHLB and Federal Reserve stock required to be owned by the Company at December 31, 2016. These securities are carried at par.

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the years ended December 31, 2017 and 2016. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Trading Assets	Equity Securities	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2015	$1,117	$253	$2,874	$44,541	$—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(258)	—	(482)	(3,231)	—
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	41	—	—	15,639
Issuances	—	—	—	10,118	—
Sales	—	(1)	—	—	—
Settlements	—	—	—	—	—
Balance, December 31, 2016	$859	$293	$2,392	$51,428	$15,639
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2016	$(258)	$—	$(482)	$(3,231)	$—

Balance, December 31, 2016	$859	$293	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(859)	—	24	(8,929)	10,088
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	63	—	—	19,315
Issuances	—	—	—	7,098	—
Sales	—	(3)	—	—	—
Settlements	—	—	—	—	—
Balance, December 31, 2017	$—	$353	$2,416	$49,597	$45,042
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2017	$(859)	$—	$24	$(8,929)	$10,088

(1)	Included in noninterest income in the Consolidated Statements of Income.
Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2017 and 2016 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$1,659	$—	$—	$1,659	$(242)
Impaired loans (1)	70,749	—	—	70,749	(90,553)
OREO	17,278	—	—	17,278	(5,577)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Investment securities held to maturity	$2,550	$—	$—	$2,550	$(130)
Loans held for sale	56,592	—	56,592	—	(8,295)
Impaired loans (1)	59,807	—	—	59,807	(69,051)
OREO	21,112	—	—	21,112	(3,438)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
The following is a description of the methodologies applied for valuing these assets:
Investment securities held to maturity – Nonrecurring fair value adjustments on investment securities held to maturity reflect impairment write-downs which the Company believes are other than temporary. For analyzing these securities, the Company has retained a third-party valuation firm. Impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages using security-specific collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions such as current default rates, prepayment rates, and loss severities. The Company develops these assumptions through the use of market data published by third-party sources in addition to historical analysis which includes actual delinquency and default information through the current period. The expected cash flows are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. As the fair value assessments are derived using a discounted cash flow modeling approach, the nonrecurring fair value adjustments are classified as Level 3 measurements.
Impaired Loans – Impaired loans measured at fair value on a non-recurring basis represent the carrying value of impaired loans for which adjustments are based on the appraised value of the collateral. Nonrecurring fair value adjustments to impaired loans reflect full or partial write-downs that are generally based on the fair value of the underlying collateral supporting the loan. Loans subjected to nonrecurring fair value adjustments based on the current estimated fair value of the collateral are classified as Level 3 measurements.
OREO – OREO is recorded at the lower of recorded balance or fair value, which is based on appraisals and third-party price opinions, less estimated costs to sell. The fair value is classified as Level 3 measurements.

The tables below present quantitative information about the significant unobservable inputs for material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring and nonrecurring basis.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts	$2,416	Discounted cash flow	Closing ratios (pull-through)	24.9% - 99.3% (66.1%)
			Cap grids	0.2% - 2.3% (0.9%)
Other assets - MSRs	49,597	Discounted cash flow	Option adjusted spread	4.6% - 17.2% (8.2%)
			Constant prepayment rate or life speed	0.0% - 46.7% (8.6%)
			Cost to service	$65 - $4,000 ($81)
Other assets - SBIC investments	45,042	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Investment securities held to maturity	$1,659	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	70,749	Appraised value	Appraised value	0.0% - 100.0% (19.2%)
OREO	17,278	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2016	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Other trading assets	$859	Discounted cash flow	Default rate	10.1%
			Prepayment rate	6.2% - 11.1% (8.2%)
Interest rate contracts	2,392	Discounted cash flow	Closing ratios (pull-through)	18.6% - 99.1% (68.5%)
			Cap grids	0.1% - 2.3% (1.1%)
Other assets - MSRs	51,428	Discounted cash flow	Option adjusted spread	6.1% - 18.6% (8.1%)
			Constant prepayment rate or life speed	1.3% - 62.0% (15.7%)
			Cost to service	$65 - $4,000 ($79)
Other assets - SBIC investments	15,639	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Investment securities held to maturity	$2,550	Discounted cash flow	Prepayment rate	10.9%
			Default rate	9.2%
			Loss severity	63.7%
Impaired loans	59,807	Appraised value	Appraised value	0.0% - 80.0% (31.9%)
OREO	21,112	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.

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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,082,826	$4,082,826	$4,082,826	$—	$—
Investment securities held to maturity	1,046,093	1,040,543	—	—	1,040,543
Loans, net	60,781,008	57,906,982	—	—	57,906,982
Liabilities:
Deposits	$69,256,313	$69,302,597	$—	$69,302,597	$—
FHLB and other borrowings	3,959,930	4,010,308	—	4,010,308	—
Federal funds purchased and securities sold under agreements to repurchase	19,591	19,591	—	19,591	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,251,786	$3,251,786	$3,251,786	$—	$—
Investment securities held to maturity	1,203,217	1,182,009	—	—	1,182,009
Loans, net	59,222,970	56,283,761	—	—	56,283,761
Liabilities:
Deposits	$67,279,533	$67,359,299	$—	$67,359,299	$—
FHLB and other borrowings	3,001,551	3,001,836	—	3,001,836	—
Federal funds purchased and securities sold under agreements to repurchase	39,052	39,052	—	39,052	—
Other short-term borrowings	50,000	50,000	—	50,000	—
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

(21) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities.

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$458,660	$460,766	$405,548
Net income taxes paid	164,875	163,917	273,578
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$28,986	$26,235	$20,781
Transfer of loans to loans held for sale	—	828,910	906,857
Transfer of loans held for sale to loans	—	—	511,400
Issuance of restricted stock, net of cancellations	(689)	(1,686)	2,595
Business combinations:
Assets acquired	$—	$—	$14,327
Liabilities assumed	—	—	977

(22) Segment Information
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
During the fourth quarter of 2017, the Company reorganized its segment reporting structure. As a result of this reorganization the Consumer and Commercial Banking segment was divided into two operating segments: (1) Commercial Banking and Wealth and (2) Retail Banking. At December 31, 2017, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.

The Commercial Banking and Wealth segment serves the Company’s commercial customers through its wide array of banking and investment services to businesses in the Company’s markets. The segment also provides private banking and wealth management services to high net worth individuals, including specialized investment portfolio management, traditional credit products, traditional trust and estate services, investment advisory services, financial counseling and customized services to companies and their employees. The Commercial Banking and Wealth segment also supports its commercial customers with capabilities in treasury management, accounts receivable purchasing, asset-based lending, international services, and insurance and interest rate protection and investment products. The Commercial Banking and Wealth segment is also responsible for the Company's small business customers and indirect automobile portfolio.

The Retail Banking segment serves the Company’s consumer customers through its full-service banking centers, private client offices throughout the U.S., and alternative delivery channels such as internet, mobile ATMs and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services including home mortgages, consumer loans, credit and debit cards, and deposit accounts.
The Corporate and Investment Banking segment is responsible for providing a wide array of banking and investment services to corporate and institutional clients. In addition to traditional credit and deposit products, the Corporate and Investment Banking segment also supports its customers with capabilities in treasury management, accounts receivable purchasing, asset-based lending, foreign-exchange and international services, and interest rate protection and investment products.

The Treasury segment's primary function is to manage the liquidity and funding positions of the Company, the interest rate sensitivity of the Company's balance sheet and the investment securities portfolio.
Corporate Support and Other includes activities that are not directly attributable to the operating segments, such as, the activities of the Parent and corporate support functions that are not directly attributable to a strategic business segment, as well as the elimination of intercompany transactions. Corporate Support and Other also includes the activities associated with Simple.
The following table presents the segment information for the Company’s segments.

	December 31, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$1,114,619	$947,687	$158,000	$26,753	$83,108	$2,330,167
Allocated provision for loan losses	70,748	171,949	6,906	—	38,090	287,693
Noninterest income	209,261	457,216	195,434	12,074	171,990	1,045,975
Noninterest expense	632,824	1,164,927	148,754	24,921	340,161	2,311,587
Net income (loss) before income tax expense (benefit)	620,308	68,027	197,774	13,906	(123,153)	776,862
Income tax expense	217,108	23,809	69,221	4,867	1,071	316,076
Net income (loss)	403,200	44,218	128,553	9,039	(124,224)	460,786
Less: net income attributable to noncontrolling interests	299	—	—	1,685	21	2,005
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$402,901	$44,218	$128,553	$7,354	$(124,245)	$458,781
Average total assets	$35,874,760	$18,084,514	$10,072,542	$15,475,862	$7,850,620	$87,358,298

	December 31, 2016
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,140,639	$905,460	$158,347	$(14,257)	$(122,508)	$2,067,681
Allocated provision for loan losses	124,054	96,428	56,963	—	25,144	302,589
Noninterest income	204,387	457,975	187,782	54,228	151,602	1,055,974
Noninterest expense	629,931	1,148,818	181,635	21,096	322,042	2,303,522
Net income (loss) before income tax expense (benefit)	591,041	118,189	107,531	18,875	(318,092)	517,544
Income tax expense (benefit)	206,865	41,366	37,636	6,606	(146,452)	146,021
Net income (loss)	384,176	76,823	69,895	12,269	(171,640)	371,523
Less: net income attributable to noncontrolling interests	310	—	—	1,713	(13)	2,010
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$383,866	$76,823	$69,895	$10,556	$(171,627)	$369,513
Average total assets	$36,499,711	$17,513,245	$13,332,010	$16,220,449	$7,498,945	$91,064,360

	December 31, 2015
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,025,130	$828,335	$173,840	$24,221	$(38,549)	$2,012,977
Allocated provision for loan losses	88,882	46,636	58,337	—	(217)	193,638
Noninterest income	204,956	469,430	165,656	91,439	147,893	1,079,374
Noninterest expense	594,582	1,143,441	159,524	20,119	297,187	2,214,853
Net income (loss) before income tax expense (benefit)	546,622	107,688	121,635	95,541	(187,626)	683,860
Income tax expense (benefit)	191,318	37,691	42,572	33,439	(128,518)	176,502
Net income (loss)	355,304	69,997	79,063	62,102	(59,108)	507,358
Less: net income attributable to noncontrolling interests	488	—	—	1,740	—	2,228
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$354,816	$69,997	$79,063	$60,362	$(59,108)	$505,130
Average total assets	$35,000,182	$17,845,225	$13,901,379	$14,520,289	$7,122,104	$88,389,179
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2016 and 2015 segment information has been revised to conform to the 2017 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(23) Parent Company Financial Statements
The condensed financial information for BBVA Compass Bancshares, Inc. (Parent company only) is presented as follows:
Parent Company Balance Sheets

	December 31,
	2017	2016
	(In Thousands)
Assets:
Cash and cash equivalents	$276,223	$222,314
Investment securities available for sale	209,458	200,045
Investments in subsidiaries:
Banks	12,092,248	12,096,195
Non-banks	395,806	288,900
Other assets	52,943	48,900
Total assets	$13,026,678	$12,856,354
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$42,429	$134,668
Shareholder’s equity	12,984,249	12,721,686
Total liabilities and shareholder’s equity	$13,026,678	$12,856,354
Parent Company Statements of Income

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Income:
Dividends from banking subsidiaries	$400,000	$270,000	$101,000
Dividends from non-bank subsidiaries	112	110	20,098
Other	6,333	2,743	318
Total income	406,445	272,853	121,416
Expense:
Salaries and employee benefits	3,898	1,877	—
Other	10,603	12,521	8,927
Total expense	14,501	14,398	8,927
Income before income tax benefit and equity in undistributed earnings of subsidiaries	391,944	258,455	112,489
Income tax benefit	(979)	(5,028)	(3,866)
Income before equity in undistributed earnings of subsidiaries	392,923	263,483	116,355
Equity in undistributed earnings of subsidiaries	65,858	106,030	388,775
Net income	$458,781	$369,513	$505,130
Other comprehensive loss (1)	(29,153)	(68,916)	(47,474)
Comprehensive income	$429,628	$300,597	$457,656

(1)	See Consolidated Statement of Comprehensive Income detail.

Parent Company Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In Thousands)
Operating Activities:
Net income	$458,781	$369,513	$505,130
Adjustments to reconcile net income to cash provided by operations:
Amortization of stock based compensation	—	3,947	4,128
Depreciation	1,272	68	54
Equity in undistributed earnings of subsidiaries	(65,858)	(106,030)	(388,775)
Increase in other assets	(3,827)	(2,723)	(2,832)
Increase in accrued expenses and other liabilities	11,406	5,823	3,202
Net cash provided by operating activities	401,774	270,598	120,907
Investing Activities:
Purchases of investment securities available for sale	(99,991)	(311,441)	(100,024)
Sales and maturities of investment securities available for sale	90,000	210,000	—
Purchase of premises and equipment	(955)	(8,732)	(182)
Contributions to subsidiaries	(69,317)	(24,746)	—
Net cash used in investing activities	(80,263)	(134,919)	(100,206)
Financing Activities:
Repayment of other borrowings	(100,537)	—	—
Vesting of restricted stock	(1,530)	(1,744)	(3,603)
Restricted stock grants retained to cover taxes	(689)	(630)	(3,016)
Issuance of preferred stock	—	—	229,475
Dividends paid	(164,846)	(175,699)	(115,000)
Net cash (used in) provided by financing activities	(267,602)	(178,073)	107,856
Net increase (decrease) in cash and cash equivalents	53,909	(42,394)	128,557
Cash and cash equivalents at beginning of year	222,314	264,708	136,151
Cash and cash equivalents at end of year	$276,223	$222,314	$264,708

(24) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2017, 2016 and 2015.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $4.8 billion and $5.2 billion as of December 31, 2017 and 2016, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	December 31,
	2017	2016
	(In Thousands)
Derivative contracts:
Fair value hedges	$(15,991)	$(14,225)
Cash flow hedges	(144)	(380)
Free-standing derivative instruments not designated as hedging instruments	7,777	(14,326)
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

	December 31,
	2017	2016
	(In Thousands)
Securities purchased under agreements to resell	$—	$8,330
Securities sold under agreements to repurchase	17,881	23,397
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also had a $150 million line of credit with BBVA that was initiated on August 1, 2014. This agreement was terminated on July 13, 2017. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2017. At December 31, 2017 there was no amount outstanding under the revolving note and cash subordination agreement. At December 31, 2016 there was $50 million outstanding on the line of credit agreement and no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $931 thousand, $3.1 million, and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in interest on other short term borrowings within the Company's Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $45.0 million, $27.2 million, and $21.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recorded as a component of noninterest income within the Company's Consolidated Statements of Income. Expenses associated with these agreements were $28.5 million, $23.7 million, and $25.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are recorded as a component of noninterest expense within the Company's Consolidated Statements of Income.

Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both December 31, 2017 and 2016, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the years ended December 31, 2017 and 2016, the Company paid $14.8 million and $13.7 million, respectively, of preferred stock dividends to BBVA.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in 'Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
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
For the year ended December 31, 2017 professional services were performed by KPMG, LLP. The following table sets forth the aggregate fees paid to KPMG LLP by the Company.

Year Ended December 31,
2017
Audit fees (1)	$4,654,765
Audit related fees (2)	270,015
Tax fees (3)	—
All other fees	—
Total fees	$4,924,780

(1)
Audit fees are fees for professional services rendered for audits of the Company's financial statements, SEC regulatory filings, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees generally include fees associated with reports pursuant to service organization examinations, employee benefit plan audits, and other compliance reports.

(3)	Tax fees include fees associated with tax compliance services, tax advice and tax planning.

For the year ended December 31, 2016, professional services were performed by Deloitte & Touche LLP. The following table sets forth the aggregate fees paid to Deloitte & Touche LLP by the Company.

Year Ended December 31,
2016
Audit fees (1)	$4,814,664
Audit related fees (2)	244,289
Tax fees (3)	55,851
All other fees	—
Total fees	$5,114,804

(1)
Audit fees are fees for professional services rendered for audits of the Company's financial statements, SEC regulatory filings, employee benefit plan audits, and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees generally include fees associated with reports pursuant to service organization examinations and other compliance reports.

(3)	Tax fees include fees associated with tax compliance services, tax advice and tax planning.

Pre-approval of Services by the Independent Registered Public Accounting Firm
Under the terms of its charter, the Audit and Compliance Committee of the Board of Directors (the “Audit Committee”) must approve all audit services and permitted non-audit services to be provided by the independent registered public accounting firm for the Company, either before the firm is engaged to render such services or pursuant to pre-approval policies and procedures established by the Audit Committee, subject to a de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of the audit and otherwise in accordance with the terms of applicable SEC rules. The de minimis exception waives the pre-approval requirements for non-audit services provided that such services: (1) do not aggregate to more than five percent of total revenues paid by the Corporation to its independent registered public accountant in the fiscal year when services are provided, (2) were not recognized as non-audit services at the time of the engagement, and (3) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives. Between meetings of the Audit Committee, the authority to pre-approve such services is delegated to the Chairperson of the Audit Committee. The Audit Committee may also delegate to one or more of its members the authority to grant pre-approvals of such services. The decisions of the Chairperson or any designee to pre-approve any audit or permitted non-audit service must be presented to the Audit Committee at its next scheduled meeting. In 2017, all of the non-audit services provided by the Company’s independent registered public accounting firm were approved by the Audit Committee.

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

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data File.
Certain instruments defining rights of holders of long-term debt of the Company and its subsidiaries constituting less than 10% of the Company’s total assets are not filed herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. At the SEC’s request, the Company agrees to furnish the SEC a copy of any such agreement.

Item 16.	10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2018	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Onur Genç	Director, President and Chief Executive Officer (principal executive officer)	February 28, 2018
Onur Genç

/s/ Kirk P. Pressley	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2018
Kirk P. Pressley

/s/ Jonathan W. Pennington	Executive Vice President and Controller (principal accounting officer)	February 28, 2018
Jonathan W. Pennington

/s/ J. Terry Strange	Director, Chairman of the Board of Directors	February 28, 2018
J. Terry Strange

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	February 28, 2018
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	February 28, 2018
Eduardo Aguirre, Jr.

/s/ Shelaghmichael C. Brown	Director	February 28, 2018
Shelaghmichael C. Brown

/s/ Fernando Gutiérrez Junquera	Director	February 28, 2018
Fernando Gutiérrez Junquera

/s/ Charles E. McMahen	Director	February 28, 2018
Charles E. McMahen

/s/ Jorge Sáenz-Azcúnaga	Director	February 28, 2018
Jorge Sáenz-Azcúnaga

/s/ Guillermo F. Treviño	Director	February 28, 2018
Guillermo F. Treviño

/s/ Lee Quincy Vardaman	Director	February 28, 2018
Lee Quincy Vardaman

/s/ Mario Max Yzaguirre	Director	February 28, 2018
Mario Max Yzaguirre