Form 10-Q
period 2018-03-31
BBVA COMPASS BANCSHARES, INC
filed 2018-05-08
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing

SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
S&P	Standard and Poor's Rating Services
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Tax Cuts and Jobs Act	H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. GAAP	Accounting principles generally accepted in the U.S.

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

•	the Federal Reserve Board could object to the Company's annual capital plan, which could cause the Company to change its strategy with respect to its capital plan.

•	the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company;

•
volatile or declining oil prices, which could have a negative impact on the economies and real estate markets of states such as Texas, resulting in, among other things, higher delinquencies and increased charge-offs in the energy lending portfolio as well as other commercial and consumer loan portfolios indirectly impacted by declining oil prices;

•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;

•	the impact that can result from having loans concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;

•	downgrades to the Company's credit ratings;

•	changes in interest rates which could affect interest rate spreads and net interest income;

•	if the Bank's CRA rating were to decline, that could result in certain restrictions on the Company's activities;

•	costs and effects of litigation, regulatory investigations or similar matters;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

•	increased loan losses or impairment of goodwill and other intangibles;

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

•	unpredictable natural or other disasters, which could impact the Company's customers or operations;

•	a loss of customer deposits, which could increase the Company's funding costs;

•	the Company's dependence on the accuracy and completeness of information about clients and counterparties;

•	changes in the Company's accounting policies or in accounting standards which could materially affect how the Company reports financial results and condition;

•	the Company has in the past and may in the future pursue acquisitions, which could affect costs and from which the Company may not be able to realize anticipated benefits; and

•
the Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact the Company's ability to implement the Company's business strategies.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2018	December 31, 2017
	(In Thousands)
Assets:
Cash and due from banks	$1,098,345	$1,313,022
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	2,424,987	2,769,804
Cash and cash equivalents	3,523,332	4,082,826
Trading account assets	216,465	220,496
Debt securities available for sale	11,434,152	12,219,632
Debt securities held to maturity (fair value of $1,967,996 and $1,040,543 at March 31, 2018 and December 31, 2017, respectively)	1,975,729	1,046,093
Loans held for sale, at fair value	76,401	67,110
Loans	62,207,861	61,623,768
Allowance for loan losses	(832,071)	(842,760)
Net loans	61,375,790	60,781,008
Premises and equipment, net	1,189,253	1,214,874
Bank owned life insurance	724,600	722,596
Goodwill	4,983,296	4,983,296
Other assets	2,109,484	1,982,648
Total assets	$87,608,502	$87,320,579
Liabilities:
Deposits:
Noninterest bearing	$21,792,498	$21,630,694
Interest bearing	48,147,914	47,625,619
Total deposits	69,940,412	69,256,313
FHLB and other borrowings	3,322,940	3,959,930
Federal funds purchased and securities sold under agreements to repurchase	5,933	19,591
Other short-term borrowings	29,999	17,996
Accrued expenses and other liabilities	1,165,079	1,053,439
Total liabilities	74,464,363	74,307,269
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both March 31, 2018 and December 31, 2017	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both March 31, 2018 and December 31, 2017	2,230	2,230
Surplus	14,814,744	14,818,608
Accumulated deficit	(1,660,417)	(1,868,659)
Accumulated other comprehensive loss	(271,431)	(197,405)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	13,114,601	12,984,249
Noncontrolling interests	29,538	29,061
Total shareholder’s equity	13,144,139	13,013,310
Total liabilities and shareholder’s equity	$87,608,502	$87,320,579
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Interest income:
Interest and fees on loans	$663,935	$574,712
Interest on debt securities available for sale	56,602	51,997
Interest on debt securities held to maturity	12,426	6,639
Interest on trading account assets	750	10,297
Interest and dividends on other earning assets	11,875	12,143
Total interest income	745,588	655,788
Interest expense:
Interest on deposits	97,347	70,304
Interest on FHLB and other borrowings	24,756	19,068
Interest on federal funds purchased and securities sold under agreements to repurchase	536	4,897
Interest on other short-term borrowings	344	10,086
Total interest expense	122,983	104,355
Net interest income	622,605	551,433
Provision for loan losses	57,029	80,139
Net interest income after provision for loan losses	565,576	471,294
Noninterest income:
Service charges on deposit accounts	56,161	55,168
Card and merchant processing fees	39,678	29,992
Retail investment sales	30,108	27,471
Investment banking and advisory fees	23,896	28,301
Money transfer income	20,688	25,197
Corporate and correspondent investment sales	12,056	8,915
Asset management fees	10,770	9,771
Mortgage banking	8,397	2,870
Bank owned life insurance	4,215	4,169
Other	51,856	52,833
Total noninterest income	257,825	244,687
Noninterest expense:
Salaries, benefits and commissions	289,440	268,015
Equipment	63,360	61,630
Professional services	60,645	57,807
Net occupancy	40,422	42,101
Money transfer expense	13,721	16,324
Amortization of intangibles	1,592	2,525
Securities impairment:
Other-than-temporary impairment	571	242
Less: non-credit portion recognized in other comprehensive income	262	—
Total securities impairment	309	242
Other	93,424	100,668
Total noninterest expense	562,913	549,312
Net income before income tax expense	260,488	166,669
Income tax expense	51,798	45,846
Net income	208,690	120,823
Less: net income attributable to noncontrolling interests	461	443
Net income attributable to BBVA Compass Bancshares, Inc.	208,229	120,380
Less: preferred stock dividends	3,864	3,548
Net income attributable to common shareholder	$204,365	$116,832
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Net income	$208,690	$120,823
Other comprehensive income, net of tax:
Net unrealized (losses) gains arising during period from debt securities available for sale	(41,859)	26,933
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	—	—
Net change in net unrealized holding (losses) gains on debt securities available for sale	(41,859)	26,933
Change in unamortized net holding losses on debt securities held to maturity	2,019	666
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(30,487)	—
Less: non-credit related impairment on debt securities held to maturity	200	—
Change in unamortized non-credit related impairment on debt securities held to maturity	130	223
Net change in unamortized holding losses on debt securities held to maturity	(28,538)	889
Unrealized holding losses arising during period from cash flow hedge instruments	(237)	(9,866)
Change in defined benefit plans	(3,379)	(485)
Other comprehensive (loss) income, net of tax	(74,013)	17,471
Comprehensive income	134,677	138,294
Less: comprehensive income attributable to noncontrolling interests	461	443
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$134,216	$137,851
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	120,380	—	443	120,823
Other comprehensive income, net of tax	—	—	—	—	17,471	—	17,471
Preferred stock dividends	—	—	(3,548)	—	—	—	(3,548)
Capital contribution	—	—	—	—	—	46	46
Balance, March 31, 2017	$229,475	$2,230	$14,982,125	$(2,207,060)	$(150,781)	$29,510	$12,885,499

Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	208,229	—	461	208,690
Other comprehensive loss, net of tax	—	—	—	—	(74,013)	—	(74,013)
Preferred stock dividends	—	—	(3,864)	—	—	—	(3,864)
Capital contribution	—	—	—	—	—	16	16
Balance, March 31, 2018	$229,475	$2,230	$14,814,744	$(1,660,417)	$(271,431)	$29,538	$13,144,139
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Operating Activities:
Net income	$208,690	$120,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,104	71,870
Securities impairment	309	242
Amortization of intangibles	1,592	2,525
Accretion of discount, loan fees and purchase market adjustments, net	(16,747)	(29)
Provision for loan losses	57,029	80,139
Net change in trading account assets	4,031	65,829
Net change in trading account liabilities	30,102	(40,247)
Originations and purchases of loans held for sale	(141,761)	(141,690)
Sale of loans held for sale	135,999	176,827
Deferred tax expense	830	28,504
(Gain) loss on sale of premises and equipment	(668)	1,446
Gain on sale of mortgage loans held for sale	(3,529)	(4,621)
Net (gain) loss on sale of other real estate and other assets	(744)	1,072
Increase in other assets	(151,479)	(140,342)
Increase in other liabilities	76,980	5,024
Net cash provided by operating activities	268,738	227,372
Investing Activities:
Proceeds from prepayments, maturities and calls of debt securities available for sale	794,564	561,658
Purchases of debt securities available for sale	(1,136,063)	(726,963)
Proceeds from sales of equity securities	228,497	75,145
Purchases of equity securities	(205,007)	(70,132)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	48,824	46,492
Purchases of debt securities held to maturity	—	(642)
Proceeds from sales of trading securities	—	228,980
Purchases of trading securities	—	(42,463)
Net change in loan portfolio	(648,254)	188,712
Proceeds from sales of loans	8,475	128,842
Purchase of premises and equipment	(23,318)	(22,086)
Proceeds from sale of premises and equipment	1,051	80
Payments to FDIC for covered assets	—	(1,091)
Proceeds from settlement of BOLI policies	2,237	237
Cash payments for premiums of BOLI policies	(9)	(9)
Proceeds from sales of other real estate owned	6,611	5,153
Net cash (used in) provided by investing activities	(922,392)	371,913
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	762,147	1,603,782
Net decrease in time deposits	(78,994)	(1,356,449)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(13,658)	32,507
Net increase (decrease) in other short-term borrowings	12,003	(160,438)
Proceeds from FHLB and other borrowings	4,700,000	1,150,000
Repayment of FHLB and other borrowings	(5,300,052)	(1,150,050)
Capital contribution for non-controlling interest	16	46
Preferred dividends paid	(3,864)	(3,548)
Net cash provided by financing activities	77,598	115,850
Net (decrease) increase in cash, cash equivalents and restricted cash	(576,056)	715,135
Cash, cash equivalents and restricted cash at beginning of year	4,270,950	3,419,488
Cash, cash equivalents and restricted cash at end of period	$3,694,894	$4,134,623
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA Compass Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers. The core principle of this codified guidance requires an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities accounted for under other U.S. GAAP, the new revenue recognition guidance did not have a material impact on the elements of the Company's statement of income most closely associated with financial instruments, including securities gains, interest income and interest expense.
On January 1, 2018, the Company adopted the amendments to the revenue recognition principles utilizing a modified retrospective transition method applied to all contracts with customers outstanding upon adoption. Results for reporting periods beginning after January 1, 2018, are presented in accordance with the amendments to the revenue recognition principles, while prior period amounts have not been adjusted and continue to be presented in accordance with our historical accounting policies. The Company's implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts. The implementation of amendments to the revenue recognition standard had no impact on the measurement or recognition of revenue of prior periods. The Company did identify a prospective change in presentation of underwriting revenue and expenses, which will be shown gross in investment banking and advisory fees and other noninterest expense pursuant to the new requirements. The net quantitative impact of this presentation change to noninterest income and noninterest expense is immaterial and did not affect net income.
See Note 12, Revenue from Contracts with Customers, for the required quantitative and qualitative disclosures in accordance with this ASU.

Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments in this ASU revise an entity's accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. On January 1, 2018, the Company adopted the amendments in this ASU. Effective as of January 1, 2018, all equity securities previously classified as AFS securities were reclassified to other assets as the AFS classification is no longer permitted for equity securities under this ASU. This reclassification has been made for all periods presented. Additionally, an immaterial adjustment from accumulated other comprehensive income (loss) to accumulated deficit was made related to the unrealized gains associated with these equity securities. The remaining provisions of this ASU did not have a material impact on the Company's Consolidated Financial Statements and related disclosures upon adoption.
Included in the equity securities that were reclassified from AFS securities to other assets at January 1, 2018, was $450 million of FHLB and Federal Reserve stock carried at par that was not accounted for under ASC Topic 320 but had historically been presented in AFS securities. This reclassification has been made for all periods presented.  This reclassification was immaterial and had no effect on net income, comprehensive income, total assets, or total shareholder's equity as previously reported.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Effective as of January 1, 2018, the adoption date, the Company changed the presentation of certain cash payments and receipts within its Condensed Consolidated Statements of Cash Flows. These changes were applied retrospectively to all periods presented within the statement of cash flows. For the three months ended March 31, 2017, the Company reclassified an immaterial amount of proceeds from the settlement of bank-owned life insurance policies and premiums paid for bank owned life insurance policies from operating activities to investing activities.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this ASU on January 1, 2018. The amendments in this were ASU were applied retrospectively to all periods presented within the statement of cash flows. The implementation of this guidance resulted in a change in presentation of the Company's Condensed Consolidated Statement of Cash Flows and additional disclosures surrounding restricted cash balances. See Note 10, Supplemental Disclosure for Statement of Cash Flows, for the required disclosures in accordance with this ASU.
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The Company adopted this ASU on January 1, 2018. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.
Income Taxes
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU codified into existing U.S. GAAP the SEC Staff views expressed in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Cuts and Jobs Act was enacted late in 2017, the Company expects ongoing guidance, analysis, and accounting interpretations, including additional information about facts and circumstances that existed at the enactment date when the Company files its federal tax return for the tax year 2018, which could result in adjustments to the Tax Cuts and Jobs Act accounting effects recorded during 2017. The Company expects to complete its analysis within the measurement period in accordance with this ASU.
Recently Issued Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by requiring lessees to present lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP and by disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
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
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The ASU should be applied using a prospective method.  The Company is currently assessing this ASU and the impact of adoption.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing this ASU and the impact of adoption.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing this ASU and the impact of adoption.
(2) Debt Securities Available for Sale and Debt Securities Held to Maturity
The following tables present the adjusted cost and approximate fair value of debt securities available for sale and debt securities held to maturity.

	March 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$4,908,132	$2,753	$116,553	$4,794,332
Agency mortgage-backed securities	2,666,049	9,961	54,132	2,621,878
Agency collateralized mortgage obligations	4,105,306	4,739	93,756	4,016,289
States and political subdivisions	1,568	85	—	1,653
Total	$11,681,055	$17,538	$264,441	$11,434,152
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$949,177	$—	$14,829	$934,348
Non-agency	60,491	5,896	2,591	63,796
Asset-backed securities	8,316	1,686	540	9,462
States and political subdivisions	897,084	9,183	7,374	898,893
Other	60,661	1,371	535	61,497
Total	$1,975,729	$18,136	$25,869	$1,967,996

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$4,265,296	$996	$61,854	$4,204,438
Agency mortgage-backed securities	2,841,584	14,312	43,096	2,812,800
Agency collateralized mortgage obligations	5,302,531	4,203	106,723	5,200,011
States and political subdivisions	2,278	105	—	2,383
Total	$12,411,689	$19,616	$211,673	$12,219,632
Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$64,140	$5,262	$1,605	$67,797
Asset-backed securities	9,308	1,747	628	10,427
States and political subdivisions	911,393	3,951	12,853	902,491
Other	61,252	243	1,667	59,828
Total	$1,046,093	$11,203	$16,753	$1,040,543
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
During the three months ended March 31, 2018, the Company transferred approximately $1.0 billion of agency collateralized mortgage backed securities from available for sale to held to maturity.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities and held to maturity debt securities that were in a loss position at March 31, 2018 and December 31, 2017. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,842,522	$68,207	$1,347,030	$48,346	$4,189,552	$116,553
Agency mortgage-backed securities	439,002	5,363	1,575,272	48,769	2,014,274	54,132
Agency collateralized mortgage obligations	1,091,296	11,567	2,261,506	82,189	3,352,802	93,756
Total	$4,372,820	$85,137	$5,183,808	$179,304	$9,556,628	$264,441

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$—	$—	$934,348	$14,829	$934,348	$14,829
Non-agency	2,003	257	23,039	2,334	25,042	2,591
Asset-backed securities	—	—	5,753	540	5,753	540
States and political subdivisions	66,653	605	291,117	6,769	357,770	7,374
Other	—	—	13,389	535	13,389	535
Total	$68,656	$862	$1,267,646	$25,007	$1,336,302	$25,869

	December 31, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,532,439	$28,308	$1,325,975	$33,546	$3,858,414	$61,854
Agency mortgage-backed securities	390,106	2,731	1,666,045	40,365	2,056,151	43,096
Agency collateralized mortgage obligations	1,244,416	6,522	3,297,278	100,201	4,541,694	106,723
Total	$4,166,961	$37,561	$6,289,298	$174,112	$10,456,259	$211,673

Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$9,776	$25	$22,439	$1,580	$32,215	$1,605
Asset-backed securities	—	—	6,243	628	6,243	628
States and political subdivisions	236,207	4,365	341,090	8,488	577,297	12,853
Other	19,048	98	20,736	1,569	39,784	1,667
Total	$265,031	$4,488	$390,508	$12,265	$655,539	$16,753
As indicated in the previous tables, at March 31, 2018, the Company held certain debt securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
The Company regularly evaluates each available for sale and held to maturity debt security in a loss position for OTTI. In its evaluation, the Company considers such factors as the length of time and the extent to which the fair value has been below cost, the financial condition of the issuer, the Company’s intent to hold the security to an expected recovery in market value and whether it is more likely than not that the Company will have to sell the security before its fair value recovers. Activity related to the credit loss component of the OTTI is recognized in earnings. The portion of OTTI related to all other factors is recognized in other comprehensive income.
Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either March 31, 2018 or December 31, 2017, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Balance at beginning of period	$22,824	$22,582
Reductions for securities paid off during the period (realized)	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	242
Additions for the credit component on debt securities in which OTTI was previously recognized	309	—
Balance at end of period	$23,133	$22,824
For the three months ended March 31, 2018 and 2017, there was $309 thousand and $242 thousand, respectively, of OTTI recognized on held to maturity securities. The debt securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.

The contractual maturities of the securities portfolios are presented in the following table.

March 31, 2018	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$250,930	$250,048
Maturing after one but within five years	2,338,348	2,275,290
Maturing after five but within ten years	1,492,547	1,473,277
Maturing after ten years	827,875	797,370
	4,909,700	4,795,985
Mortgage-backed securities and collateralized mortgage obligations	6,771,355	6,638,167
Total	$11,681,055	$11,434,152

Debt securities held to maturity:
Maturing within one year	$107,667	$107,742
Maturing after one but within five years	182,436	183,167
Maturing after five but within ten years	206,061	206,733
Maturing after ten years	469,897	472,210
	966,061	969,852
Collateralized mortgage obligations	1,009,668	998,144
Total	$1,975,729	$1,967,996
(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	March 31, 2018	December 31, 2017
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,359,127	$25,749,949
Real estate – construction	2,156,856	2,273,539
Commercial real estate – mortgage	11,528,287	11,724,158
Total commercial loans	40,044,270	39,747,646
Consumer loans:
Residential real estate – mortgage	13,306,987	13,365,747
Equity lines of credit	2,657,860	2,653,105
Equity loans	344,537	363,264
Credit card	657,030	639,517
Consumer direct	1,856,443	1,690,383
Consumer indirect	3,340,734	3,164,106
Total consumer loans	22,163,591	21,876,122
Total loans	$62,207,861	$61,623,768

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Provision (credit) for loan losses	(14,097)	3,667	(2,531)	69,990	—	57,029
Loans charged-off	(10,132)	(203)	(4,582)	(68,384)	—	(83,301)
Loan recoveries	1,737	178	3,111	10,557	—	15,583
Net (charge-offs) recoveries	(8,395)	(25)	(1,471)	(57,827)	—	(67,718)
Ending balance	$398,143	$121,775	$105,854	$206,299	$—	$832,071
Three months ended March 31, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	40,045	(3,128)	(330)	43,583	(31)	80,139
Loans charged-off	(42,908)	(114)	(6,338)	(52,828)	—	(102,188)
Loan recoveries	3,497	912	3,129	10,293	31	17,862
Net (charge-offs) recoveries	(39,411)	798	(3,209)	(42,535)	31	(84,326)
Ending balance	$459,214	$114,607	$115,945	$144,340	$—	$834,106

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
March 31, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$52,896	$11,568	$27,916	$2,817	$95,197
Collectively evaluated for impairment	345,247	110,207	77,938	203,482	736,874
Total allowance for loan losses	$398,143	$121,775	$105,854	$206,299	$832,071
Ending balance of loans:
Individually evaluated for impairment	$256,162	$96,297	$161,299	$3,325	$517,083
Collectively evaluated for impairment	26,102,965	13,588,846	16,148,085	5,850,882	61,690,778
Total loans	$26,359,127	$13,685,143	$16,309,384	$5,854,207	$62,207,861

December 31, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$61,705	$9,864	$30,613	$2,203	$104,385
Collectively evaluated for impairment	358,930	108,269	79,243	191,933	738,375
Total allowance for loan losses	$420,635	$118,133	$109,856	$194,136	$842,760
Ending balance of loans:
Individually evaluated for impairment	$307,680	$85,180	$172,857	$3,577	$569,294
Collectively evaluated for impairment	25,442,269	13,912,517	16,209,259	5,490,429	61,054,474
Total loans	$25,749,949	$13,997,697	$16,382,116	$5,494,006	$61,623,768

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The following tables present information on individually evaluated impaired loans, by loan class.

	March 31, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$145,794	$181,112	$—	$110,368	$127,306	$52,896
Real estate – construction	2,797	2,835	—	9,157	9,157	1,584
Commercial real estate – mortgage	35,675	37,261	—	48,668	56,974	9,984
Residential real estate – mortgage	—	—	—	107,217	107,217	8,434
Equity lines of credit	—	—	—	18,410	18,415	15,383
Equity loans	—	—	—	35,672	36,560	4,099
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,499	2,499	2,036
Consumer indirect	—	—	—	826	826	781
Total loans	$184,266	$221,208	$—	$332,817	$358,954	$95,197

	December 31, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$142,908	$175,743	$—	$164,772	$175,512	$61,705
Real estate – construction	2,849	2,858	—	130	130	7
Commercial real estate – mortgage	35,140	36,415	—	47,061	55,122	9,857
Residential real estate – mortgage	—	—	—	117,751	117,751	10,214
Equity lines of credit	—	—	—	19,183	19,188	16,021
Equity loans	—	—	—	35,923	36,765	4,378
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,545	2,545	1,254
Consumer indirect	—	—	—	1,032	1,032	949
Total loans	$180,897	$215,016	$—	$388,397	$408,045	$104,385
The following table presents information on individually evaluated impaired loans, by loan class.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$256,249	$136	$598,126	$404
Real estate – construction	5,978	2	334	2
Commercial real estate – mortgage	83,733	211	49,265	284
Residential real estate – mortgage	111,057	680	116,979	646
Equity lines of credit	18,756	194	23,338	229
Equity loans	35,701	303	40,570	344
Credit card	—	—	—	—
Consumer direct	3,851	11	707	6
Consumer indirect	897	2	2,064	3
Total loans	$516,222	$1,539	$831,383	$1,918
Detailed information on the Company's allowance for loan losses methodology and the Company's impaired loan policy are included in the Notes to the Company's Consolidated Financial Statements for the year ended December 31, 2017.
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
The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	March 31, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,012,256	$2,133,741	$11,143,691
Special Mention	561,816	7,288	167,165
Substandard	664,839	15,827	202,099
Doubtful	120,216	—	15,332
	$26,359,127	$2,156,856	$11,528,287

	December 31, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,387,737	$2,257,659	$11,309,484
Special Mention	614,006	12,401	215,076
Substandard	623,672	3,479	187,049
Doubtful	124,534	—	12,549
	$25,749,949	$2,273,539	$11,724,158

	Consumer
	March 31, 2018
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,130,644	$2,619,139	$332,619	$645,185	$1,844,303	$3,321,621
Nonperforming	176,343	38,721	11,918	11,845	12,140	19,113
	$13,306,987	$2,657,860	$344,537	$657,030	$1,856,443	$3,340,734

	December 31, 2017
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,182,760	$2,616,825	$350,531	$627,588	$1,681,246	$3,147,223
Nonperforming	182,987	36,280	12,733	11,929	9,137	16,883
	$13,365,747	$2,653,105	$363,264	$639,517	$1,690,383	$3,164,106

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$15,427	$12,230	$5,420	$284,699	$5,231	$323,007	$26,036,120	$26,359,127
Real estate – construction	450	240	1,918	14,183	129	16,920	2,139,936	2,156,856
Commercial real estate – mortgage	8,552	3,220	2,229	115,285	4,182	133,468	11,394,819	11,528,287
Residential real estate – mortgage	73,335	33,993	5,975	169,778	62,171	345,252	12,961,735	13,306,987
Equity lines of credit	12,063	4,611	2,371	36,350	236	55,631	2,602,229	2,657,860
Equity loans	4,495	983	379	11,429	29,546	46,832	297,705	344,537
Credit card	6,438	5,089	11,845	—	—	23,372	633,658	657,030
Consumer direct	16,919	8,569	7,929	4,211	490	38,118	1,818,325	1,856,443
Consumer indirect	77,153	21,092	7,838	11,275	—	117,358	3,223,376	3,340,734
Total loans	$214,832	$90,027	$45,904	$647,210	$101,985	$1,099,958	$61,107,903	$62,207,861

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$14,804	$3,753	$18,136	$310,059	$1,213	$347,965	$25,401,984	$25,749,949
Real estate – construction	12,293	70	1,560	5,381	101	19,405	2,254,134	2,273,539
Commercial real estate – mortgage	10,473	3,270	927	111,982	4,155	130,807	11,593,351	11,724,158
Residential real estate – mortgage	69,474	34,440	8,572	173,843	64,898	351,227	13,014,520	13,365,747
Equity lines of credit	10,956	7,556	2,259	34,021	237	55,029	2,598,076	2,653,105
Equity loans	4,170	657	995	11,559	30,105	47,486	315,778	363,264
Credit card	6,710	4,804	11,929	—	—	23,443	616,074	639,517
Consumer direct	19,766	7,020	6,712	2,425	534	36,457	1,653,926	1,690,383
Consumer indirect	92,017	26,460	7,288	9,595	—	135,360	3,028,746	3,164,106
Total loans	$240,663	$88,030	$58,378	$658,865	$101,243	$1,147,179	$60,476,589	$61,623,768
Policies related to the Company's nonaccrual and past due loans are included in the Company's Consolidated Financial Statements for the year ended December 31, 2017.
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended March 31, 2018, $3.3 million of TDR modifications included an interest rate concession and $4.0 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2017, $465 thousand of TDR modifications included an interest rate concession and $84.3 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$490	10	$80,790
Real estate – construction	1	32	—	—
Commercial real estate – mortgage	1	1,383	—	—
Residential real estate – mortgage	17	4,119	13	2,772
Equity lines of credit	—	—	17	546
Equity loans	7	1,271	10	408
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	10	168
Covered loans	—	—	2	103
Charge-offs and changes to the allowance related to modifications classified as TDRs were not material for the three months ended March 31, 2018 and March 31, 2017.
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

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	80	1	505
Equity lines of credit	—	—	—	—
Equity loans	2	132	—	—
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	1	22
Covered loans	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At March 31, 2018 and December 31, 2017, there were $13.9 million and $15.9 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.

Foreclosure Proceedings
OREO totaled $16 million and $17 million at March 31, 2018 and December 31, 2017, respectively. OREO included $11 million and $12 million of foreclosed residential real estate properties at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, there were $73 million and $57 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $76 million and $67 million at March 31, 2018 and December 31, 2017, respectively. Loans held for sale at March 31, 2018 and December 31, 2017 were comprised entirely of residential real estate — mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—
Loans and loans held for sale sold	8,475	128,842
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$132,470	$172,206
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	3,529	4,621

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Residential real estate mortgage loans sold with retained servicing	$132,470	$172,206
Servicing fees recognized (1)	2,800	2,805

(1)
Beginning in 2018, recorded as a component of mortgage banking in the Company's Unaudited Condensed Consolidated Statements of Income. 2017 servicing fees are recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	March 31, 2018	December 31, 2017
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,600,014	$4,635,334
MSRs (2)	53,025	49,597

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.
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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Carrying value, at beginning of period	$49,597	$51,428
Additions	1,543	2,018
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	4,757	346
Due to other changes in fair value (1)	(2,872)	(3,016)
Carrying value, at end of period	$53,025	$50,776

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.

At March 31, 2018 and December 31, 2017, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Fair value of MSRs	$53,025	$49,597
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.5%	97.4%
Adjustable rate mortgage loans	2.5	2.6
Total	100.0%	100.0%
Weighted average life (in years)	7.3	6.6
Prepayment speed:	7.9%	9.7%
Effect on fair value of a 10% increase	$(1,738)	$(1,582)
Effect on fair value of a 20% increase	(3,371)	(3,068)
Weighted average option adjusted spread:	8.2%	8.2%
Effect on fair value of a 10% increase	$(1,443)	$(1,568)
Effect on fair value of a 20% increase	(2,798)	(3,031)
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

(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision not to offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information on the Company's accounting policies related to derivative instruments and hedging activities. For derivatives cleared through central clearing houses the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,223,950	$14,847	$39,118	$2,223,950	$19,399	$16,831
Total fair value hedges		14,847	39,118		19,399	16,831
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	7,900,000	160	24	9,075,000	325	2
Swaps related to FHLB advances	120,000	—	2,251	120,000	—	4,424
Foreign currency contracts:
Forwards related to currency fluctuations	1,662	74	—	3,220	—	144
Total cash flow hedges		234	2,275		325	4,570
Total derivatives designated as hedging instruments		$15,081	$41,393		$19,724	$21,401

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$205,500	$526	$491	$141,000	$85	$130
Option contracts related to mortgage servicing rights	—	—	—	40,000	38	—
Interest rate lock commitments	143,882	2,609	1	114,184	2,416	—
Equity contracts:
Purchased equity option related to equity-linked CDs	766,985	34,248	—	810,011	39,791	—
Written equity option related to equity-linked CDs	677,293	—	30,435	718,428	—	35,562
Foreign exchange contracts:
Forwards and swaps related to commercial loans	413,847	2,262	787	358,729	291	3,501
Spots related to commercial loans	14,994	24	2	83,338	84	245
Swap associated with sale of Visa, Inc. Class B shares	104,729	—	2,618	99,826	—	2,496
Futures contracts (3)	1,754,000	—	—	1,449,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	30,068,194	110,694	163,060	30,472,359	133,516	134,073
Foreign exchange contracts for customers	913,072	13,325	11,639	514,185	12,149	10,524
Total trading account assets and liabilities		124,019	174,699		145,665	144,597
Total free-standing derivative instruments not designated as hedging instruments		$163,688	$209,033		$188,370	$186,531

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
The Company recognized no gains or losses for the three months ended March 31, 2018 and 2017, related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2018, the fair value hedges had a weighted average expected remaining term of 4.3 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2018	2017
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(39,366)	$(8,830)
Hedged long term debt	Interest on FHLB and other borrowings	37,429	8,493
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	3,445	8,864
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2018 and 2017.
At March 31, 2018, cash flow hedges not terminated had a net fair value of $(2.0) million and a weighted average life of 0.5 years. Net losses of $38.5 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.3 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$(237)	$(9,866)
Amount reclassified from accumulated other comprehensive income (loss) into net income	(9,385)	5,694
Amount of ineffectiveness recognized in net income	30	(749)
Derivatives Not Designated As Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges to facilitate client needs or as part of the Company’s overall risk management strategy. Economic hedges are those that do not qualify to be treated as a fair value hedge, cash flow hedge or foreign currency hedge for accounting purposes, but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company. The Company holds a portfolio of futures, forwards and interest rate lock commitments as well as options related to its equity-linked CDs to mitigate its economic risk exposure. The Company also enters into a variety of interest rate contracts and foreign exchange contracts in its trading activities. See Note 14, Derivatives and Hedging, in the Notes to the December 31, 2017, Consolidated Financial Statements for a description of the Company's derivatives not designated as hedges.
The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income from free-standing derivative instruments not designated as hedging instruments are summarized in the following table.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2018	2017
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$72	$(3)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	80	(2,665)
Interest rate lock commitments	Mortgage banking income	192	785
Interest rate contracts for customers	Corporate and correspondent investment sales	8,564	6,796
Option contracts related to mortgage servicing rights	Mortgage banking income	(38)	—
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(7,082)	3,630
Written equity option related to equity-linked CDs	Other expense	6,523	(3,134)
Foreign currency contracts:
Forward contracts related to commercial loans	Other income	(219)	(6,958)
Spot contracts related to commercial loans	Other income	(922)	996
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	3,541	2,350

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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2018, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $124 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at March 31, 2018, have credit risk of $15 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2018 and December 31, 2017, the Company had recorded the right to reclaim cash collateral of $80 million and $92 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $39 million and $24 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2018, was $21 million for which the Company has collateral requirements of $20 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on March 31, 2018, the Company’s collateral requirements to its counterparties would require an additional increase of $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2017, was $31 million for which the Company had collateral requirements of $30 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2017, the Company’s collateral requirements to its counterparties would have increased by $1 million.

Netting of Derivative Instruments
The Company is party to master netting arrangements with its financial institution counterparties for some of its derivative and hedging activities. The Company does not offset assets and liabilities under these master netting arrangements for financial statement presentation purposes. The master netting arrangements provide for single net settlement of all derivative instrument arrangements, as well as collateral, in the event of default with respect to, or termination of, any one contract with the respective counterparties. Cash collateral is usually posted by the counterparty with a net liability position in accordance with contract thresholds.
The following table represents the Company’s total gross derivative instrument assets and liabilities subject to an enforceable master netting arrangement. The derivative instruments the Company has with its customers are not subject to an enforceable master netting arrangement.

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2018
Derivative financial assets:
Subject to a master netting arrangement	$106,289	$—	$106,289	$—	$34,430	$71,859
Not subject to a master netting arrangement	72,480	—	72,480	—	—	72,480
Total derivative financial assets	$178,769	$—	$178,769	$—	$34,430	$144,339

Derivative financial liabilities:
Subject to a master netting arrangement	$96,522	$—	$96,522	$1,782	$80,045	$14,695
Not subject to a master netting arrangement	153,904	—	153,904	—	—	153,904
Total derivative financial liabilities	$250,426	$—	$250,426	$1,782	$80,045	$168,599

December 31, 2017
Derivative financial assets:
Subject to a master netting arrangement	$93,409	$—	$93,409	$—	$21,423	$71,986
Not subject to a master netting arrangement	114,685	—	114,685	—	—	114,685
Total derivative financial assets	$208,094	$—	$208,094	$—	$21,423	$186,671

Derivative financial liabilities:
Subject to a master netting arrangement	$108,955	$—	$108,955	$4,545	$92,396	$12,014
Not subject to a master netting arrangement	98,977	—	98,977	—	—	98,977
Total derivative financial liabilities	$207,932	$—	$207,932	$4,545	$92,396	$110,991

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(6) Securities Financing Activities
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial assets and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 5, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. Treasury securities and other U.S. government agency securities and mortgage-backed securities.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2018
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$227,584	$227,584	$—	$—	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$233,517	$227,584	$5,933	$5,933	$—	$—

December 31, 2017
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$93,664	$67,751	$25,913	$25,913	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$85,632	$67,751	$17,881	$17,881	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
March 31, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$172,071	$—	$—	$—	$172,071
Mortgage-backed securities	—	—	61,446	—	61,446
Total	$172,071	$—	$61,446	$—	$233,517

December 31, 2017
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$4,906	$—	$12,900	$4,981	$22,787
Mortgage-backed securities	—	—	62,845	—	62,845
Total	$4,906	$—	$75,745	$4,981	$85,632
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At March 31, 2018, the fair value of collateral received related to securities purchased under agreements to resell was $228 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $238 million. At December 31, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $94 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $91 million.
(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	March 31, 2018	December 31, 2017
	(In Thousands)
Commitments to extend credit	$27,755,976	$27,743,387
Standby and commercial letters of credit	1,429,550	1,446,903
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

The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At March 31, 2018 and December 31, 2017, the recorded amount of these deferred fees was $8 million and $9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2018, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.4 billion. At March 31, 2018 and December 31, 2017, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $80 million and $83 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both March 31, 2018 and December 31, 2017, the amount of potential recourse was $19 million of which the Company had reserved $793 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At March 31, 2018 and December 31, 2017, the Company had $1.5 million and $1.3 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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

In January 2016, BSI was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration materials and prospectuses filed with the Securities and Exchange Commission in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline and underwritten by BSI, among others. The plaintiffs seek unspecified monetary relief. On April 2, 2018, the court granted the defendants' motion to dismiss with prejudice. The plaintiffs have appealed. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In March 2016, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA Compass, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that BBVA Compass wrongfully sold their loan to a third party, and wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In December 2016, BBVA Compass was named as a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Southern District of New York, In re: SunEdison, Inc., et al. // Official Committee of Unsecured Creditors v. BBVA Compass, et al., wherein the plaintiffs allege that the first-lien lenders (including BBVA Compass) exercised undue influence and control over SunEdison’s bankruptcy, that SunEdison improperly incurred secured debt through second-lien secured notes to the detriment of SunEdison’s unsecured creditors shortly before SunEdison filed its bankruptcy petition, and that the second-lien notes constitute avoidable fraudulent transfers under the Bankruptcy Code. The plaintiffs seek unspecified monetary relief. The parties reached a settlement that was approved by the Bankruptcy Court as part of an overall plan that was implemented in December 2017. Under the terms of that settlement, there is not a material adverse impact to the Company. This matter is now concluded.

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

In September 2017, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Lara Bellissimo, individually and on behalf of similarly situated individuals v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of collections calls to the cell phones of individuals who were not the individuals that provided the phone numbers to BBVA Compass. The plaintiffs seek unspecified monetary relief. The suit was refiled in the Circuit Court of Cook County, Illinois. The parties reached a settlement in principle on February 13, 2018 and are in the process of seeking court approval.

In November 2017, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the Northern District of Texas, Stabilis Fund II, LLC v. BBVA Compass, alleging that BBVA Compass fraudulently induced the plaintiff to purchase a loan that subsequently became the subject of litigation. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2018, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Petra Lopez and Colea Wright, on behalf of themselves and all others similarly situated v. BBVA Compass, challenging BBVA Compass’ assessment of certain overdraft fees. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2018, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Western District of Texas, Daniel Andrade, Sr. and Elizabeth M. Andrade, individually and as the representative of a class of similarly situated persons v. BBVA Compass and Taherzadeh, PLLC, alleging that BBVA Compass improperly assesses default rate interest on HELOCs prior to default and without prior notice. The plaintiffs seek unspecified monetary relief. On April 20, 2018, the parties reached a settlement in principle on an individual (non-class) basis. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In March 2018, the Company and BSI were named as defendants in a putative class action lawsuit filed in the United States District Court for the Southern District of New York, Oklahoma Firefighters Pension & Retirement System, et al., on behalf of themselves and all others similarly situated v. BBVA Compass Bancshares, Inc., BSI, et al., alleging that the defendant banks and their named subsidiaries engaged in collusion with respect to the sale of Mexican Government Bonds. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In April 2018, the Company was served with a complaint that was filed with the Federal Conciliation and Arbitration Labor Board of Mexico City, Mexico, David Lannon Powell Finneran v. BBVA Compass Bancshares, Inc., BBVA Compass, et al., wherein the claimant alleges that he was subject to harassment and wrongfully terminated. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At March 31, 2018, the Company had accrued legal reserves in the amount of $27 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $76 million. This estimated range of reasonably possible losses is based on information available at March 31, 2018. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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

(8) Fair Value Measurements
See Note 20, Fair Value Measurements, in the Notes to the December 31, 2017, Consolidated Financial Statements for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$91,770	$91,770	$—	$—
State and political subdivisions	561	—	561	—
Other debt securities	115	—	115	—
Interest rate contracts	110,694	—	110,694	—
Foreign exchange contracts	13,325	—	13,325	—
Total trading account assets	216,465	91,770	124,695	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	4,794,332	3,906,091	888,241	—
Mortgage-backed securities	2,621,878	—	2,621,878	—
Collateralized mortgage obligations	4,016,289	—	4,016,289	—
States and political subdivisions	1,653	—	1,653	—
Total debt securities available for sale	11,434,152	3,906,091	7,528,061	—
Loans held for sale	76,401	—	76,401	—
Derivative assets:
Interest rate contracts	18,142	—	15,533	2,609
Equity contracts	34,248	—	34,248	—
Foreign exchange contracts	2,360	—	2,360	—
Total derivative assets	54,750	—	52,141	2,609
Other assets:
Equity securities	18,610	18,610	—	—
MSR	53,025	—	—	53,025
SBIC	47,987	—	—	47,987
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$29,999	$29,999	$—	$—
Interest rate contracts	163,060	—	163,060	—
Foreign exchange contracts	11,639	—	11,639	—
Total trading account liabilities	204,698	29,999	174,699	—
Derivative liabilities:
Interest rate contracts	41,885	—	41,884	1
Equity contracts	30,435	—	30,435	—
Foreign exchange contracts	789	—	789	—
Total derivative liabilities	73,109	—	73,108	1

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$74,195	$74,195	$—	$—
State and political subdivisions	557	—	557	—
Other debt securities	79	—	79	—
Interest rate contracts	133,516	—	133,516	—
Foreign exchange contracts	12,149	—	12,149	—
Total trading account assets	220,496	74,195	146,301	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	4,204,438	3,248,898	955,540	—
Mortgage-backed securities	2,812,800	—	2,812,800	—
Collateralized mortgage obligations	5,200,011	—	5,200,011	—
States and political subdivisions	2,383	—	2,383	—
Total debt securities available for sale	12,219,632	3,248,898	8,970,734	—
Loans held for sale	67,110	—	67,110	—
Derivative assets:
Interest rate contracts	22,263	38	19,809	2,416
Equity contracts	39,791	—	39,791	—
Foreign exchange contracts	375	—	375	—
Total derivative assets	62,429	38	59,975	2,416
Other assets:
Equity securities	13,577	13,577	—	—
MSR	49,597	—	—	49,597
SBIC	45,042	—	—	45,042
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$17,996	$17,996	$—	$—
Interest rate contracts	134,073	—	134,073	—
Foreign exchange contracts	10,524	—	10,524	—
Total trading account liabilities	162,593	17,996	144,597	—
Derivative liabilities:
Interest rate contracts	21,387	—	21,387	—
Equity contracts	35,562	—	35,562	—
Foreign exchange contracts	3,890	—	3,890	—
Total derivative liabilities	60,839	—	60,839	—

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three months ended March 31, 2018 and 2017. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31,	Other Trading Assets	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2016	$859	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(40)	785	(2,670)	550
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	6,364
Issuances	—	—	2,018	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, March 31, 2017	$819	$3,177	$50,776	$22,553
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2017	$(40)	$785	$(2,670)	$550

Balance, December 31, 2017	$—	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	—	192	1,885	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	2,945
Issuances	—	—	1,543	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, March 31, 2018	$—	$2,608	$53,025	$47,987
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2018	$—	$192	$1,885	$—

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three months ended March 31, 2018 and 2017, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$2,260	$—	$—	$2,260	$(309)
Impaired loans (1)	7,251	—	—	7,251	(4,559)
OREO	16,147	—	—	16,147	(527)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$2,013	$—	$—	$2,013	$(242)
Impaired loans (1)	3,510	—	—	3,510	(15,921)
OREO	25,113	—	—	25,113	(1,723)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
The following is a description of the methodologies applied for valuing these assets:
Debt securities held to maturity – Nonrecurring fair value adjustments on debt securities held to maturity reflect impairment write-downs which the Company believes are other than temporary. For analyzing these securities, the Company has retained a third-party valuation firm. Impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages using security-specific collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions such as current default rates, prepayment rates, and loss severities. The Company develops these assumptions through the use of market data published by third-party sources in addition to historical analysis which includes actual delinquency and default information through the current period. The expected cash flows are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. As the fair value assessments are derived using a discounted cash flow modeling approach, the nonrecurring fair value adjustments are classified as Level 3.

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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,608	Discounted cash flow	Closing ratios (pull-through)	24.9% - 99.3% (66.9%)
			Cap grids	0.0% - 2.7% (1.0%)
Other assets - MSRs	53,025	Discounted cash flow	Option adjusted spread	8.0% - 9.7% (8.1%)
			Constant prepayment rate or life speed	0.0% - 27.5% (7.7%)
			Cost to service	$65 - $4,000 ($79)
Other assets - SBIC investments	47,987	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$2,260	Discounted cash flow	Prepayment rate	7.2%
			Default rate	17.0%
			Loss severity	65.0%
Impaired loans	7,251	Appraised value	Appraised value	0.0% - 70.0% (16.7%)
OREO	16,147	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,416	Discounted cash flow	Closing ratios (pull-through)	24.9% - 99.3% (66.1%)
			Cap grids	0.2% - 2.3% (0.9%)
Other assets - MSRs	49,597	Discounted cash flow	Option adjusted spread	4.6% - 17.2% (8.2%)
			Constant prepayment rate or life speed	0.0% - 46.7% (8.6%)
			Cost to service	$65 - $4,000 ($81)
Other assets - SBIC investments	45,042	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$1,659	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	70,749	Appraised value	Appraised value	0.0% - 100.0% (19.2%)
OREO	17,278	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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

Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,523,332	$3,523,332	$3,523,332	$—	$—
Debt securities held to maturity	1,975,729	1,967,996	—	934,348	1,033,648
Loans, net	61,375,790	58,822,080	—	—	58,822,080
Liabilities:
Deposits	$69,940,412	$69,990,606	$—	$69,990,606	$—
FHLB and other borrowings	3,322,940	3,355,549	—	3,355,549	—
Federal funds purchased and securities sold under agreements to repurchase	5,933	5,933	—	5,933	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,082,826	$4,082,826	$4,082,826	$—	$—
Debt securities held to maturity	1,046,093	1,040,543	—	—	1,040,543
Loans, net	60,781,008	57,906,982	—	—	57,906,982
Liabilities:
Deposits	$69,256,313	$69,302,597	$—	$69,302,597	$—
FHLB and other borrowings	3,959,930	4,010,308	—	4,010,308	—
Federal funds purchased and securities sold under agreements to repurchase	19,591	19,591	—	19,591	—
Fair Value Option
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
At both March 31, 2018 and December 31, 2017, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains or (losses) of $(173) thousand and $1.3 million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2018 and 2017, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $80 thousand and $(2.7) million for the three months ended March 31, 2018 and 2017, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2018
Residential mortgage loans held for sale	$76,401	$74,456	$1,945
December 31, 2017
Residential mortgage loans held for sale	$67,110	$64,992	$2,118
(9) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended March 31,
	2018			2017
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding (losses) gains arising during period from debt securities available for sale	$(54,845)	$(12,986)	$(41,859)	$42,751	$15,818	$26,933
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	—	—	—
Net change in unrealized (losses) gains on debt securities available for sale	(54,845)	(12,986)	(41,859)	42,751	15,818	26,933
Change in unamortized net holding losses on debt securities held to maturity	2,639	620	2,019	1,058	392	666
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(39,904)	(9,417)	(30,487)	—	—	—
Less: non-credit related impairment on debt securities held to maturity	262	62	200	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	171	41	130	354	131	223
Net change in unamortized holding losses on debt securities held to maturity	(37,356)	(8,818)	(28,538)	1,412	523	889
Unrealized holding losses arising during period from cash flow hedge instruments	(87)	150	(237)	(15,686)	(5,820)	(9,866)
Change in defined benefit plans	(4,425)	(1,046)	(3,379)	(773)	(288)	(485)
Other comprehensive (loss) income	$(96,713)	$(22,700)	$(74,013)	$27,704	$10,233	$17,471

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive income (loss) before reclassifications	26,933	(6,285)	—	—	20,648
Amounts reclassified from accumulated other comprehensive income (loss)	666	(3,581)	(485)	223	(3,177)
Net current period other comprehensive income (loss)	27,599	(9,866)	(485)	223	17,471
Balance, March 31, 2017	$(91,963)	$(19,946)	$(32,513)	$(6,359)	$(150,781)

Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Other comprehensive loss before reclassifications	(72,346)	(7,407)	—	(200)	(79,953)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	2,019	7,170	(3,379)	130	5,940
Net current period other comprehensive loss	(70,340)	(237)	(3,379)	(70)	(74,026)
Balance, March 31, 2018	$(203,161)	$(25,002)	$(37,607)	$(5,661)	$(271,431)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)		Condensed Consolidated Statement of Income Caption
	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$(2,639)	$(1,058)	Interest on debt securities held to maturity
	620	392	Income tax benefit
	$(2,019)	$(666)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(8,890)	$6,374	Interest and fees on loans
	(495)	(680)	Interest and fees on FHLB advances
	(9,385)	5,694
	2,215	(2,113)	Income tax (expense) benefit
	$(7,170)	$3,581	Net of tax

Defined Benefit Plan Adjustment	$4,425	$773	(2)
	(1,046)	(288)	Income tax expense
	$3,379	$485	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(171)	$(354)	Interest on debt securities held to maturity
	41	131	Income tax benefit
	$(130)	$(223)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2017, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$96,332	$103,006
Net income taxes (refunded) paid	(569)	1,153
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$4,736	$10,226
Transfer of available for sale debt securities to held to maturity debt securities	1,017,275	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Cash and cash equivalents	$3,523,332	$3,959,932
Restricted cash in other assets	171,562	174,691
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,694,894	$4,134,623
Restricted cash primarily represents cash collateral related to the Company's derivatives as well as amounts restricted for regulatory purposes related to BSI and BBVA Compass Payments, Inc. Restricted cash is included in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended March 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$301,618	$259,829	$42,587	$(4,067)	$22,638	$622,605
Allocated provision (credit) for loan losses	20,407	29,057	(18,209)	(121)	25,895	57,029
Noninterest income	61,236	108,752	41,792	6,725	39,320	257,825
Noninterest expense	176,749	286,826	39,610	5,589	54,139	562,913
Net income (loss) before income tax expense (benefit)	165,698	52,698	62,978	(2,810)	(18,076)	260,488
Income tax expense (benefit)	34,797	11,066	13,226	(590)	(6,701)	51,798
Net income (loss)	130,901	41,632	49,752	(2,220)	(11,375)	208,690
Less: net income (loss) attributable to noncontrolling interests	35	—	—	409	17	461
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$130,866	$41,632	$49,752	$(2,629)	$(11,392)	$208,229
Average assets	$37,667,960	$18,258,376	$8,280,917	$15,898,805	$7,664,851	$87,770,909

	Three Months Ended March 31, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$270,975	$223,712	$35,295	$23,260	$(1,809)	$551,433
Allocated provision for loan losses	22,191	37,264	5,720	—	14,964	80,139
Noninterest income	49,885	106,569	46,684	6,352	35,197	244,687
Noninterest expense	158,639	292,700	38,760	6,308	52,905	549,312
Net income (loss) before income tax expense (benefit)	140,030	317	37,499	23,304	(34,481)	166,669
Income tax expense (benefit)	49,010	111	13,125	8,156	(24,556)	45,846
Net income (loss)	91,020	206	24,374	15,148	(9,925)	120,823
Less: net income (loss) attributable to noncontrolling interests	23	—	—	416	4	443
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$90,997	$206	$24,374	$14,732	$(9,929)	$120,380
Average assets	$35,814,212	$17,998,731	$11,010,571	$15,180,526	$7,672,842	$87,676,882
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2017 segment information has been revised to conform to the 2018 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(12) Revenue from Contracts with Customers
As of January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified 606. See Recently Adopted Accounting Standards section of Note 1, Basis of Presentation, for further discussion related to the transition and implementation of this ASU.
The following is a discussion of key revenues within the scope of the new revenue guidance:
Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
Card and merchant processing fees - Card and merchant processing fees consists of interchange fees from consumer credit and debit cards processed by card association networks, merchant services, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees are recognized as transactions occur. Merchant services income represents account management fees and transaction fees charged to merchants for the processing of card association transactions. Merchant services revenue is recognized as transactions occur, or as services are performed.
Investment banking and advisory fees - Investment banking and advisory fees primarily represent revenues earned by the Company for various corporate services including advisory, debt placement and underwriting. Revenues for these services are recorded at a point in time or upon completion of a contractually identified transaction. Underwriting costs are presented gross against underwriting revenues.
Money transfer income - Money transfer income represents income from the Parent’s wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer income is recognized as transactions occur.
Asset management, retail investment, and commissions fees - Asset management, retail investment, and commissions fees consists of fees generated from money management transactions and treasury management services, along with mutual fund and annuity sales fee income. Revenue from trade execution and brokerage services is earned through commissions from trade execution on behalf of clients. Revenue from these transactions is recognized on the trade date. Any ongoing service fees are recognized on a monthly basis as services are performed. Trust and asset management services include asset custody and investment management services provided to individual and institutional customers. Revenue is recognized monthly based on a minimum annual fee, and the market value of assets in custody. Additional fees are recognized for transactional activity. Insurance revenue is earned through commissions on insurance sales and earned at a point in time. These revenues are recorded in asset management fees and retail investment sales within noninterest income.
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended March 31, 2018
Service charges on deposit accounts	$11,206	$43,340	$1,615	$—	$56,161
Card and merchant processing fees	6,704	29,953	—	3,021	39,678
Retail investment sales	30,108	—	—	—	30,108
Investment banking and advisory fees	—	—	23,896	—	23,896
Money transfer income	—	—	—	20,688	20,688
Asset management fees	10,770	—	—	—	10,770
	58,788	73,293	25,511	23,709	181,301
Other revenues (1)	2,448	35,459	16,281	22,336	76,524
Total noninterest income	$61,236	$108,752	$41,792	$46,045	$257,825

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended March 31, 2017
Service charges on deposit accounts	$12,235	$41,321	$1,612	$—	$55,168
Card and merchant processing fees	126	27,924	—	1,942	29,992
Retail investment sales	27,471	—	—	—	27,471
Investment banking and advisory fees	—	—	28,301	—	28,301
Money transfer income	—	—	—	25,197	25,197
Asset management fees	9,771	—	—	—	9,771
	49,603	69,245	29,913	27,139	175,900
Other revenues (1)	282	37,324	16,771	14,410	68,787
Total noninterest income	$49,885	$106,569	$46,684	$41,549	$244,687

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.
(13) Related Party Transactions
The Company enters into various transactions with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2018 and 2017.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $4.7 billion and $4.8 billion as of March 31, 2018 and December 31, 2017, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	March 31, 2018	December 31, 2017
	(In Thousands)
Derivative contracts:
Fair value hedges	$(34,008)	$(15,991)
Cash flow hedges	74	(144)
Free-standing derivatives not designated as hedging instruments	31,895	7,777
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

	March 31, 2018	December 31, 2017
	(In Thousands)
Securities purchased under agreements to resell	$—	$—
Securities sold under agreements to repurchase	—	17,881

Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also had a $150 million line of credit with BBVA that was initiated on August 1, 2014. This agreement was terminated on July 13, 2017. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2018. At both March 31, 2018 and December 31, 2017 there was no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $120 thousand and $367 thousand for the three months ended March 31, 2018 and 2017, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $12.1 million and $6.0 million for the three months ended March 31, 2018 and 2017, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $7.3 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At March 31, 2018, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended March 31, 2018 and 2017, the Company paid $3.9 million and $3.5 million, respectively, of preferred stock dividends to BBVA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to (1) the allowance for loan losses, (2) fair value of financial instruments, and (3) goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements, included herein.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended March 31, 2018 was $208.2 million compared to $120.4 million earned during the three months ended March 31, 2017. The Company’s results of operations for the three months ended March 31, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income and lower provision for loan losses.
Net interest income totaled $622.6 million for the three months ended March 31, 2018 compared to $551.4 million for the three months ended March 31, 2017. The net interest margin for the three months ended March 31, 2018 was 3.27%, compared to 2.96% for the three months ended March 31, 2017. Net interest income was positively impacted by higher interest rates due to the impact of the Federal Reserve Board benchmark interest rate increases.
The provision for loan losses was $57.0 million for the three months ended March 31, 2018 compared to $80.1 million of provision for loan losses for the three months ended March 31, 2017. The decrease in provision for loan losses was primarily due to a decrease in the allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio during the three months ended March 31, 2018.
Net charge-offs for the three months ended March 31, 2018 totaled $67.7 million which represented a $16.6 million decrease compared to $84.3 million for the three months ended March 31, 2017. The decrease in net charge-offs for the three months ended March 31, 2018 as compared to the corresponding period in 2017 was primarily driven by a $31.0 million decrease in commercial, financial and agricultural net charge-offs offset by an $8.6 million increase in consumer direct net charge-offs and a $6.6 million increase in consumer indirect net charge-offs.
Noninterest income was $257.8 million, an increase of $13.1 million compared to the three months ended March 31, 2017. The increase in noninterest income was largely attributable to a $9.7 million increase in card and merchant processing fees, a $5.5 million increase in mortgage banking, a $3.1 million increase in corporate and correspondent investment sales, and a $2.6 million increase in retail investment sales offset by a $4.4 million decrease in investment banking and advisory fees and a $4.5 million decrease in money transfer income.
Noninterest expense increased $13.6 million to $562.9 million for the three months ended March 31, 2018 compared to $549.3 million for the three months ended March 31, 2017. The increase was driven by a $21.4 million increase in salaries, benefits and commissions offset by a $7.2 million decrease in other noninterest expense due, in part, to lower levels of FDIC insurance and marketing expense.
Income tax expense was $51.8 million for the three months ended March 31, 2018 compared to $45.8 million for the three months ended March 31, 2017. This resulted in an effective tax rate of 19.9% for 2018 and 27.5% for 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018.

The Company's total assets at March 31, 2018 were $87.6 billion, an increase of $288 million from December 31, 2017 levels. Total loans, excluding loans held for sale, were $62.2 billion at March 31, 2018, an increase of $584 million or 0.9% from year-end December 31, 2017 levels. The increase in loans was primarily driven by increases in both commercial and consumer loans. Deposits increased $684 million or 1.0% compared to December 31, 2017.
Total shareholder's equity at March 31, 2018 was $13.1 billion, an increase of $131 million compared to December 31, 2017.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.43% and 12.08%, respectively, at March 31, 2018 compared to 12.15% and 11.80%, respectively, at December 31, 2017.
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
At March 31, 2018, the Company was fully compliant with the liquidity coverage ratio rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $208.2 million and $120.4 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s results of operations for the three months ended March 31, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income, lower provision for loan losses and higher noninterest income offset by higher noninterest expense.
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
Three Months Ended March 31, 2018 and 2017
Net interest income totaled $622.6 million for the three months ended March 31, 2018 compared to $551.4 million for the three months ended March 31, 2017.
Net interest income on a fully taxable equivalent basis totaled $635.0 million for the three months ended March 31, 2018, an increase of $63.6 million compared with $571.4 million for the three months ended March 31, 2017. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.27% for the three months ended March 31, 2018 compared to 2.96% for the three months ended March 31, 2017. The 31 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the three months ended March 31, 2018, for the loan portfolio was 4.40% compared to 3.98% for the same period in 2017. The 42 basis point increase was primarily driven by the impact of higher interest rates.

The fully taxable equivalent yield on the investment securities portfolio was 2.13% for the three months ended March 31, 2018 compared to 1.98% for the three months ended March 31, 2017. The 15 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 0.83% for the three months ended March 31, 2018 compared to 0.61% for the three months ended March 31, 2017 and reflects the impact of higher interest rates offered on savings and money market products.
The average rate paid on FHLB and other borrowings for the three months ended March 31, 2018 was 3.03% compared to 2.44% for the corresponding period in 2017. The 59 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $750 million issuance of unsecured senior notes in June 2017.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$62,200,448	$674,830	4.40%	$60,326,849	$591,704	3.98%
Debt securities – AFS (tax exempt) (3)	1,080	15	5.63	7,152	156	8.85
Debt securities – AFS (taxable)	11,423,325	56,590	2.01	11,422,904	51,895	1.84
Total debt securities – AFS	11,424,405	56,605	2.01	11,430,056	52,051	1.85
Debt securities – HTM (tax exempt) (3)	886,774	7,054	3.23	994,647	8,401	3.43
Debt securities – HTM (taxable)	1,109,635	6,848	2.50	174,152	1,170	2.72
Total debt securities - HTM	1,996,409	13,902	2.82	1,168,799	9,571	3.32
Trading account securities (3)	121,371	751	2.51	2,730,386	10,298	1.53
Other (4) (5)	3,098,494	11,875	1.55	2,750,396	12,143	1.79
Total earning assets	78,841,127	757,963	3.90	78,406,486	675,767	3.50
Noninterest earning assets:
Cash and due from banks	580,515			1,031,212
Allowance for loan losses	(844,248)			(850,362)
Net unrealized (loss) gain on investment securities available for sale	(228,187)			(142,003)
Other noninterest earning assets	9,421,702			9,231,549
Total assets	$87,770,909			$87,676,882
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,195,605	9,581	0.47	$8,190,873	6,131	0.30
Savings and money market accounts	25,526,343	38,890	0.62	25,218,935	22,301	0.36
Certificates and other time deposits	14,109,950	48,876	1.40	13,229,357	41,872	1.28
Total interest bearing deposits	47,831,898	97,347	0.83	46,639,165	70,304	0.61
FHLB and other borrowings	3,310,286	24,756	3.03	3,167,805	19,068	2.44
Federal funds purchased and securities sold under agreements to repurchase (5)	22,235	536	9.78	42,855	4,897	46.34
Other short-term borrowings	51,626	344	2.70	2,707,802	10,086	1.51
Total interest bearing liabilities	51,216,045	122,983	0.97	52,557,627	104,355	0.81
Noninterest bearing deposits	21,581,905			20,577,690
Other noninterest bearing liabilities	1,882,541			1,688,907
Total liabilities	74,680,491			74,824,224
Shareholder’s equity	13,090,418			12,852,658
Total liabilities and shareholder’s equity	$87,770,909			$87,676,882
Net interest income/net interest spread		$634,980	2.93%		$571,412	2.69%
Net interest margin			3.27%			2.96%
Taxable equivalent adjustment		12,375			19,979
Net interest income		$622,605			$551,433

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended March 31, 2018 and 2017
For the three months ended March 31, 2018, the Company recorded $57.0 million of provision for loan losses compared to $80.1 million of provision for loan losses for the three months ended March 31, 2017. The decrease in provision for loan losses was primarily due to a decrease in the allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio during the three months ended March 31, 2018.
At March 31, 2018, the amount of the allowance for loan losses related to the Hurricanes Harvey and Irma impacted loan portfolio was approximately $25 million compared to $45 million at December 31, 2017 based upon management's best estimate of the probable incurred losses resulting from these hurricanes.
The Company recorded net charge-offs of $67.7 million during the three months ended March 31, 2018 compared to $84.3 million during the corresponding period in 2017. The decrease in net charge-offs for the three months ended March 31, 2018 as compared to the corresponding period in 2017 was driven in part by a $31.0 million decrease in commercial, financial and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans offset by an $8.6 million increase in consumer direct net charge-offs and a $6.6 million increase in consumer indirect net charge-offs.
Net charge-offs were 0.44% of average loans for the three months ended March 31, 2018 compared to 0.57% of average loans for the three months ended March 31, 2017.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Service charges on deposit accounts	$56,161	$55,168
Card and merchant processing fees	39,678	29,992
Retail investment sales	30,108	27,471
Investment banking and advisory fees	23,896	28,301
Money transfer income	20,688	25,197
Corporate and correspondent investment sales	12,056	8,915
Asset management fees	10,770	9,771
Mortgage banking	8,397	2,870
Bank owned life insurance	4,215	4,169
Other	51,856	52,833
Total noninterest income	$257,825	$244,687
Three Months Ended March 31, 2018 and 2017
Noninterest income was $257.8 million for the three months ended March 31, 2018, compared to $244.7 million for the three months ended March 31, 2017. The increase in noninterest income was primarily driven by increases in card and merchant processing fees, retail investment sales, corporate and correspondent investment sales, and mortgage banking partially offset by decreases in investment banking and advisory fees and money transfer income.
Card and merchant processing fees represents income related to customers' utilization of their debt and credit cards, as well as interchange income and merchants' discounts. Income from card and merchant processing fees increased to $39.7 million for the three months ended March 31, 2018, compared to $30.0 million for the three months ended March 31, 2017, due in part to a $3.0 million increase in interchange income related to continued growth in the number of accounts. Additionally, effective January 1, 2018, the Company began recording certain interchange income, previously recorded within other income, in card and merchant processing fees. This change resulted in a $6.4 million increase for the three months ended March 31, 2018.
Retail investment sales is comprised of mutual funds and annuity sales income and insurance sales fees. Income from retail investment sales increased to $30.1 million for the three months ended March 31, 2018, compared to $27.5 million for the three months ended March 31, 2017, due to increases of $4.3 million in securities transaction fees and $2.0 million in variable annuity income; partially offset by decreases of $1.7 million in life and disability insurance income and $1.4 million in fixed annuity income. The improved market conditions caused a shift in demand from fixed annuities towards variable annuities.
Income from investment banking and advisory fees decreased to $23.9 million for the three months ended March 31, 2018, compared to $28.3 million for the three months ended March 31, 2017, due to a decrease in the volume of underwriting activity during the first quarter 2018 compared to the same period in 2017.
Money transfer income decreased to $20.7 million for the three months ended March 31, 2018, compared to $25.2 million for the three months ended March 31, 2017, due to a decline in transaction volume during the first quarter of 2018 compared to the same period in 2017.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $12.1 million for the three months ended March 31, 2018, compared to $8.9 million for the three months ended March 31, 2017, due to an increase in bond trading during the three months ended March 31, 2018.
Mortgage banking for the three months ended March 31, 2018 was $8.4 million, an increase of $5.5 million compared to the three months ended March 31, 2017. Mortgage banking for the three months ended March 31, 2018, included $8.3 million of servicing income, guarantee fees and gains on sales of mortgage loans as well as net gains of $405 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended March 31, 2017, included $6.0 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $3.3 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking for the three months ended March 31, 2018, compared to the corresponding period in 2017 was primarily driven by an increase in the valuation related to the MSRs due to rising interest rates.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Salaries, benefits and commissions	$289,440	$268,015
Equipment	63,360	61,630
Professional services	60,645	57,807
Net occupancy	40,422	42,101
Money transfer expense	13,721	16,324
Amortization of intangibles	1,592	2,525
Total securities impairment	309	242
Other	93,424	100,668
Total noninterest expense	$562,913	$549,312
Three Months Ended March 31, 2018 and 2017
Noninterest expense was $562.9 million for the three months ended March 31, 2018, an increase of $13.6 million compared to $549.3 million for the three months ended March 31, 2017. The increase was driven by higher levels of salaries, benefits and commissions offset, in part, by decreases in money transfer income and other noninterest expense.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense increased to $289.4 million during the three months ended March 31, 2018, compared to $268.0 million for the three months ended March 31, 2017. The increase was related to an approximate $9.8 million increase in full time salaries, $3.6 million increase in payroll tax and $2.4 million increases in other employee benefits in 2018 compared to the corresponding period in 2017.
Money transfer expense decreased to $13.7 million during the three months ended March 31, 2018, compared to $16.3 million for the three months ended March 31, 2017 due to a decline in transaction volume during the first quarter of 2018 compared to the same period in 2017.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased $7.2 million during the three months ended March 31, 2018, to $93.4 million compared to $100.7 million for the three months ended March 31, 2017. The decrease was attributable to a $5.9 million decrease in the provision for unfunded commitments and letters of credit, a $5.3 million decrease in FDIC insurance and a $4.8 million decrease in marketing expense in 2018 compared to the corresponding period in 2017 which was partially offset by a $5.4 million increase in business development expenses in 2018 compared to the corresponding period in 2017.
Income Tax Expense
Three Months Ended March 31, 2018 and 2017
The Company’s income tax expense totaled $51.8 million and $45.8 million for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate was 19.9% for the three months ended March 31, 2018 and 27.5% for the three months ended March 31, 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018.

Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $216 million at March 31, 2018, compared to $220 million December 31, 2017.
Debt Securities
As of March 31, 2018, the securities portfolio included $11.4 billion in available for sale debt securities and $2.0 billion in held to maturity debt securities for a total debt securities portfolio of $13.4 billion, an increase of $144 million compared with December 31, 2017.
During the three months ended March 31, 2018, the Company transferred approximately $1.0 billion of agency collateralized mortgage backed securities from available for sale to held to maturity.
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

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	March 31, 2018	December 31, 2017
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,359,127	$25,749,949
Real estate – construction	2,156,856	2,273,539
Commercial real estate – mortgage	11,528,287	11,724,158
Total commercial loans	$40,044,270	$39,747,646
Consumer loans:
Residential real estate – mortgage	$13,306,987	$13,365,747
Equity lines of credit	2,657,860	2,653,105
Equity loans	344,537	363,264
Credit card	657,030	639,517
Consumer direct	1,856,443	1,690,383
Consumer indirect	3,340,734	3,164,106
Total consumer loans	$22,163,591	$21,876,122
Total loans	$62,207,861	$61,623,768
Loans held for sale	76,401	67,110
Total loans and loans held for sale	$62,284,262	$61,690,878
Loans and loans held for sale, net of unearned income, totaled $62.3 billion at March 31, 2018, an increase of $593 million from December 31, 2017.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.

Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $721 million at March 31, 2018, a decrease of $28 million compared to $749 million at December 31, 2017. The decrease in nonperforming assets was primarily due to a $12 million decrease in nonaccrual loans. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.16% at March 31, 2018 compared with 1.21% at December 31, 2017.
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
Table 5 Potential Problem Loans

	March 31, 2018	December 31, 2017
	(In Thousands)
Commercial, financial and agricultural	$511,337	$456,953
Real estate – construction	3,630	232
Commercial real estate – mortgage	108,966	90,313
	$623,933	$547,498

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	March 31, 2018	December 31, 2017
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$284,699	$310,059
Real estate – construction	14,183	5,381
Commercial real estate – mortgage	115,285	111,982
Residential real estate – mortgage	169,778	173,843
Equity lines of credit	36,350	34,021
Equity loans	11,429	11,559
Credit card	—	—
Consumer direct	4,211	2,425
Consumer indirect	11,275	9,595
Total nonaccrual loans	647,210	658,865
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$647,210	$658,865
Accruing TDRs: (1)
Commercial, financial and agricultural	$5,231	$1,213
Real estate – construction	129	101
Commercial real estate – mortgage	4,182	4,155
Residential real estate – mortgage	62,171	64,898
Equity lines of credit	236	237
Equity loans	29,546	30,105
Credit card	—	—
Consumer direct	490	534
Consumer indirect	—	—
Total Accruing TDRs	101,985	101,243
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$101,985	$101,243
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$5,420	$18,136
Real estate – construction	1,918	1,560
Commercial real estate – mortgage	2,229	927
Residential real estate – mortgage	5,975	8,572
Equity lines of credit	2,371	2,259
Equity loans	379	995
Credit card	11,845	11,929
Consumer direct	7,929	6,712
Consumer indirect	7,838	7,288
Total loans 90 days past due and accruing	45,904	58,378
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$45,904	$58,378
OREO	$16,147	$17,278
Other repossessed assets	$11,278	$13,473

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following table.
Table 7 Nonperforming Assets

	March 31, 2018	December 31, 2017
	(In Thousands)
Nonaccrual loans	$647,210	$658,865
Loans 90 days or more past due and accruing (1)	45,904	58,378
TDRs 90 days or more past due and accruing	700	751
Nonperforming loans	693,814	717,994
OREO	16,147	17,278
Other repossessed assets	11,278	13,473
Total nonperforming assets	$721,239	$748,745

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	March 31, 2018	December 31, 2017
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.11%	1.16%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.16	1.21
Allowance for loan losses as a percentage of loans	1.34	1.37
Allowance for loan losses as a percentage of nonperforming loans (3)	119.93	117.38

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 9 Rollforward of Nonaccrual Loans

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Balance at beginning of period,	$658,865	$920,312
Additions	148,155	163,417
Returns to accrual	(25,073)	(17,398)
Loan sales	(8,475)	(98,772)
Payments and paydowns	(49,229)	(28,468)
Transfers to OREO	(4,576)	(11,325)
Charge-offs	(72,457)	(102,188)
Balance at end of period	$647,210	$825,578
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 10 Rollforward of TDR Activity

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Balance at beginning period	$285,606	$213,868
New TDRs	7,295	84,684
Payments/Payoffs	(7,725)	(12,642)
Charge-offs	(4,173)	(3,520)
Transfer to OREO	—	(306)
Balance at end of period	$281,003	$282,084
The Company’s aggregate recorded investment in impaired loans modified through TDRs was $281 million at March 31, 2018 compared to $286 million at December 31, 2017. Included in these amounts are $102 million at March 31, 2018 and $101 million at December 31, 2017 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses decreased to $832 million at March 31, 2018, from $843 million at December 31, 2017. The ratio of the allowance for loan losses to total loans was 1.34% at March 31, 2018 compared to 1.37% at December 31, 2017. Nonperforming loans were $694 million at March 31, 2018 compared to $718 million at December 31, 2017. The allowance attributable to individually impaired loans was $95 million at March 31, 2018 compared to $104 million at December 31, 2017. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.44% of average loans for the three months ended March 31, 2018 compared to 0.57% of average loans for the three months ended March 31, 2017. The decrease in net charge-offs for the three months ended March 31, 2018 as compared to the corresponding period in 2017 was driven in part by a $31.0 million decrease in commercial, financial and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans offset by an $8.6 million increase in consumer direct net charge-offs and a $6.6 million increase in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
Average loans outstanding during the period	$62,162,146	$60,265,730
Allowance for loan losses, beginning of period	$842,760	$838,293
Charge-offs:
Commercial, financial and agricultural	10,132	42,908
Real estate – construction	30	9
Commercial real estate – mortgage	173	105
Residential real estate – mortgage	2,137	3,118
Equity lines of credit	1,674	1,926
Equity loans	771	1,294
Credit card	10,844	10,620
Consumer direct	27,555	18,400
Consumer indirect	29,985	23,808
Covered	—	—
Total charge-offs	83,301	102,188
Recoveries:
Commercial, financial and agricultural	1,737	3,497
Real estate – construction	119	66
Commercial real estate – mortgage	59	846
Residential real estate – mortgage	757	1,923
Equity lines of credit	1,514	760
Equity loans	840	446
Credit card	970	802
Consumer direct	2,143	1,582
Consumer indirect	7,444	7,909
Covered	—	31
Total recoveries	15,583	17,862
Net charge-offs	67,718	84,326
Total provision for loan losses	57,029	80,139
Allowance for loan losses, end of period	$832,071	$834,106
Net charge-offs to average loans	0.44%	0.57%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of March 31, 2018 and December 31, 2017.
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
The commercial, financial and agricultural portfolio segment totaled $26.4 billion at March 31, 2018 compared to $25.7 billion at December 31, 2017. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans.

Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	March 31, 2018				December 31, 2017
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$544,091	$1	$—	$—	$543,917	$512	$—	$—
Basic Materials	630,532	50	—	774	622,869	53	—	—
Capital Goods & Industrial Services	3,034,735	9,650	142	66	2,833,429	12,889	143	2,626
Construction & Infrastructure	760,329	16,938	4,023	—	618,795	16,145	6	—
Consumer & Healthcare	3,364,442	41,619	899	—	3,512,885	41,594	886	—
Energy	2,808,779	142,710	—	—	2,791,942	150,448	—	—
Financial Services	1,086,063	125	—	—	1,110,420	29	—	—
General Corporates	1,579,315	4,278	20	2,981	1,558,631	3,260	23	14,975
Institutions	3,257,208	1,997	—	—	3,187,330	1,913	—	—
Leisure	2,456,355	3,116	98	—	2,440,319	3,030	107	—
Real Estate	1,221,171	—	—	—	944,538	—	—	—
Retail & Wholesale Trade	2,595,117	3,438	—	1,592	2,623,670	6,424	—	535
Telecoms, Technology & Media	1,630,548	3,397	49	7	1,499,897	3,317	48	—
Transportation	801,703	38,269	—	—	856,438	50,587	—	—
Utilities	588,739	19,111	—	—	604,869	19,858	—	—
Total Commercial, Financial and Agricultural	$26,359,127	$284,699	$5,231	$5,420	$25,749,949	$310,059	$1,213	$18,136
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.5 billion and $11.7 billion at March 31, 2018 and December 31, 2017, respectively, and real estate — construction loans totaled $2.2 billion at March 31, 2018 and $2.3 billion at December 31, 2017.
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

The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	March 31, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$395,461	$9,107	$2,336	$467	$390,134	$9,727	$2,370	$261
Arizona	770,263	12,234	—	—	874,975	10,144	—	—
California	1,418,083	—	—	28	1,456,273	—	—	—
Colorado	460,499	6,459	—	—	454,649	6,371	—	—
Florida	1,072,544	7,045	93	—	1,067,876	6,907	101	—
New Mexico	199,789	7,035	126	14	197,515	8,153	127	—
Texas	3,557,970	43,034	733	1,720	3,546,972	38,990	656	666
Other	3,653,678	30,371	894	—	3,735,764	31,690	901	—
	$11,528,287	$115,285	$4,182	$2,229	$11,724,158	$111,982	$4,155	$927

Table 14 Real Estate – Construction

	March 31, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$32,536	$96	$—	$115	$52,315	$97	$—	$115
Arizona	182,278	—	—	—	163,077	—	—	—
California	289,754	—	—	655	260,652	—	—	715
Colorado	81,684	—	—	—	71,736	—	—	—
Florida	200,345	98	—	—	272,460	62	—	—
New Mexico	7,889	—	51	—	7,165	—	52	—
Texas	908,157	13,560	78	1,148	1,038,219	4,796	49	730
Other	454,213	429	—	—	407,915	426	—	—
	$2,156,856	$14,183	$129	$1,918	$2,273,539	$5,381	$101	$1,560
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

Residential real estate — mortgage loans totaled $13.3 billion and $13.4 billion at March 31, 2018 and December 31, 2017, respectively. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	March 31, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$961,676	$19,115	$12,173	$529	$972,764	$17,766	$12,526	$560
Arizona	1,287,852	11,293	9,275	632	1,290,388	14,649	9,526	387
California	3,043,875	16,066	4,130	93	3,028,148	13,607	3,574	1,018
Colorado	1,114,218	6,130	2,865	—	1,128,379	18,772	3,216	—
Florida	1,650,923	43,645	9,371	1,243	1,670,169	38,272	9,636	2,109
New Mexico	218,344	2,951	1,701	—	221,425	2,598	1,735	143
Texas	4,574,621	51,882	19,391	3,478	4,588,299	51,316	20,037	3,479
Other	455,478	18,696	3,265	—	466,175	16,863	4,648	876
	$13,306,987	$169,778	$62,171	$5,975	$13,365,747	$173,843	$64,898	$8,572
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	March 31, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$730,116	$119,995	$21,382	$4,292	$709,239	$112,391	$22,201	$4,979
621 – 680	1,165,124	22,756	13,600	680	1,225,385	22,815	14,549	2,130
681 – 720	1,849,005	9,452	14,651	225	1,863,614	9,372	14,439	80
Above 720	8,872,193	6,234	12,279	778	8,801,004	5,081	13,385	713
Unknown	690,549	11,341	259	—	766,505	24,184	324	670
	$13,306,987	$169,778	$62,171	$5,975	$13,365,747	$173,843	$64,898	$8,572

Equity lines of credit and equity loans totaled $3.0 billion at both March 31, 2018 and December 31, 2017. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	March 31, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$524,076	$10,423	$8,527	$569	$539,208	$9,967	$8,878	$1,121
Arizona	367,514	7,800	4,350	88	375,807	8,005	3,593	191
California	370,502	2,066	375	337	359,209	731	378	—
Colorado	188,756	3,440	1,391	107	193,297	3,307	1,464	175
Florida	358,455	9,752	6,171	308	368,033	8,768	6,553	692
New Mexico	52,661	1,447	614	—	53,165	1,647	610	—
Texas	1,106,250	10,992	7,949	1,292	1,093,651	12,077	8,456	1,032
Other	34,183	1,859	405	49	33,999	1,078	410	43
	$3,002,397	$47,779	$29,782	$2,750	$3,016,369	$45,580	$30,342	$3,254

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	March 31, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$203,405	$24,116	$8,186	$2,444	$204,128	$22,828	$7,894	$2,303
621 – 680	385,568	11,547	8,504	212	387,870	11,518	10,781	245
681 – 720	555,468	7,928	5,095	94	551,072	7,348	4,791	41
Above 720	1,847,775	3,729	7,923	—	1,863,106	3,816	6,643	227
Unknown	10,181	459	74	—	10,193	70	233	438
	$3,002,397	$47,779	$29,782	$2,750	$3,016,369	$45,580	$30,342	$3,254
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at March 31, 2018 were $1.9 billion and $1.7 billion at December 31, 2017. Total credit cards at March 31, 2018 were $657 million and $640 million at December 31, 2017.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans at March 31, 2018 were $3.3 billion compared to $3.2 billion at December 31, 2017.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	March 31, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$133,153	$3,880	$161	$6,666	$95,221	$376	$—	$3,680
621 – 680	325,105	326	—	157	275,816	30	178	1,543
681 – 720	442,276	—	326	38	380,645	2,005	351	392
Above 720	889,993	5	3	181	873,764	6	5	455
Unknown	65,916	—	—	887	64,937	8	—	642
	$1,856,443	$4,211	$490	$7,929	$1,690,383	$2,425	$534	$6,712
Table 20 Consumer Indirect

	March 31, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$768,791	$9,169	$—	$7,356	$683,543	$6,648	$—	$5,850
621 – 680	1,015,141	1,609	—	279	986,894	2,282	—	1,020
681 – 720	668,027	323	—	157	679,363	439	—	208
Above 720	887,810	174	—	46	812,966	226	—	208
Unknown	965	—	—	—	1,340	—	—	2
	$3,340,734	$11,275	$—	$7,838	$3,164,106	$9,595	$—	$7,288
Foreign Exposure
As of March 31, 2018, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At March 31, 2018, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of March 31, 2018
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa3	BBB+
Short-term debt rating	A-2	-	F2
Compass Bank
Long-term debt rating	BBB+	Baa3	BBB+
Long-term bank deposits (1)	N/A	A3	A-
Subordinated debt	BBB	Baa3	BBB
Short-term debt rating	A-2	P-3	F2
Short-term deposit rating (2)	N/A	P-2	F2
Outlook	Stable	Ratings Under Review (3)	Stable
(1) S&P does not provide a rating for long-term bank deposits; therefore, the rating is N/A.
(2) S&P does not provide a short-term deposit rating; therefore, the rating is N/A.
(3) On February 12, 2018, Moody's placed BBVA Compass Bancshares, Inc. and Compass Bank under review for ratings upgrade. On April 25, 2018, Moody's upgraded BBVA Compass' ratings (issuer rating to Baa2, outlook stable.)
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.
A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Deposits
Total deposits increased by $684 million from December 31, 2017 to March 31, 2018. At March 31, 2018 and December 31, 2017, total deposits included $7.9 billion and $8.4 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	March 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,792,498	31.2%	$21,630,694	31.3%
Interest-bearing demand deposits	8,594,061	12.3	8,382,607	12.1
Savings and money market	25,750,169	36.8	25,361,280	36.6
Time deposits	13,803,684	19.7	13,881,732	20.0
Total deposits	$69,940,412	100.0%	$69,256,313	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at March 31, 2018
Securities sold under agreements to repurchase (1)	$33,568	$22,235	0.83%	$5,933	1.50%
Other short-term borrowings	159,004	51,626	2.70	29,999	4.24
	$192,572	$73,861		$35,932
Balance at December 31, 2017
Federal funds purchased	$1,710	$402	1.24%	$1,710	1.50%
Securities sold under agreements to repurchase (1)	114,361	58,222	0.92	17,881	1.23
Other short-term borrowings	2,771,539	1,703,738	1.55	17,996	1.48
	$2,887,610	$1,762,362		$37,587

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Total short-term borrowings decreased $2 million at March 31, 2018 from $38 million at December 31, 2017.
At March 31, 2018 and December 31, 2017, FHLB and other borrowings were $3.3 billion and $4.0 billion, respectively. For the three months ended March 31, 2018, the Company had $4.7 billion of proceeds received from FHLB and other borrowings and repayments were approximately $5.3 billion.
Shareholder’s Equity
Total shareholder's equity was $13.1 billion at March 31, 2018, compared to $13.0 billion at December 31, 2017, an increase of $131 million. Shareholder's equity increased $208 million due to earnings attributable to the Company during the period, offset by a $74 million increase in other comprehensive loss largely attributable to an increase in unrealized losses on available for sale securities and the payment of preferred dividends totaling $3.9 million to its sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2018, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2018.
Table 24 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
March 31, 2018
Rate Change
+ 200 basis points	8.35%
+ 100 basis points	4.26
- 100 basis points	(4.50)
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
Table 25 Economic Value of Equity

Estimated % Change in Economic Value of Equity
March 31, 2018
Rate Change
+ 300 basis points	(8.07)%
+ 200 basis points	(5.29)
+ 100 basis points	(2.56)
- 100 basis points	0.91
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2018, the Company had derivative financial instruments outstanding with notional amounts of $45.3 billion. The estimated net fair value of open contracts was in a liability position of $72 million at

March 31, 2018. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at March 31, 2018 or December 31, 2017 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
At March 31, 2018, the Company was fully compliant with the LCR requirements applicable to it in effect for 2018. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at March 31, 2018 and December 31, 2017.
Table 26 Capital Ratios

	March 31, 2018	December 31, 2017
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,167,087	$7,964,877
Tier 1 Capital	8,401,287	8,199,077
Total Capital	9,917,460	9,689,834
Ratios:
CET1 Risk-based Capital Ratio	12.08%	11.80%
Tier 1 Risk-based Capital Ratio	12.43	12.15
Total Risk-based Capital Ratio	14.67	14.36
Leverage Ratio	10.12	9.98
At March 31, 2018, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
In April 2018, the Federal Reserve Board proposed a rule that would amend the capital planning and stress testing rules applicable to large bank holding companies, such as the Company, as well as the U.S. Basel III capital rules applicable to such bank holding companies, to shift the quantitative capital requirements that are based on pro forma losses under stressed conditions from a quantitative component of the annual capital planning requirements to an ongoing capital buffer requirement, as well as to modify certain assumptions used in determining the pro forma losses. Also in April 2018, the Federal Reserve Board and other U.S. federal banking agencies proposed a rule regarding the regulatory capital treatment of the implementation of and transition to ASU 2016-13, which establishes new accounting guidance for credit losses, as discussed in Note 1, Basis of Presentation, Recently Issued Accounting Standards Not Yet Adopted.

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
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2017.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2017.

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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended March 31, 2018. For the three months ended March 31, 2018, no fees and/or commissions have been recorded in connection with these counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, any payments of amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding counter indemnity as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended

March 31, 2018, from embassy-related activity, which include fees and/or commissions, did not exceed $105. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: May 8, 2018	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer