Form 10-Q
period 2018-06-30
BBVA COMPASS BANCSHARES, INC
filed 2018-08-07
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2018
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
EGRRCPA	Economic Growth Regulatory Relief and Consumer Protection Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
HVCRE	High-volatility commercial real estate
HVCRE ADC	HVCRE acquisition development or construction
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
S&P	Standard and Poor's Rating Services
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Tax Cuts and Jobs Act	H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. GAAP	Accounting principles generally accepted in the U.S.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2018	December 31, 2017
	(In Thousands)
Assets:
Cash and due from banks	$1,138,034	$1,313,022
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	2,438,585	2,769,804
Cash and cash equivalents	3,576,619	4,082,826
Trading account assets	277,694	220,496
Debt securities available for sale	11,293,724	12,219,632
Debt securities held to maturity (fair value of $2,185,911 and $1,040,543 at June 30, 2018 and December 31, 2017, respectively)	2,198,186	1,046,093
Loans held for sale, at fair value	52,041	67,110
Loans	63,290,977	61,623,768
Allowance for loan losses	(860,000)	(842,760)
Net loans	62,430,977	60,781,008
Premises and equipment, net	1,170,798	1,214,874
Bank owned life insurance	728,703	722,596
Goodwill	4,983,296	4,983,296
Other assets	2,042,624	1,982,648
Total assets	$88,754,662	$87,320,579
Liabilities:
Deposits:
Noninterest bearing	$21,433,218	$21,630,694
Interest bearing	48,714,490	47,625,619
Total deposits	70,147,708	69,256,313
FHLB and other borrowings	4,157,284	3,959,930
Federal funds purchased and securities sold under agreements to repurchase	185,511	19,591
Other short-term borrowings	81,547	17,996
Accrued expenses and other liabilities	991,968	1,053,439
Total liabilities	75,564,018	74,307,269
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both June 30, 2018 and December 31, 2017	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both June 30, 2018 and December 31, 2017	2,230	2,230
Surplus	14,699,773	14,818,608
Accumulated deficit	(1,476,614)	(1,868,659)
Accumulated other comprehensive loss	(293,323)	(197,405)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	13,161,541	12,984,249
Noncontrolling interests	29,103	29,061
Total shareholder’s equity	13,190,644	13,013,310
Total liabilities and shareholder’s equity	$88,754,662	$87,320,579
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Interest income:
Interest and fees on loans	$711,006	$607,375	$1,374,941	$1,182,087
Interest on debt securities available for sale	53,792	53,159	110,394	105,156
Interest on debt securities held to maturity	13,062	6,821	25,488	13,460
Interest on trading account assets	924	9,805	1,674	20,102
Interest and dividends on other earning assets	14,916	14,480	26,791	26,623
Total interest income	793,700	691,640	1,539,288	1,347,428
Interest expense:
Interest on deposits	116,323	65,914	213,670	136,218
Interest on FHLB and other borrowings	31,912	22,450	56,668	41,518
Interest on federal funds purchased and securities sold under agreements to repurchase	1,399	6,942	1,935	11,839
Interest on other short-term borrowings	567	10,506	911	20,592
Total interest expense	150,201	105,812	273,184	210,167
Net interest income	643,499	585,828	1,266,104	1,137,261
Provision for loan losses	91,280	45,285	148,309	125,424
Net interest income after provision for loan losses	552,219	540,543	1,117,795	1,011,837
Noninterest income:
Service charges on deposit accounts	58,581	54,919	114,742	110,087
Card and merchant processing fees	44,048	32,460	83,726	62,452
Retail investment sales	29,782	28,588	59,890	56,059
Investment banking and advisory fees	24,546	19,943	48,442	48,244
Money transfer income	23,920	27,330	44,608	52,527
Corporate and correspondent investment sales	16,355	12,189	28,411	21,104
Asset management fees	10,989	10,055	21,759	19,826
Mortgage banking	7,964	3,316	16,361	6,186
Bank owned life insurance	4,375	4,220	8,590	8,389
Other	49,459	53,305	101,315	106,138
Total noninterest income	270,019	246,325	527,844	491,012
Noninterest expense:
Salaries, benefits and commissions	286,852	288,426	576,292	556,441
Professional services	68,577	64,840	129,222	122,647
Equipment	63,660	62,405	127,020	124,035
Net occupancy	42,671	41,240	83,093	83,341
Money transfer expense	16,302	17,807	30,023	34,131
Amortization of intangibles	1,171	2,525	2,763	5,050
Securities impairment:
Other-than-temporary impairment	—	—	571	242
Less: non-credit portion recognized in other comprehensive income	—	—	262	—
Total securities impairment	—	—	309	242
Other	100,312	95,242	193,736	195,910
Total noninterest expense	579,545	572,485	1,142,458	1,121,797
Net income before income tax expense	242,693	214,383	503,181	381,052
Income tax expense	58,295	56,943	110,093	102,789
Net income	184,398	157,440	393,088	278,263
Less: net income attributable to noncontrolling interests	595	431	1,056	874
Net income attributable to BBVA Compass Bancshares, Inc.	183,803	157,009	392,032	277,389
Less: preferred stock dividends	4,259	3,700	8,123	7,248
Net income attributable to common shareholder	$179,544	$153,309	$383,909	$270,141
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Net income	$184,398	$157,440	$393,088	$278,263
Other comprehensive income, net of tax:
Net unrealized (losses) gains arising during period from debt securities available for sale	(33,272)	12,632	(75,131)	39,565
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	—	—	—	—
Net change in net unrealized holding (losses) gains on debt securities available for sale	(33,272)	12,632	(75,131)	39,565
Change in unamortized net holding losses on debt securities held to maturity	2,514	875	4,533	1,541
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	(30,487)	—
Less: non-credit related impairment on debt securities held to maturity	—	—	200	—
Change in unamortized non-credit related impairment on debt securities held to maturity	285	304	415	527
Net change in unamortized holding losses on debt securities held to maturity	2,799	1,179	(25,739)	2,068
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	8,581	(161)	8,344	(10,027)
Change in defined benefit plans	—	—	(3,379)	(485)
Other comprehensive (loss) income, net of tax	(21,892)	13,650	(95,905)	31,121
Comprehensive income	162,506	171,090	297,183	309,384
Less: comprehensive income attributable to noncontrolling interests	595	431	1,056	874
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$161,911	$170,659	$296,127	$308,510
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	277,389	—	874	278,263
Other comprehensive income, net of tax	—	—	—	—	31,121	—	31,121
Preferred stock dividends	—	—	(7,248)	—	—	(1,037)	(8,285)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Capital contribution	—	—	—	—	—	51	51
Vesting of restricted stock	—	—	(1,538)	—	—	—	(1,538)
Restricted stock retained to cover taxes	—	—	(689)	—	—	—	(689)
Balance, June 30, 2017	$229,475	$2,230	$14,916,198	$(2,050,051)	$(137,131)	$28,909	$12,989,630

Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	392,032	—	1,056	393,088
Other comprehensive loss, net of tax	—	—	—	—	(95,905)	—	(95,905)
Preferred stock dividends	—	—	(8,123)	—	—	(1,036)	(9,159)
Common stock dividends	—	—	(110,000)	—	—	—	(110,000)
Capital contribution	—	—	—	—	—	22	22
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, June 30, 2018	$229,475	$2,230	$14,699,773	$(1,476,614)	$(293,323)	$29,103	$13,190,644
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Operating Activities:
Net income	$393,088	$278,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	138,150	146,924
Securities impairment	309	242
Amortization of intangibles	2,763	5,050
Accretion of discount, loan fees and purchase market adjustments, net	(32,066)	(4,703)
Provision for loan losses	148,309	125,424
Net change in trading account assets	(57,198)	91,592
Net change in trading account liabilities	42,827	(50,717)
Originations and purchases of loans held for sale	(315,648)	(302,117)
Sale of loans held for sale	340,166	344,672
Deferred tax expense	9,230	11,495
(Gain) loss on sale of premises and equipment	(704)	1,693
Gain on sale of mortgage loans held for sale	(9,449)	(11,856)
Net (gain) loss on sale of other real estate and other assets	(947)	914
Increase in other assets	(108,194)	(165,645)
Decrease in other liabilities	(102,673)	(27,386)
Net cash provided by operating activities	447,963	443,845
Investing Activities:
Proceeds from prepayments, maturities and calls of debt securities available for sale	1,882,418	1,144,683
Purchases of debt securities available for sale	(2,169,563)	(1,546,924)
Proceeds from sales of equity securities	466,352	168,890
Purchases of equity securities	(428,976)	(224,886)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	215,094	64,210
Purchases of debt securities held to maturity	(377,000)	(924)
Proceeds from sales of trading securities	—	549,289
Purchases of trading securities	—	(147,364)
Net change in loan portfolio	(1,784,494)	(97,089)
Proceeds from sales of loans	8,475	175,259
Purchase of premises and equipment	(55,411)	(52,585)
Proceeds from sale of premises and equipment	3,021	332
Payments to FDIC for covered assets	—	(2,832)
Proceeds from settlement of BOLI policies	2,519	1,581
Cash payments for premiums of BOLI policies	(18)	(26)
Proceeds from sales of other real estate owned	11,555	13,749
Net cash (used in) provided by investing activities	(2,226,028)	45,363
Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	409,461	(378,627)
Net increase (decrease) in time deposits	484,754	(1,289,838)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	165,920	(7,433)
Net increase (decrease) in other short-term borrowings	63,551	(367,717)
Proceeds from FHLB and other borrowings	12,073,916	7,095,526
Repayment of FHLB and other borrowings	(11,830,105)	(5,300,099)
Capital contribution for non-controlling interest	22	51
Vesting of restricted stock	(712)	(1,538)
Restricted stock grants retained to cover taxes	—	(689)
Common dividends paid	(110,000)	(60,000)
Preferred dividends paid	(9,159)	(8,285)
Net cash provided by (used in) financing activities	1,247,648	(318,649)
Net (decrease) increase in cash, cash equivalents and restricted cash	(530,417)	170,559
Cash, cash equivalents and restricted cash at beginning of year	4,270,950	3,419,488
Cash, cash equivalents and restricted cash at end of period	$3,740,533	$3,590,047
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA Compass Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Correction of Accounting Error
During the three and six months ended June 30, 2018, income tax expense included $11.4 million of income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. This error primarily related to 2017 and was corrected in the second quarter of 2018.
The Company has evaluated the effect of this correction on prior interim and annual periods' consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior annual period is materially misstated. In addition, the Company has considered the effect of this correction on the Company's three and six months ended June 30, 2018 financial results and forecasted annual results of operations for the year ended December 31, 2018, and concluded that the impact on these periods is not material.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Effective as of January 1, 2018, the adoption date, the Company changed the presentation of certain cash payments and receipts within its Condensed Consolidated Statements of Cash Flows. These changes were applied retrospectively to all periods presented within the statement of cash flows. For the six months ended June 30, 2017, the Company reclassified an immaterial amount of proceeds from the settlement of bank-owned life insurance policies and premiums paid for bank owned life insurance policies from operating activities to investing activities.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this ASU on January 1, 2018. The amendments in this ASU were applied retrospectively to all periods presented within the statement of cash flows. The implementation of this guidance resulted in a change in presentation of the Company's Condensed Consolidated Statement of Cash Flows and additional disclosures surrounding restricted cash balances. See Note 10, Supplemental Disclosure for Statement of Cash Flows, for the required disclosures in accordance with this ASU.
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
Income Taxes
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU codified into existing U.S. GAAP the SEC Staff views expressed in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Cuts and Jobs Act was enacted late in 2017, the Company expects ongoing guidance, analysis, and accounting interpretations, including additional information about facts and circumstances that existed at the enactment date when the Company files its federal tax return for the tax year 2017, which could result in adjustments to the Tax Cuts and Jobs Act accounting effects recorded during 2017. The Company expects to complete its analysis within the measurement period in accordance with this ASU.
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

	June 30, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,234,292	$1,740	$150,013	$5,086,019
Agency mortgage-backed securities	2,459,349	7,085	51,668	2,414,766
Agency collateralized mortgage obligations	3,889,600	4,647	102,327	3,791,920
States and political subdivisions	945	74	—	1,019
Total	$11,584,186	$13,546	$304,008	$11,293,724
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$1,303,533	$2,275	$21,470	$1,284,338
Non-agency	56,392	4,927	1,343	59,976
Asset-backed securities	7,417	1,833	463	8,787
States and political subdivisions	772,951	7,800	6,939	773,812
Other	57,893	1,314	209	58,998
Total	$2,198,186	$18,149	$30,424	$2,185,911

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$4,265,296	$996	$61,854	$4,204,438
Agency mortgage-backed securities	2,841,584	14,312	43,096	2,812,800
Agency collateralized mortgage obligations	5,302,531	4,203	106,723	5,200,011
States and political subdivisions	2,278	105	—	2,383
Total	$12,411,689	$19,616	$211,673	$12,219,632
Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$64,140	$5,262	$1,605	$67,797
Asset-backed securities	9,308	1,747	628	10,427
States and political subdivisions	911,393	3,951	12,853	902,491
Other	61,252	243	1,667	59,828
Total	$1,046,093	$11,203	$16,753	$1,040,543
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt and Equity Securities.
During the six months ended June 30, 2018, the Company transferred approximately $1.0 billion of agency collateralized mortgage backed securities from available for sale to held to maturity.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities and held to maturity debt securities that were in a loss position at June 30, 2018 and December 31, 2017. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	June 30, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$3,403,126	$86,710	$1,270,235	$63,303	$4,673,361	$150,013
Agency mortgage-backed securities	426,885	6,199	1,470,522	45,469	1,897,407	51,668
Agency collateralized mortgage obligations	734,393	8,448	2,407,966	93,879	3,142,359	102,327
Total	$4,564,404	$101,357	$5,148,723	$202,651	$9,713,127	$304,008

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$131,455	$517	$897,518	$20,953	$1,028,973	$21,470
Non-agency	3,195	127	21,945	1,216	25,140	1,343
Asset-backed securities	—	—	5,237	463	5,237	463
States and political subdivisions	52,659	358	270,521	6,581	323,180	6,939
Other	6,974	18	2,313	191	9,287	209
Total	$194,283	$1,020	$1,197,534	$29,404	$1,391,817	$30,424

	December 31, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,532,439	$28,308	$1,325,975	$33,546	$3,858,414	$61,854
Agency mortgage-backed securities	390,106	2,731	1,666,045	40,365	2,056,151	43,096
Agency collateralized mortgage obligations	1,244,416	6,522	3,297,278	100,201	4,541,694	106,723
Total	$4,166,961	$37,561	$6,289,298	$174,112	$10,456,259	$211,673

Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$9,776	$25	$22,439	$1,580	$32,215	$1,605
Asset-backed securities	—	—	6,243	628	6,243	628
States and political subdivisions	236,207	4,365	341,090	8,488	577,297	12,853
Other	19,048	98	20,736	1,569	39,784	1,667
Total	$265,031	$4,488	$390,508	$12,265	$655,539	$16,753
As indicated in the previous tables, at June 30, 2018, the Company held certain debt securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either June 30, 2018 or December 31, 2017, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Balance at beginning of period	$23,133	$22,824	$22,824	$22,582
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	—	242
Additions for the credit component on debt securities in which OTTI was previously recognized	—	—	309	—
Balance at end of period	$23,133	$22,824	$23,133	$22,824
For the three months ended June 30, 2018 and 2017, there was no OTTI recognized on held to maturity securities. For the six months ended June 30, 2018 and 2017, there was $309 thousand and $242 thousand, respectively, of OTTI recognized on held to maturity securities. The debt securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

June 30, 2018	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$250,181	$249,604
Maturing after one but within five years	2,933,594	2,849,963
Maturing after five but within ten years	1,286,296	1,267,131
Maturing after ten years	765,166	720,340
	5,235,237	5,087,038
Mortgage-backed securities and collateralized mortgage obligations	6,348,949	6,206,686
Total	$11,584,186	$11,293,724

Debt securities held to maturity:
Maturing within one year	$31,470	$31,578
Maturing after one but within five years	157,965	157,520
Maturing after five but within ten years	186,995	186,628
Maturing after ten years	461,831	465,871
	838,261	841,597
Collateralized mortgage obligations	1,359,925	1,344,314
Total	$2,198,186	$2,185,911
(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	June 30, 2018	December 31, 2017
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,648,387	$25,749,949
Real estate – construction	2,130,261	2,273,539
Commercial real estate – mortgage	11,795,476	11,724,158
Total commercial loans	40,574,124	39,747,646
Consumer loans:
Residential real estate – mortgage	13,350,490	13,365,747
Equity lines of credit	2,679,716	2,653,105
Equity loans	325,465	363,264
Credit card	704,634	639,517
Consumer direct	2,139,932	1,690,383
Consumer indirect	3,516,616	3,164,106
Total consumer loans	22,716,853	21,876,122
Total loans	$63,290,977	$61,623,768

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$398,143	$121,775	$105,854	$206,299	$—	$832,071
Provision (credit) for loan losses	43,934	(13,747)	(6,254)	67,347	—	91,280
Loans charged-off	(12,694)	(686)	(4,971)	(68,212)	—	(86,563)
Loan recoveries	2,127	5,904	3,403	11,778	—	23,212
Net (charge-offs) recoveries	(10,567)	5,218	(1,568)	(56,434)	—	(63,351)
Ending balance	$431,510	$113,246	$98,032	$217,212	$—	$860,000
Three months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$459,214	$114,607	$115,945	$144,340	$—	$834,106
Provision (credit) for loan losses	(11,513)	29	(5,442)	62,211	—	45,285
Loans charged-off	(27,715)	(900)	(5,614)	(52,331)	—	(86,560)
Loan recoveries	7,668	3,083	3,206	10,164	—	24,121
Net (charge-offs) recoveries	(20,047)	2,183	(2,408)	(42,167)	—	(62,439)
Ending balance	$427,654	$116,819	$108,095	$164,384	$—	$816,952

Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Provision (credit) for loan losses	29,837	(10,080)	(8,785)	137,337	—	148,309
Loan charge-offs	(22,826)	(889)	(9,553)	(136,596)	—	(169,864)
Loan recoveries	3,864	6,082	6,514	22,335	—	38,795
Net (charge-offs) recoveries	(18,962)	5,193	(3,039)	(114,261)	—	(131,069)
Ending balance	$431,510	$113,246	$98,032	$217,212	$—	$860,000
Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	28,532	(3,099)	(5,772)	105,794	(31)	125,424
Loan charge-offs	(70,623)	(1,014)	(11,952)	(105,159)	—	(188,748)
Loan recoveries	11,165	3,995	6,335	20,457	31	41,983
Net (charge-offs) recoveries	(59,458)	2,981	(5,617)	(84,702)	31	(146,765)
Ending balance	$427,654	$116,819	$108,095	$164,384	$—	$816,952

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
June 30, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$98,166	$8,234	$26,435	$609	$133,444
Collectively evaluated for impairment	333,344	105,012	71,597	216,603	726,556
Total allowance for loan losses	$431,510	$113,246	$98,032	$217,212	$860,000
Ending balance of loans:
Individually evaluated for impairment	$293,693	$90,566	$161,063	$1,102	$546,424
Collectively evaluated for impairment	26,354,694	13,835,171	16,194,608	6,360,080	62,744,553
Total loans	$26,648,387	$13,925,737	$16,355,671	$6,361,182	$63,290,977

December 31, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$61,705	$9,864	$30,613	$2,203	$104,385
Collectively evaluated for impairment	358,930	108,269	79,243	191,933	738,375
Total allowance for loan losses	$420,635	$118,133	$109,856	$194,136	$842,760
Ending balance of loans:
Individually evaluated for impairment	$307,680	$85,180	$172,857	$3,577	$569,294
Collectively evaluated for impairment	25,442,269	13,912,517	16,209,259	5,490,429	61,054,474
Total loans	$25,749,949	$13,997,697	$16,382,116	$5,494,006	$61,623,768

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The following tables present information on individually evaluated impaired loans, by loan class.

	June 30, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$92,861	$123,620	$—	$200,832	$213,147	$98,166
Real estate – construction	11,773	11,921	—	426	426	7
Commercial real estate – mortgage	29,623	31,130	—	48,744	51,542	8,227
Residential real estate – mortgage	—	—	—	108,957	108,957	8,372
Equity lines of credit	—	—	—	17,677	17,682	14,665
Equity loans	—	—	—	34,429	35,196	3,398
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	477	477	47
Consumer indirect	—	—	—	625	625	562
Total loans	$134,257	$166,671	$—	$412,167	$428,052	$133,444

	December 31, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$142,908	$175,743	$—	$164,772	$175,512	$61,705
Real estate – construction	2,849	2,858	—	130	130	7
Commercial real estate – mortgage	35,140	36,415	—	47,061	55,122	9,857
Residential real estate – mortgage	—	—	—	117,751	117,751	10,214
Equity lines of credit	—	—	—	19,183	19,188	16,021
Equity loans	—	—	—	35,923	36,765	4,378
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,545	2,545	1,254
Consumer indirect	—	—	—	1,032	1,032	949
Total loans	$180,897	$215,016	$—	$388,397	$408,045	$104,385
The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$261,048	$457	$471,719	$148
Real estate – construction	12,019	2	870	2
Commercial real estate – mortgage	82,537	199	75,078	336
Residential real estate – mortgage	110,986	689	114,619	669
Equity lines of credit	17,858	193	22,270	223
Equity loans	34,905	299	38,478	330
Credit card	—	—	—	—
Consumer direct	1,816	4	654	5
Consumer indirect	676	1	1,699	3
Total loans	$521,845	$1,844	$725,387	$1,716

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$258,648	$593	$534,922	$552
Real estate – construction	8,999	4	602	4
Commercial real estate – mortgage	83,135	410	62,172	620
Residential real estate – mortgage	111,022	1,369	115,799	1,315
Equity lines of credit	18,307	387	22,804	452
Equity loans	35,303	602	39,524	674
Credit card	—	—	—	—
Consumer direct	2,834	15	680	11
Consumer indirect	786	3	1,881	6
Total loans	$519,034	$3,383	$778,384	$3,634
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

The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	June 30, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,438,311	$2,104,860	$11,327,549
Special Mention	536,188	9,604	260,621
Substandard	563,517	15,797	193,226
Doubtful	110,371	—	14,080
	$26,648,387	$2,130,261	$11,795,476

	December 31, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,387,737	$2,257,659	$11,309,484
Special Mention	614,006	12,401	215,076
Substandard	623,672	3,479	187,049
Doubtful	124,534	—	12,549
	$25,749,949	$2,273,539	$11,724,158

	Consumer
	June 30, 2018
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,182,239	$2,643,256	$314,848	$692,703	$2,132,546	$3,497,969
Nonperforming	168,251	36,460	10,617	11,931	7,386	18,647
	$13,350,490	$2,679,716	$325,465	$704,634	$2,139,932	$3,516,616

	December 31, 2017
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,182,760	$2,616,825	$350,531	$627,588	$1,681,246	$3,147,223
Nonperforming	182,987	36,280	12,733	11,929	9,137	16,883
	$13,365,747	$2,653,105	$363,264	$639,517	$1,690,383	$3,164,106

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$55,116	$12,405	$3,597	$323,287	$5,722	$400,127	$26,248,260	$26,648,387
Real estate – construction	579	163	540	13,289	125	14,696	2,115,565	2,130,261
Commercial real estate – mortgage	20,450	2,826	3,211	105,409	3,945	135,841	11,659,635	11,795,476
Residential real estate – mortgage	76,693	27,972	5,026	162,892	59,940	332,523	13,017,967	13,350,490
Equity lines of credit	10,661	4,384	2,191	34,269	237	51,742	2,627,974	2,679,716
Equity loans	3,519	882	306	10,153	29,303	44,163	281,302	325,465
Credit card	6,353	4,733	11,931	—	—	23,017	681,617	704,634
Consumer direct	24,060	9,577	6,313	1,073	470	41,493	2,098,439	2,139,932
Consumer indirect	79,600	22,616	6,028	12,619	—	120,863	3,395,753	3,516,616
Total loans	$277,031	$85,558	$39,143	$662,991	$99,742	$1,164,465	$62,126,512	$63,290,977

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$14,804	$3,753	$18,136	$310,059	$1,213	$347,965	$25,401,984	$25,749,949
Real estate – construction	12,293	70	1,560	5,381	101	19,405	2,254,134	2,273,539
Commercial real estate – mortgage	10,473	3,270	927	111,982	4,155	130,807	11,593,351	11,724,158
Residential real estate – mortgage	69,474	34,440	8,572	173,843	64,898	351,227	13,014,520	13,365,747
Equity lines of credit	10,956	7,556	2,259	34,021	237	55,029	2,598,076	2,653,105
Equity loans	4,170	657	995	11,559	30,105	47,486	315,778	363,264
Credit card	6,710	4,804	11,929	—	—	23,443	616,074	639,517
Consumer direct	19,766	7,020	6,712	2,425	534	36,457	1,653,926	1,690,383
Consumer indirect	92,017	26,460	7,288	9,595	—	135,360	3,028,746	3,164,106
Total loans	$240,663	$88,030	$58,378	$658,865	$101,243	$1,147,179	$60,476,589	$61,623,768
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
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended June 30, 2018, $20.1 million of TDR modifications included an interest rate concession and $2.5 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended June 30, 2017, $1.4 million of TDR modifications included an interest rate concession and $25.9 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2018, $23.4 million of TDR modifications included an interest rate concession and $6.5 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2017, $1.9 million of TDR modifications included an interest rate concession and $110.2 million of TDR modifications resulted from modifications to the loan’s structure.
The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$16,708	3	$21,374
Real estate – construction	1	275	—	—
Commercial real estate – mortgage	1	251	2	502
Residential real estate – mortgage	16	4,718	22	4,326
Equity lines of credit	4	117	10	794
Equity loans	5	500	6	281
Credit card	—	—	—	—
Consumer direct	1	6	—	—
Consumer indirect	—	—	3	36
Covered loans	—	—	—	—

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	4	$17,198	13	$102,164
Real estate – construction	2	307	—	—
Commercial real estate – mortgage	2	1,634	2	502
Residential real estate – mortgage	33	8,837	35	7,098
Equity lines of credit	4	117	27	1,340
Equity loans	12	1,771	16	689
Credit card	—	—	—	—
Consumer direct	1	6	—	—
Consumer indirect	—	—	13	204
Covered loans	—	—	2	103
Charge-offs and changes to the allowance related to modifications classified as TDRs were approximately $10.9 million and $11.3 million for the three and six months ended June 30, 2018, respectively. Charge-offs and changes to the allowance related to modifications classified as TDRs were not material for the three and six months ended June 30, 2017.
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

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	67	—	—
Equity lines of credit	—	—	—	—
Equity loans	1	35	2	51
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	—	—
Covered loans	—	—	—	—

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	2	147	1	505
Equity lines of credit	—	—	—	—
Equity loans	3	167	2	51
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	1	22
Covered loans	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At June 30, 2018 and December 31, 2017, there were $13.7 million and $15.9 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $16 million and $17 million at June 30, 2018 and December 31, 2017, respectively. OREO included $12 million of foreclosed residential real estate properties at both June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, there were $74 million and $57 million, respectively, of residential real estate loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $52 million and $67 million at June 30, 2018 and December 31, 2017, respectively. Loans held for sale at June 30, 2018 and December 31, 2017 were comprised entirely of residential real estate — mortgage loans.

The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$—	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	—	46,246	8,475	175,088
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$198,247	$160,610	$330,717	$332,816
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	5,920	7,235	9,449	11,856

(1)	Includes loans originated for sale where the Company retained servicing responsibilities.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
Residential Real Estate Mortgage Loans Sold with Retained Servicing
The following table summarizes the Company's activity related to residential real estate mortgage loans sold with retained servicing.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Servicing fees recognized (1)	2,837	2,759	5,637	5,564

(1)
Beginning in 2018, recorded as a component of mortgage banking in the Company's Unaudited Condensed Consolidated Statements of Income. 2017 servicing fees are recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	June 30, 2018	December 31, 2017
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,604,838	$4,635,334
MSRs (2)	54,276	49,597

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Carrying value, at beginning of period	$53,025	$50,776	$49,597	$51,428
Additions	2,129	1,581	3,672	3,599
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	2,113	(1,167)	6,870	(821)
Due to other changes in fair value (1)	(2,991)	(1,792)	(5,863)	(4,808)
Carrying value, at end of period	$54,276	$49,398	$54,276	$49,398

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At June 30, 2018 and December 31, 2017, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Fair value of MSRs	$54,276	$49,597
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.6%	97.4%
Adjustable rate mortgage loans	2.4	2.6
Total	100.0%	100.0%
Weighted average life (in years)	7.0	6.6
Prepayment speed:	8.6%	9.7%
Effect on fair value of a 10% increase	$(1,724)	$(1,582)
Effect on fair value of a 20% increase	(3,345)	(3,068)
Weighted average option adjusted spread:	8.1%	8.2%
Effect on fair value of a 10% increase	$(1,564)	$(1,568)
Effect on fair value of a 20% increase	(3,021)	(3,031)
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

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,923,950	$13,042	$45,065	$2,223,950	$19,399	$16,831
Total fair value hedges		13,042	45,065		19,399	16,831
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	6,500,000	249	1,553	9,075,000	325	2
Swaps related to FHLB advances	120,000	—	1,392	120,000	—	4,424
Foreign currency contracts:
Forwards related to currency fluctuations	5,654	19	—	3,220	—	144
Total cash flow hedges		268	2,945		325	4,570
Total derivatives designated as hedging instruments		$13,310	$48,010		$19,724	$21,401

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$252,529	$310	$510	$141,000	$85	$130
Option contracts related to mortgage servicing rights	—	—	—	40,000	38	—
Interest rate lock commitments	131,976	2,610	—	114,184	2,416	—
Equity contracts:
Purchased equity option related to equity-linked CDs	667,940	25,725	—	810,011	39,791	—
Written equity option related to equity-linked CDs	586,687	—	22,856	718,428	—	35,562
Foreign exchange contracts:
Forwards and swaps related to commercial loans	755,720	2,030	1,812	358,729	291	3,501
Spots related to commercial loans	298,276	98	39	83,338	84	245
Swap associated with sale of Visa, Inc. Class B shares	115,962	—	2,899	99,826	—	2,496
Futures contracts (3)	2,229,000	—	—	1,449,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	33,358,026	115,942	177,037	30,472,359	133,516	134,073
Foreign exchange contracts for customers	1,116,118	12,357	10,387	514,185	12,149	10,524
Total trading account assets and liabilities		128,299	187,424		145,665	144,597
Total free-standing derivative instruments not designated as hedging instruments		$159,072	$215,540		$188,370	$186,531

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
The Company recognized no gains or losses for the three and six months ended June 30, 2018 and 2017, related to hedged firm commitments no longer qualifying as a fair value hedge. At June 30, 2018, the fair value hedges had a weighted average expected remaining term of 3.8 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2018	2017	2018	2017
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(11,132)	$776	$(50,498)	$(8,054)
Hedged long term debt	Interest on FHLB and other borrowings	10,123	(575)	47,552	7,918
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	(159)	7,685	3,286	16,549
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and six months ended June 30, 2018 and 2017.
At June 30, 2018, cash flow hedges not terminated had a net fair value of $(2.7) million and a weighted average life of 0.5 years. Net losses of $28.9 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.1 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$8,581	$(161)	$8,344	$(10,027)
Amount reclassified from accumulated other comprehensive income (loss) into net income	(13,469)	2,184	(22,854)	7,878
Amount of ineffectiveness recognized in net income	335	776	365	27
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2018	2017	2018	2017
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$133	$20	$205	$17
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(235)	706	(155)	(1,959)
Interest rate lock commitments	Mortgage banking income	2	8	194	793
Interest rate contracts for customers	Corporate and correspondent investment sales	11,356	8,543	19,920	15,339
Option contracts related to mortgage servicing rights	Mortgage banking income	—	(138)	(38)	(138)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(8,523)	(9,492)	(15,605)	(5,862)
Written equity option related to equity-linked CDs	Other expense	7,579	9,183	14,102	6,049
Foreign currency contracts:
Forward contracts related to commercial loans	Other income	18,603	(16,308)	18,384	(23,266)
Spot contracts related to commercial loans	Other income	(197)	1,559	(1,119)	2,555
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	4,756	2,711	8,297	5,061
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At June 30, 2018, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $128 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at June 30, 2018, have credit risk of $13 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and six months ended June 30, 2018 and 2017. At June 30, 2018 and December 31, 2017, there were no nonperforming derivative positions classified as nontrading.
As of June 30, 2018 and December 31, 2017, the Company had recorded the right to reclaim cash collateral of $87 million and $92 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $39 million and $24 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2018, was $20 million for which the Company has collateral requirements of $20 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on June 30, 2018, the Company’s collateral requirements to its counterparties would require an additional increase of $889 thousand. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2017, was $31 million for which the Company had collateral requirements of $30 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2017, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2018
Derivative financial assets:
Subject to a master netting arrangement	$107,092	$—	$107,092	$704	$32,962	$73,426
Not subject to a master netting arrangement	65,290	—	65,290	—	—	65,290
Total derivative financial assets	$172,382	$—	$172,382	$704	$32,962	$138,716

Derivative financial liabilities:
Subject to a master netting arrangement	$98,659	$—	$98,659	$4,258	$87,348	$7,053
Not subject to a master netting arrangement	164,891	—	164,891	—	—	164,891
Total derivative financial liabilities	$263,550	$—	$263,550	$4,258	$87,348	$171,944

December 31, 2017
Derivative financial assets:
Subject to a master netting arrangement	$93,409	$—	$93,409	$—	$21,423	$71,986
Not subject to a master netting arrangement	114,685	—	114,685	—	—	114,685
Total derivative financial assets	$208,094	$—	$208,094	$—	$21,423	$186,671

Derivative financial liabilities:
Subject to a master netting arrangement	$108,955	$—	$108,955	$4,545	$92,396	$12,014
Not subject to a master netting arrangement	98,977	—	98,977	—	—	98,977
Total derivative financial liabilities	$207,932	$—	$207,932	$4,545	$92,396	$110,991

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2018
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$406,235	$196,800	$209,435	$209,435	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$380,311	$196,800	$183,511	$183,511	$—	$—

December 31, 2017
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$93,664	$67,751	$25,913	$25,913	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$85,632	$67,751	$17,881	$17,881	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
June 30, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$297,191	$1,005	$24,688	$—	$322,884
Mortgage-backed securities	—	—	57,427	—	57,427
Total	$297,191	$1,005	$82,115	$—	$380,311

December 31, 2017
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$4,906	$—	$12,900	$4,981	$22,787
Mortgage-backed securities	—	—	62,845	—	62,845
Total	$4,906	$—	$75,745	$4,981	$85,632
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

At June 30, 2018, the fair value of collateral received related to securities purchased under agreements to resell was $406 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $384 million. At December 31, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $94 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $91 million.
(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	June 30, 2018	December 31, 2017
	(In Thousands)
Commitments to extend credit	$28,190,585	$27,743,387
Standby and commercial letters of credit	1,300,671	1,446,903
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At June 30, 2018 and December 31, 2017, the recorded amount of these deferred fees was $8 million and $9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2018, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.3 billion. At June 30, 2018 and December 31, 2017, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $74 million and $83 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both June 30, 2018 and December 31, 2017, the amount of potential recourse was $19 million of which the Company had reserved $793 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At June 30, 2018 and December 31, 2017, the Company had $1.5 million and $1.3 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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

In January 2014, BBVA Compass was named as a defendant in a lawsuit filed in the District Court of Dallas County, Texas, David Bagwell, individually and as Trustee of the David S. Bagwell Trust, et al. v. BBVA Compass, et al., wherein the plaintiffs (who are the borrowers and guarantors of the underlying loans) allege that BBVA Compass wrongfully sold their loans to a third party after representing that it would not do so. The plaintiffs seek unspecified monetary relief. The estimated exposure in this lawsuit was upgraded in July 2017 after the Company received the plaintiff’s revised damages allegations. Following trial in December 2017, the jury rendered a verdict in favor of the plaintiffs totaling $98 million. On June 27, 2018, the court entered a judgment in favor of the plaintiffs in the amount of $96 million which includes prejudgment interest. BBVA Compass will vigorously contest the judgment on appeal. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In March 2015, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA Compass, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that BBVA Compass wrongfully sold their loan to a third party, and wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In October 2016, BSI was named as a defendant in a putative class action lawsuit filed in the District Court of Harris County, Texas, St. Lucie County Fire District Firefighters' Pension Trust, individually and on behalf of all others similarly situated v. Southwestern Energy Company, et al., wherein the plaintiffs allege that Southwestern Energy Company, its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the registration statement and prospectus related to a securities offering. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In August 2017, BSI was named as a defendant in a putative class action lawsuit filed in the United States District Court for the District of Connecticut, Ontario Teachers’ Pension Plan Board, individually and on behalf of all others similarly situated v. Teva Pharmaceutical Industries Ltd., et al., wherein the plaintiffs allege that Teva Pharmaceutical Industries Ltd. (“Teva”), its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the offering materials related to Teva’s role in an alleged conspiracy to inflate the market prices of certain generic drug products. The plaintiffs seek unspecified monetary relief. The plaintiffs filed an amended complaint on June 22, 2018 that did not allege claims against BSI and the other underwriters. This matter is now concluded.

In August 2017, BBVA Compass was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Texas, United States of America ex rel. Edward Hendrickson v. BBVA Compass, et al., alleging that the defendant banks, including BBVA Compass, violated the federal False Claims Act by accepting federal agency benefit payments into the accounts of deceased customers. Hendrickson seeks unspecified monetary relief on behalf of the United States government. On May 21, 2018, at the request of Relator Hendrickson and with the consent of the United States government, the court issued an order dismissing BBVA Compass from this lawsuit without prejudice. This matter is now concluded.

In September 2017, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, dismissed and refiled in the Circuit Court of Jefferson County, Alabama, Lara Bellissimo, et al. individually and on behalf of similarly situated individuals v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of collections calls to the cell phones of individuals who were not the individuals that provided the phone numbers to BBVA Compass. The plaintiffs seek unspecified monetary relief. The parties reached a settlement in principle on February 13, 2018 and are in the process of finalizing that settlement.

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

In January 2018, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Western District of Texas, Daniel Andrade, Sr. and Elizabeth M. Andrade, individually and as the representative of a class of similarly situated persons v. BBVA Compass and Taherzadeh, PLLC, alleging that BBVA Compass improperly assesses default rate interest on HELOCs prior to default and without prior notice. The plaintiffs seek unspecified monetary relief. On April 20, 2018, the parties reached a settlement in principle on an individual (non-class) basis. This matter is now concluded.

In March 2018, the Company and BSI were named as defendants in a putative class action lawsuit filed in the United States District Court for the Southern District of New York, Oklahoma Firefighters Pension & Retirement System, et al., on behalf of themselves and all others similarly situated v. BBVA Compass Bancshares, Inc., BSI, et al., alleging that the defendant banks and their named subsidiaries engaged in collusion with respect to the sale of Mexican Government Bonds. Five substantially similar lawsuits were filed that will be consolidated with the original lawsuit. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

The Company and BBVA have been named in proceedings involving David L. Powell ("Powell"), one in the United States District Court for the Northern District of Texas, David L. Powell, et al. v. BBVA Compass, in which Powell was added as a plaintiff in May 2018, and one that was filed with the Federal Conciliation and Arbitration Labor Board of Mexico City, Mexico, David Lannon Powell Finneran v. BBVA Compass Bancshares, Inc., et al., in which the Company was served in April 2018. Powell alleges discrimination and wrongful termination in both proceedings, and seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At June 30, 2018, the Company had accrued legal reserves in the amount of $25 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $87 million. This estimated range of reasonably possible losses is based on information available at June 30, 2018. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$133,719	$132,710	$1,009	$—
State and political subdivisions	364	—	364	—
Other debt securities	15,312	—	15,312	—
Interest rate contracts	115,942	—	115,942	—
Foreign exchange contracts	12,357	—	12,357	—
Total trading account assets	277,694	132,710	144,984	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	5,086,019	4,276,745	809,274	—
Mortgage-backed securities	2,414,766	—	2,414,766	—
Collateralized mortgage obligations	3,791,920	—	3,791,920	—
States and political subdivisions	1,019	—	1,019	—
Total debt securities available for sale	11,293,724	4,276,745	7,016,979	—
Loans held for sale	52,041	—	52,041	—
Derivative assets:
Interest rate contracts	16,211	—	13,601	2,610
Equity contracts	25,725	—	25,725	—
Foreign exchange contracts	2,147	—	2,147	—
Total derivative assets	44,083	—	41,473	2,610
Other assets:
Equity securities	13,499	13,499	—	—
MSR	54,276	—	—	54,276
SBIC	41,513	—	—	41,513
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$81,547	$81,547	$—	$—
Interest rate contracts	177,037	—	177,037	—
Foreign exchange contracts	10,387	—	10,387	—
Total trading account liabilities	268,971	81,547	187,424	—
Derivative liabilities:
Interest rate contracts	48,520	—	48,520	—
Equity contracts	22,856	—	22,856	—
Foreign exchange contracts	1,851	—	1,851	—
Total derivative liabilities	73,227	—	73,227	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and six months ended June 30, 2018 and 2017. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30,	Other Trading Assets	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, March 31, 2017	$819	$3,177	$50,776	$22,553
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(41)	8	(2,959)	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	19
Issuances	—	—	1,581	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2017	$778	$3,185	$49,398	$22,572
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2017	$(41)	$8	$(2,959)	$—

Balance, March 31, 2018	$—	$2,608	$53,025	$47,987
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	—	2	(878)	(6,673)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	199
Issuances	—	—	2,129	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2018	$—	$2,610	$54,276	$41,513
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2018	$—	$2	$(878)	$(6,673)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30,	Other Trading Assets	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2016	$859	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(81)	793	(5,629)	550
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	6,383
Issuances	—	—	3,599	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2017	$778	$3,185	$49,398	$22,572
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2017	$(81)	$793	$(5,629)	$550

Balance, December 31, 2017	$—	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	—	194	1,007	(6,673)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	3,144
Issuances	—	—	3,672	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, June 30, 2018	$—	$2,610	$54,276	$41,513
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2018	$—	$194	$1,007	$(6,673)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and six months ended June 30, 2018 and 2017, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$2,391	$—	$—	$2,391	$—	$(309)
Impaired loans (1)	2,905	—	—	2,905	(6,882)	(11,441)
OREO	16,499	—	—	16,499	(558)	(1,085)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$1,937	$—	$—	$1,937	$—	$(242)
Impaired loans (1)	42,529	—	—	42,529	(21,585)	(37,505)
OREO	22,965	—	—	22,965	(1,072)	(2,795)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	June 30, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,610	Discounted cash flow	Closing ratios (pull-through)	24.9% - 99.3% (67.3%)
			Cap grids	0.6% - 2.4% (1.0%)
Other assets - MSRs	54,276	Discounted cash flow	Option adjusted spread	8.0% - 9.7% (8.1%)
			Constant prepayment rate or life speed	0.0% - 30.6% (8.5%)
			Cost to service	$65 - $4,000 ($76)
Other assets - SBIC investments	41,513	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$2,391	Discounted cash flow	Prepayment rate	7.2%
			Default rate	17.0%
			Loss severity	65.0%
Impaired loans	2,905	Appraised value	Appraised value	0.0% - 70.0% (21.7%)
OREO	16,499	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,416	Discounted cash flow	Closing ratios (pull-through)	24.9% - 99.3% (66.1%)
			Cap grids	0.2% - 2.3% (0.9%)
Other assets - MSRs	49,597	Discounted cash flow	Option adjusted spread	4.6% - 17.2% (8.2%)
			Constant prepayment rate or life speed	0.0% - 46.7% (8.6%)
			Cost to service	$65 - $4,000 ($81)
Other assets - SBIC investments	45,042	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$1,659	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	70,749	Appraised value	Appraised value	0.0% - 100.0% (19.2%)
OREO	17,278	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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

Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,576,619	$3,576,619	$3,576,619	$—	$—
Debt securities held to maturity	2,198,186	2,185,911	—	1,284,338	901,573
Loans, net	62,430,977	59,717,395	—	—	59,717,395
Liabilities:
Deposits	$70,147,708	$70,180,997	$—	$70,180,997	$—
FHLB and other borrowings	4,157,284	4,175,550	—	4,175,550	—
Federal funds purchased and securities sold under agreements to repurchase	185,511	185,511	—	185,511	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,082,826	$4,082,826	$4,082,826	$—	$—
Debt securities held to maturity	1,046,093	1,040,543	—	—	1,040,543
Loans, net	60,781,008	57,906,982	—	—	57,906,982
Liabilities:
Deposits	$69,256,313	$69,302,597	$—	$69,302,597	$—
FHLB and other borrowings	3,959,930	4,010,308	—	4,010,308	—
Federal funds purchased and securities sold under agreements to repurchase	19,591	19,591	—	19,591	—
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
At both June 30, 2018 and December 31, 2017, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains or (losses) of $(200) thousand and $(208) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended June 30, 2018 and 2017, respectively. Net gains or (losses) of $(373) thousand and $1.1 million resulting from changes in fair value of these loans were recorded in noninterest income during the six months ended June 30, 2018 and 2017, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(235) thousand and $706 thousand for the three months ended June 30, 2018 and 2017, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(155) thousand and $(2.0) million for the six months ended June 30, 2018 and 2017, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
June 30, 2018
Residential mortgage loans held for sale	$52,041	$50,296	$1,745
December 31, 2017
Residential mortgage loans held for sale	$67,110	$64,992	$2,118

(9) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended June 30,
	2018			2017
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding (losses) gains arising during period from debt securities available for sale	$(43,560)	$(10,288)	$(33,272)	$20,048	$7,416	$12,632
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	—	—	—
Net change in unrealized (losses) gains on debt securities available for sale	(43,560)	(10,288)	(33,272)	20,048	7,416	12,632
Change in unamortized net holding losses on debt securities held to maturity	3,295	781	2,514	1,388	513	875
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	—	—	—
Less: non-credit related impairment on debt securities held to maturity	—	—	—	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	373	88	285	483	179	304
Net change in unamortized holding losses on debt securities held to maturity	3,668	869	2,799	1,871	692	1,179
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	11,794	3,213	8,581	(262)	(101)	(161)
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive (loss) income	$(28,098)	$(6,206)	$(21,892)	$21,657	$8,007	$13,650

	Six Months Ended June 30,
	2018			2017
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding (losses) gains arising during period from debt securities available for sale	$(98,405)	$(23,274)	$(75,131)	$62,799	$23,234	$39,565
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	—	—	—
Net change in unrealized (losses) gains on debt securities available for sale	(98,405)	(23,274)	(75,131)	62,799	23,234	39,565
Change in unamortized net holding losses on debt securities held to maturity	5,934	1,401	4,533	2,446	905	1,541
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(39,904)	(9,417)	(30,487)	—	—	—
Less: non-credit related impairment on debt securities held to maturity	262	62	200	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	544	129	415	837	310	527
Net change in unamortized holding losses on debt securities held to maturity	(33,688)	(7,949)	(25,739)	3,283	1,215	2,068
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	11,707	3,363	8,344	(15,948)	(5,921)	(10,027)
Change in defined benefit plans	(4,425)	(1,046)	(3,379)	(773)	(288)	(485)
Other comprehensive (loss) income	$(124,811)	$(28,906)	$(95,905)	$49,361	$18,240	$31,121

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive income (loss) before reclassifications	39,565	(5,074)	—	—	34,491
Amounts reclassified from accumulated other comprehensive income (loss)	1,541	(4,953)	(485)	527	(3,370)
Net current period other comprehensive income (loss)	41,106	(10,027)	(485)	527	31,121
Balance, June 30, 2017	$(78,456)	$(20,107)	$(32,513)	$(6,055)	$(137,131)

Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Other comprehensive loss before reclassifications	(105,618)	(9,115)	—	(200)	(114,933)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	4,533	17,459	(3,379)	415	19,028
Net current period other comprehensive income (loss)	(101,098)	8,344	(3,379)	215	(95,918)
Balance, June 30, 2018	$(233,919)	$(16,421)	$(37,607)	$(5,376)	$(293,323)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statements of Income Caption
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$(3,295)	$(1,388)	(5,934)	(2,446)	Interest on debt securities held to maturity
	781	513	1,401	905	Income tax benefit
	$(2,514)	$(875)	$(4,533)	$(1,541)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(13,167)	$2,804	$(22,057)	$9,178	Interest and fees on loans
	(302)	(620)	(797)	(1,300)	Interest and fees on FHLB advances
	(13,469)	2,184	(22,854)	7,878
	3,180	(812)	5,395	(2,925)	Income tax (expense) benefit
	$(10,289)	$1,372	$(17,459)	$4,953	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$4,425	$773	(2)
	—	—	(1,046)	(288)	Income tax expense
	$—	$—	$3,379	$485	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(373)	$(483)	$(544)	$(837)	Interest on debt securities held to maturity
	88	179	129	310	Income tax benefit
	$(285)	$(304)	$(415)	$(527)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2017, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$240,799	$219,975
Net income taxes paid	76,103	97,537
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$9,829	$16,516
Transfer of available for sale debt securities to held to maturity debt securities	1,017,275	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Cash and cash equivalents	$3,576,619	$3,376,146
Restricted cash in other assets	163,914	213,901
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,740,533	$3,590,047
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended June 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$299,740	$264,662	$44,479	$(26,095)	$60,713	$643,499
Allocated provision (credit) for loan losses	16,862	30,477	(11,613)	(389)	55,943	91,280
Noninterest income	62,900	115,744	48,189	5,172	38,014	270,019
Noninterest expense	173,831	291,014	36,773	5,215	72,712	579,545
Net income (loss) before income tax expense (benefit)	171,947	58,915	67,508	(25,749)	(29,928)	242,693
Income tax expense (benefit)	36,109	12,372	14,177	(5,407)	1,044	58,295
Net income (loss)	135,838	46,543	53,331	(20,342)	(30,972)	184,398
Less: net income (loss) attributable to noncontrolling interests	223	—	—	413	(41)	595
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$135,615	$46,543	$53,331	$(20,755)	$(30,931)	$183,803
Average assets	$38,298,224	$18,511,761	$8,447,629	$16,130,339	$7,644,098	$89,032,051

	Three Months Ended June 30, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$282,049	$228,816	$38,361	$17,500	$19,102	$585,828
Allocated provision (credit) for loan losses	(15,710)	43,678	22,300	—	(4,983)	45,285
Noninterest income	47,951	113,050	42,988	3,630	38,706	246,325
Noninterest expense	164,417	301,525	29,419	6,335	70,789	572,485
Net income (loss) before income tax expense (benefit)	181,293	(3,337)	29,630	14,795	(7,998)	214,383
Income tax expense (benefit)	63,453	(1,168)	10,370	5,178	(20,890)	56,943
Net income (loss)	117,840	(2,169)	19,260	9,617	12,892	157,440
Less: net income (loss) attributable to noncontrolling interests	17	—	—	420	(6)	431
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$117,823	$(2,169)	$19,260	$9,197	$12,898	$157,009
Average assets	$35,675,568	$18,053,727	$10,800,530	$15,252,107	$7,692,416	$87,474,348

	Six Months Ended June 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$601,358	$524,491	$87,066	$(30,162)	$83,351	$1,266,104
Allocated provision (credit) for loan losses	37,269	59,534	(29,822)	(511)	81,839	148,309
Noninterest income	124,138	224,496	89,981	11,897	77,332	527,844
Noninterest expense	350,581	577,840	76,383	10,804	126,850	1,142,458
Net income (loss) before income tax expense (benefit)	337,646	111,613	130,486	(28,558)	(48,006)	503,181
Income tax expense (benefit)	70,906	23,439	27,402	(5,997)	(5,657)	110,093
Net income (loss)	266,740	88,174	103,084	(22,561)	(42,349)	393,088
Less: net income (loss) attributable to noncontrolling interests	258	—	—	822	(24)	1,056
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$266,482	$88,174	$103,084	$(23,383)	$(42,325)	$392,032
Average assets	$37,984,833	$18,385,768	$8,364,734	$16,015,211	$7,654,418	$88,404,964

	Six Months Ended June 30, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$553,237	$452,528	$73,656	$40,760	$17,080	$1,137,261
Allocated provision for loan losses	6,481	80,942	28,020	—	9,981	125,424
Noninterest income	97,834	219,620	89,672	9,982	73,904	491,012
Noninterest expense	322,960	594,225	68,179	12,643	123,790	1,121,797
Net income (loss) before income tax expense (benefit)	321,630	(3,019)	67,129	38,099	(42,787)	381,052
Income tax expense (benefit)	112,571	(1,057)	23,495	13,334	(45,554)	102,789
Net income (loss)	209,059	(1,962)	43,634	24,765	2,767	278,263
Less: net income (loss) attributable to noncontrolling interests	40	—	—	836	(2)	874
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$209,019	$(1,962)	$43,634	$23,929	$2,769	$277,389
Average assets	$35,744,507	$18,026,381	$10,904,970	$15,216,514	$7,682,684	$87,575,056
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
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended June 30, 2018
Service charges on deposit accounts	$11,564	$45,284	$1,733	$—	$58,581
Card and merchant processing fees	7,404	33,351	—	3,293	44,048
Retail investment sales	29,782	—	—	—	29,782
Investment banking and advisory fees	—	—	24,546	—	24,546
Money transfer income	—	—	—	23,920	23,920
Asset management fees	10,989	—	—	—	10,989
	59,739	78,635	26,279	27,213	191,866
Other revenues (1)	3,161	37,109	21,910	15,973	78,153
Total noninterest income	$62,900	$115,744	$48,189	$43,186	$270,019

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended June 30, 2017
Service charges on deposit accounts	$11,904	$41,503	$1,512	$—	$54,919
Card and merchant processing fees	125	30,182	—	2,153	32,460
Retail investment sales	28,588	—	—	—	28,588
Investment banking and advisory fees	—	—	19,943	—	19,943
Money transfer income	—	—	—	27,330	27,330
Asset management fees	10,055	—	—	—	10,055
	50,672	71,685	21,455	29,483	173,295
Other revenues (1)	(2,721)	41,365	21,533	12,853	73,030
Total noninterest income	$47,951	$113,050	$42,988	$42,336	$246,325

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Six Months Ended June 30, 2018
Service charges on deposit accounts	$22,770	$88,623	$3,349	$—	$114,742
Card and merchant processing fees	14,107	63,304	—	6,315	83,726
Retail investment sales	59,890	—	—	—	59,890
Investment banking and advisory fees	—	—	48,442	—	48,442
Money transfer income	—	—	—	44,608	44,608
Asset management fees	21,759	—	—	—	21,759
	118,526	151,927	51,791	50,923	373,167
Other revenues (1)	5,612	72,569	38,190	38,306	154,677
Total noninterest income	$124,138	$224,496	$89,981	$89,229	$527,844

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Six Months Ended June 30, 2017
Service charges on deposit accounts	$24,139	$82,823	$3,125	$—	$110,087
Card and merchant processing fees	250	58,107	—	4,095	62,452
Retail investment sales	56,059	—	—	—	56,059
Investment banking and advisory fees	—	—	48,244	—	48,244
Money transfer income	—	—	—	52,527	52,527
Asset management fees	19,826	—	—	—	19,826
	100,274	140,930	51,369	56,622	349,195
Other revenues (1)	(2,440)	78,690	38,303	27,264	141,817
Total noninterest income	$97,834	$219,620	$89,672	$83,886	$491,012

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $4.6 billion and $4.8 billion as of June 30, 2018 and December 31, 2017, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	June 30, 2018	December 31, 2017
	(In Thousands)
Derivative contracts:
Fair value hedges	$(39,835)	$(15,991)
Cash flow hedges	19	(144)
Free-standing derivatives not designated as hedging instruments	38,378	7,777
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

	June 30, 2018	December 31, 2017
	(In Thousands)
Securities purchased under agreements to resell	$134,029	$—
Securities sold under agreements to repurchase	27,190	17,881

Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also had a $150 million line of credit with BBVA that was initiated on August 1, 2014. This agreement was terminated on July 13, 2017. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2018. At both June 30, 2018 and December 31, 2017 there was no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $112 thousand and $525 thousand for the three months ended June 30, 2018 and 2017, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $232 thousand and $892 thousand for the six months ended June 30, 2018 and 2017, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $13.2 million and $8.0 million for the three months ended June 30, 2018 and 2017, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $8.2 million and $6.7 million for the three months ended June 30, 2018 and 2017, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $25.3 million and $14.0 million for the six months ended June 30, 2018 and 2017, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $15.5 million and $12.5 million for the six months ended June 30, 2018 and 2017, respectively and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At June 30, 2018, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the six months ended June 30, 2018 and 2017, the Company paid $8.1 million and $7.2 million, respectively, of preferred stock dividends to BBVA.

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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended June 30, 2018 was $183.8 million compared to $157.0 million earned during the three months ended June 30, 2017. The Company’s results of operations for the three months ended June 30, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income and noninterest income offset by higher provision for loan losses.
Net interest income totaled $643.5 million for the three months ended June 30, 2018 compared to $585.8 million for the three months ended June 30, 2017. The net interest margin for the three months ended June 30, 2018 was 3.30%, compared to 3.11% for the three months ended June 30, 2017. Net interest income was positively impacted by higher interest rates due to the impact of the Federal Reserve Board benchmark interest rate increases.
The provision for loan losses was $91.3 million for the three months ended June 30, 2018 compared to $45.3 million of provision for loan losses for the three months ended June 30, 2017. The increase in provision for loan losses was primarily attributable to loan growth.
Net charge-offs for the three months ended June 30, 2018 totaled $63.4 million compared to $62.4 million for the three months ended June 30, 2017. The increase in net charge-offs for the three months ended June 30, 2018 as compared to the corresponding period in 2017 was primarily driven by a $13.0 million increase in consumer direct net charge-offs offset by a $9.5 million decrease in commercial, financial and agricultural net charge-offs and a $4.1 million decrease in commercial real estate–mortgage net charge-offs.
Noninterest income was $270.0 million, an increase of $23.7 million compared to the three months ended June 30, 2017. The increase in noninterest income was largely attributable to an $11.6 million increase in card and merchant processing fees, a $4.6 million increase in mortgage banking, a $4.2 million increase in corporate and correspondent investment sales, and a $4.6 million increase in investment banking and advisory fees offset by a $3.4 million decrease in money transfer income.
Noninterest expense increased $7.1 million to $579.5 million for the three months ended June 30, 2018 compared to $572.5 million for the three months ended June 30, 2017. The increase was driven by a $3.7 million increase in professional services and a $5.1 million increase in other noninterest expense due, in part, to an increase in business development expense.
Income tax expense was $58.3 million for the three months ended June 30, 2018 compared to $56.9 million for the three months ended June 30, 2017. This resulted in an effective tax rate of 24.0% for the three months ended June 30, 2018 and 26.6% for three months ended June 30, 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate for the three months ended June 30, 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. See Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure.
The Company's total assets at June 30, 2018 were $88.8 billion, an increase of $1.4 billion from December 31, 2017 levels. Total loans, excluding loans held for sale, were $63.3 billion at June 30, 2018, an increase of $1.7 billion or 2.7% from year-end December 31, 2017 levels. The increase in loans was primarily driven by increases in both commercial and consumer loans. Deposits increased $891 million or 1.3% compared to December 31, 2017.
Total shareholder's equity at June 30, 2018 was $13.2 billion, an increase of $177 million compared to December 31, 2017.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.31% and 11.97%, respectively, at June 30, 2018 compared to 12.15% and 11.80%, respectively, at December 31, 2017.
On June 28, 2018, the Company was informed that the Federal Reserve Board did not object to the Company's 2018 capital plan submitted as part of the Federal Reserve Board's Comprehensive Capital Analysis and Review including the capital actions which were set forth in the Company's capital plan.
On June 21, 2018, the Federal Reserve Board disclosed the results of its 2018 Dodd-Frank Act Stress Test. Each of the Company's projected regulatory capital ratios exceeded the applicable regulatory minimums as defined by the Federal Reserve Board under the hypothetical supervisory severely adverse scenario.
On May 24, 2018, the EGRRCPA amended the Dodd-Frank Act including by raising the asset thresholds above which certain financial institutions are subject to various enhanced prudential standards. The federal banking regulators have issued statements noting the interim positions the regulators will take with respect to their existing regulations until the regulators can formally amend their regulations to implement the EGRRCPA.
In its statement on the EGRRCPA, the Federal Reserve Board noted that it will no longer take action to require bank holding companies with $50 billion or more but less than $100 billion in total consolidated assets, such as the Company, to comply with its liquidity coverage ratio rule until it formally amends its regulations to implement the EGRRCPA. This relief is not required under the EGRRCPA, as the EGRRCPA did not exempt any bank holding companies from the Federal Reserve Board’s liquidity coverage ratio rule. We cannot predict whether the Company will become exempt from the Federal Reserve Board’s liquidity cover ratio rule when the Federal Reserve Board formally amends its rules to implement the EGRRCPA or whether the Federal Reserve Board will instead resume taking action to require the Company to comply with this rule. Under the EGRRCPA and the Federal Reserve Board’s statement regarding the EGRRCPA, certain enhanced prudential standards that apply to Large FBOs, such as BBVA, remain in effect, including liquidity risk management, liquidity stress testing and liquidity buffer requirements. The Company and the Bank are part of BBVA’s U.S. operations.
We cannot predict whether U.S. intermediate holding companies that are subsidiaries of Large FBOs, such as the Company, will be exempted from any regulatory requirements, such as supervisory and company-run Dodd-Frank Act Stress Test requirements and the Federal Reserve Board’s capital planning rule, when the Federal Reserve Board formally amends its rules to implement the EGRRCPA. Relief from these requirements is not required under the EGRRCPA for U.S. intermediate holding companies that are subsidiaries of Large FBOs.
The EGRRCPA prohibits the federal banking regulators from requiring banking organizations, including the Company and the Bank, to apply heightened risk weights to HVCRE exposures, as required under the regulators’ current capital rules, unless the exposures satisfy a new statutory definition of an HVCRE ADC loan. In their statements regarding the EGRRCPA, the federal banking regulators noted that until they formally amend their rules to implement the new HVCRE ADC loan risk-weight framework required under the EGRRCPA, they will allow banking organizations either to continue to apply a heightened risk weight to exposures that satisfy the current regulatory definition of an HVCRE exposure or to apply a heightened risk weight to only those exposures that the banking organization believes satisfy the new statutory definition of an HVCRE ADC loan.

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
During 2018, the Parent paid common dividends of $110 million to its sole shareholder, BBVA. Any dividends paid by the Parent must be set forth as capital actions in the Company's capital plan and not objected to by the Federal Reserve Board.
On June 11, 2018, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021.
At June 30, 2018, the Company was fully compliant with the LCR rule. Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $183.8 million and $157.0 million for the three months ended June 30, 2018 and 2017, respectively. The Company’s results of operations for the three months ended June 30, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income and noninterest income offset by higher provision for loan losses.
Consolidated net income attributable to the Company totaled $392.0 million and $277.4 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s results of operations for the six months ended June 30, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income and noninterest income.
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
Three Months Ended June 30, 2018 and 2017
Net interest income totaled $643.5 million for the three months ended June 30, 2018 compared to $585.8 million for the three months ended June 30, 2017.
Net interest income on a fully taxable equivalent basis totaled $656.3 million for the three months ended June 30, 2018, an increase of $49.3 million compared with $607.0 million for the three months ended June 30, 2017. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.30% for the three months ended June 30, 2018 compared to 3.11% for the three months ended June 30, 2017. The 19 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the three months ended June 30, 2018, for the loan portfolio was 4.58% compared to 4.19% for the same period in 2017. The 39 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.01% for the three months ended June 30, 2018 compared to 1.99% for the three months ended June 30, 2017.

The average rate paid on interest bearing deposits was 0.96% for the three months ended June 30, 2018 compared to 0.59% for the three months ended June 30, 2017 and reflects the impact of higher interest rates on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended June 30, 2018 was 3.22% compared to 2.19% for the corresponding period in 2017. The 103 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $750 million issuance of unsecured senior notes in June 2017.
Six Months Ended June 30, 2018 and 2017
Net interest income totaled $1.3 billion for the six months ended June 30, 2018 compared to $1.1 billion for the six months ended June 30, 2017.
Net interest income on a fully taxable equivalent basis totaled $1.3 billion for the six months ended June 30, 2018, an increase of $112.9 million compared with $1.2 billion for the six months ended June 30, 2017. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.28% for the six months ended June 30, 2018 compared to 3.03% for the six months ended June 30, 2017. The 25 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the six months ended June 30, 2018, for the loan portfolio was 4.49 % compared to 4.08 % for the same period in 2017. The 41 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.07% for the six months ended June 30, 2018 compared to 1.99% for the six months ended June 30, 2017. The 8 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 0.89% for the six months ended June 30, 2018 compared to 0.60% for the six months ended June 30, 2017 and reflects the impact of higher interest rates offered on savings and money market products.
The average rate paid on FHLB and other borrowings for the six months ended June 30, 2018 was 3.14% compared to 2.30% for the corresponding period in 2017. The 84 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $750 million issuance of unsecured senior notes in June 2017.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$63,202,826	$722,346	4.58%	$59,902,725	$625,366	4.19%
Debt securities – AFS (tax exempt) (3)	103	1	3.89	3,555	63	7.11
Debt securities – AFS (taxable)	11,535,466	53,791	1.87	11,604,978	53,118	1.84
Total debt securities – AFS	11,535,569	53,792	1.87	11,608,533	53,181	1.84
Debt securities – HTM (tax exempt) (3)	802,705	6,982	3.49	967,269	8,996	3.73
Debt securities – HTM (taxable)	1,286,012	7,539	2.35	167,225	965	2.31
Total debt securities - HTM	2,088,717	14,521	2.79	1,134,494	9,961	3.52
Trading account securities (3)	150,547	924	2.46	2,594,706	9,807	1.52
Other (4) (5)	2,852,459	14,916	2.10	3,031,943	14,480	1.92
Total earning assets	79,830,118	806,499	4.05	78,272,401	712,795	3.65
Noninterest earning assets:
Cash and due from banks	727,440			684,881
Allowance for loan losses	(840,557)			(836,477)
Net unrealized (loss) gain on investment securities available for sale	(291,461)			(89,727)
Other noninterest earning assets	9,606,511			9,443,270
Total assets	$89,032,051			$87,474,348
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,944,965	11,025	0.56	$7,849,285	6,261	0.32
Savings and money market accounts	25,863,488	48,793	0.76	24,716,936	22,380	0.36
Certificates and other time deposits	14,654,013	56,505	1.55	12,034,381	37,273	1.24
Total interest bearing deposits	48,462,466	116,323	0.96	44,600,602	65,914	0.59
FHLB and other borrowings	3,974,769	31,912	3.22	4,104,668	22,450	2.19
Federal funds purchased and securities sold under agreements to repurchase (5)	103,974	1,399	5.40	99,039	6,942	28.11
Other short-term borrowings	78,402	567	2.90	2,638,671	10,506	1.60
Total interest bearing liabilities	52,619,611	150,201	1.14	51,442,980	105,812	0.83
Noninterest bearing deposits	21,281,715			21,110,531
Other noninterest bearing liabilities	1,912,894			1,916,120
Total liabilities	75,814,220			74,469,631
Shareholder’s equity	13,217,831			13,004,717
Total liabilities and shareholder’s equity	$89,032,051			$87,474,348
Net interest income/net interest spread		$656,298	2.91%		$606,983	2.82%
Net interest margin			3.30%			3.11%
Taxable equivalent adjustment		12,799			21,155
Net interest income		$643,499			$585,828

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$62,704,406	$1,397,176	4.49%	$60,113,615	$1,217,070	4.08%
Debt securities – AFS (tax exempt) (3)	589	16	5.48	5,344	219	8.26
Debt securities – AFS (taxable)	11,479,705	110,381	1.94	11,514,444	105,013	1.84
Total debt securities – AFS	11,480,294	110,397	1.94	11,519,788	105,232	1.84
Debt securities – HTM (tax exempt) (3)	844,507	14,036	3.35	980,882	17,397	3.58
Debt securities – HTM (taxable)	1,198,311	14,387	2.42	170,670	2,135	2.52
Total debt securities - HTM	2,042,818	28,423	2.81	1,151,552	19,532	3.42
Trading account securities (3)	136,039	1,675	2.48	2,662,171	20,105	1.52
Other (4) (5)	2,974,798	26,791	1.82	2,891,947	26,623	1.86
Total earning assets	79,338,355	1,564,462	3.98	78,339,073	1,388,562	3.57
Noninterest earning assets:
Cash and due from banks	654,383			857,090
Allowance for loan losses	(842,392)			(843,381)
Net unrealized (loss) gain on investment securities available for sale	(259,999)			(115,721)
Other noninterest earning assets	9,514,617			9,337,995
Total assets	$88,404,964			$87,575,056
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,069,593	20,606	0.51	$8,019,136	12,392	0.31
Savings and money market accounts	25,695,846	87,683	0.69	24,966,547	44,681	0.36
Certificates and other time deposits	14,383,484	105,381	1.48	12,628,569	79,145	1.26
Total interest bearing deposits	48,148,923	213,670	0.89	45,614,252	136,218	0.60
FHLB and other borrowings	3,644,363	56,668	3.14	3,638,825	41,518	2.30
Federal funds purchased and securities sold under agreements to repurchase (5)	63,330	1,935	6.16	71,102	11,839	33.58
Other short-term borrowings	65,088	911	2.82	2,673,046	20,592	1.55
Total interest bearing liabilities	51,921,704	273,184	1.06	51,997,225	210,167	0.82
Noninterest bearing deposits	21,430,981			20,845,583
Other noninterest bearing liabilities	1,897,803			1,803,140
Total liabilities	75,250,488			74,645,948
Shareholder’s equity	13,154,476			12,929,108
Total liabilities and shareholder’s equity	$88,404,964			$87,575,056
Net interest income/net interest spread		$1,291,278	2.92%		$1,178,395	2.75%
Net interest margin			3.28%			3.03%
Taxable equivalent adjustment		25,174			41,134
Net interest income		$1,266,104			$1,137,261

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended June 30, 2018 and 2017
For the three months ended June 30, 2018, the Company recorded $91.3 million of provision for loan losses compared to $45.3 million of provision for loan losses for the three months ended June 30, 2017. The increase in provision for loan losses was primarily attributable to loan growth during the three months ended June 30, 2018.
The Company recorded net charge-offs of $63.4 million during the three months ended June 30, 2018 compared to $62.4 million during the corresponding period in 2017. The increase in net charge-offs for the three months ended June 30, 2018 as compared to the corresponding period in 2017 was primarily driven by a $13.0 million increase in consumer direct net charge-offs offset by a $9.5 million decrease in commercial, financial and agricultural net charge-offs and a $4.1 million decrease in commercial real estate–mortgage net charge-offs.
Net charge-offs were 0.40% of average loans for the three months ended June 30, 2018 compared to 0.42% of average loans for the three months ended June 30, 2017.
Six Months Ended June 30, 2018 and 2017
For the six months ended June 30, 2018, the Company recorded $148.3 million of provision for loan losses compared to $125.4 million of provision for loan losses for the six months ended June 30, 2017. The increase in provision for loan losses was primarily related to growth in the loan portfolio offset by a decrease in the allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio during the six months ended June 30, 2018.
At June 30, 2018, the amount of the allowance for loan losses related to the Hurricanes Harvey and Irma impacted loan portfolio was approximately $11 million compared to $45 million at December 31, 2017 based upon management's best estimate of the probable incurred losses resulting from these hurricanes.
The Company recorded net charge-offs of $131.1 million during the six months ended June 30, 2018 compared to $146.8 million during the corresponding period in 2017. The decrease in net charge-offs for the six months ended June 30, 2018 as compared to the corresponding period in 2017 was driven in part by a $40.5 million decrease in commercial, financial and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans offset by a $21.6 million increase in consumer direct net charge-offs and a $7.3 million increase in consumer indirect net charge-offs primarily due to an increase in loan growth in the consumer direct and indirect portfolios. Consumer direct and indirect net charge-offs were 5.95% and 2.29% of average consumer direct and indirect loans, respectively, for the six months ended June 30, 2018 compared to 5.09% and 1.99% of average consumer direct and indirect loans, respectively, for the six months ended June 30, 2017.
Net charge-offs were 0.42% of average loans for the six months ended June 30, 2018 compared to 0.49% of average loans for the six months ended June 30, 2017.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Service charges on deposit accounts	$58,581	$54,919	$114,742	$110,087
Card and merchant processing fees	44,048	32,460	83,726	62,452
Retail investment sales	29,782	28,588	59,890	56,059
Investment banking and advisory fees	24,546	19,943	48,442	48,244
Money transfer income	23,920	27,330	44,608	52,527
Corporate and correspondent investment sales	16,355	12,189	28,411	21,104
Asset management fees	10,989	10,055	21,759	19,826
Mortgage banking	7,964	3,316	16,361	6,186
Bank owned life insurance	4,375	4,220	8,590	8,389
Other	49,459	53,305	101,315	106,138
Total noninterest income	$270,019	$246,325	$527,844	$491,012
Three Months Ended June 30, 2018 and 2017
Noninterest income was $270.0 million for the three months ended June 30, 2018, compared to $246.3 million for the three months ended June 30, 2017. The increase in noninterest income was primarily driven by increases in card and merchant processing fees, investment banking and advisory fees, corporate and correspondent investment sales, and mortgage banking partially offset by a decrease in money transfer income.
Card and merchant processing fees represents income related to customers' utilization of their debt and credit cards, as well as interchange income and merchants' discounts. Income from card and merchant processing fees increased to $44.0 million for the three months ended June 30, 2018, compared to $32.5 million for the three months ended June 30, 2017, due in part to approximately $3.9 million of increases in interchange income related to continued growth in the number of accounts. Additionally, effective January 1, 2018, the Company began recording certain interchange income, previously recorded within other income, in card and merchant processing fees. This change resulted in a $7.1 million increase for the three months ended June 30, 2018.
Income from investment banking and advisory fees increased to $24.5 million for the three months ended June 30, 2018, compared to $19.9 million for the three months ended June 30, 2017, due to an increase in the volume of underwriting activity during the second quarter 2018 compared to the same period in 2017.
Money transfer income decreased to $23.9 million for the three months ended June 30, 2018, compared to $27.3 million for the three months ended June 30, 2017, due to a decline in transaction volume during the second quarter of 2018 compared to the same period in 2017.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $16.4 million for the three months ended June 30, 2018, compared to $12.2 million for the three months ended June 30, 2017, due to an increase in income related to interest rate contracts and foreign currency exchange contracts during the three months ended June 30, 2018 compared to the same period in 2017.
Mortgage banking for the three months ended June 30, 2018 was $8.0 million, an increase of $4.6 million compared to the three months ended June 30, 2017. Mortgage banking for the three months ended June 30, 2018, included $9.6 million of servicing income, guarantee fees and gains on sales of mortgage loans partially offset by net losses of $1.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs.

Mortgage banking for the three months ended June 30, 2017, included $5.8 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $2.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs.
Six Months Ended June 30, 2018 and 2017
Noninterest income was $527.8 million for the six months ended June 30, 2018, compared to $491.0 million for the six months ended June 30, 2017. The increase in noninterest income was primarily driven by increases in card and merchant processing fees, corporate and correspondent investment sales, and mortgage banking partially offset by a decrease in money transfer income.
Income from card and merchant processing fees increased to $83.7 million for the six months ended June 30, 2018, compared to $62.5 million for the six months ended June 30, 2017, due in part to approximately $6.8 million of increases in interchange income related to continued growth in the number of accounts. Additionally, effective January 1, 2018, the Company began recording certain interchange income, previously recorded within other income, in card and merchant processing fees. This change resulted in a $13.4 million increase for the six months ended June 30, 2018.
Money transfer income decreased to $44.6 million for the six months ended June 30, 2018, compared to $52.5 million for the six months ended June 30, 2017, due to a decline in transaction volume during the six months ended June 30, 2018 compared to the same period in 2017.
Income from corporate and correspondent investment sales increased to $28.4 million for the six months ended June 30, 2018, compared to $21.1 million for the six months ended June 30, 2017, due to an increase in income related to interest rate contracts and foreign currency exchange contracts during the six months ended June 30, 2018.
Mortgage banking for the six months ended June 30, 2018 was $16.4 million, an increase of $10.2 million compared to the six months ended June 30, 2017. Mortgage banking for the six months ended June 30, 2018, included $17.9 million of servicing income, guarantee fees and gains on sales of mortgage loans partially offset by net losses of $1.2 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the six months ended June 30, 2017, included $11.8 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $5.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Salaries, benefits and commissions	$286,852	$288,426	$576,292	$556,441
Professional services	68,577	64,840	129,222	122,647
Equipment	63,660	62,405	127,020	124,035
Net occupancy	42,671	41,240	83,093	83,341
Money transfer expense	16,302	17,807	30,023	34,131
Amortization of intangibles	1,171	2,525	2,763	5,050
Total securities impairment	—	—	309	242
Other	100,312	95,242	193,736	195,910
Total noninterest expense	$579,545	$572,485	$1,142,458	$1,121,797

Three Months Ended June 30, 2018 and 2017
Noninterest expense was $579.5 million for the three months ended June 30, 2018, an increase of $7.1 million compared to $572.5 million for the three months ended June 30, 2017. The increase was driven by increases in professional services and other noninterest expense.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $3.7 million during the three months ended June 30, 2018, to $68.6 million compared to $64.8 million for the corresponding period in 2017 due to an increase in contractor services of approximately $4.8 million which was partially offset by a decrease of approximately $1.9 million in bankcard fees.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $5.1 million during the three months ended June 30, 2018, to $100.3 million compared to $95.2 million for the three months ended June 30, 2017. The increase was primarily attributable to an $11.3 million increase in business development expense which was partially offset by a $3.8 million decrease in FDIC insurance in 2018 compared to the corresponding period in 2017.
Six Months Ended June 30, 2018 and 2017
Noninterest expense was $1.1 billion for both the six months ended June 30, 2018 and 2017. The increase was driven by higher levels of salaries, benefits and commissions and professional services offset, in part, by decreases in money transfer expense and amortization of intangibles.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense increased to $576.3 million during the six months ended June 30, 2018, compared to $556.4 million for the six months ended June 30, 2017 primarily related to an increase of approximately $18.5 million in full time salaries in 2018 compared to the corresponding period in 2017.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $6.6 million during the six months ended June 30, 2018, to $129.2 million compared to $122.6 million for the corresponding period in 2017 due to an increase in contractor services of approximately $9.7 million which was partially offset by a decrease in bankcard fees of approximately $3.1 million.
Money transfer expense decreased to $30.0 million during the six months ended June 30, 2018, compared to $34.1 million for the six months ended June 30, 2017 due to a decline in transaction volume during the six months ended June 30, 2018 compared to the same period in 2017.
Amortization of intangibles decreased to $2.8 million during the six months ended June 30, 2018, compared to $5.1 million for the six months ended June 30, 2017 due to the lower level of intangible assets in 2018 compared to 2017.
Income Tax Expense
Three Months Ended June 30, 2018 and 2017
The Company’s income tax expense totaled $58.3 million and $56.9 million for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate was 24.0% for the three months ended June 30, 2018 and 26.6% for the three months ended June 30, 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate for the three months ended June 30, 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. See Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure.

Six Months Ended June 30, 2018 and 2017
The Company’s income tax expense totaled $110.1 million and $102.8 million for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate was 21.9% for the six months ended June 30, 2018 and 27.0% for the six months ended June 30, 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $278 million at June 30, 2018, compared to $220 million December 31, 2017.
Debt Securities
As of June 30, 2018, the securities portfolio included $11.3 billion in available for sale debt securities and $2.2 billion in held to maturity debt securities for a total debt securities portfolio of $13.5 billion, an increase of $226 million compared with December 31, 2017.
During the six months ended June 30, 2018, the Company transferred approximately $1.0 billion of agency collateralized mortgage backed securities from available for sale to held to maturity. The Company also purchased approximately $377 million of agency collateralized mortgage backed securities that were classified as held to maturity.
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

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	June 30, 2018	December 31, 2017
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,648,387	$25,749,949
Real estate – construction	2,130,261	2,273,539
Commercial real estate – mortgage	11,795,476	11,724,158
Total commercial loans	$40,574,124	$39,747,646
Consumer loans:
Residential real estate – mortgage	$13,350,490	$13,365,747
Equity lines of credit	2,679,716	2,653,105
Equity loans	325,465	363,264
Credit card	704,634	639,517
Consumer direct	2,139,932	1,690,383
Consumer indirect	3,516,616	3,164,106
Total consumer loans	$22,716,853	$21,876,122
Total loans	$63,290,977	$61,623,768
Loans held for sale	52,041	67,110
Total loans and loans held for sale	$63,343,018	$61,690,878
Loans and loans held for sale, net of unearned income, totaled $63.3 billion at June 30, 2018, an increase of $1.7 billion from December 31, 2017. Both commercial loan growth and consumer loan growth driven by increased activity in consumer direct and indirect lending contributed to the increase.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $732 million at June 30, 2018, a decrease of $17 million compared to $749 million at December 31, 2017. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.16% at June 30, 2018 compared with 1.21% at December 31, 2017.
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
Table 5 Potential Problem Loans

	June 30, 2018	December 31, 2017
	(In Thousands)
Commercial, financial and agricultural	$367,060	$456,953
Real estate – construction	3,529	232
Commercial real estate – mortgage	105,028	90,313
	$475,617	$547,498

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	June 30, 2018	December 31, 2017
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$323,287	$310,059
Real estate – construction	13,289	5,381
Commercial real estate – mortgage	105,409	111,982
Residential real estate – mortgage	162,892	173,843
Equity lines of credit	34,269	34,021
Equity loans	10,153	11,559
Credit card	—	—
Consumer direct	1,073	2,425
Consumer indirect	12,619	9,595
Total nonaccrual loans	662,991	658,865
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$662,991	$658,865
Accruing TDRs: (1)
Commercial, financial and agricultural	$5,722	$1,213
Real estate – construction	125	101
Commercial real estate – mortgage	3,945	4,155
Residential real estate – mortgage	59,940	64,898
Equity lines of credit	237	237
Equity loans	29,303	30,105
Credit card	—	—
Consumer direct	470	534
Consumer indirect	—	—
Total Accruing TDRs	99,742	101,243
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$99,742	$101,243
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$3,597	$18,136
Real estate – construction	540	1,560
Commercial real estate – mortgage	3,211	927
Residential real estate – mortgage	5,026	8,572
Equity lines of credit	2,191	2,259
Equity loans	306	995
Credit card	11,931	11,929
Consumer direct	6,313	6,712
Consumer indirect	6,028	7,288
Total loans 90 days past due and accruing	39,143	58,378
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$39,143	$58,378
OREO	$16,499	$17,278
Other repossessed assets	$13,117	$13,473

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	June 30, 2018	December 31, 2017
	(In Thousands)
Nonaccrual loans	$662,991	$658,865
Loans 90 days or more past due and accruing (1)	39,143	58,378
TDRs 90 days or more past due and accruing	491	751
Nonperforming loans	702,625	717,994
OREO	16,499	17,278
Other repossessed assets	13,117	13,473
Total nonperforming assets	$732,241	$748,745

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	June 30, 2018	December 31, 2017
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.11%	1.16%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.16	1.21
Allowance for loan losses as a percentage of loans	1.36	1.37
Allowance for loan losses as a percentage of nonperforming loans (3)	122.40	117.38

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 9 Rollforward of Nonaccrual Loans

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Balance at beginning of period,	$658,865	$920,312
Additions	370,811	336,517
Returns to accrual	(104,646)	(30,690)
Loan sales	(8,475)	(98,797)
Payments and paydowns	(98,175)	(162,113)
Transfers to OREO	(8,742)	(16,516)
Charge-offs	(146,647)	(188,748)
Balance at end of period	$662,991	$759,965
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 10 Rollforward of TDR Activity

	Six Months Ended June 30,
	2018	2017
	(In Thousands)
Balance at beginning period	$285,606	$213,868
New TDRs	29,870	111,997
Payments/Payoffs	(26,737)	(76,166)
Charge-offs	(5,279)	(3,907)
Transfer to OREO	—	(448)
Balance at end of period	$283,460	$245,344
The Company’s aggregate recorded investment in impaired loans modified through TDRs was $283 million at June 30, 2018 compared to $286 million at December 31, 2017. Included in these amounts are $100 million at June 30, 2018 and $101 million at December 31, 2017 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $860 million at June 30, 2018, from $843 million at December 31, 2017. The ratio of the allowance for loan losses to total loans was 1.36% at June 30, 2018 compared to 1.37% at December 31, 2017. Nonperforming loans were $703 million at June 30, 2018 compared to $718 million at December 31, 2017. The allowance attributable to individually impaired loans was $133 million at June 30, 2018 compared to $104 million at December 31, 2017. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.40% of average loans for the three months ended June 30, 2018 compared to 0.42% of average loans for the three months ended June 30, 2017.
Net charge-offs were 0.42% of average loans for the six months ended June 30, 2018 compared to 0.49% of average loans for the six months ended June 30, 2017. The decrease in net charge-offs for the six months ended June 30, 2018 as compared to the corresponding period in 2017 was driven in part by a $40.5 million decrease in commercial, financial and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans offset by an $21.6 million increase in consumer direct net charge-offs and a $7.3 million increase in consumer indirect net charge-offs due to an increase in loan growth in the consumer direct and indirect portfolios. Consumer direct and indirect net charge-offs on consumer direct and indirect loans were 5.95% and 2.29% of average consumer direct and consumer indirect loans, respectively, for the six months ended June 30, 2018 compared to 5.09% and 1.99% of average consumer direct and consumer indirect loans, respectively, for the six months ended June 30, 2017.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Average loans outstanding during the period	$63,133,236	$59,852,365	$62,650,373	$60,057,905
Allowance for loan losses, beginning of period	$832,071	$834,106	$842,760	$838,293
Charge-offs:
Commercial, financial and agricultural	12,694	27,715	22,826	70,623
Real estate – construction	406	73	436	82
Commercial real estate – mortgage	280	827	453	932
Residential real estate – mortgage	2,469	3,064	4,606	6,182
Equity lines of credit	1,911	1,814	3,585	3,740
Equity loans	591	736	1,362	2,030
Credit card	12,372	11,526	23,216	22,146
Consumer direct	31,108	18,690	58,663	37,090
Consumer indirect	24,732	22,115	54,717	45,923
Total charge-offs	86,563	86,560	169,864	188,748
Recoveries:
Commercial, financial and agricultural	2,127	7,668	3,864	11,165
Real estate – construction	119	870	238	936
Commercial real estate – mortgage	5,785	2,213	5,844	3,059
Residential real estate – mortgage	911	1,660	1,668	3,583
Equity lines of credit	1,458	1,019	2,972	1,779
Equity loans	1,034	527	1,874	973
Credit card	1,073	848	2,043	1,650
Consumer direct	1,232	1,791	3,375	3,373
Consumer indirect	9,473	7,525	16,917	15,434
Covered	—	—	—	31
Total recoveries	23,212	24,121	38,795	41,983
Net charge-offs	63,351	62,439	131,069	146,765
Total provision for loan losses	91,280	45,285	148,309	125,424
Allowance for loan losses, end of period	$860,000	$816,952	$860,000	$816,952
Net charge-offs to average loans	0.40%	0.42%	0.42%	0.49%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of June 30, 2018 and December 31, 2017.
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
The commercial, financial and agricultural portfolio segment totaled $26.6 billion at June 30, 2018 compared to $25.7 billion at December 31, 2017. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	June 30, 2018				December 31, 2017
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$547,313	$1,499	$—	$—	$543,917	$512	$—	$—
Basic Materials	598,735	3,013	—	—	622,869	53	—	—
Capital Goods & Industrial Services	2,861,497	61,242	136	—	2,833,429	12,889	143	2,626
Construction & Infrastructure	830,020	17,348	4,644	437	618,795	16,145	6	—
Consumer & Healthcare	3,312,060	63,298	882	56	3,512,885	41,594	886	—
Energy	2,843,759	79,751	—	—	2,791,942	150,448	—	—
Financial Services	1,067,541	155	—	—	1,110,420	29	—	—
General Corporates	1,729,791	5,041	13	3,079	1,558,631	3,260	23	14,975
Institutions	3,211,397	521	—	—	3,187,330	1,913	—	—
Leisure	2,427,095	32,286	—	16	2,440,319	3,030	107	—
Real Estate	1,200,717	288	—	—	944,538	—	—	—
Retail & Wholesale Trade	3,011,825	2,522	—	—	2,623,670	6,424	—	535
Telecoms, Technology & Media	1,637,489	1,824	47	9	1,499,897	3,317	48	—
Transportation	797,454	35,733	—	—	856,438	50,587	—	—
Utilities	571,694	18,766	—	—	604,869	19,858	—	—
Total Commercial, Financial and Agricultural	$26,648,387	$323,287	$5,722	$3,597	$25,749,949	$310,059	$1,213	$18,136
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $11.8 billion and $11.7 billion at June 30, 2018 and December 31, 2017, respectively, and real estate — construction loans totaled $2.1 billion at June 30, 2018 and $2.3 billion at December 31, 2017.
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

The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	June 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$383,380	$7,511	$2,301	$238	$390,134	$9,727	$2,370	$261
Arizona	735,668	10,880	—	—	874,975	10,144	—	—
California	1,496,689	—	—	28	1,456,273	—	—	—
Colorado	453,652	6,221	—	—	454,649	6,371	—	—
Florida	1,081,155	6,835	84	—	1,067,876	6,907	101	—
New Mexico	203,065	6,605	124	14	197,515	8,153	127	—
Texas	3,688,088	38,272	549	2,931	3,546,972	38,990	656	666
Other	3,753,779	29,085	887	—	3,735,764	31,690	901	—
	$11,795,476	$105,409	$3,945	$3,211	$11,724,158	$111,982	$4,155	$927

Table 14 Real Estate – Construction

	June 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$42,167	$99	$—	$115	$52,315	$97	$—	$115
Arizona	164,199	—	—	—	163,077	—	—	—
California	311,512	—	—	—	260,652	—	—	715
Colorado	99,229	—	—	—	71,736	—	—	—
Florida	211,689	189	—	—	272,460	62	—	—
New Mexico	7,085	—	49	—	7,165	—	52	—
Texas	851,759	12,577	76	425	1,038,219	4,796	49	730
Other	442,621	424	—	—	407,915	426	—	—
	$2,130,261	$13,289	$125	$540	$2,273,539	$5,381	$101	$1,560
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

Residential real estate — mortgage loans totaled $13.4 billion at both June 30, 2018 and December 31, 2017, respectively. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	June 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$954,475	$19,073	$12,114	$315	$972,764	$17,766	$12,526	$560
Arizona	1,318,302	10,813	8,282	574	1,290,388	14,649	9,526	387
California	3,107,311	16,244	4,020	86	3,028,148	13,607	3,574	1,018
Colorado	1,101,193	3,768	1,330	—	1,128,379	18,772	3,216	—
Florida	1,632,320	39,878	9,775	933	1,670,169	38,272	9,636	2,109
New Mexico	223,096	2,855	1,253	90	221,425	2,598	1,735	143
Texas	4,561,439	54,649	19,858	3,028	4,588,299	51,316	20,037	3,479
Other	452,354	15,612	3,308	—	466,175	16,863	4,648	876
	$13,350,490	$162,892	$59,940	$5,026	$13,365,747	$173,843	$64,898	$8,572
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	June 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$690,322	$114,379	$19,059	$3,829	$709,239	$112,391	$22,201	$4,979
621 – 680	1,160,222	24,526	13,386	417	1,225,385	22,815	14,549	2,130
681 – 720	1,836,963	9,534	14,975	182	1,863,614	9,372	14,439	80
Above 720	8,977,940	4,416	12,266	587	8,801,004	5,081	13,385	713
Unknown	685,043	10,037	254	11	766,505	24,184	324	670
	$13,350,490	$162,892	$59,940	$5,026	$13,365,747	$173,843	$64,898	$8,572

Equity lines of credit and equity loans totaled $3.0 billion at both June 30, 2018 and December 31, 2017. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	June 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$510,353	$9,711	$9,188	$665	$539,208	$9,967	$8,878	$1,121
Arizona	361,024	6,201	4,324	335	375,807	8,005	3,593	191
California	387,517	2,290	379	80	359,209	731	378	—
Colorado	191,432	2,987	1,398	39	193,297	3,307	1,464	175
Florida	346,645	9,489	6,034	134	368,033	8,768	6,553	692
New Mexico	52,109	1,369	605	—	53,165	1,647	610	—
Texas	1,124,643	11,594	7,205	1,235	1,093,651	12,077	8,456	1,032
Other	31,458	781	407	9	33,999	1,078	410	43
	$3,005,181	$44,422	$29,540	$2,497	$3,016,369	$45,580	$30,342	$3,254

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	June 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$193,939	$21,372	$7,847	$1,577	$204,128	$22,828	$7,894	$2,303
621 – 680	367,542	11,684	9,112	767	387,870	11,518	10,781	245
681 – 720	546,163	7,140	4,951	34	551,072	7,348	4,791	41
Above 720	1,888,320	3,733	7,554	12	1,863,106	3,816	6,643	227
Unknown	9,217	493	76	107	10,193	70	233	438
	$3,005,181	$44,422	$29,540	$2,497	$3,016,369	$45,580	$30,342	$3,254
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at June 30, 2018 were $2.1 billion and $1.7 billion at December 31, 2017. Total credit cards at June 30, 2018 were $705 million and $640 million at December 31, 2017.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans at June 30, 2018 were $3.5 billion compared to $3.2 billion at December 31, 2017.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	June 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$103,742	$775	$155	$2,754	$95,221	$376	$—	$3,680
621 – 680	394,642	213	—	1,631	275,816	30	178	1,543
681 – 720	540,783	16	315	969	380,645	2,005	351	392
Above 720	1,031,838	69	—	446	873,764	6	5	455
Unknown	68,927	—	—	513	64,937	8	—	642
	$2,139,932	$1,073	$470	$6,313	$1,690,383	$2,425	$534	$6,712
Table 20 Consumer Indirect

	June 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$688,445	$9,164	$—	$5,014	$683,543	$6,648	$—	$5,850
621 – 680	1,112,312	2,667	—	657	986,894	2,282	—	1,020
681 – 720	723,282	506	—	215	679,363	439	—	208
Above 720	990,469	282	—	120	812,966	226	—	208
Unknown	2,108	—	—	22	1,340	—	—	2
	$3,516,616	$12,619	$—	$6,028	$3,164,106	$9,595	$—	$7,288
Foreign Exposure
As of June 30, 2018, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At June 30, 2018, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of June 30, 2018
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB+
Short-term debt rating	A-2	-	F2
Compass Bank
Long-term debt rating	BBB+	Baa2	BBB+
Long-term bank deposits (1)	N/A	A2	A-
Subordinated debt	BBB	Baa2	BBB
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (2)	N/A	P-1	F2
Outlook	Stable	Stable	Stable
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
Deposits
Total deposits increased by $891 million from December 31, 2017 to June 30, 2018. At June 30, 2018 and December 31, 2017, total deposits included $7.9 billion and $8.4 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	June 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,433,218	30.6%	$21,630,694	31.3%
Interest-bearing demand deposits	8,127,536	11.6	8,382,607	12.1
Savings and money market	26,223,288	37.3	25,361,280	36.6
Time deposits	14,363,666	20.5	13,881,732	20.0
Total deposits	$70,147,708	100.0%	$69,256,313	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at June 30, 2018
Federal funds purchased	$2,000	$151	2.00%	$2,000	2.00%
Securities sold under agreements to repurchase (1)	183,511	63,179	2.03	183,511	2.01
Other short-term borrowings	159,004	65,088	2.82	81,547	3.09
	$344,515	$128,418		$267,058
Balance at December 31, 2017
Federal funds purchased	$1,710	$402	1.24%	$1,710	1.50%
Securities sold under agreements to repurchase (1)	114,361	58,222	0.92	17,881	1.23
Other short-term borrowings	2,771,539	1,703,738	1.55	17,996	1.48
	$2,887,610	$1,762,362		$37,587

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Total short-term borrowings increased $229 million at June 30, 2018 from $38 million at December 31, 2017.
At June 30, 2018 and December 31, 2017, FHLB and other borrowings were $4.2 billion and $4.0 billion, respectively. In June 2018, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021. For the six months ended June 30, 2018, the Company had $12.1 billion of proceeds received from FHLB and other borrowings and repayments were approximately $11.8 billion.
Shareholder’s Equity
Total shareholder's equity was $13.2 billion at June 30, 2018, compared to $13.0 billion at December 31, 2017, an increase of $177 million. Shareholder's equity increased $392 million due to earnings attributable to the Company during the period, offset by a $96 million increase in other comprehensive loss largely attributable to an increase in unrealized losses on available for sale securities and the payment of preferred and common dividends totaling $118 million to its sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at June 30, 2018, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at June 30, 2018.
Table 24 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
June 30, 2018
Rate Change
+ 200 basis points	8.24%
+ 100 basis points	4.19
- 100 basis points	5.13
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
Table 25 Economic Value of Equity

Estimated % Change in Economic Value of Equity
June 30, 2018
Rate Change
+ 300 basis points	(9.46)%
+ 200 basis points	(6.27)
+ 100 basis points	(3.08)
- 100 basis points	1.48
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

Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2018, the Company had derivative financial instruments outstanding with notional amounts of $49.1 billion. The estimated net fair value of open contracts was in a liability position of $91 million at June 30, 2018. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at June 30, 2018 or December 31, 2017 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
On June 11, 2018, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021.
On June 28, 2018, the Company was informed that the Federal Reserve Board did not object to the Company's 2018 capital plan and capital actions proposed in the capital plan. The Company's capital plan includes the payment of common dividends of $315 million, subject to approval by BBVA Compass' board of directors.

The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
At June 30, 2018, the Company was fully compliant with the LCR requirements applicable to it in effect for 2018. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted. As noted in “Executive Overview—Capital and Regulatory” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s liquidity coverage ratio rule until it formally amends its regulations to implement the EGRRCPA.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at June 30, 2018 and December 31, 2017.
Table 26 Capital Ratios

	June 30, 2018	December 31, 2017
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,239,400	$7,964,877
Tier 1 Capital	8,473,600	8,199,077
Total Capital	9,978,949	9,689,834
Ratios:
CET1 Risk-based Capital Ratio	11.97%	11.80%
Tier 1 Risk-based Capital Ratio	12.31	12.15
Total Risk-based Capital Ratio	14.49	14.36
Leverage Ratio	10.05	9.98
At June 30, 2018, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended June 30, 2018. For the three months ended June 30, 2018, no fees and/or commissions have been recorded in connection with these counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, any payments of amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding counter indemnity as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended

June 30, 2018, from embassy-related activity, which include fees and/or commissions, did not exceed $84. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: August 7, 2018	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer