Form 10-Q
period 2018-09-30
BBVA COMPASS BANCSHARES, INC
filed 2018-11-06
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock (par value $0.01 per share)	222,950,751 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CRA	Community Reinvestment Act
EGRRCPA	Economic Growth Regulatory Relief and Consumer Protection Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
HVCRE	High-volatility commercial real estate
HVCRE ADC	HVCRE acquisition development or construction
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment
OIS	Overnight Index Swap
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
Tax Cuts and Jobs Act	H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. GAAP	Accounting principles generally accepted in the U.S.

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

•
the impact of consumer protection regulations, including the CFPB's residential mortgage and other regulations, which could adversely affect the Company's business, financial condition or results of operations;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
	(In Thousands)
Assets:
Cash and due from banks	$1,122,747	$1,313,022
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	2,404,164	2,769,804
Cash and cash equivalents	3,526,911	4,082,826
Trading account assets	216,749	220,496
Debt securities available for sale	11,134,860	12,219,632
Debt securities held to maturity (fair value of $2,465,761 and $1,040,543 at September 30, 2018 and December 31, 2017, respectively)	2,490,568	1,046,093
Loans held for sale, at fair value	73,569	67,110
Loans	64,457,279	61,623,768
Allowance for loan losses	(875,393)	(842,760)
Net loans	63,581,886	60,781,008
Premises and equipment, net	1,155,795	1,214,874
Bank owned life insurance	731,527	722,596
Goodwill	4,983,296	4,983,296
Other assets	2,152,495	1,982,648
Total assets	$90,047,656	$87,320,579
Liabilities:
Deposits:
Noninterest bearing	$20,968,391	$21,630,694
Interest bearing	49,409,666	47,625,619
Total deposits	70,378,057	69,256,313
FHLB and other borrowings	5,045,302	3,959,930
Federal funds purchased and securities sold under agreements to repurchase	78,004	19,591
Other short-term borrowings	68,714	17,996
Accrued expenses and other liabilities	1,135,092	1,053,439
Total liabilities	76,705,169	74,307,269
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both September 30, 2018 and December 31, 2017	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares at both September 30, 2018 and December 31, 2017	2,230	2,230
Surplus	14,695,197	14,818,608
Accumulated deficit	(1,302,525)	(1,868,659)
Accumulated other comprehensive loss	(311,422)	(197,405)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	13,312,955	12,984,249
Noncontrolling interests	29,532	29,061
Total shareholder’s equity	13,342,487	13,013,310
Total liabilities and shareholder’s equity	$90,047,656	$87,320,579
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Interest income:
Interest and fees on loans	$751,470	$623,884	$2,126,411	$1,805,971
Interest on debt securities available for sale	53,201	50,599	163,595	155,755
Interest on debt securities held to maturity	16,110	6,994	41,598	20,454
Interest on trading account assets	833	6,247	2,507	26,349
Interest and dividends on other earning assets	17,449	14,888	44,240	41,511
Total interest income	839,063	702,612	2,378,351	2,050,040
Interest expense:
Interest on deposits	139,898	75,083	353,568	211,301
Interest on FHLB and other borrowings	37,131	29,904	93,799	71,422
Interest on federal funds purchased and securities sold under agreements to repurchase	3,169	4,623	5,104	16,462
Interest on other short-term borrowings	579	3,641	1,490	24,233
Total interest expense	180,777	113,251	453,961	323,418
Net interest income	658,286	589,361	1,924,390	1,726,622
Provision for loan losses	94,964	103,434	243,273	228,858
Net interest income after provision for loan losses	563,322	485,927	1,681,117	1,497,764
Noninterest income:
Service charges on deposit accounts	60,325	55,953	175,067	166,040
Card and merchant processing fees	44,219	32,297	127,945	94,749
Retail investment sales	28,286	26,817	88,176	82,876
Money transfer income	23,441	24,881	68,049	77,408
Investment banking and advisory fees	13,956	30,500	62,398	78,744
Corporate and correspondent investment sales	12,490	5,145	40,901	26,249
Asset management fees	11,143	10,336	32,902	30,162
Mortgage banking	6,717	3,450	23,078	9,636
Bank owned life insurance	4,597	4,322	13,187	12,711
Investment securities gains, net	—	3,033	—	3,033
Other	53,285	61,060	154,600	167,198
Total noninterest income	258,459	257,794	786,303	748,806
Noninterest expense:
Salaries, benefits and commissions	292,679	279,384	868,971	835,825
Professional services	68,403	64,775	197,625	187,422
Equipment	63,739	60,656	190,759	184,691
Net occupancy	42,514	42,227	125,607	125,568
Money transfer expense	16,120	15,938	46,143	50,069
Amortization of intangibles	1,170	2,525	3,933	7,575
Securities impairment:
Other-than-temporary impairment	418	—	989	242
Less: non-credit portion recognized in other comprehensive income	135	—	397	—
Total securities impairment	283	—	592	242
Other	120,602	108,457	314,338	304,367
Total noninterest expense	605,510	573,962	1,747,968	1,695,759
Net income before income tax expense	216,271	169,759	719,452	550,811
Income tax expense	41,756	39,308	151,849	142,097
Net income	174,515	130,451	567,603	408,714
Less: net income attributable to noncontrolling interests	426	584	1,482	1,458
Net income attributable to BBVA Compass Bancshares, Inc.	174,089	129,867	566,121	407,256
Less: preferred stock dividends	4,576	3,786	12,699	11,034
Net income attributable to common shareholder	$169,513	$126,081	$553,422	$396,222
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Net income	$174,515	$130,451	$567,603	$408,714
Other comprehensive income, net of tax:
Net unrealized (losses) gains arising during period from debt securities available for sale	(31,189)	(646)	(106,320)	38,919
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	—	1,911	—	1,911
Net change in net unrealized holding (losses) gains on debt securities available for sale	(31,189)	(2,557)	(106,320)	37,008
Change in unamortized net holding losses on debt securities held to maturity	1,989	999	6,522	2,540
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	(30,487)	—
Less: non-credit related impairment on debt securities held to maturity	103	—	303	—
Change in unamortized non-credit related impairment on debt securities held to maturity	208	251	623	778
Net change in unamortized holding losses on debt securities held to maturity	2,094	1,250	(23,645)	3,318
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	10,996	855	19,340	(9,172)
Change in defined benefit plans	—	—	(3,379)	(485)
Other comprehensive (loss) income, net of tax	(18,099)	(452)	(114,004)	30,669
Comprehensive income	156,416	129,999	453,599	439,383
Less: comprehensive income attributable to noncontrolling interests	426	584	1,482	1,458
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$155,990	$129,415	$452,117	$437,925
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	407,256	—	1,458	408,714
Other comprehensive income, net of tax	—	—	—	—	30,669	—	30,669
Preferred stock dividends	—	—	(11,034)	—	—	(1,037)	(12,071)
Common stock dividends	—	—	(60,000)	—	—	—	(60,000)
Capital contribution	—	—	—	—	—	111	111
Vesting of restricted stock	—	—	(1,538)	—	—	—	(1,538)
Restricted stock retained to cover taxes	—	—	(689)	—	—	—	(689)
Balance, September 30, 2017	$229,475	$2,230	$14,912,412	$(1,920,184)	$(137,583)	$29,553	$13,115,903

Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	566,121	—	1,482	567,603
Other comprehensive loss, net of tax	—	—	—	—	(114,004)	—	(114,004)
Preferred stock dividends	—	—	(12,699)	—	—	(1,036)	(13,735)
Common stock dividends	—	—	(110,000)	—	—	—	(110,000)
Capital contribution	—	—	—	—	—	25	25
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, September 30, 2018	$229,475	$2,230	$14,695,197	$(1,302,525)	$(311,422)	$29,532	$13,342,487
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Operating Activities:
Net income	$567,603	$408,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,839	222,467
Securities impairment	592	242
Amortization of intangibles	3,933	7,575
Accretion of discount, loan fees and purchase market adjustments, net	(48,771)	(11,346)
Net change in FDIC indemnification liability	—	22
Gain on termination of FDIC shared loss agreement	—	(1,779)
Provision for loan losses	243,273	228,858
Net change in trading account assets	3,747	119,641
Net change in trading account liabilities	61,599	(66,800)
Originations and purchases of mortgage loans held for sale	(486,143)	(469,417)
Sale of mortgage loans held for sale	494,542	516,069
Deferred tax (benefit) expense	(949)	31,200
Investment securities gains, net	—	(3,033)
Net (gain) loss on sale of premises and equipment	(194)	2,468
Gain on sale of mortgage loans held for sale	(14,858)	(19,178)
Net (gain) loss on sale of other real estate and other assets	(122)	1,606
Increase in other assets	(171,203)	(193,377)
Increase in other liabilities	23,883	7,059
Net cash provided by operating activities	860,771	780,991
Investing Activities:
Proceeds from sales of debt securities available for sale	—	210,906
Proceeds from prepayments, maturities and calls of debt securities available for sale	2,749,439	1,794,274
Purchases of debt securities available for sale	(2,947,622)	(2,585,952)
Proceeds from sales of equity securities	640,662	288,360
Purchases of equity securities	(648,083)	(316,262)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	267,913	137,480
Purchases of debt securities held to maturity	(709,510)	(6,233)
Proceeds from sales of trading securities	—	2,762,293
Purchases of trading securities	—	(309,438)
Net change in loan portfolio	(3,058,583)	(604,297)
Proceeds from sales of loans	46,055	175,259
Purchases of premises and equipment	(90,163)	(81,590)
Proceeds from sales of premises and equipment	3,604	2,064
Payments to FDIC for covered assets	—	(2,832)
Net cash paid to the FDIC for termination of shared loss agreement	—	(131,603)
Proceeds from settlement of BOLI policies	4,321	3,976
Cash payments for premiums of BOLI policies	(26)	(27)
Proceeds from sales of other real estate owned	15,943	22,650
Net cash (used in) provided by investing activities	(3,726,050)	1,359,028
Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts and savings accounts	326,314	(119,583)
Net increase in time deposits	809,149	44,704
Net increase in federal funds purchased and securities sold under agreements to repurchase	58,413	5,709
Net increase (decrease) in other short-term borrowings	50,718	(2,475,438)
Proceeds from FHLB and other borrowings	17,273,916	9,245,563
Repayment of FHLB and other borrowings	(16,130,158)	(8,277,477)
Capital contribution for non-controlling interest	25	111
Vesting of restricted stock	(712)	(1,538)
Restricted stock grants retained to cover taxes	—	(689)
Common dividends paid	(110,000)	(60,000)
Preferred dividends paid	(13,735)	(12,071)
Net cash provided by (used in) financing activities	2,263,930	(1,650,709)
Net (decrease) increase in cash, cash equivalents and restricted cash	(601,349)	489,310
Cash, cash equivalents and restricted cash at beginning of year	4,270,950	3,419,488
Cash, cash equivalents and restricted cash at end of period	$3,669,601	$3,908,798
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA Compass Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Correction of Accounting Error
During the nine months ended September 30, 2018, income tax expense included $11.4 million of income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. This error primarily related to 2017 and was corrected in the second quarter of 2018.
The Company has evaluated the effect of this correction on prior interim and annual periods' consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior annual period is materially misstated. In addition, the Company has considered the effect of this correction on the Company's nine months ended September 30, 2018 financial results and forecasted annual results of operations for the year ended December 31, 2018, and concluded that the impact on these periods is not material.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Effective as of January 1, 2018, the adoption date, the Company changed the presentation of certain cash payments and receipts within its Condensed Consolidated Statements of Cash Flows. These changes were applied retrospectively to all periods presented within the statement of cash flows. For the nine months ended September 30, 2017, the Company reclassified an immaterial amount of proceeds from the settlement of bank-owned life insurance policies and premiums paid for bank owned life insurance policies from operating activities to investing activities.
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
Recently Issued Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes ASC Topic 840, Leases. Subsequently, the FASB issued ASU 2018-01 in January 2018 which provides a practical expedient for land easements and issued ASU 2018-11 in July 2018 which includes an option to recognize a cumulative effect adjustment to retained earnings in the period of adoption instead of applying the guidance to prior comparative periods. This ASU, as amended, requires lessees to recognize right-of-use assets and associated liabilities that arise from leases, with the exception of short-term leases. Subsequent accounting for leases varies depending on whether the lease is classified as an operating lease or a finance lease. This ASU, as amended, does not make significant changes to lessor accounting. There are several new qualitative and quantitative disclosures required. Upon transition, lessees and lessors have the option to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective transition approach or to apply the modified retrospective approach with an additional, optional transition method that initially applies this ASU as of the adoption date and recognizes a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company intends to adopt the ASU, as amended, on January 1, 2019 and expects to elect the transition relief provisions. The Company is currently assessing the impact of the new guidance on the Company's financial condition and results of operations. The Company will recognize right-of-use assets and lease liabilities for virtually all of its operating lease commitments. The amounts of right-of-use assets and corresponding lease liabilities, recorded upon adoption, will be based, primarily, on the present value of unpaid future minimum lease payments as of January 1, 2019. Those amounts will also be impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. As of December 31, 2017, the Company reported approximately $369 million in minimum lease payments due under such agreements from January 1, 2019 forward. While these leases represent a majority of the leases within the scope of the standard, the lease portfolio is subject to change as a result of the execution of new leases and terminations of existing leases prior to the effective date, as well as the identification of potential embedded and other leases. The Company does not expect this ASU to have a material impact on the timing of expense recognition on its results of operations.
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
In October 2018, the FASB issued ASU 2018-16, Inclusion of the SOFR OIS Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the OIS rate based on SOFR as a US benchmark interest rate for hedge accounting purposes under Topic 815. For entities that have not already adopted ASU 2017-12, the amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12.
The Company intends to adopt these ASU on January 1, 2019. The adoption of these standards is not expected to have a material impact on the financial condition or results of operations of the Company.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this ASU on January 1, 2019 and reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act.
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in this ASU modify the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that the adoption of this standard will have on its fair value disclosures.

Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
(2) Debt Securities Available for Sale and Debt Securities Held to Maturity
The following tables present the adjusted cost and approximate fair value of debt securities available for sale and debt securities held to maturity.

	September 30, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,502,415	$255	$181,426	$5,321,244
Agency mortgage-backed securities	2,284,650	6,595	46,711	2,244,534
Agency collateralized mortgage obligations	3,678,204	4,140	114,208	3,568,136
States and political subdivisions	884	62	—	946
Total	$11,466,153	$11,052	$342,345	$11,134,860
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$1,611,937	$55	$32,556	$1,579,436
Non-agency	52,508	5,706	1,064	57,150
Asset-backed securities	5,617	1,769	313	7,073
States and political subdivisions	763,255	7,729	6,870	764,114
Other	57,251	866	129	57,988
Total	$2,490,568	$16,125	$40,932	$2,465,761

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$4,265,296	$996	$61,854	$4,204,438
Agency mortgage-backed securities	2,841,584	14,312	43,096	2,812,800
Agency collateralized mortgage obligations	5,302,531	4,203	106,723	5,200,011
States and political subdivisions	2,278	105	—	2,383
Total	$12,411,689	$19,616	$211,673	$12,219,632
Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$64,140	$5,262	$1,605	$67,797
Asset-backed securities	9,308	1,747	628	10,427
States and political subdivisions	911,393	3,951	12,853	902,491
Other	61,252	243	1,667	59,828
Total	$1,046,093	$11,203	$16,753	$1,040,543

The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt Securities.
During the nine months ended September 30, 2018, the Company transferred approximately $1.0 billion of agency collateralized mortgage backed securities from available for sale to held to maturity.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities and held to maturity debt securities that were in a loss position at September 30, 2018 and December 31, 2017. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	September 30, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,508,360	$47,663	$2,803,723	$133,763	$5,312,083	$181,426
Agency mortgage-backed securities	223,960	2,936	1,535,204	43,775	1,759,164	46,711
Agency collateralized mortgage obligations	372,572	3,231	2,621,181	110,977	2,993,753	114,208
Total	$3,104,892	$53,830	$6,960,108	$288,515	$10,065,000	$342,345

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$602,774	$3,275	$857,558	$29,281	$1,460,332	$32,556
Non-agency	1,164	11	14,336	1,053	15,500	1,064
Asset-backed securities	—	—	3,892	313	3,892	313
States and political subdivisions	39,295	106	277,762	6,764	317,057	6,870
Other	6,961	75	2,454	54	9,415	129
Total	$650,194	$3,467	$1,156,002	$37,465	$1,806,196	$40,932

	December 31, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,532,439	$28,308	$1,325,975	$33,546	$3,858,414	$61,854
Agency mortgage-backed securities	390,106	2,731	1,666,045	40,365	2,056,151	43,096
Agency collateralized mortgage obligations	1,244,416	6,522	3,297,278	100,201	4,541,694	106,723
Total	$4,166,961	$37,561	$6,289,298	$174,112	$10,456,259	$211,673

Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$9,776	$25	$22,439	$1,580	$32,215	$1,605
Asset-backed securities	—	—	6,243	628	6,243	628
States and political subdivisions	236,207	4,365	341,090	8,488	577,297	12,853
Other	19,048	98	20,736	1,569	39,784	1,667
Total	$265,031	$4,488	$390,508	$12,265	$655,539	$16,753
As indicated in the previous tables, at September 30, 2018, the Company held certain debt securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either September 30, 2018 or December 31, 2017, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Balance at beginning of period	$23,133	$22,824	$22,824	$22,582
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	—	242
Additions for the credit component on debt securities in which OTTI was previously recognized	283	—	592	—
Balance at end of period	$23,416	$22,824	$23,416	$22,824
For the three months ended September 30, 2018, there was $283 thousand of OTTI recognized on held to maturity securities. For the nine months ended September 30, 2018 and 2017, there was $592 thousand and $242 thousand, respectively, of OTTI recognized on held to maturity securities. The debt securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

September 30, 2018	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$250,057	$249,817
Maturing after one but within five years	3,854,418	3,744,156
Maturing after five but within ten years	704,053	679,993
Maturing after ten years	694,771	648,224
	5,503,299	5,322,190
Mortgage-backed securities and collateralized mortgage obligations	5,962,854	5,812,670
Total	$11,466,153	$11,134,860

Debt securities held to maturity:
Maturing within one year	$31,445	$31,550
Maturing after one but within five years	162,215	161,649
Maturing after five but within ten years	184,420	184,269
Maturing after ten years	448,043	451,707
	826,123	829,175
Collateralized mortgage obligations	1,664,445	1,636,586
Total	$2,490,568	$2,465,761
(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	September 30, 2018	December 31, 2017
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,656,079	$25,749,949
Real estate – construction	2,118,492	2,273,539
Commercial real estate – mortgage	12,397,004	11,724,158
Total commercial loans	41,171,575	39,747,646
Consumer loans:
Residential real estate – mortgage	13,402,472	13,365,747
Equity lines of credit	2,709,731	2,653,105
Equity loans	308,838	363,264
Credit card	763,686	639,517
Consumer direct	2,422,208	1,690,383
Consumer indirect	3,678,769	3,164,106
Total consumer loans	23,285,704	21,876,122
Total loans	$64,457,279	$61,623,768

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total
	(In Thousands)
Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$431,510	$113,246	$98,032	$217,212	$—	$860,000
Provision for loan losses	9,560	896	1,446	83,062	—	94,964
Loans charged-off	(20,142)	(2,328)	(5,570)	(73,599)	—	(101,639)
Loan recoveries	6,167	316	3,454	12,131	—	22,068
Net charge-offs	(13,975)	(2,012)	(2,116)	(61,468)	—	(79,571)
Ending balance	$427,095	$112,130	$97,362	$238,806	$—	$875,393
Three months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$427,654	$116,819	$108,095	$164,384	$—	$816,952
Provision for loan losses	20,513	10,633	8,411	63,877	—	103,434
Loans charged-off	(21,320)	(7,913)	(4,290)	(55,102)	—	(88,625)
Loan recoveries	6,625	235	2,401	8,097	—	17,358
Net charge-offs	(14,695)	(7,678)	(1,889)	(47,005)	—	(71,267)
Ending balance	$433,472	$119,774	$114,617	$181,256	$—	$849,119

Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Provision (credit) for loan losses	39,397	(9,184)	(7,339)	220,399	—	243,273
Loan charge-offs	(42,968)	(3,217)	(15,123)	(210,195)	—	(271,503)
Loan recoveries	10,031	6,398	9,968	34,466	—	60,863
Net (charge-offs) recoveries	(32,937)	3,181	(5,155)	(175,729)	—	(210,640)
Ending balance	$427,095	$112,130	$97,362	$238,806	$—	$875,393
Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	49,045	7,534	2,639	169,671	(31)	228,858
Loan charge-offs	(91,943)	(8,927)	(16,242)	(160,261)	—	(277,373)
Loan recoveries	17,790	4,230	8,736	28,554	31	59,341
Net (charge-offs) recoveries	(74,153)	(4,697)	(7,506)	(131,707)	31	(218,032)
Ending balance	$433,472	$119,774	$114,617	$181,256	$—	$849,119

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
September 30, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$101,396	$8,663	$25,944	$528	$136,531
Collectively evaluated for impairment	325,699	103,467	71,418	238,278	738,862
Total allowance for loan losses	$427,095	$112,130	$97,362	$238,806	$875,393
Ending balance of loans:
Individually evaluated for impairment	$276,460	$92,748	$153,772	$2,654	$525,634
Collectively evaluated for impairment	26,379,619	14,422,748	16,267,269	6,862,009	63,931,645
Total loans	$26,656,079	$14,515,496	$16,421,041	$6,864,663	$64,457,279

December 31, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$61,705	$9,864	$30,613	$2,203	$104,385
Collectively evaluated for impairment	358,930	108,269	79,243	191,933	738,375
Total allowance for loan losses	$420,635	$118,133	$109,856	$194,136	$842,760
Ending balance of loans:
Individually evaluated for impairment	$307,680	$85,180	$172,857	$3,577	$569,294
Collectively evaluated for impairment	25,442,269	13,912,517	16,209,259	5,490,429	61,054,474
Total loans	$25,749,949	$13,997,697	$16,382,116	$5,494,006	$61,623,768

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The following tables present information on individually evaluated impaired loans, by loan class.

	September 30, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$78,029	$108,460	$—	$198,431	$217,774	$101,396
Real estate – construction	—	—	—	12,172	12,489	1,008
Commercial real estate – mortgage	34,149	36,372	—	46,427	51,367	7,655
Residential real estate – mortgage	—	—	—	103,599	103,599	8,736
Equity lines of credit	—	—	—	16,375	16,379	13,797
Equity loans	—	—	—	33,798	34,475	3,411
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,144	2,144	30
Consumer indirect	—	—	—	510	510	498
Total loans	$112,178	$144,832	$—	$413,456	$438,737	$136,531

	December 31, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$142,908	$175,743	$—	$164,772	$175,512	$61,705
Real estate – construction	2,849	2,858	—	130	130	7
Commercial real estate – mortgage	35,140	36,415	—	47,061	55,122	9,857
Residential real estate – mortgage	—	—	—	117,751	117,751	10,214
Equity lines of credit	—	—	—	19,183	19,188	16,021
Equity loans	—	—	—	35,923	36,765	4,378
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,545	2,545	1,254
Consumer indirect	—	—	—	1,032	1,032	949
Total loans	$180,897	$215,016	$—	$388,397	$408,045	$104,385
The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$286,815	$29	$348,075	$191
Real estate – construction	12,182	1	4,230	2
Commercial real estate – mortgage	80,779	238	83,568	232
Residential real estate – mortgage	105,743	660	115,267	671
Equity lines of credit	16,885	184	20,845	219
Equity loans	33,836	295	37,085	323
Credit card	—	—	—	—
Consumer direct	923	9	2,599	11
Consumer indirect	550	1	1,355	2
Total loans	$537,713	$1,417	$613,024	$1,651

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$268,037	$622	$472,639	$743
Real estate – construction	10,060	5	1,811	6
Commercial real estate – mortgage	82,350	648	69,304	852
Residential real estate – mortgage	109,262	2,029	115,622	1,986
Equity lines of credit	17,833	571	22,151	671
Equity loans	34,814	897	38,711	997
Credit card	—	—	—	—
Consumer direct	2,197	24	1,320	22
Consumer indirect	707	4	1,706	8
Total loans	$525,260	$4,800	$723,264	$5,285
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

The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	September 30, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,546,766	$2,102,672	$11,968,045
Special Mention	473,162	345	243,144
Substandard	523,901	15,475	173,044
Doubtful	112,250	—	12,771
	$26,656,079	$2,118,492	$12,397,004

	December 31, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,387,737	$2,257,659	$11,309,484
Special Mention	614,006	12,401	215,076
Substandard	623,672	3,479	187,049
Doubtful	124,534	—	12,549
	$25,749,949	$2,273,539	$11,724,158

	Consumer
	September 30, 2018
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,238,758	$2,673,420	$298,071	$750,529	$2,410,036	$3,660,262
Nonperforming	163,714	36,311	10,767	13,157	12,172	18,507
	$13,402,472	$2,709,731	$308,838	$763,686	$2,422,208	$3,678,769

	December 31, 2017
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,182,760	$2,616,825	$350,531	$627,588	$1,681,246	$3,147,223
Nonperforming	182,987	36,280	12,733	11,929	9,137	16,883
	$13,365,747	$2,653,105	$363,264	$639,517	$1,690,383	$3,164,106

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$38,512	$16,416	$9,609	$290,239	$522	$355,298	$26,300,781	$26,656,079
Real estate – construction	3,252	5,278	532	12,882	121	22,065	2,096,427	2,118,492
Commercial real estate – mortgage	31,792	18,349	502	104,976	3,753	159,372	12,237,632	12,397,004
Residential real estate – mortgage	87,426	30,373	3,697	159,721	59,082	340,299	13,062,173	13,402,472
Equity lines of credit	13,556	4,298	1,186	35,125	—	54,165	2,655,566	2,709,731
Equity loans	2,082	1,042	241	10,378	28,383	42,126	266,712	308,838
Credit card	8,601	6,449	13,157	—	—	28,207	735,479	763,686
Consumer direct	30,153	14,455	8,988	3,184	1,189	57,969	2,364,239	2,422,208
Consumer indirect	86,310	23,587	6,853	11,654	—	128,404	3,550,365	3,678,769
Total loans	$301,684	$120,247	$44,765	$628,159	$93,050	$1,187,905	$63,269,374	$64,457,279

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$14,804	$3,753	$18,136	$310,059	$1,213	$347,965	$25,401,984	$25,749,949
Real estate – construction	12,293	70	1,560	5,381	101	19,405	2,254,134	2,273,539
Commercial real estate – mortgage	10,473	3,270	927	111,982	4,155	130,807	11,593,351	11,724,158
Residential real estate – mortgage	69,474	34,440	8,572	173,843	64,898	351,227	13,014,520	13,365,747
Equity lines of credit	10,956	7,556	2,259	34,021	237	55,029	2,598,076	2,653,105
Equity loans	4,170	657	995	11,559	30,105	47,486	315,778	363,264
Credit card	6,710	4,804	11,929	—	—	23,443	616,074	639,517
Consumer direct	19,766	7,020	6,712	2,425	534	36,457	1,653,926	1,690,383
Consumer indirect	92,017	26,460	7,288	9,595	—	135,360	3,028,746	3,164,106
Total loans	$240,663	$88,030	$58,378	$658,865	$101,243	$1,147,179	$60,476,589	$61,623,768
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
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended September 30, 2018, $1.9 million of TDR modifications included an interest rate concession and $106.5 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended September 30, 2017, $3.3 million of TDR modifications included an interest rate concession and $102.3 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2018, $25.3 million of TDR modifications included an interest rate concession and $113.0 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2017, $5.2 million of TDR modifications included an interest rate concession and $212.5 million of TDR modifications resulted from modifications to the loan’s structure.
The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	1	$104,065	11	$103,223
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	679	—	—
Residential real estate – mortgage	17	2,025	9	1,665
Equity lines of credit	3	80	7	368
Equity loans	7	464	10	342
Credit card	—	—	—	—
Consumer direct	2	1,098	—	—
Consumer indirect	—	—	1	5
Covered loans	—	—	—	—

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	5	$121,263	24	$205,387
Real estate – construction	2	307	—	—
Commercial real estate – mortgage	3	2,313	2	502
Residential real estate – mortgage	50	10,862	44	8,763
Equity lines of credit	7	197	34	1,708
Equity loans	19	2,235	26	1,031
Credit card	—	—	—	—
Consumer direct	3	1,104	—	—
Consumer indirect	—	—	14	209
Covered loans	—	—	2	103
Charge-offs and changes to the allowance related to modifications classified as TDRs were approximately $(100) thousand and $11.2 million for the three and nine months ended September 30, 2018, respectively. Charge-offs and changes to the allowance related to modifications classified as TDRs were approximately $20.3 million and $26.1 million for the three and nine months ended September 30, 2017.
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

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	2	327	—	—
Equity lines of credit	—	—	—	—
Equity loans	—	—	—	—
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	—	—
Covered loans	—	—	—	—

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	4	474	1	505
Equity lines of credit	—	—	—	—
Equity loans	3	167	2	51
Credit card	—	—	—	—
Consumer direct	—	—	—	—
Consumer indirect	—	—	1	22
Covered loans	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At September 30, 2018 and December 31, 2017, there were $25.7 million and $15.9 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $19 million and $17 million at September 30, 2018 and December 31, 2017, respectively. OREO included $15 million and $12 million of foreclosed residential real estate properties at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, there were $62 million and $57 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $74 million and $67 million at September 30, 2018 and December 31, 2017, respectively. Loans held for sale at September 30, 2018 and December 31, 2017 were comprised entirely of residential real estate — mortgage loans.

The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$—	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	37,580	—	46,055	175,088
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$148,967	$164,075	$479,684	$496,891
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	5,409	7,322	14,858	19,178
Servicing fees recognized (3)	2,544	2,461	8,181	8,025

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Net gains were recorded in mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.

(3)
Beginning in 2018, recorded as a component of mortgage banking in the Company's Unaudited Condensed Consolidated Statements of Income. 2017 servicing fees are recorded as a component of other noninterest income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	September 30, 2018	December 31, 2017
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,587,189	$4,635,334
MSRs (2)	55,312	49,597

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Carrying value, at beginning of period	$54,276	$49,398	$49,597	$51,428
Additions	1,594	1,729	5,266	5,328
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	2,533	721	9,403	(100)
Due to other changes in fair value (1)	(3,091)	(3,298)	(8,954)	(8,106)
Carrying value, at end of period	$55,312	$48,550	$55,312	$48,550

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At September 30, 2018 and December 31, 2017, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Fair value of MSRs	$55,312	$49,597
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.6%	97.4%
Adjustable rate mortgage loans	2.4	2.6
Total	100.0%	100.0%
Weighted average life (in years)	6.5	6.6
Prepayment speed:	9.7%	9.7%
Effect on fair value of a 10% increase	$(1,507)	$(1,582)
Effect on fair value of a 20% increase	(2,939)	(3,068)
Weighted average option adjusted spread:	7.1%	8.2%
Effect on fair value of a 10% increase	$(1,769)	$(1,568)
Effect on fair value of a 20% increase	(3,408)	(3,031)
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

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,923,950	$11,930	$50,273	$2,223,950	$19,399	$16,831
Total fair value hedges		11,930	50,273		19,399	16,831
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	5,500,000	27	56	9,075,000	325	2
Swaps related to FHLB advances	120,000	—	685	120,000	—	4,424
Foreign currency contracts:
Forwards related to currency fluctuations	6,788	485	—	3,220	—	144
Total cash flow hedges		512	741		325	4,570
Total derivatives designated as hedging instruments		$12,442	$51,014		$19,724	$21,401

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$271,674	$686	$179	$141,000	$85	$130
Option contracts related to mortgage servicing rights	—	—	—	40,000	38	—
Interest rate lock commitments	122,862	2,136	1	114,184	2,416	—
Equity contracts:
Purchased equity option related to equity-linked CDs	519,750	20,779	—	810,011	39,791	—
Written equity option related to equity-linked CDs	452,696	—	18,316	718,428	—	35,562
Foreign exchange contracts:
Forwards and swaps related to commercial loans	469,088	3,472	1,122	358,729	291	3,501
Spots related to commercial loans	22,884	3	29	83,338	84	245
Swap associated with sale of Visa, Inc. Class B shares	129,931	—	3,248	99,826	—	2,496
Futures contracts (3)	2,416,000	—	—	1,449,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	33,529,836	104,666	192,238	30,472,359	133,516	134,073
Foreign exchange contracts for customers	1,145,509	15,957	13,958	514,185	12,149	10,524
Total trading account assets and liabilities		120,623	206,196		145,665	144,597
Total free-standing derivative instruments not designated as hedging instruments		$147,699	$229,091		$188,370	$186,531

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
The Company recognized no gains or losses for the three and nine months ended September 30, 2018 and 2017, related to hedged firm commitments no longer qualifying as a fair value hedge. At September 30, 2018, the fair value hedges had a weighted average expected remaining term of 3.6 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2018	2017	2018	2017
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(13,181)	$(6,637)	$(63,679)	$(14,691)
Hedged long term debt	Interest on FHLB and other borrowings	12,920	6,614	60,472	14,532
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	243	7,690	3,529	24,239
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and nine months ended September 30, 2018 and 2017.
At September 30, 2018, cash flow hedges not terminated had a net fair value of $(229) thousand and a weighted average life of 0.5 years. Net losses of $12.8 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 2.8 years.

The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Unaudited Condensed Consolidated Balance Sheets and the Company’s Unaudited Condensed Consolidated Statements of Income.

	Gain (Loss) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$10,996	$855	$19,340	$(9,172)
Amount reclassified from accumulated other comprehensive income (loss) into net income	(14,033)	(2,835)	(36,887)	5,043
Amount of ineffectiveness recognized in net income	78	202	443	229
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2018	2017	2018	2017
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$195	$(18)	$400	$(1)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	708	(46)	553	(2,005)
Interest rate lock commitments	Mortgage banking income	(475)	(262)	(281)	531
Interest rate contracts for customers	Corporate and correspondent investment sales	8,639	5,979	28,559	21,318
Option contracts related to mortgage servicing rights	Mortgage banking income	—	(253)	(38)	(391)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(4,945)	(8,921)	(20,550)	(14,783)
Written equity option related to equity-linked CDs	Other expense	4,539	8,643	18,641	14,692
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	5,333	(13,107)	23,717	(36,373)
Spot contracts related to commercial loans	Other income	(2,649)	1,620	(3,768)	4,175
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	3,514	2,709	11,811	7,770
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At September 30, 2018, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $121 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no material credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30,

2018 and 2017. At September 30, 2018 and December 31, 2017, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at September 30, 2018, have credit risk of $12 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and nine months ended September 30, 2018 and 2017. At September 30, 2018 and December 31, 2017, there were no nonperforming derivative positions classified as nontrading.
As of September 30, 2018 and December 31, 2017, the Company had recorded the right to reclaim cash collateral of $83 million and $92 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $38 million and $24 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2018, was $12 million for which the Company has collateral requirements of $12 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2018, the Company’s collateral requirements to its counterparties would not require any additional increases. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2017, was $31 million for which the Company had collateral requirements of $30 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2017, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2018
Derivative financial assets:
Subject to a master netting arrangement	$108,916	$—	$108,916	$—	$35,326	$73,590
Not subject to a master netting arrangement	51,225	—	51,225	—	—	51,225
Total derivative financial assets	$160,141	$—	$160,141	$—	$35,326	$124,815

Derivative financial liabilities:
Subject to a master netting arrangement	$95,761	$—	$95,761	$—	$83,364	$12,397
Not subject to a master netting arrangement	184,344	—	184,344	—	—	184,344
Total derivative financial liabilities	$280,105	$—	$280,105	$—	$83,364	$196,741

December 31, 2017
Derivative financial assets:
Subject to a master netting arrangement	$93,409	$—	$93,409	$—	$21,423	$71,986
Not subject to a master netting arrangement	114,685	—	114,685	—	—	114,685
Total derivative financial assets	$208,094	$—	$208,094	$—	$21,423	$186,671

Derivative financial liabilities:
Subject to a master netting arrangement	$108,955	$—	$108,955	$4,545	$92,396	$12,014
Not subject to a master netting arrangement	98,977	—	98,977	—	—	98,977
Total derivative financial liabilities	$207,932	$—	$207,932	$4,545	$92,396	$110,991

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2018
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$855,221	$727,500	$127,721	$127,721	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$805,504	$727,500	$78,004	$78,004	$—	$—

December 31, 2017
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$93,664	$67,751	$25,913	$25,913	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$85,632	$67,751	$17,881	$17,881	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
September 30, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$459,008	$18,827	$151,344	$125,031	$754,210
Mortgage-backed securities	—	—	51,294	—	51,294
Total	$459,008	$18,827	$202,638	$125,031	$805,504

December 31, 2017
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$4,906	$—	$12,900	$4,981	$22,787
Mortgage-backed securities	—	—	62,845	—	62,845
Total	$4,906	$—	$75,745	$4,981	$85,632
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

At September 30, 2018, the fair value of collateral received related to securities purchased under agreements to resell was $875 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $806 million. At December 31, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $94 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $91 million.
(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	September 30, 2018	December 31, 2017
	(In Thousands)
Commitments to extend credit	$27,738,855	$27,743,387
Standby and commercial letters of credit	1,273,364	1,446,903
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At September 30, 2018 and December 31, 2017, the recorded amount of these deferred fees was $7 million and $9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2018, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.3 billion. At September 30, 2018 and December 31, 2017, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $72 million and $83 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both September 30, 2018 and December 31, 2017, the amount of potential recourse was $19 million of which the Company had reserved $793 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both September 30, 2018 and December 31, 2017, the Company had $1.3 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
Forward Starting Reverse Repurchase Agreements and Forward Starting Repurchase Agreements
The Company enters into securities purchased under agreements to resell and securities sold under agreements to repurchase that settle at a future date, generally within three business days. At September 30, 2018 the Company had forward starting reverse repurchase agreements of $83 million and no forward starting repurchase agreements. The Company had no forward starting reverse repurchase agreements or forward starting repurchase agreements at December 31, 2017.
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

In June 2013, Compass Bank (“BBVA Compass”) was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Intellectual Ventures II, LLC v. BBVA Compass, wherein the plaintiff alleges that BBVA Compass is infringing five patents owned by the plaintiff and related to the security infrastructure for BBVA Compass’ online banking services. The plaintiff seeks unspecified monetary relief. This lawsuit was dismissed in September 2018, and is now concluded.

In January 2014, BBVA Compass was named as a defendant in a lawsuit filed in the District Court of Dallas County, Texas, David Bagwell, individually and as Trustee of the David S. Bagwell Trust, et al. v. BBVA Compass, et al., wherein the plaintiffs (who are the borrowers and guarantors of the underlying loans) allege that BBVA Compass wrongfully sold their loans to a third party after representing that it would not do so. The plaintiffs seek unspecified monetary relief. Following trial in December 2017, the jury rendered a verdict in favor of the plaintiffs totaling $98 million. On June 27, 2018, the court entered a judgment in favor of the plaintiffs in the amount of $96 million, which includes prejudgment interest. BBVA Compass has appealed and will vigorously contest the judgment on appeal. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

The Company and BBVA Compass have been named in two proceedings involving David L. Powell: one that was filed in January 2017 with the Federal Conciliation and Arbitration Labor Board of Mexico City, Mexico, David Lannon Powell Finneran v. BBVA Compass Bancshares, Inc., et al., and one that was filed in April 2018 in the United States District Court for the Northern District of Texas, David L. Powell, et al. v. BBVA Compass. The plaintiffs allege discrimination and wrongful termination in both proceedings, and seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In September 2017, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, dismissed and refiled in the Circuit Court of Jefferson County, Alabama, Lara Bellissimo, et al. individually and on behalf of similarly situated individuals v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of collections calls to the cell phones of individuals who were not the individuals that provided the phone numbers to BBVA Compass. The plaintiffs seek unspecified monetary relief. The parties reached a settlement in principle on February 13, 2018, which has received preliminary court approval.

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

In January 2018, BBVA Compass was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Petra Lopez and Colea Wright, on behalf of themselves and all others similarly situated v. BBVA Compass, challenging BBVA Compass’ assessment of certain overdraft fees and ATM fees. The plaintiffs seek unspecified monetary relief. In August 2018, the parties reached a settlement and the matter is now concluded.

In March 2018, the Company and BSI were named as defendants in a putative class action lawsuit filed in the United States District Court for the Southern District of New York, In re Mexican Government Bonds Antitrust Litigation, alleging that the defendant financial institutions engaged in collusion with respect to the sale of Mexican government bonds. Five substantially similar lawsuits were filed and consolidated with the original lawsuit. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At September 30, 2018, the Company had accrued legal reserves in the amount of $24 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $87 million. This estimated range of reasonably possible losses is based on information available at September 30, 2018. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$95,677	$95,677	$—	$—
State and political subdivisions	199	—	199	—
Other debt securities	250	—	250	—
Interest rate contracts	104,666	—	104,666	—
Foreign exchange contracts	15,957	—	15,957	—
Total trading account assets	216,749	95,677	121,072	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	5,321,244	4,593,189	728,055	—
Mortgage-backed securities	2,244,534	—	2,244,534	—
Collateralized mortgage obligations	3,568,136	—	3,568,136	—
States and political subdivisions	946	—	946	—
Total debt securities available for sale	11,134,860	4,593,189	6,541,671	—
Loans held for sale	73,569	—	73,569	—
Derivative assets:
Interest rate contracts	14,779	—	12,643	2,136
Equity contracts	20,779	—	20,779	—
Foreign exchange contracts	3,960	—	3,960	—
Total derivative assets	39,518	—	37,382	2,136
Other assets:
Equity securities	20,000	20,000	—	—
MSR	55,312	—	—	55,312
SBIC	42,722	—	—	42,722
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$68,714	$68,714	$—	$—
Interest rate contracts	192,238	—	192,238	—
Foreign exchange contracts	13,958	—	13,958	—
Total trading account liabilities	274,910	68,714	206,196	—
Derivative liabilities:
Interest rate contracts	51,194	—	51,193	1
Equity contracts	18,316	—	18,316	—
Foreign exchange contracts	1,151	—	1,151	—
Total derivative liabilities	70,661	—	70,660	1

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and nine months ended September 30, 2018 and 2017. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30,	Other Trading Assets	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, June 30, 2017	$778	$3,185	$49,398	$22,572
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(215)	(262)	(2,577)	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	10,173
Issuances	—	—	1,729	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2017	$563	$2,923	$48,550	$32,745
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2017	$(215)	$(262)	$(2,577)	$—

Balance, June 30, 2018	$—	$2,610	$54,276	$41,513
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	—	(475)	(558)	—
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	1,209
Issuances	—	—	1,594	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2018	$—	$2,135	$55,312	$42,722
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2018	$—	$(475)	$(558)	$—

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30,	Other Trading Assets	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2016	$859	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(296)	531	(8,206)	550
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	16,556
Issuances	—	—	5,328	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2017	$563	$2,923	$48,550	$32,745
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2017	$(296)	$531	$(8,206)	$550

Balance, December 31, 2017	$—	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	—	(281)	449	(6,673)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	4,353
Issuances	—	—	5,266	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, September 30, 2018	$—	$2,135	$55,312	$42,722
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2018	$—	$(281)	$449	$(6,673)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2018 and 2017, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$3,955	$—	$—	$3,955	$(283)	$(592)
Impaired loans (1)	11,875	—	—	11,875	(17,225)	(28,666)
OREO	18,706	—	—	18,706	(1,322)	(2,407)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$1,863	$—	$—	$1,863	$—	$(242)
Impaired loans (1)	44,434	—	—	44,434	(12,389)	(49,894)
OREO	22,012	—	—	22,012	(1,845)	(4,640)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	September 30, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,135	Discounted cash flow	Closing ratios (pull-through)	16.6% - 99.9% (65.6%)
			Cap grids	-0.2% - 2.5% (1.1%)
Other assets - MSRs	55,312	Discounted cash flow	Option adjusted spread	6.8% - 8.5% (7.1%)
			Constant prepayment rate or life speed	0.0% - 50.5% (9.7%)
			Cost to service	$65 - $4,000 ($77)
Other assets - SBIC investments	42,722	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$3,955	Discounted cash flow	Prepayment rate	8.4%
			Default rate	9.4%
			Loss severity	83.5%
Impaired loans	11,875	Appraised value	Appraised value	0.0% - 70.0% (10.1%)
OREO	18,706	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,416	Discounted cash flow	Closing ratios (pull-through)	24.9% - 99.3% (66.1%)
			Cap grids	0.2% - 2.3% (0.9%)
Other assets - MSRs	49,597	Discounted cash flow	Option adjusted spread	4.6% - 17.2% (8.2%)
			Constant prepayment rate or life speed	0.0% - 46.7% (8.6%)
			Cost to service	$65 - $4,000 ($81)
Other assets - SBIC investments	45,042	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$1,659	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	70,749	Appraised value	Appraised value	0.0% - 100.0% (19.2%)
OREO	17,278	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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

Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,526,911	$3,526,911	$3,526,911	$—	$—
Debt securities held to maturity	2,490,568	2,465,761	—	1,579,436	886,325
Loans, net	63,581,886	60,740,079	—	—	60,740,079
Liabilities:
Deposits	$70,378,057	$70,370,139	$—	$70,370,139	$—
FHLB and other borrowings	5,045,302	5,065,944	—	5,065,944	—
Federal funds purchased and securities sold under agreements to repurchase	78,004	78,004	—	78,004	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,082,826	$4,082,826	$4,082,826	$—	$—
Debt securities held to maturity	1,046,093	1,040,543	—	—	1,040,543
Loans, net	60,781,008	57,906,982	—	—	57,906,982
Liabilities:
Deposits	$69,256,313	$69,302,597	$—	$69,302,597	$—
FHLB and other borrowings	3,959,930	4,010,308	—	4,010,308	—
Federal funds purchased and securities sold under agreements to repurchase	19,591	19,591	—	19,591	—
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
At both September 30, 2018 and December 31, 2017, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains or (losses) of $(47) thousand and $98 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended September 30, 2018 and 2017, respectively. Net gains or (losses) of $(420) thousand and $1.2 million resulting from changes in fair value of these loans were recorded in noninterest income during the nine months ended September 30, 2018 and 2017, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $708 thousand and $(46) thousand for the three months ended September 30, 2018 and 2017, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $553 thousand and $(2.0) million for the nine months ended September 30, 2018 and 2017, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
September 30, 2018
Residential mortgage loans held for sale	$73,569	$71,871	$1,698
December 31, 2017
Residential mortgage loans held for sale	$67,110	$64,992	$2,118

(9) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended September 30,
	2018			2017
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from debt securities available for sale	$(40,831)	$(9,642)	$(31,189)	$(1,025)	$(379)	$(646)
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	3,033	1,122	1,911
Net change in unrealized losses on debt securities available for sale	(40,831)	(9,642)	(31,189)	(4,058)	(1,501)	(2,557)
Change in unamortized net holding losses on debt securities held to maturity	2,604	615	1,989	1,586	587	999
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	—	—	—
Less: non-credit related impairment on debt securities held to maturity	135	32	103	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	271	63	208	399	148	251
Net change in unamortized holding losses on debt securities held to maturity	2,740	646	2,094	1,985	735	1,250
Unrealized holding gains arising during period from cash flow hedge instruments	15,187	4,191	10,996	1,367	512	855
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive loss	$(22,904)	$(4,805)	$(18,099)	$(706)	$(254)	$(452)

	Nine Months Ended September 30,
	2018			2017
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding (losses) gains arising during period from debt securities available for sale	$(139,236)	$(32,916)	$(106,320)	$61,774	$22,855	$38,919
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	3,033	1,122	1,911
Net change in unrealized (losses) gains on debt securities available for sale	(139,236)	(32,916)	(106,320)	58,741	21,733	37,008
Change in unamortized net holding losses on debt securities held to maturity	8,538	2,016	6,522	4,032	1,492	2,540
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(39,904)	(9,417)	(30,487)	—	—	—
Less: non-credit related impairment on debt securities held to maturity	397	94	303	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	815	192	623	1,236	458	778
Net change in unamortized holding losses on debt securities held to maturity	(30,948)	(7,303)	(23,645)	5,268	1,950	3,318
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	26,894	7,554	19,340	(14,581)	(5,409)	(9,172)
Change in defined benefit plans	(4,425)	(1,046)	(3,379)	(773)	(288)	(485)
Other comprehensive (loss) income	$(147,715)	$(33,711)	$(114,004)	$48,655	$17,986	$30,669

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive income (loss) before reclassifications	38,919	(6,000)	—	—	32,919
Amounts reclassified from accumulated other comprehensive income (loss)	629	(3,172)	(485)	778	(2,250)
Net current period other comprehensive income (loss)	39,548	(9,172)	(485)	778	30,669
Balance, September 30, 2017	$(80,014)	$(19,252)	$(32,513)	$(5,804)	$(137,583)

Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Other comprehensive loss before reclassifications	(136,807)	(8,838)	—	(303)	(145,948)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	6,522	28,178	(3,379)	623	31,944
Net current period other comprehensive income (loss)	(130,298)	19,340	(3,379)	320	(114,017)
Balance, September 30, 2018	$(263,119)	$(5,425)	$(37,607)	$(5,271)	$(311,422)

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statements of Income Caption
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$—	$3,033	$—	$3,033	Debt securities gains, net
	(2,604)	$(1,586)	(8,538)	(4,032)	Interest on debt securities held to maturity
	(2,604)	1,447	(8,538)	(999)
	615	(535)	2,016	370	Income tax benefit (expense)
	$(1,989)	$912	$(6,522)	$(629)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(13,782)	$(2,258)	$(35,839)	$6,920	Interest and fees on loans
	(251)	(577)	(1,048)	(1,877)	Interest and fees on FHLB advances
	(14,033)	(2,835)	(36,887)	5,043
	3,314	1,054	8,709	(1,871)	Income tax benefit (expense)
	$(10,719)	$(1,781)	$(28,178)	$3,172	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$4,425	$773	(2)
	—	—	(1,046)	(288)	Income tax expense
	$—	$—	$3,379	$485	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(271)	$(399)	$(815)	$(1,236)	Interest on debt securities held to maturity
	63	148	192	458	Income tax benefit
	$(208)	$(251)	$(623)	$(778)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18, Benefit Plans, in the Notes to the December 31, 2017, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$387,311	$331,062
Net income taxes paid	121,156	109,460
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$17,249	$25,156
Transfer of available for sale debt securities to held to maturity debt securities	1,017,275	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Cash and cash equivalents	$3,526,911	$3,734,658
Restricted cash in other assets	142,690	174,140
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,669,601	$3,908,798
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended September 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$304,112	$269,513	$45,668	$(24,814)	$63,807	$658,286
Allocated provision (credit) for loan losses	37,897	61,060	(15,807)	(553)	12,367	94,964
Noninterest income	63,874	115,821	32,223	5,235	41,306	258,459
Noninterest expense	182,729	293,720	43,379	7,109	78,573	605,510
Net income (loss) before income tax expense (benefit)	147,360	30,554	50,319	(26,135)	14,173	216,271
Income tax expense (benefit)	30,946	6,416	10,567	(5,488)	(685)	41,756
Net income (loss)	116,414	24,138	39,752	(20,647)	14,858	174,515
Less: net income (loss) attributable to noncontrolling interests	24	—	—	405	(3)	426
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$116,390	$24,138	$39,752	$(21,052)	$14,861	$174,089
Average assets	$39,016,626	$18,839,497	$8,311,665	$16,257,647	$7,693,233	$90,118,668

	Three Months Ended September 30, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$278,528	$231,066	$43,592	$10,626	$25,549	$589,361
Allocated provision (credit) for loan losses	19,303	89,390	(11,708)	—	6,449	103,434
Noninterest income	57,939	110,135	53,097	6,758	29,865	257,794
Noninterest expense	159,357	299,689	43,496	6,340	65,080	573,962
Net income (loss) before income tax expense (benefit)	157,807	(47,878)	64,901	11,044	(16,115)	169,759
Income tax expense (benefit)	55,233	(16,758)	22,716	3,865	(25,748)	39,308
Net income (loss)	102,574	(31,120)	42,185	7,179	9,633	130,451
Less: net income (loss) attributable to noncontrolling interests	176	—	—	414	(6)	584
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$102,398	$(31,120)	$42,185	$6,765	$9,639	$129,867
Average assets	$36,030,116	$18,066,202	$9,870,647	$15,686,910	$7,646,104	$87,299,979

	Nine Months Ended September 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$905,470	$794,004	$132,734	$(54,976)	$147,158	$1,924,390
Allocated provision (credit) for loan losses	75,166	120,594	(45,630)	(1,063)	94,206	243,273
Noninterest income	188,012	340,317	122,204	17,133	118,637	786,303
Noninterest expense	533,310	871,560	119,763	17,912	205,423	1,747,968
Net income (loss) before income tax expense (benefit)	485,006	142,167	180,805	(54,692)	(33,834)	719,452
Income tax expense (benefit)	101,851	29,855	37,969	(11,485)	(6,341)	151,849
Net income (loss)	383,155	112,312	142,836	(43,207)	(27,493)	567,603
Less: net income (loss) attributable to noncontrolling interests	282	—	—	1,227	(27)	1,482
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$382,873	$112,312	$142,836	$(44,434)	$(27,466)	$566,121
Average assets	$38,332,544	$18,538,673	$8,346,850	$16,096,911	$7,667,498	$88,982,476

	Nine Months Ended September 30, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$831,766	$683,594	$117,248	$51,386	$42,628	$1,726,622
Allocated provision for loan losses	25,784	170,332	16,311	—	16,431	228,858
Noninterest income	155,774	329,754	142,768	16,740	103,770	748,806
Noninterest expense	482,317	893,914	111,675	18,983	188,870	1,695,759
Net income (loss) before income tax expense (benefit)	479,439	(50,898)	132,030	49,143	(58,903)	550,811
Income tax expense (benefit)	167,803	(17,814)	46,211	17,200	(71,303)	142,097
Net income (loss)	311,636	(33,084)	85,819	31,943	12,400	408,714
Less: net income (loss) attributable to noncontrolling interests	216	—	—	1,250	(8)	1,458
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$311,420	$(33,084)	$85,819	$30,693	$12,408	$407,256
Average assets	$35,840,756	$18,039,800	$10,556,407	$15,375,036	$7,670,357	$87,482,356
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
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended September 30, 2018
Service charges on deposit accounts	$11,911	$46,653	$1,761	$—	$60,325
Card and merchant processing fees	7,113	33,786	—	3,320	44,219
Retail investment sales	28,286	—	—	—	28,286
Money transfer income	—	—	—	23,441	23,441
Investment banking and advisory fees	—	—	13,956	—	13,956
Asset management fees	11,143	—	—	—	11,143
	58,453	80,439	15,717	26,761	181,370
Other revenues (1)	5,421	35,382	16,506	19,780	77,089
Total noninterest income	$63,874	$115,821	$32,223	$46,541	$258,459

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended September 30, 2017
Service charges on deposit accounts	$11,286	$43,200	$1,467	$—	$55,953
Card and merchant processing fees	130	29,947	—	2,220	32,297
Retail investment sales	26,817	—	—	—	26,817
Money transfer income	—	—	—	24,881	24,881
Investment banking and advisory fees	—	—	30,500	—	30,500
Asset management fees	10,336	—	—	—	10,336
	48,569	73,147	31,967	27,101	180,784
Other revenues (1)	9,370	36,988	21,130	9,522	77,010
Total noninterest income	$57,939	$110,135	$53,097	$36,623	$257,794

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Nine Months Ended September 30, 2018
Service charges on deposit accounts	$34,681	$135,277	$5,109	$—	$175,067
Card and merchant processing fees	21,220	97,090	—	9,635	127,945
Retail investment sales	88,176	—	—	—	88,176
Money transfer income	—	—	—	68,049	68,049
Investment banking and advisory fees	—	—	62,398	—	62,398
Asset management fees	32,902	—	—	—	32,902
	176,979	232,367	67,507	77,684	554,537
Other revenues (1)	11,033	107,950	54,697	58,086	231,766
Total noninterest income	$188,012	$340,317	$122,204	$135,770	$786,303

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Nine Months Ended September 30, 2017
Service charges on deposit accounts	$35,425	$126,023	$4,592	$—	$166,040
Card and merchant processing fees	380	88,053	—	6,316	94,749
Retail investment sales	82,876	—	—	—	82,876
Money transfer income	—	—	—	77,408	77,408
Investment banking and advisory fees	—	—	78,744	—	78,744
Asset management fees	30,162	—	—	—	30,162
	148,843	214,076	83,336	83,724	529,979
Other revenues (1)	6,931	115,678	59,432	36,786	218,827
Total noninterest income	$155,774	$329,754	$142,768	$120,510	$748,806

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $4.3 billion and $4.8 billion as of September 30, 2018 and December 31, 2017, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	September 30, 2018	December 31, 2017
	(In Thousands)
Derivative contracts:
Fair value hedges	$(45,428)	$(15,991)
Cash flow hedges	485	(144)
Free-standing derivatives not designated as hedging instruments	42,949	7,777
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

	September 30, 2018	December 31, 2017
	(In Thousands)
Securities purchased under agreements to resell	$126,193	$—
Securities sold under agreements to repurchase	20,796	17,881

Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also had a $150 million line of credit with BBVA that was initiated on August 1, 2014. This agreement was terminated on July 13, 2017. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2018. At both September 30, 2018 and December 31, 2017 there was no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $0 and $25 thousand for the three months ended September 30, 2018 and 2017, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $232 thousand and $917 thousand for the nine months ended September 30, 2018 and 2017, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $8.6 million and $13.2 million for the three months ended September 30, 2018 and 2017, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $7.0 million and $8.7 million for the three months ended September 30, 2018 and 2017, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $33.9 million and $27.1 million for the nine months ended September 30, 2018 and 2017, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $22.5 million and $21.3 million for the nine months ended September 30, 2018 and 2017, respectively and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At September 30, 2018, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the nine months ended September 30, 2018 and 2017, the Company paid $12.7 million and $11.0 million, respectively, of preferred stock dividends to BBVA.

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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended September 30, 2018 was $174.1 million compared to $129.9 million earned during the three months ended September 30, 2017. The Company’s results of operations for the three months ended September 30, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income offset by higher noninterest expense.
Net interest income totaled $658.3 million for the three months ended September 30, 2018 compared to $589.4 million for the three months ended September 30, 2017. The net interest margin for the three months ended September 30, 2018 was 3.27%, compared to 3.13% for the three months ended September 30, 2017. Net interest income was positively impacted by higher interest rates due to the impact of increases in the Federal Reserve Board benchmark interest rate.
The provision for loan losses was $95.0 million for the three months ended September 30, 2018 compared to $103.4 million for the three months ended September 30, 2017. Provision for loan losses for the three months ended September 30, 2017 included $60 million of provision expense related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio. The increase in provision for loan losses for the three months ended September 30, 2018, excluding the additional provision expense in 2017 related to the hurricanes, was primarily attributable to loan growth during the three months ended September 30, 2018.
Net charge-offs for the three months ended September 30, 2018 totaled $79.6 million compared to $71.3 million for the three months ended September 30, 2017. The increase in net charge-offs for the three months ended September 30, 2018 as compared to the corresponding period in 2017 was primarily driven by a $10.5 million increase in consumer direct net charge-offs and a $4.9 million increase in consumer indirect net charge-offs offset by a $5.7 million decrease in commercial real estate–mortgage net charge-offs.
Noninterest income was $258.5 million for the three months ended September 30, 2018, relatively flat when compared to $257.8 million for the three months ended September 30, 2017.
Noninterest expense increased $31.5 million to $605.5 million for the three months ended September 30, 2018 compared to $574.0 million for the three months ended September 30, 2017. The increase was driven by a $13.3 million increase in salaries, benefits and commissions and a $12.1 million increase in other noninterest expense due, in part, to an increase in FDIC insurance expense as well as increases in business development and communications expense.
Income tax expense was $41.8 million for the three months ended September 30, 2018 compared to $39.3 million for the three months ended September 30, 2017. This resulted in an effective tax rate of 19.3% for the three months ended September 30, 2018 and 23.2% for three months ended September 30, 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018.
The Company's total assets at September 30, 2018 were $90.0 billion, an increase of $2.7 billion from December 31, 2017 levels. Total loans, excluding loans held for sale, were $64.5 billion at September 30, 2018, an increase of $2.8 billion or 4.6% from year-end December 31, 2017 levels. The increase in loans was driven by increases in both commercial and consumer loans. Deposits increased $1.1 billion or 1.6% compared to December 31, 2017.
Total shareholder's equity at September 30, 2018 was $13.3 billion, an increase of $329 million compared to December 31, 2017.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.41% and 12.07%, respectively, at September 30, 2018 compared to 12.15% and 11.80%, respectively, at December 31, 2017.
On May 24, 2018, the EGRRCPA amended the Dodd-Frank Act by raising the asset thresholds above which certain financial institutions are subject to various enhanced prudential standards. The federal banking regulators have issued statements noting the interim positions the regulators will take with respect to their existing regulations until the regulators can formally amend their regulations to implement the EGRRCPA.
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
The EGRRCPA prohibits the federal banking regulators from requiring banking organizations, including the Company and the Bank, to apply heightened risk weights to HVCRE exposures, as required under the regulators’ current capital rules, unless the exposures satisfy a new statutory definition of an HVCRE ADC loan. On September 18, 2018, the federal banking regulators issued a proposed rule implementing the statutory definition of HVCRE ADC loan and the related risk-weight framework, without change, into their respective capital rules. In their statements regarding the EGRRCPA, the federal banking regulators noted that until they finalize the now-proposed rules implementing the new HVCRE ADC loan risk-weight framework required under the EGRRCPA, they will allow banking organizations either to continue to apply a heightened risk weight to exposures that satisfy the current regulatory definition of an HVCRE exposure or to apply a heightened risk weight to only those exposures that the banking organization believes satisfy the new statutory definition of an HVCRE ADC loan.
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
As noted in "Capital and Regulatory,” the Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. At September 30, 2018, the Company was fully compliant with the LCR rule.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $174.1 million and $129.9 million for the three months ended September 30, 2018 and 2017, respectively. The Company’s results of operations for the three months ended September 30, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income offset by higher noninterest expense.
Consolidated net income attributable to the Company totaled $566.1 million and $407.3 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s results of operations for the nine months ended September 30, 2018, reflected higher net income before income tax expense primarily as a result of higher net interest income and noninterest income.
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
Three Months Ended September 30, 2018 and 2017
Net interest income totaled $658.3 million for the three months ended September 30, 2018 compared to $589.4 million for the three months ended September 30, 2017.
Net interest income on a fully taxable equivalent basis totaled $671.4 million for the three months ended September 30, 2018, an increase of $60.2 million compared with $611.3 million for the three months ended September 30, 2017. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.27% for the three months ended September 30, 2018 compared to 3.13% for the three months ended September 30, 2017. The 14 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the three months ended September 30, 2018, for the loan portfolio was 4.71% compared to 4.23% for the same period in 2017. The 48 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.04% for the three months ended September 30, 2018 compared to 1.86% for the three months ended September 30, 2017. The increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 1.12% for the three months ended September 30, 2018 compared to 0.67% for the three months ended September 30, 2017 and reflects the impact of higher interest rates on interest bearing deposit offerings including savings, money market and CD products.

The average rate paid on FHLB and other borrowings for the three months ended September 30, 2018 was 3.34% compared to 2.35% for the corresponding period in 2017. The 99 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $1.2 billion issuance of unsecured senior notes in June 2018.
Nine Months Ended September 30, 2018 and 2017
Net interest income totaled $1.9 billion for the nine months ended September 30, 2018 compared to $1.7 billion for the nine months ended September 30, 2017.
Net interest income on a fully taxable equivalent basis totaled $2.0 billion for the nine months ended September 30, 2018, an increase of $173.1 million compared with $1.8 billion for the nine months ended September 30, 2017. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.28% for the nine months ended September 30, 2018 compared to 3.07% for the nine months ended September 30, 2017. The 21 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the nine months ended September 30, 2018, for the loan portfolio was 4.57% compared to 4.13% for the same period in 2017. The 44 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.06% for the nine months ended September 30, 2018 compared to 1.94% for the nine months ended September 30, 2017. The 12 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 0.97% for the nine months ended September 30, 2018 compared to 0.62% for the nine months ended September 30, 2017 and reflects the impact of higher interest rates offered on savings and money market products.
The average rate paid on FHLB and other borrowings for the nine months ended September 30, 2018 was 3.21% compared to 2.32% for the corresponding period in 2017. The 89 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $750 million issuance of unsecured senior notes in June 2017 and the $1.2 billion issuance of unsecured senior notes in June 2018.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$64,316,342	$763,165	4.71%	$60,271,504	$642,670	4.23%
Debt securities – AFS	11,416,609	53,201	1.85	11,837,526	50,608	1.70
Debt securities – HTM (tax exempt) (3)	755,150	6,885	3.62	963,089	8,867	3.65
Debt securities – HTM (taxable)	1,605,504	10,663	2.63	159,804	1,221	3.03
Total debt securities - HTM	2,360,654	17,548	2.95	1,122,893	10,088	3.56
Trading account securities (3)	122,919	833	2.69	1,396,429	6,247	1.77
Other (4) (5)	3,175,714	17,449	2.18	2,793,157	14,888	2.11
Total earning assets	81,392,238	852,196	4.15	77,421,509	724,501	3.71
Noninterest earning assets:
Cash and due from banks	510,217			1,038,203
Allowance for loan losses	(866,131)			(821,227)
Net unrealized (loss) gain on investment securities available for sale	(296,537)			(76,582)
Other noninterest earning assets	9,378,881			9,738,076
Total assets	$90,118,668			$87,299,979
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,703,562	12,644	0.65	$7,557,010	6,819	0.36
Savings and money market accounts	26,759,661	63,796	0.95	24,551,131	27,962	0.45
Certificates and other time deposits	14,909,612	63,458	1.69	12,408,794	40,302	1.29
Total interest bearing deposits	49,372,835	139,898	1.12	44,516,935	75,083	0.67
FHLB and other borrowings	4,412,717	37,131	3.34	5,053,340	29,904	2.35
Federal funds purchased and securities sold under agreements to repurchase (5)	172,277	3,169	7.30	52,034	4,623	35.25
Other short-term borrowings	77,413	579	2.97	1,386,329	3,641	1.04
Total interest bearing liabilities	54,035,242	180,777	1.33	51,008,638	113,251	0.88
Noninterest bearing deposits	20,990,763			21,072,789
Other noninterest bearing liabilities	1,758,494			2,087,637
Total liabilities	76,784,499			74,169,064
Shareholder’s equity	13,334,169			13,130,915
Total liabilities and shareholder’s equity	$90,118,668			$87,299,979
Net interest income/net interest spread		$671,419	2.82%		$611,250	2.83%
Net interest margin			3.27%			3.13%
Taxable equivalent adjustment		13,133			21,889
Net interest income		$658,286			$589,361

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$63,247,623	$2,160,341	4.57%	$60,166,823	$1,859,740	4.13%
Debt securities – AFS	11,458,832	163,598	1.91	11,626,864	155,840	1.79
Debt securities – HTM (tax exempt) (3)	814,394	20,921	3.43	974,886	26,264	3.60
Debt securities – HTM (taxable)	1,335,534	25,050	2.51	167,008	3,356	2.69
Total debt securities - HTM	2,149,928	45,971	2.86	1,141,894	29,620	3.47
Trading account securities (3)	131,618	2,508	2.55	2,235,621	26,352	1.58
Other (4) (5)	3,042,505	44,240	1.94	2,858,655	41,511	1.94
Total earning assets	80,030,506	2,416,658	4.04	78,029,857	2,113,063	3.62
Noninterest earning assets:
Cash and due from banks	605,800			918,124
Allowance for loan losses	(850,392)			(835,915)
Net unrealized (loss) gain on investment securities available for sale	(272,312)			(102,531)
Other noninterest earning assets	9,468,874			9,472,821
Total assets	$88,982,476			$87,482,356
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,946,242	33,250	0.56	$7,863,401	19,211	0.33
Savings and money market accounts	26,054,348	151,479	0.78	24,826,554	72,643	0.39
Certificates and other time deposits	14,560,787	168,839	1.55	12,554,506	119,447	1.27
Total interest bearing deposits	48,561,377	353,568	0.97	45,244,461	211,301	0.62
FHLB and other borrowings	3,903,295	93,799	3.21	4,115,511	71,422	2.32
Federal funds purchased and securities sold under agreements to repurchase (5)	100,045	5,104	6.82	64,676	16,462	34.03
Other short-term borrowings	69,242	1,490	2.88	2,239,427	24,233	1.45
Total interest bearing liabilities	52,633,959	453,961	1.15	51,664,075	323,418	0.84
Noninterest bearing deposits	21,282,629			20,922,150
Other noninterest bearing liabilities	1,850,856			1,899,015
Total liabilities	75,767,444			74,485,240
Shareholder’s equity	13,215,032			12,997,116
Total liabilities and shareholder’s equity	$88,982,476			$87,482,356
Net interest income/net interest spread		$1,962,697	2.89%		$1,789,645	2.78%
Net interest margin			3.28%			3.07%
Taxable equivalent adjustment		38,307			63,023
Net interest income		$1,924,390			$1,726,622

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended September 30, 2018 and 2017
For the three months ended September 30, 2018, the Company recorded $95.0 million of provision for loan losses compared to $103.4 million for the three months ended September 30, 2017. Provision for loan losses for the three months ended September 30, 2017 included $60 million of provision expense related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio. The increase in provision for loan losses for the three months ended September 30, 2018, excluding the additional provision expense in 2017 related to the hurricanes, was primarily attributable to loan growth during the three months ended September 30, 2018.
At September 30, 2018, there was no remaining allowance for loan losses related to the Hurricanes Harvey and Irma impacted loan portfolio compared to $11 million at June 30, 2018 based upon management's best estimate of the probable incurred losses resulting from these hurricanes.
The Company recorded net charge-offs of $79.6 million during the three months ended September 30, 2018 compared to $71.3 million during the corresponding period in 2017. The increase in net charge-offs for the three months ended September 30, 2018, as compared to the corresponding period in 2017, was primarily driven by a $10.5 million increase in consumer direct net charge-offs and a $4.9 million increase in consumer indirect net charge-offs offset by a $5.7 million decrease in commercial real estate–mortgage net charge-offs.
Net charge-offs were 0.49% of average loans for the three months ended September 30, 2018 compared to 0.47% of average loans for the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 and 2017
For the nine months ended September 30, 2018, the Company recorded $243.3 million of provision for loan losses compared to $228.9 million for the nine months ended September 30, 2017. The increase in provision for loan losses was primarily related to growth in the loan portfolio offset by a decrease in the allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio during the nine months ended September 30, 2018.
At September 30, 2018, there was no remaining allowance for loan losses related to the Hurricanes Harvey and Irma impacted loan portfolio compared to $45 million at December 31, 2017 based upon management's best estimate of the probable incurred losses resulting from these hurricanes.
The Company recorded net charge-offs of $210.6 million during the nine months ended September 30, 2018 compared to $218.0 million during the corresponding period in 2017. The decrease in net charge-offs for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 was driven in part by a $41.2 million decrease in commercial, financial and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans offset by a $32.1 million increase in consumer direct net charge-offs and a $12.2 million increase in consumer indirect net charge-offs primarily due to an increase in loan growth in the consumer direct and indirect portfolios. Consumer direct and indirect net charge-offs were 5.59% and 2.37% of average consumer direct and indirect loans, respectively, for the nine months ended September 30, 2018 compared to 4.96% and 2.11% of average consumer direct and indirect loans, respectively, for the nine months ended September 30, 2017.
Net charge-offs were 0.45% of average loans for the nine months ended September 30, 2018 compared to 0.48% of average loans for the nine months ended September 30, 2017.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Service charges on deposit accounts	$60,325	$55,953	$175,067	$166,040
Card and merchant processing fees	44,219	32,297	127,945	94,749
Retail investment sales	28,286	26,817	88,176	82,876
Money transfer income	23,441	24,881	68,049	77,408
Investment banking and advisory fees	13,956	30,500	62,398	78,744
Corporate and correspondent investment sales	12,490	5,145	40,901	26,249
Asset management fees	11,143	10,336	32,902	30,162
Mortgage banking	6,717	3,450	23,078	9,636
Bank owned life insurance	4,597	4,322	13,187	12,711
Investment securities gains, net	—	3,033	—	3,033
Other	53,285	61,060	154,600	167,198
Total noninterest income	$258,459	$257,794	$786,303	$748,806
Three Months Ended September 30, 2018 and 2017
Noninterest income was $258.5 million for the three months ended September 30, 2018, compared to $257.8 million for the three months ended September 30, 2017. The increase in noninterest income was primarily driven by increases in card and merchant processing fees, corporate and correspondent investment sales, and mortgage banking partially offset by decreases in investment banking and advisory fees and other noninterest income.
Card and merchant processing fees represents income related to customers' utilization of their debt and credit cards, as well as interchange income and merchants' discounts. Income from card and merchant processing fees increased to $44.2 million for the three months ended September 30, 2018, compared to $32.3 million for the three months ended September 30, 2017. Contributing to this increase was a $4.4 million increase in interchange income related to growth in the number of accounts. Additionally, effective January 1, 2018, the Company began recording certain interchange income, previously recorded within other income, in card and merchant processing fees. This change resulted in a $6.8 million increase for the three months ended September 30, 2018.
Income from investment banking and advisory fees decreased to $14.0 million for the three months ended September 30, 2018, compared to $30.5 million for the three months ended September 30, 2017, primarily driven by a decrease in the volume of underwriting activity during the third quarter 2018 compared to the same period in 2017.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $12.5 million for the three months ended September 30, 2018, compared to $5.1 million for the three months ended September 30, 2017, due to an increase in income related to bond trading and interest rate contracts during the three months ended September 30, 2018 compared to the same period in 2017.
Mortgage banking for the three months ended September 30, 2018 was $6.7 million, an increase of $3.3 million compared to the three months ended September 30, 2017. Mortgage banking for the three months ended September 30, 2018, included $7.8 million of servicing income, guarantee fees and gains on sales of mortgage loans partially offset by net losses of $1.2 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended September 30, 2017, included $6.5 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $2.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs.

Other noninterest income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, loan syndication, ATMs and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For the three months ended September 30, 2018, other income decreased to $53.3 million, compared to $61.1 million for the three months ended September 30, 2017. This decrease was due in part to a $5.4 million decrease in interchange fees, that effective January 1, 2018, are recorded in card and merchant processing fees.
Nine Months Ended September 30, 2018 and 2017
Noninterest income was $786.3 million for the nine months ended September 30, 2018, compared to $748.8 million for the nine months ended September 30, 2017. The increase in noninterest income was primarily driven by increases in card and merchant processing fees, corporate and correspondent investment sales, and mortgage banking partially offset by decreases in money transfer income, investment banking and advisory fees and other noninterest income.
Income from card and merchant processing fees increased to $127.9 million for the nine months ended September 30, 2018, compared to $94.7 million for the nine months ended September 30, 2017, due to an $11.3 million increase in interchange income related to growth in the number of accounts. Additionally, effective January 1, 2018, the Company began recording certain interchange income, previously recorded within other income, in card and merchant processing fees. This change resulted in a $20.2 million increase for the nine months ended September 30, 2018.
Money transfer income decreased to $68.0 million for the nine months ended September 30, 2018, compared to $77.4 million for the nine months ended September 30, 2017, due to a decline in transaction volume during the nine months ended September 30, 2018 compared to the same period in 2017.
Income from investment banking and advisory fees decreased to $62.4 million for the nine months ended September 30, 2018, compared to $78.7 million for the nine months ended September 30, 2017. Contributing to this decrease was a decline in the volume of underwriting activity partially offset by an increase in structuring fees during 2018 compared to the same period in 2017.
Income from corporate and correspondent investment sales increased to $40.9 million for the nine months ended September 30, 2018, compared to $26.2 million for the nine months ended September 30, 2017, primarily driven by an increase in income related to bond trading, interest rate contracts and foreign currency exchange contracts during the nine months ended September 30, 2018.
Mortgage banking for the nine months ended September 30, 2018 was $23.1 million, an increase of $13.4 million compared to the nine months ended September 30, 2017. Mortgage banking for the nine months ended September 30, 2018, included $25.8 million of servicing income, guarantee fees and gains on sales of mortgage loans partially offset by net losses of $2.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the nine months ended September 30, 2017, included $18.3 million of origination fees and gains on sales of mortgage loans partially offset by net losses of $8.5 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs.
Other noninterest income decreased to $154.6 million for the nine months ended September 30, 2018, compared to $167.2 million for the nine months ended September 30, 2017, due in part to a $16.0 million decrease in interchange fees, that effective January 1, 2018, are recorded in card and merchant processing fees. This decrease was partially offset by an $8.1 million increase in income associated with agreements with BBVA and its affiliates.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Salaries, benefits and commissions	$292,679	$279,384	$868,971	$835,825
Professional services	68,403	64,775	197,625	187,422
Equipment	63,739	60,656	190,759	184,691
Net occupancy	42,514	42,227	125,607	125,568
Money transfer expense	16,120	15,938	46,143	50,069
Amortization of intangibles	1,170	2,525	3,933	7,575
Total securities impairment	283	—	592	242
Other	120,602	108,457	314,338	304,367
Total noninterest expense	$605,510	$573,962	$1,747,968	$1,695,759
Three Months Ended September 30, 2018 and 2017
Noninterest expense was $605.5 million for the three months ended September 30, 2018, an increase of $31.5 million compared to $574.0 million for the three months ended September 30, 2017. The increase was driven by increases in salaries, benefits and commissions and other noninterest expense.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense increased to $292.7 million during the three months ended September 30, 2018, compared to $279.4 million for the three months ended September 30, 2017, related to increases of approximately $6.8 million and $7.8 million in full time salaries and incentives, commissions and variable compensation, respectively, in 2018 compared to the corresponding period in 2017.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $12.1 million during the three months ended September 30, 2018, to $120.6 million compared to $108.5 million for the three months ended September 30, 2017. The increase was attributable to a $7.0 million increase in business development expense, a $5.7 million increase in communications and a $7.7 million increase in FDIC insurance which were partially offset by a $10.5 million decrease in the provision for unfunded commitments in 2018 compared to the corresponding period in 2017.
Nine Months Ended September 30, 2018 and 2017
Noninterest expense increased $52.2 million to $1.7 billion for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Noninterest expense was impacted by increases in salaries, benefits and commissions, professional services, equipment expense and other noninterest expense.
Salaries, benefits and commissions expense increased to $869.0 million during the nine months ended September 30, 2018, compared to $835.8 million for the nine months ended September 30, 2017, related to increases of approximately $25.9 million and $9.0 million in full time salaries and incentives, commissions and variable compensation, respectively, in 2018 compared to the corresponding period in 2017.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $10.2 million during the nine months ended September 30, 2018, to $197.6 million compared to $187.4 million for the corresponding period in 2017 due to a $12.0 million increase in contractor services and a $4.6 million increase in outsourcing partially offset by a $5.2 million decrease in bankcard fees.
Equipment expense increased by $6.1 million during the nine months ended September 30, 2018, to $190.8 million compared to $184.7 million for the corresponding period in 2017 primarily due to a $4.3 million increase in software amortization and a $3.5 million increase in software maintenance which were partially offset by a $1.6 million decrease in depreciation expense.
Other noninterest expense increased $10.0 million during the nine months ended September 30, 2018, to $314.3 million compared to $304.4 million for the nine months ended September 30, 2017. The increase was attributable to a $23.7 million increase in business development expense, which was partially offset by a $15.4 million decrease in the provision for unfunded commitments in 2018 compared to the corresponding period in 2017.
Income Tax Expense
Three Months Ended September 30, 2018 and 2017
The Company’s income tax expense totaled $41.8 million and $39.3 million for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate was 19.3% for the three months ended September 30, 2018 and 23.2% for the three months ended September 30, 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018.
Nine Months Ended September 30, 2018 and 2017
The Company’s income tax expense totaled $151.8 million and $142.1 million for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate was 21.1% for the nine months ended September 30, 2018 and 25.8% for the nine months ended September 30, 2017. The decrease in the tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate for the nine months ended September 30, 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. See Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosure.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Trading Account Assets
Trading account assets totaled $217 million at September 30, 2018, compared to $220 million December 31, 2017.
Debt Securities
As of September 30, 2018, the securities portfolio included $11.1 billion in available for sale debt securities and $2.5 billion in held to maturity debt securities for a total debt securities portfolio of $13.6 billion, an increase of $360 million compared with December 31, 2017.
During the nine months ended September 30, 2018, the Company transferred approximately $1.0 billion of agency collateralized mortgage backed securities from available for sale to held to maturity. The Company also purchased approximately $709.5 million of agency collateralized mortgage backed securities that were classified as held to maturity.
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

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	September 30, 2018	December 31, 2017
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,656,079	$25,749,949
Real estate – construction	2,118,492	2,273,539
Commercial real estate – mortgage	12,397,004	11,724,158
Total commercial loans	$41,171,575	$39,747,646
Consumer loans:
Residential real estate – mortgage	$13,402,472	$13,365,747
Equity lines of credit	2,709,731	2,653,105
Equity loans	308,838	363,264
Credit card	763,686	639,517
Consumer direct	2,422,208	1,690,383
Consumer indirect	3,678,769	3,164,106
Total consumer loans	$23,285,704	$21,876,122
Total loans	$64,457,279	$61,623,768
Loans held for sale	73,569	67,110
Total loans and loans held for sale	$64,530,848	$61,690,878
Loans and loans held for sale, net of unearned income, totaled $64.5 billion at September 30, 2018, an increase of $2.8 billion from December 31, 2017. Both commercial loan growth and consumer loan growth driven by increased activity in consumer direct and indirect lending contributed to the increase.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $702 million at September 30, 2018, a decrease of $47 million compared to $749 million at December 31, 2017. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.09% at September 30, 2018 compared with 1.21% at December 31, 2017.
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
Table 5 Potential Problem Loans

	September 30, 2018	December 31, 2017
	(In Thousands)
Commercial, financial and agricultural	$362,293	$456,953
Real estate – construction	3,200	232
Commercial real estate – mortgage	84,031	90,313
	$449,524	$547,498

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	September 30, 2018	December 31, 2017
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$290,239	$310,059
Real estate – construction	12,882	5,381
Commercial real estate – mortgage	104,976	111,982
Residential real estate – mortgage	159,721	173,843
Equity lines of credit	35,125	34,021
Equity loans	10,378	11,559
Credit card	—	—
Consumer direct	3,184	2,425
Consumer indirect	11,654	9,595
Total nonaccrual loans	628,159	658,865
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$628,159	$658,865
Accruing TDRs: (1)
Commercial, financial and agricultural	$522	$1,213
Real estate – construction	121	101
Commercial real estate – mortgage	3,753	4,155
Residential real estate – mortgage	59,082	64,898
Equity lines of credit	—	237
Equity loans	28,383	30,105
Credit card	—	—
Consumer direct	1,189	534
Consumer indirect	—	—
Total Accruing TDRs	93,050	101,243
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$93,050	$101,243
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$9,609	$18,136
Real estate – construction	532	1,560
Commercial real estate – mortgage	502	927
Residential real estate – mortgage	3,697	8,572
Equity lines of credit	1,186	2,259
Equity loans	241	995
Credit card	13,157	11,929
Consumer direct	8,988	6,712
Consumer indirect	6,853	7,288
Total loans 90 days past due and accruing	44,765	58,378
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$44,765	$58,378
OREO	$18,706	$17,278
Other repossessed assets	$9,875	$13,473

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	September 30, 2018	December 31, 2017
	(In Thousands)
Nonaccrual loans	$628,159	$658,865
Loans 90 days or more past due and accruing (1)	44,765	58,378
TDRs 90 days or more past due and accruing	444	751
Nonperforming loans	673,368	717,994
OREO	18,706	17,278
Other repossessed assets	9,875	13,473
Total nonperforming assets	$701,949	$748,745

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	September 30, 2018	December 31, 2017
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.04%	1.16%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.09	1.21
Allowance for loan losses as a percentage of loans	1.36	1.37
Allowance for loan losses as a percentage of nonperforming loans (3)	130.00	117.38

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 9 Rollforward of Nonaccrual Loans

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Balance at beginning of period,	$658,865	$920,312
Additions	534,328	487,329
Returns to accrual	(148,261)	(49,458)
Loan sales	(40,095)	(98,797)
Payments and paydowns	(124,435)	(290,722)
Transfers to OREO	(15,677)	(24,480)
Charge-offs	(236,566)	(277,372)
Balance at end of period	$628,159	$666,812
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 10 Rollforward of TDR Activity

	Nine Months Ended September 30,
	2018	2017
	(In Thousands)
Balance at beginning period	$285,606	$213,868
New TDRs	138,281	217,600
Payments/Payoffs	(58,600)	(123,460)
Charge-offs	(5,821)	(4,526)
Transfer to OREO	—	(448)
Balance at end of period	$359,466	$303,034
The Company’s aggregate recorded investment in impaired loans modified through TDRs was $359 million at September 30, 2018 compared to $286 million at December 31, 2017. Included in these amounts are $93 million at September 30, 2018 and $101 million at December 31, 2017 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $875 million at September 30, 2018, from $843 million at December 31, 2017. The ratio of the allowance for loan losses to total loans was 1.36% at September 30, 2018 compared to 1.37% at December 31, 2017. Nonperforming loans were $673 million at September 30, 2018 compared to $718 million at December 31, 2017. The allowance attributable to individually impaired loans was $137 million at September 30, 2018 compared to $104 million at December 31, 2017. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.49% of average loans for the three months ended September 30, 2018 compared to 0.47% of average loans for the three months ended September 30, 2017.
Net charge-offs were 0.45% of average loans for the nine months ended September 30, 2018 compared to 0.48% of average loans for the nine months ended September 30, 2017. The decrease in net charge-offs for the nine months ended September 30, 2018 as compared to the corresponding period in 2017 was driven in part by a $41.2 million decrease in commercial, financial and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans and an $8.9 million decrease in commercial real estate – mortgage net charge-offs offset by an $32.1 million increase in consumer direct net charge-offs and a $12.2 million increase in consumer indirect net charge-offs due to an increase in loan growth in the consumer direct and indirect portfolios. Consumer direct and indirect net charge-offs on consumer direct and indirect loans were 5.59% and 2.37% of average consumer direct and consumer indirect loans, respectively, for the nine months ended September 30, 2018 compared to 4.96% and 2.11% of average consumer direct and consumer indirect loans, respectively, for the nine months ended September 30, 2017.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Average loans outstanding during the period	$64,249,540	$60,215,551	$63,189,287	$60,111,031
Allowance for loan losses, beginning of period	$860,000	$816,952	$842,760	$838,293
Charge-offs:
Commercial, financial and agricultural	20,142	21,320	42,968	91,943
Real estate – construction	—	—	436	82
Commercial real estate – mortgage	2,328	7,913	2,781	8,845
Residential real estate – mortgage	3,192	2,587	7,798	8,769
Equity lines of credit	1,324	1,314	4,909	5,054
Equity loans	1,054	389	2,416	2,419
Credit card	11,721	11,333	34,937	33,479
Consumer direct	32,245	19,940	90,908	57,030
Consumer indirect	29,633	23,829	84,350	69,752
Total charge-offs	101,639	88,625	271,503	277,373
Recoveries:
Commercial, financial and agricultural	6,167	6,625	10,031	17,790
Real estate – construction	23	29	261	965
Commercial real estate – mortgage	293	206	6,137	3,265
Residential real estate – mortgage	1,102	870	2,770	4,453
Equity lines of credit	1,343	1,135	4,315	2,914
Equity loans	1,009	396	2,883	1,369
Credit card	2,035	742	4,078	2,392
Consumer direct	3,480	1,659	6,855	5,032
Consumer indirect	6,616	5,696	23,533	21,130
Covered	—	—	—	31
Total recoveries	22,068	17,358	60,863	59,341
Net charge-offs	79,571	71,267	210,640	218,032
Total provision for loan losses	94,964	103,434	243,273	228,858
Allowance for loan losses, end of period	$875,393	$849,119	$875,393	$849,119
Net charge-offs to average loans	0.49%	0.47%	0.45%	0.48%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of September 30, 2018 and December 31, 2017.
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
The commercial, financial and agricultural portfolio segment totaled $26.7 billion at September 30, 2018 compared to $25.7 billion at December 31, 2017. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	September 30, 2018				December 31, 2017
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$524,132	$1,400	$—	$—	$543,917	$512	$—	$—
Basic Materials	450,396	2,815	—	—	622,869	53	—	—
Capital Goods & Industrial Services	3,083,225	60,241	130	2,033	2,833,429	12,889	143	2,626
Construction & Infrastructure	832,330	28,103	—	710	618,795	16,145	6	—
Consumer & Healthcare	3,328,600	44,084	338	138	3,512,885	41,594	886	—
Energy	2,804,326	33,250	—	—	2,791,942	150,448	—	—
Financial Services	808,652	5	—	1,906	1,110,420	29	—	—
General Corporates	1,761,395	3,991	7	4,501	1,558,631	3,260	23	14,975
Institutions	3,186,018	469	—	—	3,187,330	1,913	—	—
Leisure	2,410,934	29,404	—	—	2,440,319	3,030	107	—
Real Estate	1,408,227	253	—	—	944,538	—	—	—
Retail & Wholesale Trade	2,940,756	33,490	—	—	2,623,670	6,424	—	535
Telecoms, Technology & Media	1,820,798	1,641	47	321	1,499,897	3,317	48	—
Transportation	733,715	33,771	—	—	856,438	50,587	—	—
Utilities	562,575	17,322	—	—	604,869	19,858	—	—
Total Commercial, Financial and Agricultural	$26,656,079	$290,239	$522	$9,609	$25,749,949	$310,059	$1,213	$18,136
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $12.4 billion and $11.7 billion at September 30, 2018 and December 31, 2017, respectively, and real estate — construction loans totaled $2.1 billion at September 30, 2018 and $2.3 billion at December 31, 2017.
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

The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	September 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$380,060	$6,223	$2,263	$—	$390,134	$9,727	$2,370	$261
Arizona	796,275	10,605	—	—	874,975	10,144	—	—
California	1,755,883	—	—	28	1,456,273	—	—	—
Colorado	477,136	6,149	—	—	454,649	6,371	—	—
Florida	1,022,847	6,845	78	—	1,067,876	6,907	101	—
New Mexico	192,527	5,917	123	14	197,515	8,153	127	—
Texas	3,869,295	42,527	411	460	3,546,972	38,990	656	666
Other	3,902,981	26,710	878	—	3,735,764	31,690	901	—
	$12,397,004	$104,976	$3,753	$502	$11,724,158	$111,982	$4,155	$927

Table 14 Real Estate – Construction

	September 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$52,231	$97	$—	$115	$52,315	$97	$—	$115
Arizona	169,859	—	—	—	163,077	—	—	—
California	237,764	—	—	—	260,652	—	—	715
Colorado	105,076	—	—	—	71,736	—	—	—
Florida	206,279	—	—	—	272,460	62	—	—
New Mexico	9,781	—	48	—	7,165	—	52	—
Texas	862,665	12,360	73	417	1,038,219	4,796	49	730
Other	474,837	425	—	—	407,915	426	—	—
	$2,118,492	$12,882	$121	$532	$2,273,539	$5,381	$101	$1,560
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

Residential real estate — mortgage loans totaled $13.4 billion at both September 30, 2018 and December 31, 2017, respectively. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	September 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$948,496	$18,023	$12,130	$360	$972,764	$17,766	$12,526	$560
Arizona	1,331,337	12,688	8,632	575	1,290,388	14,649	9,526	387
California	3,165,534	15,178	3,777	—	3,028,148	13,607	3,574	1,018
Colorado	1,111,780	5,113	905	—	1,128,379	18,772	3,216	—
Florida	1,618,337	38,201	9,575	569	1,670,169	38,272	9,636	2,109
New Mexico	223,398	2,602	1,299	146	221,425	2,598	1,735	143
Texas	4,555,052	53,153	19,570	2,047	4,588,299	51,316	20,037	3,479
Other	448,538	14,763	3,194	—	466,175	16,863	4,648	876
	$13,402,472	$159,721	$59,082	$3,697	$13,365,747	$173,843	$64,898	$8,572
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	September 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$739,728	$107,389	$17,867	$2,918	$709,239	$112,391	$22,201	$4,979
621 – 680	1,105,519	23,401	12,554	476	1,225,385	22,815	14,549	2,130
681 – 720	1,797,573	9,768	15,992	293	1,863,614	9,372	14,439	80
Above 720	9,104,501	10,000	12,152	—	8,801,004	5,081	13,385	713
Unknown	655,151	9,163	517	10	766,505	24,184	324	670
	$13,402,472	$159,721	$59,082	$3,697	$13,365,747	$173,843	$64,898	$8,572

Equity lines of credit and equity loans totaled $3.0 billion at both September 30, 2018 and December 31, 2017. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	September 30, 2018				December 31, 2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$502,939	$10,051	$8,945	$381	$539,208	$9,967	$8,878	$1,121
Arizona	355,342	6,822	3,789	11	375,807	8,005	3,593	191
California	405,995	3,341	141	146	359,209	731	378	—
Colorado	192,407	2,761	1,084	136	193,297	3,307	1,464	175
Florida	338,355	8,566	6,209	92	368,033	8,768	6,553	692
New Mexico	51,875	1,394	599	70	53,165	1,647	610	—
Texas	1,141,993	11,700	7,215	591	1,093,651	12,077	8,456	1,032
Other	29,663	868	401	—	33,999	1,078	410	43
	$3,018,569	$45,503	$28,383	$1,427	$3,016,369	$45,580	$30,342	$3,254

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	September 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$203,347	$23,223	$6,713	$1,044	$204,128	$22,828	$7,894	$2,303
621 – 680	369,071	10,023	9,769	251	387,870	11,518	10,781	245
681 – 720	530,739	7,894	3,757	8	551,072	7,348	4,791	41
Above 720	1,906,993	3,939	8,070	105	1,863,106	3,816	6,643	227
Unknown	8,419	424	74	19	10,193	70	233	438
	$3,018,569	$45,503	$28,383	$1,427	$3,016,369	$45,580	$30,342	$3,254
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at September 30, 2018 were $2.4 billion and $1.7 billion at December 31, 2017. Total credit cards at September 30, 2018 were $764 million and $640 million at December 31, 2017.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans at September 30, 2018 were $3.7 billion compared to $3.2 billion at December 31, 2017.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	September 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$173,335	$3,094	$45	$7,340	$95,221	$376	$—	$3,680
621 – 680	491,431	42	1,144	498	275,816	30	178	1,543
681 – 720	576,457	13	—	458	380,645	2,005	351	392
Above 720	1,116,805	35	—	34	873,764	6	5	455
Unknown	64,180	—	—	658	64,937	8	—	642
	$2,422,208	$3,184	$1,189	$8,988	$1,690,383	$2,425	$534	$6,712
Table 20 Consumer Indirect

	September 30, 2018				December 31, 2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$827,404	$9,331	$—	$6,445	$683,543	$6,648	$—	$5,850
621 – 680	1,087,712	1,781	—	312	986,894	2,282	—	1,020
681 – 720	719,807	356	—	43	679,363	439	—	208
Above 720	1,040,761	186	—	53	812,966	226	—	208
Unknown	3,085	—	—	—	1,340	—	—	2
	$3,678,769	$11,654	$—	$6,853	$3,164,106	$9,595	$—	$7,288
Foreign Exposure
As of September 30, 2018, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

At September 30, 2018, the Company's and the Bank's credit ratings were as follows:
Table 21 Credit Ratings

As of September 30, 2018
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB+
Short-term debt rating	A-2	-	F2
Compass Bank
Long-term debt rating	BBB+	Baa2	BBB+
Long-term bank deposits (1)	N/A	A2	A-
Subordinated debt	BBB	Baa2	BBB
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (1)	N/A	P-1	F2
Outlook	Stable	Stable	Stable
(1) S&P does not provide a rating; therefore, the rating is N/A.
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
A credit rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Deposits
Total deposits increased by $1.1 billion from December 31, 2017 to September 30, 2018. At September 30, 2018 and December 31, 2017, total deposits included $7.5 billion and $8.4 billion of brokered deposits, respectively. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	September 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,968,391	29.8%	$21,630,694	31.3%
Interest-bearing demand deposits	7,823,185	11.1	8,382,607	12.1
Savings and money market	26,909,319	38.2	25,361,280	36.6
Time deposits	14,677,162	20.9	13,881,732	20.0
Total deposits	$70,378,057	100.0%	$69,256,313	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at September 30, 2018
Federal funds purchased	$2,000	$110	2.25%	$—	2.25%
Securities sold under agreements to repurchase (1)	183,511	99,935	1.57	78,004	2.15
Other short-term borrowings	159,004	69,242	2.88	68,714	3.98
	$344,515	$169,287		$146,718
Balance at December 31, 2017
Federal funds purchased	$1,710	$402	1.24%	$1,710	1.50%
Securities sold under agreements to repurchase (1)	114,361	58,222	0.92	17,881	1.23
Other short-term borrowings	2,771,539	1,703,738	1.55	17,996	1.48
	$2,887,610	$1,762,362		$37,587

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Total short-term borrowings increased $109 million at September 30, 2018 from $38 million at December 31, 2017.
At September 30, 2018 and December 31, 2017, FHLB and other borrowings were $5.0 billion and $4.0 billion, respectively. In June 2018, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021. For the nine months ended September 30, 2018, the Company had $17.3 billion of proceeds received from FHLB and other borrowings and repayments were approximately $16.1 billion.
Shareholder’s Equity
Total shareholder's equity was $13.3 billion at September 30, 2018, compared to $13.0 billion at December 31, 2017, an increase of $329 million. Shareholder's equity increased $566 million due to earnings attributable to the Company during the period, offset by a $114 million increase in other comprehensive loss largely attributable to an increase in unrealized losses on available for sale securities and the payment of preferred and common dividends totaling $123 million to its sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at September 30, 2018 and June 30, 2018, are shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at September 30, 2018.
Table 24 Net Interest Income Sensitivity

	Estimated % Change in Net Interest Income
	September 30, 2018	June 30, 2018
Rate Change
+ 200 basis points	8.85%	8.24%
+ 100 basis points	4.48	4.19
- 100 basis points	(5.36)	(5.13)
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
Table 25 Economic Value of Equity

	Estimated % Change in Economic Value of Equity
	September 30, 2018	June 30, 2018
Rate Change
+ 300 basis points	(9.23)%	(9.46)%
+ 200 basis points	(6.09)	(6.27)
+ 100 basis points	(3.00)	(3.08)
- 100 basis points	1.79	1.48
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

Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2018, the Company had derivative financial instruments outstanding with notional amounts of $47.6 billion. The estimated net fair value of open contracts was in a liability position of $120 million at September 30, 2018. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at September 30, 2018 or December 31, 2017 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
As noted in “Executive Overview—Capital and Regulatory” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. At September 30, 2018, the Company was fully compliant with the LCR requirements applicable to it in effect for 2018. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at September 30, 2018 and December 31, 2017.
Table 26 Capital Ratios

	September 30, 2018	December 31, 2017
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,410,346	$7,964,877
Tier 1 Capital	8,644,546	8,199,077
Total Capital	10,156,383	9,689,834
Ratios:
CET1 Risk-based Capital Ratio	12.07%	11.80%
Tier 1 Risk-based Capital Ratio	12.41	12.15
Total Risk-based Capital Ratio	14.58	14.36
Leverage Ratio	10.12	9.98
At September 30, 2018, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding during the three months ended September 30, 2018. For the three months ended September 30, 2018, no fees and/or commissions have been recorded in connection with these counter indemnities. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure. In accordance with Council Regulation (EU) Nr. 267/2012 of March 23, 2012, any payments of amounts due to Bank Melli under these counter indemnities were initially blocked and thereafter released upon authorization by the relevant Spanish authorities. The BBVA Group is committed to terminating the outstanding counter indemnity as soon as contractually possible and does not intend to enter into new business relationships involving Bank Melli.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended

September 30, 2018, from embassy-related activity, which include fees and/or commissions, did not exceed $1,056. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: November 6, 2018	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer