Form 10-K
period 2018-12-31
BBVA COMPASS BANCSHARES, INC
filed 2019-02-28
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 20, 2019, the registrant had 222,950,751 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter.
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

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	Compass Bank
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Compass	Registered trade name of Compass Bank
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act
CD	Certificate of Deposit or time deposit
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CET1 Risk-Based Capital Ratio	Ratio of CET1 to risk-weighted assets
Company	BBVA Compass Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
CRA	Community Reinvestment Act
CRD-IV	Capital Requirements Directive IV
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	United States Department of Treasury Financial Crimes Enforcement Network

FINRA	Financial Industry Regulatory Authority
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
FTP	Funds transfer pricing
GLBA	Gramm-Leach-Bliley Act
G-SIB	Globally systemically important bank
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HQLA	High-quality liquid assets
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBOs	Foreign Banking Organizations with $50 billion or more in U.S. assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LTV	Loan to Value
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	United States Department of Treasury Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Preferred Stock	Class B Preferred Stock
PD	Probability of default
REIT	Real Estate Investment Trust
Repurchase Agreement	Securities sold under agreements to repurchase
Reverse Repurchase Agreement	Securities purchased under agreements to resell
SAB 118	Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Simple	Simple Finance Technology Corp
S&P	Standard and Poor's Rating Services
TBA	To be announced
Tax Cuts and Jobs Act	H.R.1, formerly known as the Tax Cuts and Jobs Act of 2017
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets

Trust Preferred Securities	Mandatorily redeemable preferred capital securities
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. Basel III final rule	Final rule to implement the Basel III capital framework in the United States
U.S. GAAP	Accounting principles generally accepted in the United States
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

•
decline in real estate values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which the Company owns as a result of foreclosing a loan and its ability to realize value on such assets;

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

•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;

•	failure to control concentration risk such as loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;

•	downgrades to the Company's credit ratings;

•	changes in interest rates which could affect interest rate spreads and net interest income;

•	costs and effects of litigation, regulatory investigations or similar matters;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

•	increased loan losses or impairment of goodwill;

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

The forward-looking statements in this Annual Report on Form 10-K speak only as of the time they are made and do not necessarily reflect the Company’s outlook at any other point in time. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents the Company files periodically with the SEC.

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
The Bank performs banking services customary for full service banks of similar size and character. Such services include receiving demand and time deposits, making personal and commercial loans and furnishing personal and commercial checking accounts. The Bank offers, either directly or through its subsidiaries or affiliates, a variety of services, including: portfolio management and administration and investment services to estates and trusts; term life insurance, variable annuities, property and casualty insurance and other insurance products; investment advisory services; a variety of investment services and products to institutional and individual investors; discount brokerage services, and investment company securities and fixed-rate annuities.
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
On June 6, 2016, the Parent completed the purchase of four subsidiaries (Bancomer Transfer Services, Bancomer Payment Services, Bancomer Foreign Exchange, and Bancomer Financial Services) from BBVA Bancomer USA, Inc. BBVA Bancomer USA, Inc. was a wholly owned subsidiary of BBVA Bancomer, S.A., Mexico City, Mexico and ultimately a wholly owned subsidiary of BBVA.  These four subsidiaries engage in money transfer services and related activities, including money transmission and foreign exchange services and are organized as subsidiaries of BBVA Compass Payments, Inc., a wholly owned subsidiary of the Parent.
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

Banking Operations
At December 31, 2018, the Company, through the Bank, operated 644 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	89
Arizona	63
California	61
Colorado	37
Florida	45
New Mexico	18
Texas	331
Total	644
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
The Company also operates loan production offices in Atlanta, Georgia; Miami, Orlando, West Palm Beach, Sarasota, and Tampa, Florida; Chicago, Illinois; New York, New York; Baltimore, Maryland; Fresno, Irvine, Los Angeles, San Diego and San Jose, California; Charlotte and Raleigh, North Carolina; and Cleveland, Ohio.
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. In terms of geographic distribution, approximately 55% of the Company’s total deposits and 51% of its branches are located in Texas, while Alabama represents approximately 20% of the Company’s total deposits. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt region, and specifically in the states in which the Company conducts business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.
One key indicator of economic health is the unemployment rate. During 2018, the U.S. unemployment rate improved slightly from 4.1% for December 2017 to 3.9% in December 2018. The following table provides a comparison of unemployment rates as of December 2018 and 2017 for the states in which the Company has a retail branch presence.

	Unemployment Rate*
State	December 2018	December 2017	Change
Alabama	3.9%	3.8%	0.1
Arizona	4.8%	4.7%	0.1
California	4.2%	4.5%	(0.3)
Colorado	3.5%	3.0%	0.5
Florida	3.3%	3.9%	(0.6)
New Mexico	4.7%	6.0%	(1.3)
Texas	3.7%	4.0%	(0.3)
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2018

A key driver of the improvement in the unemployment rate has been continued strength in nonfarm payroll growth. The following table provides a comparison of nonfarm payroll at December 2018 to December 2017.

	Nonfarm Payroll*
	December 2018	December 2017	Change
State	(In Thousands)
Alabama	2,063.8	2,020.2	43.6
Arizona	2,889.2	2,795.1	94.1
California	17,287.2	17,002.9	284.3
Colorado	2,762.2	2,686.8	75.4
Florida	8,891.2	8,660.0	231.2
New Mexico	855.7	835.8	19.9
Texas	12,744.1	12,352.3	391.8
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2018
Combined, the seven-state Sunbelt region in which the Company operates accounted for approximately 43% of the total increase in nonfarm payroll in the U.S. in 2018. The largest year-over-year increases nationally occurred in California, Florida and Texas, with Texas accounting for 15% of the total increase in total nonfarm payroll in 2018.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. After 2008, the national real estate market experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular declined significantly more than real estate values in the United States as a whole. Recent data suggests that the housing market throughout the United States continues to strengthen and home prices have recaptured most of the value lost during the economic downturn. The following table presents changes in home prices since the end of 2007 and changes in home prices during 2018 for the states in which the Company operates. During 2018 home prices increased equal to or higher than the national average in all of the states in which the Company operates a retail branch network except Alabama and New Mexico. Additionally, home prices were above 2007 levels in all states except New Mexico.

	Percentage Change in	Percentage Change in
State	Home Prices since 2007*	Home Prices during 2018*
Alabama	7.2%	4.4%
Arizona	2.3%	7.6%
California	16.1%	6.6%
Colorado	60.9%	8.1%
Florida	4.3%	6.8%
New Mexico	-1.7%	2.0%
Texas	50.9%	5.6%
U.S. National Average	15.6%	5.5%
* Source: Home price data from FHFA House price index through the third quarter of 2018
Segment Information
The Company is organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The lines of business results include certain overhead allocations and intercompany transactions. At December 31, 2018, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.

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

The Retail Banking segment serves the Company’s retail customers through its full-service banking centers, private client offices throughout the U.S., and alternative delivery channels such as internet, mobile, ATMs and telephone banking. The Retail Banking segment provides individuals with comprehensive products and services including home mortgages, consumer loans, credit and debit cards, and deposit accounts.
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
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2018, 2017 and 2016, see Note 21, Segment Information, in the Notes to the Consolidated Financial Statements.
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

The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2018, the last date such information is available from the FDIC:
Table 1 Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2
Arizona	6
California	31
Colorado	13
Florida	21
New Mexico	9
Texas	4
*Source: SNL Financial
Employees
At December 31, 2018, the Company had approximately 10,652 full-time equivalent employees.
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
The legislative, regulatory and supervisory framework governing the financial services sector has significantly changed since the financial crisis. Moreover, the intensity of supervisory and regulatory scrutiny has also increased. In May 2018 the United States Congress passed, and President Trump signed into law, the EGRRCPA. Under EGRRCPA, bank holding companies with less than $100 billion in total consolidated assets are exempt from certain enhanced prudential standards, while bank holding companies with $100 billion or more but less than $250 billion in total consolidated assets will become exempt from certain enhanced prudential standards in November 2019 unless the Federal Reserve Board determines that particular enhanced prudential standards should apply. EGRRCPA made clear that the Federal Reserve retained the right to apply enhanced prudential standards to FBOs with greater than $100 billion in global total consolidated assets, such as BBVA.

In October 2018 the Federal Reserve Board and other U.S. banking agencies issued proposed rules to adjust, consistent with EGRRCPA, the thresholds at which certain enhanced prudential standards and other capital and liquidity standards apply to U.S. banking organizations with $100 billion or more in total consolidated assets, but the proposed rules would not apply to FBOs or U.S. IHCs of FBOs. The Federal Reserve Board indicated that it intends to develop a separate proposal that would implement EGRRCPA for FBOs. It is not clear whether, and to what extent, BBVA and the Company would be eligible for regulatory relief under the forthcoming proposal. For the time being, the enhanced prudential standards that applied to FBOs and the U.S. IHCs of FBOs prior to the passage of EGRRCPA remain in effect. The Company expects few statutory changes to the financial regulatory framework during the current Congress and continues to expect that its business will remain subject to extensive regulation and supervision.
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
The FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to the Company and its bank subsidiary require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. The ability of banks and bank holding companies to pay dividends and make other forms of capital distribution also depends on their ability to maintain a sufficient capital conservation buffer under the U.S. Basel III capital framework. The Parent's ability to pay dividends is also subject to the Federal Reserve Board's review of the Parent's periodic capital plan and supervisory stress tests of the Company conducted by the Federal Reserve Board as a part of its periodic CCAR process, as discussed below under Periodic Capital Plans and Stress Testing.

Enhanced Prudential Standards
In the past few years, the Federal Reserve Board has imposed greater risk-based and leverage capital requirements, liquidity requirements, capital planning and stress testing requirements, risk management requirements, single counterparty credit limits and other enhanced prudential standards for bank holding companies with $50 billion or more in total consolidated assets, including the Company. The capital, liquidity and capital planning and stress testing requirements of these enhanced prudential standards are discussed under the relevant topic areas below.
Under the enhanced prudential standard applicable to Large FBOs, BBVA designated the Parent as its IHC. BBVA’s combined U.S. operations (including its U.S. branches, agencies and subsidiaries) are also subject to liquidity, risk management, stress testing, asset maintenance and other enhanced prudential standards.
As noted in the “General” section above, following the passage of EGRRCPA the federal banking agencies have begun to propose rules recalibrating the application of enhanced prudential standards to banking organizations with $100 billion or more in total consolidated assets. The Federal Reserve Board’s current proposals would not apply to FBOs or the U.S. IHCs of FBOs, and it is currently unclear how FBOs or the U.S. IHCs of FBOs will be treated under forthcoming proposed rules. Enhanced prudential standards that applied to FBOs or the U.S. IHCs of FBOs prior to the passage of EGRRCPA remain in effect for the time being.
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
Certain aspects of the U.S. Basel III capital rule, such as the minimum capital ratios and the methodology for calculating risk-weighted assets, became effective on January 1, 2015 for the Bank and the Company. Other aspects of the rule, such as the capital conservation buffer and certain regulatory deductions from and adjustments to capital, were phased in over several years while still others, such as the treatment of certain non-qualifying capital instruments continue to be phased in through 2021. As of January 1, 2019, the Company must maintain a capital conservation buffer of greater than 2.5% to avoid being subject to limitations on its ability to make capital distributions and certain discretionary bonus payments. The Federal Reserve has proposed replacing this 2.5% capital conservation buffer requirement with a dynamic stress capital buffer, as discussed below under "Proposed Stress Buffer Requirements."

Compared to previously effective capital rules, the U.S. Basel III capital rule focuses regulatory capital on CET1 capital, narrows the eligibility criteria for regulatory capital instruments, revises the methodology for calculating risk-weighted assets for certain types of assets and exposures and introduces regulatory adjustments and deductions from capital. The U.S. Basel III capital rule requires certain U.S. banking organizations, including the Bank and the Company, to maintain a minimum ratio of CET1 capital to risk-weighted assets of 4.5 percent and a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The U.S. Basel III capital rule also requires a minimum Tier 1 Risk-Based Capital Ratio of 6 percent and a minimum Total Risk-Based Capital Ratio of 8 percent.
Under the U.S. Basel III capital rule, to be well-capitalized, the Bank must maintain the following:
•Total Risk-Based Capital Ratio of 10 percent or greater,
•Tier 1 Risk-Based Capital Ratio of 8 percent or greater,
•CET1 Risk-Based Capital Ratio of 6.5 percent or greater, and a
•Tier 1 Leverage Ratio of 5 percent or greater.
The Federal Reserve Board has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III capital rule. For purposes of the Federal Reserve Board's Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain the following to be well capitalized:
•Tier 1 Risk-Based Capital Ratio of 6 percent or greater and a
•Total Risk-Based Capital Ratio of 10 percent or greater.
If the Federal Reserve Board were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard.
Capital Ratios as of December 31, 2018
The table below shows certain regulatory capital ratios for the Company and the Bank as of December 31, 2018 using the Transitional Basel III regulatory capital methodology applicable to the Company during 2018.
Table 2 Capital Ratios

	Regulatory Minimum for Company and Bank (1)	Minimum Ratio + Capital Conservation Buffer (2)	Well-Capitalized Minimum for the Bank	The Company	The Bank
CET 1 Risk-Based Capital Ratio	4.5%	6.375%	6.5%	12.00%	11.03%
Tier 1 Risk-Based Capital Ratio	6.0%	7.875%	8.0%	12.33%	11.04%
Total Risk-Based Capital Ratio	8.0%	9.875%	10.0%	14.49%	13.45%
Leverage Ratio	4.0%	N/A	5.0%	10.03%	9.11%
(1) Regulatory minimum requirements do not include the capital conservation buffer, which must be maintained in addition to meeting regulatory minimum requirements in order to avoid automatic restrictions on capital distributions and certain discretionary bonus payments.
(2) Reflects the capital conservation buffer of 1.875% applicable during 2018. The Company and the Bank already meet the Capital Conservation Buffer at the fully phased-in level of 2.5%.
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
Total Loss-Absorbing Capital and Long-Term Debt Requirements
The Federal Reserve Board's final rule on the total loss-absorbing capacity of U.S. G-SIBs and the U.S. intermediate holding companies of non-U.S. G-SIBs does not apply to the Company since neither the Parent nor BBVA are G-SIBs.
Single Counterparty Credit Limits
In June 2018, the Federal Reserve Board issued a final rule implementing single counterparty credit limits applicable to the U.S. operations of major FBOs, such as BBVA, and to the consolidated operations of certain large U.S. IHCs of FBOs, such as the Company. The rule will impose percentage limitations on net credit exposures to individual counterparties (aggregated based on affiliation), generally as a percentage of tier 1 capital. These requirements will become effective in January 2020 for the Bank and in July 2020 for the Company, and could adversely affect the financial position of BBVA's U.S. operations.
Periodic Capital Plans and Stress Testing
Under enhanced prudential standards currently applicable to U.S. IHCs with $50 billion or more of total consolidated assets, the Company is required to submit periodic capital plans to the Federal Reserve Board and generally may pay dividends and make other capital distributions only in accordance with a capital plan as to which the Federal Reserve Board has not objected. Under CCAR, the Company's capital plan must include an assessment of the expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-objection to the Company. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection.
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
In addition to capital planning requirements the Company and the Bank are subject to stress testing requirements under the Federal Reserve Board’s enhanced prudential standards rule and the Dodd-Frank Act. The Company must conduct periodic company-run stress tests and is subject to periodic supervisory stress test conducted by the Federal Reserve Board.
For the capital plan and stress test cycle beginning January 1, 2018, the Company submitted its capital plan to the Federal Reserve Board in April 2018 and the Federal Reserve Board published summary results on June 28, 2018. The Federal Reserve Board did not object to the Company’s 2018 capital plan. On February 5, 2019, the Federal Reserve Board announced that certain less-complex U.S. bank holding companies and U.S. IHCs with less than $250 billion in total consolidated assets, including the Company, would not be subject to supervisory stress testing, company-run stress testing or the CCAR process for the 2019 capital plan and stress test cycle. The Company remains subject to the requirement to develop and maintain a capital plan, and the board of directors (or designated subcommittee thereof) remain subject to the requirements to review and approve the capital plan.
Proposed Stress Buffer Requirements
On April 10, 2018, the Federal Reserve Board issued a proposal to integrate its capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The proposal, which would apply to the consolidated operations of U.S. IHCs, including the Company, would introduce a stress capital buffer and a stress leverage buffer, or stress buffer requirements, and related changes to the capital planning and stress testing processes.
For risk-based capital requirements, the stress capital buffer would replace the existing Capital Conservation Buffer, which is now 2.5%. The stress capital buffer would equal the greater of (i) the maximum decline in our CET1 Risk-Based Capital Ratio under the severely adverse scenario over the supervisory stress test measurement period, plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected risk-weighted assets for each of the fourth through seventh quarters of the supervisory stress test projection period, and (ii) 2.5%.
Like the stress capital buffer, the stress leverage buffer would be calculated based on the results of our most recent supervisory stress tests. The stress leverage buffer would equal the maximum decline in our Tier 1 Leverage Ratio under the severely adverse scenario, plus the sum of the ratios of the dollar amount of our planned common stock dividends to our projected leverage ratio denominator for each of the fourth through seventh quarters of the supervisory stress test projection period. No floor would be established for the stress leverage buffer, which would apply in addition to the current minimum Tier 1 Leverage Ratio of 4%.
The proposal would make related changes to capital planning and stress testing processes for the consolidated operations of U.S. IHCs subject to the stress buffer requirements. In particular, the proposal would limit projected capital actions to planned common stock dividends in the fourth through seventh quarters of the supervisory stress test projection period and would assume that the consolidated operations of IHCs maintain a constant level of assets and risk-weighted assets throughout the supervisory stress test projection period.
In November 2018, the Federal Reserve Boards' Vice Chairman for Supervision stated that the Federal Reserve Board does not expect that the proposed stress buffer requirements will go into effect before 2020, and that, while the Federal Reserve expects to finalize certain elements of those requirements as proposed, other elements of the proposal will be re-proposed and again subject to public comment.
Deposit Insurance and Assessments
Deposits at the Bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The DIF is funded through assessments on banks, such as the Bank. Changes in the methodology used to calculate these assessments, resulting from the Dodd-Frank Act increased the assessments that the Bank is required to pay to the FDIC. In addition, in March 2016, the FDIC issued a final rule imposing a surcharge on the assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, to raise the DIF's reserve ratio. These surcharges ceased effective October 1, 2018 as a result of the FDIC's reserve ratio exceeding 1.35%. The FDIC also collects Financing Corporation deposit assessments, which are calculated off of the assessment base established by the Dodd-Frank Act. The Bank pays the DIF assessment as well as the Financing Corporation assessments.
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
In May 2018, the five regulatory agencies charged with implementing the Volcker Rule released proposed amendments to the current Volcker Rule regulations. The proposal would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of a trading account, clarify certain key provisions in the Volcker Rule, and simplify the information that covered entities are required to provide to regulatory agencies. If adopted, the proposed changes regarding the definition of trading account would likely expand the scope of investing and trading activities subject to the Volcker Rule’s restrictions. The Company is of the view that the impact of the Volcker Rule or proposed amendments to the Volcker Rule is not material to its business operations.
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
Resolution Plans for the Company and the Bank
The Company and the Bank each are required to prepare and submit resolution plans, also referred to as living wills. The Bank must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. The Company is required to submit to the Federal Reserve Board and the FDIC a plan that, in the event of material financial distress or failure, provides for the rapid and orderly liquidation of the Company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. If the Federal Reserve Board and the FDIC jointly determine that the Company’s plan is not credible and the Company fails to cure the deficiencies in a timely manner, then the Federal Reserve Board and the FDIC may jointly impose on the Company, or on any of its subsidiaries, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities, or operations.
The Company filed its most recent 165(d) plan on December 20, 2018, and its most recent IDI plan on June 29, 2018. The deadline for the Company’s next 165(d) plan submission is currently unclear, as senior representatives from the Federal Reserve Board and FDIC have recently indicated that the annual submission requirement may be relaxed under a forthcoming revised 165(d) rule. The FDIC Chairman has indicated that no firm will be required to submit another IDI plan until the FDIC issues a revised IDI plan rule.
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
The federal banking regulators first implemented the LCR in the United States in 2014. A more stringent version of the LCR currently applies to financial institutions with $250 billion or more in total assets. A more moderate version of the LCR applies to financial institutions with $50 billion but less than $250 billion of total assets, such as the Company. This version differs in certain respects from the Basel Committee’s version of the LCR, including a narrower definition of high-quality liquid assets, different prescribed cash inflow and outflow assumptions for certain types of instruments and transactions and a shorter phase-in schedule which ended on January 1, 2017. In December 2016, the Federal

Reserve Board issued a final rule requiring that banking organizations holding more than $50 billion in assets, such as the Company, make certain public disclosures related to the LCR. The Company has begun making these disclosures as of October 1, 2018. Required disclosures include quarterly disclosure of the consolidated LCR, based on averages over the prior quarter, as well as consolidated HQLA amounts broken down by each HQLA category. Under the federal banking agency proposals implementing EGRRCPA for U.S. banking organizations, the Company would no longer be subject to the LCR. Although these proposals are not yet final, the Federal Reserve Board has stated that it will not take action to require bank holding companies with less than $100 billion in total consolidated assets, including the Company, to comply with certain existing regulatory requirements, including the LCR requirements. It is unclear how the anticipated proposal implementing EGRRPCA for FBOs and U.S. IHCs of FBOs would affect the applicability of the LCR for the Company.
In April 2016, the federal banking regulators proposed rules to implement the NSFR in the United States, including a more moderate version of the NSFR that would apply to institutions with $50 billion or more but less than $250 billion of total assets, such as the Company. It is unclear how the anticipated proposal implementing EGRRPCA for FBOs and U.S. IHCs of FBOs would affect the applicability of the NSFR for the Company. In addition, the Federal Reserve Board has adopted liquidity risk management, stress testing and liquidity buffer requirements as part of the enhanced prudential standards applicable to the U.S. operations of Large FBOs such as BBVA. The Company and the Bank are part of BBVA’s U.S. operations.
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
Under laws applicable to the Company, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and implementing regulations, U.S. financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; testing of the program by an independent audit function and risk-based procedures for conducting ongoing customer due diligence. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
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
Cybersecurity is also an area of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the CCPA. The new law, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising their rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. The impact of the CCPA on the Company's business is under review.
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
During the year ended December 31, 2018, the Company did not knowingly engage in activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under the specified executive orders.
Because the Company is controlled by BBVA, the Company's disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of BBVA and its consolidated subsidiaries that are not controlled by the Company. During the year ended December 31, 2018, the BBVA Group had the following activities, transactions and dealings requiring disclosure under Section 13(r) of the Exchange Act.
Legacy contractual obligations related to counter indemnities. Before 2007, the BBVA Group issued certain counter indemnities to its non-Iranian customers in Europe for various business activities relating to Iran in support of guarantees provided by Bank Melli, one of which remained outstanding and was executed on October 16, 2018, triggering a payment of $24,799.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the year ended December 31, 2018, from embassy-related activity, which include fees and/or commissions, did not exceed $2,175. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure.
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
Weakness in the real estate market has adversely affected the Company in the past and may do so in the future.
At December 31, 2018, residential real estate loans totaled $13.4 billion, or 20.6% of the Company’s loan portfolio and commercial real estate loans totaled $13.0 billion, or 20.0% of the Company’s loan portfolio. Declining residential real estate prices have historically caused cyclically higher delinquencies and losses on residential mortgage loans and home equity lines of credit. These conditions have resulted in losses, write-downs and impairment charges in the Company's mortgage and other business units.
Future declines in residential real estate values, low sales volumes, the fluctuating valuation of collateral, financial stress on borrowers as a result of unemployment, interest rate resets on ARMs or other factors could have adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods. Similar trends may be observed in the commercial real estate loan portfolio in times of general or localized economic downturns. Further, decreases in real estate values generally might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. In markets dependent on energy production, falling energy prices may adversely affect real estate values.
A decline in real estate values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which the Company owns as a result of foreclosing a loan and its ability to realize value on such assets. Any of these conditions, should they occur, could adversely affect the Company's financial condition or results of operations.
Ineffective liquidity management could adversely affect the Company’s financial results and condition.
Effective liquidity management is essential for the operation of the Company’s business. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. The Company’s access to funding sources in amounts adequate to finance activities on terms that are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. The Company’s access to deposits may also be affected by the liquidity needs of the Company’s depositors. In particular, a majority of the Company’s liabilities during 2018 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of the Company’s assets were loans, which cannot be called or sold in the same time frame. Although the Company has historically been able to replace maturing deposits and advances as necessary, the Company might not be able to replace such funds in the future, especially if a large number of the Company’s depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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
Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, the FASB's Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326), will substantially change the accounting for credit losses under current U.S. GAAP standards. Under current U.S. GAAP standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under this ASU, an entity will be required to reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. This ASU may have a negative impact on the Company's reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses. In December 2018, the U.S. federal banking agencies finalized rules that permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years.
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
The Company is at risk of increased losses from fraud.
Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective. Fraudulent activity has taken many forms and escalates as more tools for accessing financial services emerge, such as real-time payments. Fraud schemes are broad and continuously evolving and include such things as debit card/credit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises have been widely reported in the media. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.
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
The Company relies on other companies to provide key components of our business infrastructure.
Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third-party vendors carefully, performing upfront due diligence and ongoing monitoring activities, even with a strong oversight in place, the Company does not entirely control their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by a vendor (including as a result of a cyber-attack, other information security event or a natural disaster), financial or operational difficulties for the vendor, or resulting from issues at third-party vendors to the vendors, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, poor performance of services, failure to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of our vendors, could adversely affect the Company’s ability to deliver products and services to the Company’s customers, the Company’s reputation and the Company’s ability to conduct its business. In certain situation, replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable, inherent risk to the Company’s business operations.
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
The legislative, regulatory and supervisory framework governing the financial sector has undergone significant and rapid change since the financial crisis. The Dodd-Frank Act as well as other post-financial crisis regulatory reforms in the United States have increased costs, imposed limitations on activities and resulted in an increased intensity in regulatory enforcement. While most of the changes required by the Dodd-Frank Act that impact the Company have been implemented or are expected to follow a known trajectory, the impact of changes under EGRRCPA or other statutory or regulatory relief initiatives cannot be determined with certainty.
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
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. The Bank received a rating of “needs to improve." The Bank’s rating in this CRA examination resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. These restrictions were removed when the Bank received a “Satisfactory” CRA rating in its subsequent exam. The Bank received an "Outstanding" rating in its most recent CRA examination encompassing the period from 2015 to 2017. The Bank must maintain a CRA rating of at least "Satisfactory" for the Company to engage in the full range of activities permissible for financial holding companies.
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
The Company is required to comply with various anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, and economic sanctions programs, including those administered by the United Nations Security Council and the United States, including OFAC. The anti-corruption laws generally prohibit providing anything of value to government officials for the purposes of obtaining or retaining business or securing any improper business advantage. As part of its business, the Company may deal with entities, the employees of which are considered government officials. In addition, as noted above in Part I, Item 1 (“Anti-Money Laundering; USA PATRIOT Act; Office of Foreign Assets Control”), economic sanctions programs restrict the Company from conducting certain transactions or dealings involving certain sanctioned countries or persons.
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
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-

based securities, including the Company’s Series A Preferred Stock, Capital Securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the Company’s Series A Preferred Stock and the interest rate on the Company’s Capital Securities and other obligations, which are currently based on the LIBOR rate, will be determined as set forth in the accompanying offering documents, and the value of such securities may be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on the Company’s funding costs, investment and trading securities, loan portfolios and business, is uncertain.
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
Checking and savings account balances and other forms of client deposits could decrease if customers perceive alternative investments, such as the stock market, provide superior expected returns. When clients move money out of bank deposits in favor of alternative investments, the Company can lose a relatively inexpensive source of funds, thus increasing its funding costs.
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

The Company is a subsidiary of BBVA Group, and activities across BBVA Group could adversely affect the Company’s business and results of operations.
The Company is a part of a highly diversified international financial group which offers a wide variety of financial and related products and services including retail banking, asset management, private banking and wholesale banking. The BBVA Group strives to foster a culture in which its employees act with integrity and feel comfortable reporting instances of misconduct. The BBVA Group employees are essential to this culture, and acts of misconduct by any employee, and particularly by senior management, could erode trust and confidence and damage the BBVA Group and the Company’s reputation among existing and potential clients and other stakeholders. Negative public opinion could result from actual or alleged conduct by the BBVA Group entities in any number of activities or circumstances, including operations, employment-related offenses such as sexual harassment and discrimination, regulatory compliance, the use and protection of data and systems, and the satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct.
For example, BBVA is currently conducting an investigation regarding allegations of improper activity related to its relationship with Grupo Cenyt which may have violated its ethical standards and applicable governance or regulatory obligations. Governmental authorities are also investigating this matter. This matter or any similar matters arising across the Group could damage the Company’s reputation and adversely affect the confidence of the Company’s clients, rating agencies, regulators, bondholders and other parties and could have an adverse effect on the Company’s business, financial condition and operating results.
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
As of December 31, 2018, energy-related loan balances represented approximately 4.3 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which has had an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. If oil prices decline in a material way, the cash flows of the Bank’s customers in this industry could be adversely impacted which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations.
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
The U.S. Basel III capital rule and provisions in the Dodd-Frank Act increased capital requirements for banking organizations such as the Company and the Bank and will continue to increase such requirements as they are phased in. Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III capital rule includes a minimum ratio of CET1 capital to risk weighted assets of 4.5 percent and a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that applies to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers.
The Company is also required to submit a periodic capital plan to the Federal Reserve Board under the CCAR process. The capital plan must include an assessment of the Company's expected uses and sources of capital over a forward-looking planning horizon of at least nine quarters, a detailed description of the Company's process for assessing capital adequacy, the Company's capital policy, and a discussion of any expected changes to the Company's business plan that are likely to have a material impact on its capital adequacy or liquidity. Based on a quantitative assessment, including a supervisory stress test conducted as part of the CCAR process, the Federal Reserve Board will either object to the Company's capital plan, in whole or in part, or provide a notice of non-objection to the Company. If the Federal Reserve Board objects to a capital plan, the Company may not make any capital distribution other than those with respect to which the Federal Reserve Board has indicated its non-objection. In addition to capital planning, the Company and the Bank are subject to capital stress testing requirements imposed by the Dodd-Frank Act.
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
The occurrence of catastrophic events such as hurricanes, tropical storms, tornadoes, terrorist attacks and other large scale catastrophes could adversely affect the Company's consolidated financial condition or results of operations. The Company has operations and customers in the southern United States, which could be adversely impacted by hurricanes and other severe weather in those regions. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services it offers. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce its earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on its financial condition and/or results of operations.
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
The Company occupies various facilities principally located in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas and in states where it operates loan production offices that are used in the normal course of the financial services business. The properties consist of both owned and leased properties and include land for future banking center sites. The leased properties include both land and buildings that are generally under long-term leases. The Company leases office space used as the Company's principal executive offices in Houston, Texas. The Bank has significant operations in Birmingham, Alabama. The Company owns the land and building where the Bank is headquartered. See Note 5, Premises and Equipment, in the Notes to the Consolidated Financial Statements, for additional disclosures related to the Company’s properties.

Item 3.	Legal Proceedings
See under “Legal and Regulatory Proceedings” in Note 15, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements.

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

	2018	2017
	(In Thousands)
Quarter Ended:
March 31	$—	$—
June 30	110,000	60,000
September 30	—	—
December 31	145,000	90,000
Year	$255,000	$150,000
Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid. A discussion of dividend restrictions is provided in Item 1. Business - Overview - Supervision, Regulation, and Other Factors - Dividends and in Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements.
Recent Sales of Unregistered Securities
Not Applicable.

Item 6.	Selected Financial Data
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2018 through 2014, has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2018 through 2014. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Summary of Operations:
Interest income	$3,265,274	$2,766,648	$2,530,459	$2,438,275	$2,313,996
Interest expense	658,696	436,481	462,778	425,298	328,491
Net interest income	2,606,578	2,330,167	2,067,681	2,012,977	1,985,505
Provision for loan losses	365,420	287,693	302,589	193,638	106,301
Net interest income after provision for loan losses	2,241,158	2,042,474	1,765,092	1,819,339	1,879,204
Noninterest income	1,056,909	1,045,975	1,055,974	1,079,374	1,007,812
Noninterest expense, including goodwill impairment (1)	2,349,960	2,311,587	2,303,522	2,214,853	2,246,877
Net income before income tax expense	948,107	776,862	517,544	683,860	640,139
Income tax expense	184,678	316,076	146,021	176,502	155,763
Net income	763,429	460,786	371,523	507,358	484,376
Noncontrolling interest	1,981	2,005	2,010	2,228	1,976
Net income attributable to BBVA Compass Bancshares, Inc.	$761,448	$458,781	$369,513	$505,130	$482,400

Summary of Balance Sheet:
Period-End Balances:
Debt securities	$13,866,829	$13,265,725	$12,448,455	$11,845,573	$11,041,625
Loans and loans held for sale	65,255,320	61,690,878	60,223,112	61,394,666	57,526,600
Allowance for loan losses	(885,242)	(842,760)	(838,293)	(762,673)	(685,041)
Total assets	90,947,174	87,320,579	87,079,953	90,068,538	83,244,726
Deposits	72,167,987	69,256,313	67,279,533	65,981,766	61,189,810
FHLB and other borrowings	3,987,590	3,959,930	3,001,551	5,438,620	4,809,843
Shareholder's equity	13,512,529	13,013,310	12,750,707	12,624,709	12,054,922
Average Balances:
Loans and loans held for sale	$63,761,869	$60,419,711	$61,505,935	$60,176,687	$54,423,885
Total assets	89,576,037	87,358,298	91,064,360	88,389,179	77,610,420
Deposits	70,149,887	66,627,368	67,904,564	63,538,900	58,407,270
FHLB and other borrowings	4,095,054	3,973,465	4,226,225	5,701,974	4,254,352
Shareholder's equity	13,266,930	13,035,797	12,818,572	12,368,866	11,889,993
Selected Ratios:
Return on average total assets	0.85%	0.53%	0.41%	0.57%	0.62%
Return on average total equity	5.75	3.53	2.90	4.10	4.07
Average equity to average assets	14.81	14.92	14.08	13.99	15.32

(1)	Noninterest expense for the years ended December 31, 2016, 2015 and 2014 includes goodwill impairment of $59.9 million, $17.0 million and $12.5 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2018, 2017 and 2016. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for 2018 was $761.4 million compared to $458.8 million earned during 2017. The increase in net income attributable to the Company reflected higher net income before income tax expense primarily as a result of higher net interest income and lower income tax expense.
Net interest income increased $276.4 million to $2.6 billion in 2018 compared to 2017 due in part to an increase in interest and fees on loans and debt securities partially offset by higher levels of interest on deposits and interest on FHLB and other borrowings. The net interest margin for 2018 was 3.30% compared to 3.10% for 2017. Net interest income was positively impacted by higher interest rates due to the impact of the Federal Reserve Board benchmark interest rate increases.
The provision for loan losses was $365.4 million for 2018 compared to $287.7 million for 2017. The increase in provision for loan losses for 2018 was primarily driven by growth in the consumer direct loan portfolio, as well as higher losses within this portfolio, partially offset by a decrease in the allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio. Net charge-offs for 2018 totaled $322.9 million compared to $283.2 million for 2017. The primary driver of the increase in net charge-offs was a $51.0 million increase in consumer direct net charge-offs due in part to the further seasoning of newly established consumer direct portfolio product offerings.
Noninterest income increased slightly to $1.1 billion for 2018, compared to $1.0 billion for 2017. The increase in noninterest income was driven by a $14.6 million increase in service charges on deposit accounts, $13.6 million increase in corporate and correspondent investment sales and $12.5 million increase in mortgage banking income which were largely offset by a $9.8 million decrease in money transfer income, $26.0 million decrease in investment banking and advisory fees, and a $3.0 million decrease in investment securities gains.
Noninterest expense increased $38.4 million to $2.3 billion for 2018 compared to 2017. The increase in noninterest expense was primarily attributable to a $22.8 million increase in salaries, benefits and commissions, a $13.7 million increase in professional services, and a $10.0 million increase in communications expense partially offset by an $8.9 million decrease in other noninterest expense. The decrease in other noninterest expense was driven by decreases in provision for unfunded commitments and legal reserves partially offset by an increase in business development expense.
Income tax expense was $184.7 million for 2018 compared to $316.1 million for 2017. This resulted in an effective tax rate of 19.5% for 2018 and a 40.7% effective tax rate for 2017. The decrease in the effective tax rate was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018 and resulted in a $121.2 million charge associated with the revaluation of the Company's net deferred income tax assets in 2017. The tax rate for 2018 was also impacted by $11.4 million of additional income tax expense related to the immaterial correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments.
The Company's total assets at December 31, 2018 were $90.9 billion, an increase of $3.6 billion from December 31, 2017 levels. Total loans excluding loans held for sale were $65.2 billion at December 31, 2018, an increase of $3.6 billion or 5.8% from December 31, 2017 levels. The increase in total loans was primarily driven by growth in both the commercial and consumer portfolios. Deposits increased $2.9 billion or 4.2% compared to December 31, 2017, driven by an increase in CDs and time deposits which increased 13.1%. Noninterest bearing demand deposits decreased 6.7%.
Total shareholder's equity at December 31, 2018 was $13.5 billion, an increase of $499 million compared to December 31, 2017.
Capital
The Company's Tier 1 and CET1 ratios were 12.33% and 12.00%, respectively at December 31, 2018, compared to 12.15% and 11.80%, respectively at December 31, 2017, under the U.S. Basel III transitional provisions.
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
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, and borrowings. As a holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at December 31, 2018 and 2017 without regulatory approval.
The Parent paid common dividends totaling $255.0 million to its sole shareholder, BBVA, during 2018. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
As noted in Item 1. Business - Supervision, Regulation and Other Factors, it is unclear how the anticipated proposal implementing EGRRCPA for FBOs and U.S. IHCs of FBOs would affect the applicability of the LCR for the Company. In the interim, the Federal Reserve Board has stated that it will no longer take action to require bank holding companies, such as the Company, to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. At December 31, 2018, the Company was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. For more information see below under “Liquidity Management” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, FHLB and Other Borrowings, Note 11, Shareholder's Equity, and Note 15, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements.
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policy relates to the allowance for loan losses. This critical accounting policy requires the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
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
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $761.4 million, $458.8 million, and $369.5 million for 2018, 2017 and 2016, respectively. The Company's 2018 results reflected higher net income before income tax expense primarily as a result of higher net interest income and lower income tax expense.
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
2018 compared to 2017
Net interest income totaled $2.6 billion and $2.3 billion in 2018 and 2017, respectively. Net interest income on a fully taxable equivalent basis totaled $2.7 billion and $2.4 billion in 2018 and 2017, respectively. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities partially offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.30% in 2018 compared to 3.10% in 2017. The 20 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for 2018 for the loan portfolio was 4.64% compared to 4.17% for the prior year. The 47 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the total investment securities portfolio was 2.12% for 2018, compared to 1.95% for the prior year. The 17 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.

The yield on other earning assets for 2018 was 2.16% compared to 1.85% for the prior year. The 31 basis point increase between years was primarily due to the impact of higher interest rates.
The average rate paid on interest bearing deposits was 1.06% for 2018 compared to 0.66% for 2017 and reflects the impact of higher interest rates offered on savings and money market products.
The average rate on FHLB and other borrowings during 2018 was 3.18% compared to 2.36% for the prior year. The 82 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $750 million issuance of unsecured senior notes in June 2017 and the $1.2 billion issuance of unsecured senior notes in June 2018.
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
The fully taxable equivalent yield on the total investment securities portfolio was 1.95% for 2017, compared to 1.80% for the prior year. The 15 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The yield on trading account securities increased to 1.59% in 2017 compared to 1.45% in 2016 primarily due to the impact of higher interest rates.
The yield on other earning assets for 2017 was 1.85% compared to 0.86% for the prior year. The 99 basis point increase between years was primarily due to the impact of higher interest rates.
The average rate paid on interest bearing deposits remained relatively flat at 0.66% for 2017 compared to 0.64% for 2016.
The average rate on FHLB and other borrowings during 2017 was 2.36% compared to 1.96% for the prior year. The 40 basis point increase was primarily driven by changes in the value of the interest rate contracts hedging the value of the FHLB and other borrowings.
The average rate on other short-term borrowings was 1.55% for 2017 compared to 1.44% for 2016 due to the impact of higher interest rates.

The following tables set forth the major components of net interest income and the related annualized yields and rates, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.
Table 3 Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2018			December 31, 2017			December 31, 2016
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$63,761,869	$2,960,170	4.64%	$60,419,711	$2,521,613	4.17%	$61,505,935	$2,303,017	3.74%
Debt securities – AFS (tax exempt) (3)	292	17	5.82	3,324	264	7.94	10,728	846	7.89
Debt securities – AFS (taxable)	11,390,021	222,610	1.95	11,766,116	212,466	1.81	10,876,150	178,198	1.64
Total debt securities – AFS	11,390,313	222,627	1.95	11,769,440	212,730	1.81	10,886,878	179,044	1.64
Debt securities – HTM (tax exempt) (3)	787,453	27,550	3.50	957,310	34,726	3.63	1,062,391	34,535	3.25
Debt securities – HTM (taxable)	1,511,284	39,797	2.63	163,162	4,402	2.70	194,296	4,408	2.27
Total debt securities - HTM	2,298,737	67,347	2.93	1,120,472	39,128	3.49	1,256,687	38,943	3.10
Trading account securities (3)	122,132	3,212	2.63	1,718,014	27,358	1.59	3,714,155	53,816	1.45
Other (4) (5)	2,947,283	63,580	2.16	2,830,723	52,354	1.85	3,977,888	34,078	0.86
Total earning assets	80,520,334	3,316,936	4.12	77,858,360	2,853,183	3.66	81,341,543	2,608,898	3.21
Noninterest earning assets:
Cash and due from banks	691,166			918,995			964,281
Allowance for loan losses	(859,475)			(840,359)			(834,310)
Net unrealized loss on investment securities available for sale	(282,517)			(113,297)			(6,054)
Other noninterest earning assets	9,506,529			9,534,599			9,598,900
Total assets	$89,576,037			$87,358,298			$91,064,360
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$7,950,561	48,599	0.61	$7,858,504	27,206	0.35	$7,042,165	16,639	0.24
Savings and money market accounts	26,247,253	224,009	0.85	24,924,647	107,106	0.43	25,747,220	99,567	0.39
Certificates and other time deposits	14,784,632	244,682	1.65	12,804,395	165,005	1.29	14,454,532	188,209	1.30
Foreign office deposits	—	—	—	—	—	—	104,039	210	0.20
Total interest bearing deposits	48,982,446	517,290	1.06	45,587,546	299,317	0.66	47,347,956	304,625	0.64
FHLB and other borrowings	4,095,054	130,372	3.18	3,973,465	93,814	2.36	4,226,225	82,744	1.96
Federal funds purchased and securities sold under agreements to repurchase (5)	109,852	8,953	8.15	58,624	16,926	28.87	451,980	21,165	4.68
Other short-term borrowings	68,423	2,081	3.04	1,703,738	26,424	1.55	3,778,752	54,244	1.44
Total interest bearing liabilities	53,255,775	658,696	1.24	51,323,373	436,481	0.85	55,804,913	462,778	0.83
Noninterest bearing deposits	21,167,441			21,039,822			20,556,608
Other noninterest bearing liabilities	1,885,891			1,959,306			1,884,267
Total liabilities	76,309,107			74,322,501			78,245,788
Shareholder’s equity	13,266,930			13,035,797			12,818,572
Total liabilities and shareholder’s equity	$89,576,037			$87,358,298			$91,064,360
Net interest income/net interest spread		$2,658,240	2.88%		$2,416,702	2.81%		$2,146,120	2.38%
Net interest margin			3.30%			3.10%			2.64%
Taxable equivalent adjustment		51,662			86,535			78,439
Net interest income		$2,606,578			$2,330,167			$2,067,681

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, interest bearing deposits with the Federal Reserve and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 14, Securities Financing Activities.

Table 4 Volume and Yield/ Rate Variances (1)

	2018 compared to 2017			2017 compared to 2016
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Total loans	$144,656	$293,901	$438,557	$(41,294)	$259,890	$218,596
Total debt securities available for sale	(7,011)	16,908	9,897	15,161	18,525	33,686
Total debt securities held to maturity	35,400	(7,181)	28,219	(4,468)	4,653	185
Trading account securities	(35,145)	10,999	(24,146)	(31,341)	4,883	(26,458)
Other (2)	2,227	8,999	11,226	(12,097)	30,373	18,276
Total earning assets	$140,127	$323,626	$463,753	$(74,039)	$318,324	$244,285

Interest expense on:
Interest bearing demand deposits	$323	$21,070	$21,393	$2,108	$8,459	$10,567
Savings and money market accounts	5,969	110,934	116,903	(3,260)	10,799	7,539
Certificates and other time deposits	28,075	51,602	79,677	(21,283)	(1,921)	(23,204)
Foreign office deposits	—	—	—	(210)	—	(210)
Total interest bearing deposits	34,367	183,606	217,973	(22,645)	17,337	(5,308)
FHLB and other borrowings	2,952	33,606	36,558	(5,178)	16,248	11,070
Federal funds purchased and securities sold under agreements to repurchase	8,962	(16,935)	(7,973)	(32,139)	27,900	(4,239)
Other short-term borrowings	(37,542)	13,199	(24,343)	(31,876)	4,056	(27,820)
Total interest bearing liabilities	8,739	213,476	222,215	(91,838)	65,541	(26,297)
Increase in net interest income	$131,388	$110,150	$241,538	$17,799	$252,783	$270,582

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
2018 compared to 2017
Provision for loan losses was $365.4 million for 2018 compared to $287.7 million of provision for loan losses for 2017. The increase in provision for loan losses for 2018 was primarily impacted by growth in the consumer direct loan portfolio, as well as higher losses in the consumer direct loan portfolio. The Company expects this trend of higher losses to continue in the near term as these newly established consumer direct loan portfolio product offerings continue to season. Partially offsetting these was a decrease in the allowance for loan losses related to the estimated impact of Hurricanes Harvey and Irma on the loan portfolio.
At December 31, 2018, there was no remaining allowance for loan losses related to the Hurricanes Harvey and Irma impacted loan portfolio compared to $45 million at December 31, 2017 based upon management's best estimate of the probable incurred losses resulting from these hurricanes.
The Company recorded net charge-offs of $322.9 million during 2018 compared to $283.2 million during 2017. The increase in net charge-offs was due to a $51.0 million increase in consumer direct net charge-offs and a $14.2 million increase in consumer indirect net charge-offs primarily related to the growth in those portfolios as well as the further seasoning of newly established consumer direct portfolio product offerings. Partially offsetting these increases was a $15.8 million decrease in commercial, financial, and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans and an $8.9 million decrease in commercial real estate - mortgage net charge-offs.

Net charge-offs were 0.51% of average loans for 2018 compared to 0.47% of average loans for 2017. Consumer direct and indirect net charge-offs were 5.73% and 2.41% of average consumer direct and indirect loans, respectively, for 2018 compared to 4.90% and 2.28% of average consumer direct and indirect loans, respectively, for 2017.
2017 compared to 2016
Provision for loan losses was $287.7 million for 2017 compared to $302.6 million of provision for loan losses for 2016. The decrease in provision for loan losses for 2017 was due in part to a reduction in provision expense associated with improvements in the overall level of energy loans rated special mention or lower, including loans classified as nonaccrual, during 2017, when compared to the negative credit quality indicators stemming from downgrades in the energy portfolio that occurred during 2016. Partially offsetting this decrease was the impact of $45 million in additional allowance for loan losses related to the impact of Hurricanes Harvey and Irma on the loan portfolio during 2017
The Company recorded net charge-offs of $283.2 million during 2017 compared to $227.0 million during 2016. Net charge-offs were 0.47% of average loans for 2017 compared to 0.37% of average loans for 2016.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 5 Noninterest Income

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Service charges on deposit accounts	$236,673	$222,110	$214,294
Card and merchant processing fees	174,927	128,129	123,668
Retail investment sales	112,652	109,214	102,982
Money transfer income	91,681	101,509	104,592
Investment banking and advisory fees	77,684	103,701	107,116
Corporate and correspondent investment sales	51,675	38,052	24,689
Asset management fees	43,811	40,465	34,875
Mortgage banking income	26,833	14,356	21,496
Bank owned life insurance	17,822	17,108	17,243
Investment securities gains, net	—	3,033	30,037
Other	223,151	268,298	274,982
Total noninterest income	$1,056,909	$1,045,975	$1,055,974
2018 compared to 2017
Noninterest income was $1.1 billion for 2018, a slight increase of $10.9 million compared to $1.0 billion reported in 2017. The increase in total noninterest income was driven by increases in service charges on deposit accounts, card and merchant processing fees, corporate and correspondent investment sales and mortgage banking income which were partially offset by decreases in money transfer income, investment banking and advisory fees, and investment securities gains.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts were $236.7 million in 2018, compared to $222.1 million in 2017 driven by an increase in demand deposit accounts during 2018.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $174.9 million in

2018, an increase of $46.8 million compared to 2017. Growth in the number of accounts accounted for $14.6 million of the increase in interchange income. Additionally, effective January 1, 2018, the Company began recording certain interchange income, previously recorded within other income, in card and merchant processing fees. This change resulted in a $28.1 million increase for 2018.
Retail investment sales income is comprised of mutual fund and annuity sales income and insurance sales fees. Income from retail investment sales was $112.7 million in 2018, compared to $109.2 million in 2017.
Money transfer income represents income from the Parent's wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Income from money transfer services decreased to $91.7 million in 2018 compared to $101.5 million in 2017 driven by a decrease in transaction volumes during the year.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees decreased to $77.7 million in 2018 compared to $103.7 million in 2017 primarily driven by a decrease in the volume of underwriting activity.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $51.7 million in 2018 from $38.1 million in 2017. The primary drivers of the increase include approximately $6.5 million increase in interest rate contract income, a $5.8 million increase in foreign exchange income and a $1.4 million increase in bond trading.
Asset management fees are generated from money management transactions executed with the Company through trusts, higher net worth customers and other long-term clients. Asset management fees increased to $43.8 million in 2018, compared to $40.5 million in 2017.
Mortgage banking income for 2018 was $26.8 million compared to $14.4 million in 2017. Mortgage banking income in 2018 included $33.7 million of servicing income, guarantee fees and gains on sales of mortgage loans partially offset by losses of $6.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2017 included $25.0 million of origination fees and gains on sales of mortgage loans partially offset by losses of $10.2 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income in 2018 compared to 2017 was driven in part by an increase in the valuation related to the MSRs due to rising interest rates. Additionally, effective January 1, 2018, the Company began recording servicing income and guarantee fees in this caption which were previously recorded in other noninterest income. This change increased mortgage banking income by $11.2 million for 2018.

BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI was $17.8 million in 2018 compared to $17.1 million in 2017.
There were no investment securities gains in 2018 compared to $3.0 million in 2017. See “—Investment Securities” for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For 2018, other income decreased by $45.1 million due in part to a $25.5 million decrease in servicing fees, that effective January 1, 2018, are recorded in mortgage banking income. Interchange fees also decreased by $22.0 million as certain interchange fees are now recorded in card and merchant processing fees beginning January 1, 2018.
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
Income from investment banking and advisory fees decreased to $103.7 million in 2017 compared to $107.1 million in 2016. The decrease was driven primarily by a $10.0 million decrease in structuring fees and a $5.8 million decrease in fixed income brokerage commission, partially offset by an increase of $12.8 million in fees attributable to an increase in the volume of underwriting.
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
Mortgage banking income for the year ended December 31, 2017 was $14.4 million compared to $21.5 million in 2016. Mortgage banking income in 2017 included $25.0 million of origination fees and gains on sales of mortgage loans partially offset by losses of $10.2 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2016 included $25.3 million of origination fees and gains on sales of mortgage loans and losses of $3.8 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income in 2017 compared to 2016 was primarily driven by relatively flat rates during 2017 as compared to 2016 which negatively impacted the valuation of mortgage loans held for sale, mortgage related derivatives and MSRs. In addition, mortgage production volume decreased slightly during 2017 compared to 2016.
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

Noninterest Expense
The following table presents the components of noninterest expense.
Table 6 Noninterest Expense

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Salaries, benefits and commissions	$1,154,791	$1,131,971	$1,119,676
Professional services	277,154	263,490	242,206
Equipment	257,565	247,891	242,273
Net occupancy	166,768	166,693	160,997
FDIC insurance	67,550	64,890	80,070
Money transfer expense	62,138	65,790	67,474
Marketing	48,866	52,220	50,549
Communications	30,582	20,554	21,046
Amortization of intangibles	5,104	10,099	16,373
Goodwill impairment	—	—	59,901
Total securities impairment	592	242	130
Other	278,850	287,747	242,827
Total noninterest expense	$2,349,960	$2,311,587	$2,303,522
2018 compared to 2017
Noninterest expense was $2.3 billion for both 2018 and 2017, an increase of $38.4 million compared to 2017. The increase in noninterest expense was primarily attributable to increases in salaries, benefits and commissions, professional services and communications expense which were partially offset by decreases in amortization of intangibles and other noninterest expense.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.2 billion in 2018, an increase of $22.8 million when compared to 2017. The increase was largely attributable to increases in full time salaries due to annual merit increases.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $13.7 million in 2018 to $277.2 million compared to 2017 due primarily to an increase of approximately $13.3 million of contractor services.
FDIC insurance was $67.6 million in 2018 compared to $64.9 million in 2017.
Money transfer expense represents expense from the Parent's wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer expense decreased to $62.1 million in 2018 compared to $65.8 million in 2017 driven by a decrease in transaction volumes during the year.
Amortization of intangibles decreased by $5.0 million to $5.1 million in 2018 due to the intangible assets being fully amortized in 2018 compared to 2017.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO as well as other OREO associated expenses. Other noninterest expense decreased in 2018 to $278.9 million compared to $287.7 million in 2017. The decrease was due in part to a $27.1 million decrease in legal reserves and a $23.9 million decrease in provision for unfunded commitments and letters of credit. Partially offsetting the decrease was an increase of $31.3 million in business development expense, a $9.3 million increase related to item processing and a $2.3 million increase in other pension expense due to the adoption of ASU 2017-07 beginning in January 2018. See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for additional discussion.
2017 compared to 2016
Noninterest expense was $2.3 billion for 2017 representing a slight increase of $8.1 million compared to 2016. The increase in noninterest expense was primarily attributable to increases in professional services and other noninterest expense which were partially offset by decreases in FDIC insurance, amortization of intangibles, and goodwill impairment.
Salaries, benefits and commissions expense was $1.1 billion in 2017, an increase of $12.3 million when compared to 2016.
Professional services expense increased by $21.3 million in 2017 to $263.5 million compared to 2016 due to an increase of approximately $11.6 million of contractor services, approximately $8.6 million increase related to outsourcing and consulting, and an increase of approximately $5.0 million related to debit card fees which is driven by transaction volume. Partially offsetting the increases was card processing which decreased by approximately $11.7 million, primarily due to the completed migration of Simple's customer platform which occurred during 2016.
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
Other noninterest expense increased in 2017 to $287.7 million compared to $242.8 million in 2016. The increase was due in part to a $15.2 million increase in provision for unfunded commitments and letters of credit and a $6.6 million increase in legal reserves.
Income Tax Expense
The Company’s income tax expense totaled $184.7 million, $316.1 million and $146.0 million for 2018, 2017, and 2016, respectively. The effective tax rate was 19.5%, 40.7%, and 28.2% for 2018, 2017 and 2016, respectively.
The decrease in the effective tax rate for 2018 compared to 2017 was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate for 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. See Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements for additional disclosure.
The increase in the effective tax rate in 2017 compared to 2016 was primarily driven by a $121.2 million charge associated with the revaluation of the Company's net deferred income tax assets due to the enactment of the Tax Cuts and Jobs Act in December 2017.
Refer to Note 18, Income Taxes, in the Notes to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.

Trading Account Assets
The following table details the composition of the Company’s trading account assets.
Table 7 Trading Account Assets

	December 31,
	2018	2017
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$68,922	$74,195
State and political subdivisions securities	—	557
Other debt securities	—	79
Interest rate contracts	149,269	133,516
Foreign exchange contracts	19,465	12,149
Total trading account assets	$237,656	$220,496
Trading account assets increased $17 million to $238 million at December 31, 2018. The increase in trading account assets primarily related to increases in derivative contracts.
Debt Securities
The composition of the Company’s securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s debt securities are classified into one of three categories based upon management’s intent to hold the debt securities: (i) debt securities available for sale, (ii) debt securities held to maturity or (iii) trading account assets and liabilities.
For additional financial information regarding the Company’s debt securities, see Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, in the Notes to the Consolidated Financial Statements.

The following table reflects the carrying amount of the debt securities portfolio at the end of each of the last three years.
Table 8 Composition of Debt Securities Portfolio

	December 31,
	2018	2017	2016
	(In Thousands)
Debt securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$5,431,467	$4,204,438	$2,374,331
Agency mortgage-backed securities	2,129,821	2,812,800	3,763,338
Agency collateralized mortgage obligations	3,418,979	5,200,011	5,098,928
States and political subdivisions	949	2,383	8,641
Total debt securities available for sale	$10,981,216	$12,219,632	$11,245,238
Debt securities held to maturity (at amortized cost):
Collateralized mortgage obligations:
Agency	$2,089,860	$—	$—
Non-agency	46,834	64,140	83,087
Asset-backed securities	5,002	9,308	15,118
States and political subdivisions (1)	687,615	911,393	1,040,716
Other	56,302	61,252	64,296
Total debt securities held to maturity	$2,885,613	$1,046,093	$1,203,217
Total debt securities	$13,866,829	$13,265,725	$12,448,455

(1)	Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt Securities at origination.
As of December 31, 2018, the securities portfolio included $11.0 billion in available for sale debt securities and $2.9 billion in held to maturity debt securities. Approximately 94% of the total securities portfolio was backed by government agencies or government-sponsored entities.
During 2018, the Company transferred approximately $1.0 billion of agency collateralized mortgage backed securities from available for sale to held to maturity. The Company also purchased approximately $1.2 billion of agency collateralized mortgage backed securities that were classified as held to maturity.
During 2017 and 2016, the Company received proceeds of $210.9 million and $1.6 billion, respectively, related to the sale of U.S. Treasury securities and other U.S. government agency securities classified as available for sale which resulted in net gains of $3.0 million and $30.0 million, respectively. There were no sales of debt securities during 2018.
The Company recognized $592 thousand in OTTI charges in 2018 compared to $242 thousand and $130 thousand in 2017 and 2016, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations. Refer to Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.

The maturities and weighted average yields of the debt securities available for sale and the debt securities held to maturity portfolios at December 31, 2018 are presented in the following table. Maturity data is calculated based on the next re-pricing date for securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 21 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Table 9 Debt Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Debt securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$249,833	1.73%	$4,178,022	1.71%	$404,637	1.87%	$598,975	1.96%
Agency mortgage-backed securities	7,560	1.43	95,223	2.15	57,716	2.58	1,969,322	2.16
Agency collateralized mortgage obligations	59	4.60	1,584	2.54	63,844	2.02	3,353,492	2.01
States and political subdivisions	—	—	—	—	949	4.70	—	—
Total	$257,452		$4,274,829		$527,146		$5,921,789

Debt securities held to maturity (at amortized cost):
Collateralized mortgage obligations:
Agency	$—	—%	$—	—%	$—	—%	$2,089,860	2.38%
Non-agency	—	—	1,061	10.63	921	2.47	44,852	2.68
Asset-backed securities	—	—	—	—	11	2.34	4,991	2.25
States and political subdivisions	30,009	4.95	159,929	3.57	286,057	3.32	211,620	3.88
Other	—	—	—	—	—	—	56,302	2.68
Total	$30,009		$160,990		$286,989		$2,407,625
Total securities	$287,461		$4,435,819		$814,135		$8,329,414
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

The Loan Portfolio table presents the classifications by major category at December 31, 2018, and for each of the preceding four years.
Table 10 Loan Portfolio

	December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,562,319	$25,749,949	$25,122,002	$26,022,374	$23,828,537
Real estate – construction	1,997,537	2,273,539	2,125,316	2,354,253	2,154,652
Commercial real estate – mortgage	13,016,796	11,724,158	11,210,660	10,453,280	9,877,206
Total commercial loans	$41,576,652	$39,747,646	$38,457,978	$38,829,907	$35,860,395
Consumer loans:
Residential real estate – mortgage	$13,422,156	$13,365,747	$13,259,994	$13,993,285	$13,922,656
Equity lines of credit	2,747,217	2,653,105	2,543,778	2,419,815	2,304,784
Equity loans	298,614	363,264	445,709	580,804	634,968
Credit card	818,308	639,517	604,881	627,359	630,456
Consumer direct	2,553,588	1,690,383	1,254,641	936,871	652,927
Consumer indirect	3,770,019	3,164,106	3,134,948	3,495,082	2,870,408
Total consumer loans	$23,609,902	$21,876,122	$21,243,951	$22,053,216	$21,016,199
Covered loans	—	—	359,334	440,961	495,190
Total loans	$65,186,554	$61,623,768	$60,061,263	$61,324,084	$57,371,784
Loans held for sale	68,766	67,110	161,849	70,582	154,816
Total loans and loans held for sale	$65,255,320	$61,690,878	$60,223,112	$61,394,666	$57,526,600
Loans and loans held for sale, net of unearned income, totaled $65.3 billion at December 31, 2018, an increase of $3.6 billion from December 31, 2017. Both commercial loan growth and consumer loan growth, driven by increased activity in consumer direct and indirect lending, contributed to the increase.
See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional discussion.
The Selected Loan Maturity and Interest Rate Sensitivity table presents maturities of certain loan classifications at December 31, 2018, and an analysis of the rate structure for such loans with maturities greater than one year.
Table 11 Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$5,577,722	$17,801,735	$3,182,862	$26,562,319	$5,002,760	$15,981,837
Real estate - construction	968,411	784,981	244,145	1,997,537	34,677	994,449
	$6,546,133	$18,586,716	$3,427,007	$28,559,856	$5,037,437	$16,976,286
Scheduled repayments in the preceding table are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.

Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets totaled $840 million at December 31, 2018 compared to $749 million at December 31, 2017. The increase in nonperforming assets was primarily due to a $93 million increase in nonaccrual loans driven by a $90 million increase in commercial, financial and agricultural nonaccrual loans primarily due to three unrelated commercial, financial and agricultural loans being placed on nonaccrual status. As a percentage of total loans and loans held for sale and other real estate owned, nonperforming assets were 1.29% at December 31, 2018 compared with 1.21% at December 31, 2017.
The Company defines potential problem loans as commercial loans rated substandard or doubtful that do not meet the definition of nonaccrual, TDR or 90 days past due and still accruing. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for further information on the Company’s credit grade categories, which are derived from standard regulatory rating definitions. The following table provides a summary of potential problem loans.

Table 12 Potential Problem Loans

	December 31,
	2018	2017
	(In Thousands)
Commercial, financial and agricultural	$371,627	$456,953
Real estate – construction	12,791	232
Commercial real estate – mortgage	74,737	90,313
	$459,155	$547,498

The following table summarizes asset quality information for the past five years.
Table 13 Asset Quality

	December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$400,389	$310,059	$596,454	$161,591	$61,157
Real estate – construction	2,851	5,381	1,239	5,908	7,964
Commercial real estate – mortgage	110,144	111,982	71,921	69,953	89,736
Residential real estate – mortgage	167,099	173,843	140,303	113,234	108,357
Equity lines of credit	37,702	34,021	33,453	35,023	32,874
Equity loans	10,939	11,559	13,635	15,614	19,029
Credit card	—	—	—	—	—
Consumer direct	4,528	2,425	789	561	799
Consumer indirect	17,834	9,595	5,926	5,027	2,624
Covered	—	—	730	134	114
Total nonaccrual loans	751,486	658,865	864,450	407,045	322,654
Nonaccrual loans held for sale	—	—	56,592	—	—
Total nonaccrual loans and loans held for sale	$751,486	$658,865	$921,042	$407,045	$322,654
Accruing TDRs: (1)
Commercial, financial and agricultural	$18,926	$1,213	$8,726	$9,402	$10,127
Real estate – construction	116	101	2,393	2,247	2,112
Commercial real estate – mortgage	3,661	4,155	4,860	33,904	39,841
Residential real estate – mortgage	57,446	64,898	59,893	67,343	69,408
Equity lines of credit	—	237	—	—	—
Equity loans	26,768	30,105	34,746	37,108	41,197
Credit card	—	—	—	—	—
Consumer direct	2,684	534	704	908	298
Consumer indirect	—	—	—	—	—
Covered	—	—	—	—	—
Total TDRs	109,601	101,243	111,322	150,912	162,983
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$109,601	$101,243	$111,322	$150,912	$162,983
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$8,114	$18,136	$2,891	$3,567	$1,610
Real estate – construction	544	1,560	2,007	421	477
Commercial real estate – mortgage	2,420	927	—	2,237	628
Residential real estate – mortgage	5,927	8,572	3,356	1,961	2,598
Equity lines of credit	2,226	2,259	2,950	2,883	2,679
Equity loans	180	995	467	704	997
Credit card	17,011	11,929	10,954	9,718	9,441
Consumer direct	13,336	6,712	4,482	3,537	2,296
Consumer indirect	9,791	7,288	7,197	5,629	2,771
Covered	—	—	27,238	37,972	47,957
Total loans 90 days past due and accruing	59,549	58,378	61,542	68,629	71,454
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$59,549	$58,378	$61,542	$68,629	$71,454
Other real estate owned	$16,869	$17,278	$21,112	$20,862	$20,600
Other repossessed assets	$12,031	$13,473	$7,587	$8,774	$3,920

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following table.
Table 14 Nonperforming Assets

	December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Nonaccrual loans	$751,486	$658,865	$921,042	$407,045	$322,654
Loans 90 days or more past due and accruing (1)	59,549	58,378	61,542	68,629	71,454
TDRs 90 days or more past due and accruing	411	751	589	874	1,722
Nonperforming loans	811,446	717,994	983,173	476,548	395,830
OREO	16,869	17,278	21,112	20,862	20,600
Other repossessed assets	12,031	13,473	7,587	8,774	3,920
Total nonperforming assets	$840,346	$748,745	$1,011,872	$506,184	$420,350

(1)	Excludes loans classified as TDRs
Table 15 Asset Quality Ratios

	December 31,
	2018	2017	2016	2015	2014
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale (1)	1.24%	1.16%	1.63%	0.78%	0.69%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.29%	1.21%	1.68%	0.82%	0.73%
Allowance for loan losses as a percentage of loans	1.36%	1.37%	1.40%	1.24%	1.19%
Allowance for loan losses as a percentage of nonperforming loans (3)	109.09%	117.38%	90.47%	160.04%	173.06%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 16 Rollforward of Nonaccrual Loans

	Years Ended December 31,
	2018	2017
	(In Thousands)
Balance at beginning of year	$658,865	$920,312
Additions	828,362	664,005
Returns to accrual	(188,135)	(82,691)
Loan sales	(41,707)	(103,997)
Payments and paydowns	(132,264)	(395,941)
Transfers to other real estate owned	(20,440)	(27,844)
Charge-offs	(353,195)	(314,979)
Balance at end of year	$751,486	$658,865
Generally when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2018, nonaccrual loans and loans held for sale totaled $751 million. During the year ended December 31, 2018, $11.4 million of interest income was recognized on loans and loans held for sale classified as nonaccrual as of December 31, 2018. Under the original terms of the loans, interest income would have been approximately $45.0 million for loans and loans held for sale classified as nonaccrual as of December 31, 2018.
When borrowers are experiencing financial difficulties, the Company may, in order to assist the borrowers in repaying the principal and interest owed to the Company, make certain modifications to the loan agreement. To facilitate this process, a concessionary modification that would not otherwise be considered may be granted resulting in a classification of the loan as a TDR. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. The financial effects of TDRs are reflected in the components that comprise the allowance for loan losses in either the amount of charge-offs or loan loss provision and period-end allowance levels. All TDRs are considered to be impaired loans. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional information.
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 17 Rollforward of TDR Activity

	Years Ended December 31,
	2018	2017
	(In Thousands)
Balance at beginning of year	$285,606	$213,868
New TDRs	146,546	252,761
Payments/Payoffs	(79,068)	(167,431)
Charge-offs	(41,461)	(5,305)
Loan sales	—	(7,381)
Transfer to OREO	(181)	(906)
Balance at end of year	$311,442	$285,606
The Company’s aggregate recorded investment in impaired loans modified through TDRs increased to $311 million at December 31, 2018 from $286 million at December 31, 2017. The increase in TDRs was primarily attributable to an increase in commercial, financial and agricultural TDRs. Included in these amounts are $110 million at December 31,

2018 and $101 million at December 31, 2017 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $885 million at December 31, 2018, from $843 million at December 31, 2017. The ratio of the allowance for loan losses to total loans was 1.36% at December 31, 2018 compared 1.37% at December 31, 2017. Nonperforming loans increased to $811 million at December 31, 2018 from $718 million at December 31, 2017 primarily due to three unrelated commercial, financial, and agricultural loans being placed on nonaccrual status. The allowance attributable to individually impaired loans was $107 million at December 31, 2018 compared to $104 million at December 31, 2017. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loans.
Net charge-offs were 0.51% of average loans for 2018 compared to 0.47% of average loans for 2017. The increase in net charge-offs was due to a $51.0 million increase in consumer direct net charge-offs and a $14.2 million increase in consumer indirect net charge-offs primarily related to the growth in the consumer direct and indirect portfolios. Partially offsetting these increases was a $15.8 million decrease in commercial, financial, and agricultural net charge-offs primarily due to a decrease in charge-offs related to energy loans and an $8.9 million decrease in commercial real estate - mortgage net charge-offs.
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
Table 18 Allocation of Allowance for Loan Losses

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$393,315	40.7%	$420,635	41.8%	$458,580	41.8%	$402,113	42.4%	$299,482	41.5%
Real estate – construction	33,260	3.0	38,126	3.7	38,990	3.5	46,709	3.9	48,648	3.8
Commercial real estate – mortgage	79,177	20.0	80,007	19.0	77,947	18.7	75,359	17.0	89,585	17.2
Residential real estate – mortgage	50,591	20.6	56,151	21.7	60,021	22.1	64,029	22.8	69,716	24.3
Equity lines of credit	42,566	4.2	43,827	4.3	48,389	4.3	53,027	4.0	66,151	4.0
Equity loans	8,772	0.5	9,878	0.6	11,074	0.7	15,048	1.0	18,760	1.1
Credit card	50,453	1.3	40,765	1.0	39,361	1.0	39,682	1.0	42,523	1.1
Consumer direct	140,308	3.9	82,222	2.8	44,745	2.1	21,599	1.5	16,139	1.1
Consumer indirect	86,800	5.8	71,149	5.1	59,186	5.2	43,667	5.7	31,229	5.0
Total, excluding covered loans	885,242	100.0	842,760	100.0	838,293	99.4	761,233	99.3	682,233	99.1
Covered loans	—	—	—	—	—	0.6	1,440	0.7	2,808	0.9
Total	$885,242	100.0%	$842,760	100.0%	$838,293	100.0%	$762,673	100.0%	$685,041	100.0%

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 19 Summary of Loan Loss Experience

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Average loans outstanding during the year	$63,700,464	$60,365,691	$61,425,876	$60,070,527	$54,308,414
Allowance for loan losses, beginning of year	$842,760	$838,293	$762,673	$685,041	$700,719
Charge-offs:
Commercial, financial and agricultural	83,017	106,570	84,218	25,831	31,627
Real estate – construction	436	82	505	204	2,882
Commercial real estate – mortgage	3,431	9,901	4,361	3,678	12,088
Residential real estate – mortgage	9,073	10,433	8,787	10,648	21,161
Equity lines of credit	6,083	7,305	8,625	12,231	20,101
Equity loans	2,665	3,549	2,534	3,751	7,487
Credit card	47,509	44,073	37,349	32,230	36,129
Consumer direct	132,609	78,846	52,026	28,286	22,960
Consumer indirect	115,881	98,293	91,198	54,597	29,363
Covered	—	—	1,484	2,228	2,466
Total charge-offs	400,704	359,052	291,087	173,684	186,264
Recoveries:
Commercial, financial and agricultural	11,294	19,097	11,039	12,190	19,796
Real estate – construction	285	1,080	2,490	4,585	5,243
Commercial real estate – mortgage	6,317	3,904	2,747	1,107	2,576
Residential real estate – mortgage	3,798	5,827	5,751	7,264	6,003
Equity lines of credit	6,145	4,294	4,314	3,211	4,710
Equity loans	3,167	2,412	1,417	3,343	2,126
Credit card	5,419	3,938	2,892	2,880	2,814
Consumer direct	10,048	7,297	5,164	6,177	5,709
Consumer indirect	31,293	27,946	28,303	16,918	10,075
Covered	—	31	1	3	5,233
Total recoveries	77,766	75,826	64,118	57,678	64,285
Net charge-offs	322,938	283,226	226,969	116,006	121,979
Total provision for loan losses	365,420	287,693	302,589	193,638	106,301
Allowance for loan losses, end of year	$885,242	$842,760	$838,293	$762,673	$685,041
Net charge-offs to average loans	0.51%	0.47%	0.37%	0.19%	0.22%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2018 and 2017.
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
The commercial, financial and agricultural portfolio segment totaled $26.6 billion at December 31, 2018, compared to $25.7 billion at December 31, 2017. This segment consists primarily of large national and international companies and small to mid-sized companies. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
The following table provides details related to the commercial, financial, and agricultural segment.
Table 20 Commercial, Financial and Agricultural

	December 31,
	2018				2017
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$499,485	$25	$—	$3,922	$543,917	$512	$—	$—
Basic Materials	432,329	2,426	—	—	622,869	53	—	—
Capital Goods & Industrial Services	2,969,278	72,511	124	39	2,833,429	12,889	143	2,626
Construction & Infrastructure	799,299	24,538	—	—	618,795	16,145	6	—
Consumer & Healthcare	3,279,887	19,282	333	83	3,512,885	41,594	886	—
Energy	2,806,976	119,069	—	—	2,791,942	150,448	—	—
Financial Services	828,356	94	—	—	1,110,420	29	—	—
General Corporates	1,729,225	4,644	3	3,993	1,558,631	3,260	23	14,975
Institutions	3,349,248	474	—	—	3,187,330	1,913	—	—
Leisure	2,451,066	21,205	—	—	2,440,319	3,030	107	—
Real Estate	1,533,206	248	—	—	944,538	—	—	—
Retailers	2,999,699	98,664	—	67	2,623,670	6,424	—	535
Telecoms, Technology & Media	1,597,441	2,664	46	10	1,499,897	3,317	48	—
Transportation	722,730	34,545	—	—	856,438	50,587	—	—
Utilities	564,094	—	18,420	—	604,869	19,858	—	—
Total Commercial, Financial and Agricultural	$26,562,319	$400,389	$18,926	$8,114	$25,749,949	$310,059	$1,213	$18,136
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.0 billion at December 31, 2018, compared to $11.7 billion at December 31, 2017, and real estate - construction loans totaled $2.0 billion at December 31, 2018, compared to $2.3 billion at December 31, 2017.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 21 Commercial Real Estate

	December 31,
	2018				2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$375,442	$5,507	$2,221	$237	$390,134	$9,727	$2,370	$261
Arizona	855,007	8,342	—	—	874,975	10,144	—	—
California	2,196,360	—	—	1,722	1,456,273	—	—	—
Colorado	533,481	6,036	—	—	454,649	6,371	—	—
Florida	1,086,443	18,030	66	—	1,067,876	6,907	101	—
New Mexico	157,473	3,769	121	14	197,515	8,153	127	—
Texas	3,911,128	41,707	382	447	3,546,972	38,990	656	666
Other	3,901,462	26,753	871	—	3,735,764	31,690	901	—
	$13,016,796	$110,144	$3,661	$2,420	$11,724,158	$111,982	$4,155	$927

Table 22 Real Estate – Construction

	December 31,
	2018				2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$64,758	$96	$—	$69	$52,315	$97	$—	$115
Arizona	181,143	—	—	—	163,077	—	—	—
California	253,416	—	—	—	260,652	—	—	715
Colorado	111,375	—	—	—	71,736	—	—	—
Florida	213,502	—	—	—	272,460	62	—	—
New Mexico	6,868	—	46	—	7,165	—	52	—
Texas	754,994	2,331	70	475	1,038,219	4,796	49	730
Other	411,481	424	—	—	407,915	426	—	—
	$1,997,537	$2,851	$116	$544	$2,273,539	$5,381	$101	$1,560
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
Residential real estate - mortgage loans totaled $13.4 billion at both December 31, 2018 and 2017. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 23 Residential Real Estate - Mortgage

	December 31,
	2018				2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$944,556	$23,285	$11,677	$1,002	$972,764	$17,766	$12,526	$560
Arizona	1,334,736	12,572	8,415	217	1,290,388	14,649	9,526	387
California	3,252,592	15,898	3,910	—	3,028,148	13,607	3,574	1,018
Colorado	1,132,517	5,255	784	—	1,128,379	18,772	3,216	—
Florida	1,590,912	39,699	9,908	1,433	1,670,169	38,272	9,636	2,109
New Mexico	219,434	3,683	1,287	—	221,425	2,598	1,735	143
Texas	4,536,383	50,069	19,293	3,275	4,588,299	51,316	20,037	3,479
Other	411,026	16,638	2,172	—	466,175	16,863	4,648	876
	$13,422,156	$167,099	$57,446	$5,927	$13,365,747	$173,843	$64,898	$8,572
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 24 Residential Real Estate - Mortgage

	December 31,
	2018				2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$730,294	$113,560	$19,131	$4,803	$709,239	$112,391	$22,201	$4,979
621-680	1,146,999	20,877	14,168	301	1,225,385	22,815	14,549	2,130
681 – 720	1,725,819	11,471	9,031	451	1,863,614	9,372	14,439	80
Above 720	9,208,678	11,156	14,847	107	8,801,004	5,081	13,385	713
Unknown	610,366	10,035	269	265	766,505	24,184	324	670
	$13,422,156	$167,099	$57,446	$5,927	$13,365,747	$173,843	$64,898	$8,572

Equity lines of credit and equity loans totaled $3.0 billion at both December 31, 2018 and 2017. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 25 Equity Loans and Lines

	December 31,
	2018				2017
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$498,839	$11,536	$8,062	$477	$539,208	$9,967	$8,878	$1,121
Arizona	348,763	6,409	4,005	221	375,807	8,005	3,593	191
California	426,179	3,358	267	402	359,209	731	378	—
Colorado	193,122	2,822	841	128	193,297	3,307	1,464	175
Florida	332,367	8,646	5,704	398	368,033	8,768	6,553	692
New Mexico	50,873	1,515	593	286	53,165	1,647	610	—
Texas	1,166,304	13,097	6,901	446	1,093,651	12,077	8,456	1,032
Other	29,384	1,258	395	48	33,999	1,078	410	43
	$3,045,831	$48,641	$26,768	$2,406	$3,016,369	$45,580	$30,342	$3,254

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 26 Equity Loans and Lines

	December 31,
	2018				2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$204,527	$26,747	$5,905	$1,923	$204,128	$22,828	$7,894	$2,303
621-680	376,248	9,548	9,126	254	387,870	11,518	10,781	245
681 – 720	537,568	8,014	3,908	106	551,072	7,348	4,791	41
Above 720	1,919,796	3,950	7,829	106	1,863,106	3,816	6,643	227
Unknown	7,692	382	—	17	10,193	70	233	438
	$3,045,831	$48,641	$26,768	$2,406	$3,016,369	$45,580	$30,342	$3,254
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at December 31, 2018 were $2.6 billion and $1.7 billion at December 31, 2017. Total credit cards at December 31, 2018 were $818 million and at December 31, 2017 were $640 million.

The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $3.8 billion at December 31, 2018 and $3.2 billion at December 31, 2017.
The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 27 Consumer Direct

	December 31,
	2018				2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$217,273	$3,870	$1,002	$12,197	$95,221	$376	$—	$3,680
621-680	531,466	257	387	178	275,816	30	178	1,543
681 – 720	596,889	147	1,295	311	380,645	2,005	351	392
Above 720	1,149,606	254	—	11	873,764	6	5	455
Unknown	58,354	—	—	639	64,937	8	—	642
	$2,553,588	$4,528	$2,684	$13,336	$1,690,383	$2,425	$534	$6,712
Table 28 Consumer Indirect

	December 31,
	2018				2017
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$865,702	$14,700	$—	$9,128	$683,543	$6,648	$—	$5,850
621-680	1,083,116	2,084	—	381	986,894	2,282	—	1,020
681 – 720	719,093	648	—	69	679,363	439	—	208
Above 720	1,099,289	402	—	213	812,966	226	—	208
Unknown	2,819	—	—	—	1,340	—	—	2
	$3,770,019	$17,834	$—	$9,791	$3,164,106	$9,595	$—	$7,288
Foreign Exposure
As of December 31, 2018, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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
At December 31, 2018, the Company's and the Bank's credit ratings were as follows:
Table 29 Credit Ratings

As of December 31, 2018
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB+
Short-term debt rating	A-2	-	F2
Compass Bank
Long-term debt rating	BBB+	Baa2	BBB+
Long-term bank deposits (1)	N/A	A2	A-
Subordinated debt	BBB	Baa2	BBB
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (1)	N/A	P-1	F2
Outlook	Stable	Stable	Stable

(1)	S&P does not provide a rating for short-term or long-term bank deposits; therefore, the rating is N/A.
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
Deposits
Total deposits increased by $2.9 billion from $69.3 billion at December 31, 2017 to $72.2 billion at December 31, 2018 due primarily to growth in time deposits and savings and money market accounts, as well as growth in noninterest and interest bearing demand deposits. Marketing efforts were the primary driver of this growth. At December 31, 2018 and 2017, total deposits included $9.0 billion and $8.4 billion, respectively, of brokered deposits.
The following table presents the Company’s average deposits segregated by major category:
Table 30 Composition of Average Deposits

	December 31,
	2018		2017		2016
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,167,441	30.2%	$21,039,822	31.6%	$20,556,608	30.3%
Interest-bearing demand deposits	7,950,561	11.3	7,858,504	11.8	7,042,165	10.3
Savings and money market	26,247,253	37.4	24,924,647	37.4	25,747,220	37.9
Time deposits	14,784,632	21.1	12,804,395	19.2	14,454,532	21.3
Foreign office deposits-interest-bearing	—	—	—	—	104,039	0.2
Total average deposits	$70,149,887	100.0%	$66,627,368	100.0%	$67,904,564	100.0%
For additional information about deposits, see Note 8, Deposits, in the Notes to the Consolidated Financial Statements.
The following table summarizes the remaining maturities of time deposits of $100,000 or more outstanding at December 31, 2018.
Table 31 Maturities of Time Deposits of $100,000 or More

Time Deposits of $100,000 or More
(In Thousands)
Three months or less	$1,756,942
Over three through six months	1,051,417
Over six through twelve months	2,331,233
Over twelve months	1,861,761
$7,001,353
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of short-term borrowings, FHLB advances, subordinated debentures and other long-term borrowings.
Short-term borrowings are primarily in the form of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. The short-term borrowings table presents the distribution of the Company’s short-term borrowed funds and the corresponding weighted average interest rates for each of the last three years. Also provided are the maximum outstanding amounts of borrowings, the average amounts of borrowings and the average interest rates at year-end for the last three years. For additional information regarding the Company’s short-term borrowings, see Note 9, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.

Table 32 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Year-End
	(Dollars in Thousands)
December 31, 2018
Federal funds purchased	$2,000	$82	2.50%	$—	—%
Securities sold under agreements to repurchase (1)	183,511	109,770	1.78	102,275	3.73
Other short-term borrowings	159,004	68,423	3.04	—	—
	$344,515	$178,275		$102,275
December 31, 2017
Federal funds purchased	$1,710	$402	1.24%	$1,710	1.50%
Securities sold under agreements to repurchase (1)	114,361	58,222	0.92	17,881	1.23
Other short-term borrowings	2,771,539	1,703,738	1.55	17,996	1.48
	$2,887,610	$1,762,362		$37,587
December 31, 2016
Federal funds purchased	$766,095	$372,355	0.49%	$12,885	0.39%
Securities sold under agreements to repurchase (1)	148,291	79,625	0.49	26,167	0.55
Other short-term borrowings	4,497,354	3,778,752	1.44	2,802,977	1.68
	$5,411,740	$4,230,732		$2,842,029

(1)	Average interest rate does not reflect the impact of balance sheet offsetting. See Note 14 Securities Financing Activities, in the Notes to the Consolidated Financial Statements.
At December 31, 2018, total short-term borrowings totaled $102 million, an increase of $65 million, compared to the ending balance at December 31, 2017. The increase in total short-term borrowings was driven by an $84 million increase in securities sold under agreements to repurchase relating to BSI partially offset by an $18 million decrease in other short-term borrowings.
At both December 31, 2018 and 2017, FHLB and other borrowings were $4.0 billion.
In June 2018, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021.
For the year ended December 31, 2018, proceeds received from the FHLB and other borrowings were approximately $23.3 billion and repayments were approximately $23.3 billion.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 10, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholder's equity at December 31, 2018 was $13.5 billion compared to $13.0 billion at December 31, 2017. Shareholder's equity increased $763 million due to earnings attributable to shareholder during the period offset by the payment of preferred and common dividends totaling $272 million to its sole shareholder, BBVA.
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

•
Overall creditworthiness of the customer, taking into account the customer’s relationships, both past and current, with other lenders – the Company’s success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background. Consumer underwriting relies heavily on credit bureau scores and other bureau attributes, as well as as on other factors such as ability to pay, guarantors or collateral in the case of secured lending.

•	Level of equity invested in the transactions – in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.
Structural Interest Rate, Market, and Liquidity Risks
Structural interest rate risk arises from the impact on the Company’s banking assets and liabilities due to changes in the interest rate curves in the market, impacting both economic value and net interest income generation. Market risk arises from the movement of market variables that impact the trading book. These variables can include interest rates, foreign exchange rates, and commodity prices, among others. Liquidity risk refers to the risk that an institution's financial condition or overall safety and soundness is adversely affected by an inability to meet its obligations. See the Market Risk Management and Liquidity sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2018, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2018.
Table 33 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
December 31, 2018
Rate Change
+ 200 basis points	5.82%
+ 100 basis points	3.00
-100 basis points	(4.99)

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
Table 34 Economic Value of Equity

Estimated % Change in Economic Value of Equity
December 31, 2018
Rate Change
+ 300 basis points	(10.05)%
+ 200 basis points	(6.54)
+ 100 basis points	(3.10)
-100 basis points	0.73
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2018, the Company had derivative financial instruments outstanding with notional amounts of $45.0 billion, including $35.6 billion related to derivatives to facilitate transactions on behalf of its clients. The estimated net fair value of open contracts was in a net asset position of $6 million at December 31, 2018. For additional information about derivatives, refer to Note 13, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.
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

The Company's financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. At December 31, 2018 the Company had unused FHLB borrowing capacity of $2.8 billion.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at December 31, 2018 or December 31, 2017 without regulatory approval. Appropriate limits and guidelines are in place so that the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding.
During 2018, the Parent paid common dividends of $255 million to its sole shareholder, BBVA. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board before any dividends can be paid.
On June 11, 2018, the Bank issued under its Global Bank Note Program $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021.
At December 31, 2018, the Company was fully compliant with the applicable LCR requirements in effect for 2018 However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted. Please refer to Item 1. Business - Supervision, Regulation and Other Factors - U.S. Liquidity Standards for more information concerning the LCR requirements applicable to the Company.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. See Note 10, FHLB and Other Borrowings, Note 11, Shareholder's Equity, and Note 15, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.
The following table presents information about the Company’s contractual obligations.
Table 35 Contractual Obligations (1)

	December 31, 2018
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$3,987,590	$945,912	$1,502,057	$729,145	$810,476	$—
Short-term borrowings (2)	102,275	102,275	—	—	—	—
Capital lease obligations	16,982	2,191	4,363	3,400	7,028	—
Operating leases	328,994	54,802	95,079	73,179	105,934	—
Deposits (3)	72,167,987	11,586,203	3,971,478	141,681	7,433	56,461,192
Unrecognized income tax benefits	7,191	1,058	2,061	4,072	—	—
Total	$76,611,019	$12,692,441	$5,575,038	$951,477	$930,871	$56,461,192

(1)	Amounts do not include associated interest payments.

(2)	For more information, see Note 9, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.

(3)	Deposits with indeterminable maturity include noninterest bearing demand, savings, interest-bearing demand accounts and money market accounts.
Off Balance Sheet Arrangements
The Company's off balance sheet credit risk includes obligations for loans sold with recourse, unfunded commitments, and letters of credit. Additionally, the Company periodically invests in various limited partnerships that sponsor affordable housing projects. See Note 15, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements for further discussion.
Capital
The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking regulators. Failure to meet minimum risk-based and leverage capital requirements can subject the Company and the Bank to a series of increasingly restrictive regulatory actions.
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at December 31, 2018 and 2017.
Table 36 Capital Ratios

	December 31,
	2018	2017
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,457,585	$7,964,877
Tier 1 Capital	8,691,785	8,199,077
Total Qualifying Capital	10,216,625	9,689,834
Assets:
Total risk-adjusted assets (regulatory)	$70,489,693	$67,489,425
Ratios:
CET1 Risk-Based Capital Ratio	12.00%	11.80%
Tier 1 Risk-Based Capital Ratio	12.33	12.15
Total Risk-Based Capital Ratio	14.49	14.36
Leverage Ratio	10.03	9.98
At December 31, 2018, the regulatory capital ratios of the Bank also remain well above current regulatory requirements for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
The Company also regularly performs stress testing on its capital levels and is required to periodically submit the Company’s capital plan to the Federal Reserve Board as part of the CCAR process. In June 2018, the Company was informed that the Federal Reserve Board had no objection to the Company's capital plan and the capital actions proposed in the capital plan. The Company's capital plan included common dividends of $315 million, subject to approval by the Company's board of directors. The Company submitted its capital plan, which was approved by its board of directors, to the Federal Reserve in April 2018 as part of the Comprehensive Capital Analysis and Review of the 38 largest U.S. bank holding companies. The capital plan includes proposed potential capital actions covering the period from July 1, 2018 through June 30, 2019.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2018. Refer to Table 33, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.
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

Quarterly Financial Results
The accompanying table presents condensed information relating to quarterly periods.
Table 37 Quarterly Financial Summary (Unaudited)

	December 31,
	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$886,923	$839,063	$793,700	$745,588	$716,608	$702,612	$691,640	$655,788
Interest expense	204,735	180,777	150,201	122,983	113,063	113,251	105,812	104,355
Net interest income	682,188	658,286	643,499	622,605	603,545	589,361	585,828	551,433
Provision for loan losses	122,147	94,964	91,280	57,029	58,835	103,434	45,285	80,139
Net interest income after provision for loan losses	560,041	563,322	552,219	565,576	544,710	485,927	540,543	471,294
Noninterest income	270,606	258,459	270,019	257,825	297,169	257,794	246,325	244,687
Noninterest expense	601,992	605,510	579,545	562,913	615,828	573,962	572,485	549,312
Income before income tax expense	228,655	216,271	242,693	260,488	226,051	169,759	214,383	166,669
Income tax expense	32,829	41,756	58,295	51,798	173,979	39,308	56,943	45,846
Net income	195,826	174,515	184,398	208,690	52,072	130,451	157,440	120,823
Less: noncontrolling interest	499	426	595	461	547	584	431	443
Net income attributable to BBVA Compass Bancshares, Inc.	195,327	174,089	183,803	208,229	51,525	129,867	157,009	120,380
Less: preferred stock dividends	4,348	4,576	4,259	3,864	3,812	3,786	3,700	3,548
Net income attributable to common shareholder	$190,979	$169,513	$179,544	$204,365	$47,713	$126,081	$153,309	$116,832
Selected Average Balances:
Loans and loans held for sale	$65,287,838	$64,316,342	$63,202,826	$62,200,448	$61,170,130	$60,271,504	$59,902,725	$60,326,849
Total assets	91,337,365	90,118,668	89,032,051	87,770,909	86,990,170	87,299,979	87,474,348	87,676,882
Deposits	71,057,556	70,363,598	69,744,181	69,413,803	67,994,615	65,589,724	65,711,133	67,216,855
FHLB and other borrowings	4,664,076	4,412,717	3,974,769	3,310,286	3,551,958	5,053,340	4,104,668	3,167,805
Shareholder’s equity	13,420,931	13,334,169	13,217,831	13,090,418	13,150,577	13,130,915	13,004,717	12,852,658

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
BBVA Compass Bancshares, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BBVA Compass Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
Birmingham, Alabama
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
BBVA Compass Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited BBVA Compass Bancshares, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for the years then ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
BBVA Compass Bancshares, Inc.
Houston, Texas

We have audited the accompanying consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for the year ended December 31, 2016 of BBVA Compass Bancshares, Inc. and subsidiaries (the “Company”). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of BBVA Compass Bancshares, Inc. and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Birmingham, AL
March 1, 2017 (February 28, 2018 as to the effects on the 2016 segment disclosures in Note 21 of the 2017 segment changes)

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In Thousands)
Assets:
Cash and due from banks	$1,217,319	$1,313,022
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	2,115,307	2,769,804
Cash and cash equivalents	3,332,626	4,082,826
Trading account assets	237,656	220,496
Debt securities available for sale	10,981,216	12,219,632
Debt securities held to maturity (fair value of $2,925,420 and $1,040,543 for 2018 and 2017, respectively)	2,885,613	1,046,093
Loans held for sale, at fair value	68,766	67,110
Loans	65,186,554	61,623,768
Allowance for loan losses	(885,242)	(842,760)
Net loans	64,301,312	60,781,008
Premises and equipment, net	1,152,958	1,214,874
Bank owned life insurance	736,171	722,596
Goodwill	4,983,296	4,983,296
Other assets	2,267,560	1,982,648
Total assets	$90,947,174	$87,320,579
Liabilities:
Deposits:
Noninterest bearing	$20,183,876	$21,630,694
Interest bearing	51,984,111	47,625,619
Total deposits	72,167,987	69,256,313
FHLB and other borrowings	3,987,590	3,959,930
Federal funds purchased and securities sold under agreements to repurchase	102,275	19,591
Other short-term borrowings	—	17,996
Accrued expenses and other liabilities	1,176,793	1,053,439
Total liabilities	77,434,645	74,307,269
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,950,751 shares	2,230	2,230
Surplus	14,545,849	14,818,608
Accumulated deficit	(1,107,198)	(1,868,659)
Accumulated other comprehensive loss	(186,848)	(197,405)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	13,483,508	12,984,249
Noncontrolling interests	29,021	29,061
Total shareholder’s equity	13,512,529	13,013,310
Total liabilities and shareholder’s equity	$90,947,174	$87,320,579
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Interest income:
Interest and fees on loans	$2,914,269	$2,447,293	$2,236,929
Interest on debt securities available for sale	222,623	212,638	178,750
Interest on debt securities held to maturity	61,591	27,009	26,893
Interest on trading account assets	3,211	27,354	53,809
Interest and dividends on other earning assets	63,580	52,354	34,078
Total interest income	3,265,274	2,766,648	2,530,459
Interest expense:
Interest on deposits	517,290	299,317	304,625
Interest on FHLB and other borrowings	130,372	93,814	82,744
Interest on federal funds purchased and securities sold under agreements to repurchase	8,953	16,926	21,165
Interest on other short-term borrowings	2,081	26,424	54,244
Total interest expense	658,696	436,481	462,778
Net interest income	2,606,578	2,330,167	2,067,681
Provision for loan losses	365,420	287,693	302,589
Net interest income after provision for loan losses	2,241,158	2,042,474	1,765,092
Noninterest income:
Service charges on deposit accounts	236,673	222,110	214,294
Card and merchant processing fees	174,927	128,129	123,668
Retail investment sales	112,652	109,214	102,982
Money transfer income	91,681	101,509	104,592
Investment banking and advisory fees	77,684	103,701	107,116
Corporate and correspondent investment sales	51,675	38,052	24,689
Asset management fees	43,811	40,465	34,875
Mortgage banking income	26,833	14,356	21,496
Bank owned life insurance	17,822	17,108	17,243
Investment securities gains, net	—	3,033	30,037
Other	223,151	268,298	274,982
Total noninterest income	1,056,909	1,045,975	1,055,974
Noninterest expense:
Salaries, benefits and commissions	1,154,791	1,131,971	1,119,676
Professional services	277,154	263,490	242,206
Equipment	257,565	247,891	242,273
Net occupancy	166,768	166,693	160,997
FDIC insurance	67,550	64,890	80,070
Money transfer expense	62,138	65,790	67,474
Marketing	48,866	52,220	50,549
Communications	30,582	20,554	21,046
Amortization of intangibles	5,104	10,099	16,373
Goodwill impairment	—	—	59,901
Securities impairment:
Other-than-temporary impairment	989	242	281
Less: non-credit portion recognized in other comprehensive income	397	—	151
Total securities impairment	592	242	130
Other	278,850	287,747	242,827
Total noninterest expense	2,349,960	2,311,587	2,303,522
Net income before income tax expense	948,107	776,862	517,544
Income tax expense	184,678	316,076	146,021
Net income	763,429	460,786	371,523
Less: net income attributable to noncontrolling interests	1,981	2,005	2,010
Net income attributable to BBVA Compass Bancshares, Inc.	761,448	458,781	369,513
Less: preferred stock dividends	17,047	14,846	13,684
Net income attributable to common shareholder	$744,401	$443,935	$355,829
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Net income	$763,429	$460,786	$371,523
Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during period from debt securities available for sale	(2,128)	(14,946)	(48,038)
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	—	2,257	18,811
Net change in unrealized holding losses on debt securities available for sale	(2,128)	(17,203)	(66,849)
Change in unamortized net holding losses on debt securities held to maturity	7,016	3,944	3,613
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(30,487)	—	—
Less: non-credit related impairment on debt securities held to maturity	303	—	96
Change in unamortized non-credit related impairment on debt securities held to maturity	799	991	951
Net change in unamortized holding losses on debt securities held to maturity	(22,975)	4,935	4,468
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	30,940	(14,685)	(3,673)
Change in defined benefit plans	4,733	(2,200)	(2,862)
Other comprehensive income (loss), net of tax	10,570	(29,153)	(68,916)
Comprehensive income	773,999	431,633	302,607
Less: comprehensive income attributable to noncontrolling interests	1,981	2,005	2,010
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$772,018	$429,628	$300,597
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2015	$229,475	$2,230	$15,160,267	$(2,696,953)	$(99,336)	$29,026	$12,624,709
Net income	—	—	—	369,513	—	2,010	371,523
Other comprehensive loss, net of tax	—	—	—	—	(68,916)	—	(68,916)
Preferred stock dividends	—	—	(13,684)	—	—	(2,093)	(15,777)
Common stock dividends	—	—	(92,864)	—	—	—	(92,864)
Dividend to BBVA Bancomer USA, Inc.	—	—	(69,151)	—	—	—	(69,151)
Capital contribution	—	—	—	—	—	78	78
Vesting of restricted stock	—	—	(1,744)	—	—	—	(1,744)
Restricted stock retained to cover taxes	—	—	(630)	—	—	—	(630)
Restricted stock tax deficiency	—	—	(468)	—	—	—	(468)
Amortization of stock-based deferred compensation	—	—	3,947	—	—	—	3,947
Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	458,781	—	2,005	460,786
Other comprehensive loss, net of tax	—	—	—	—	(29,153)	—	(29,153)
Preferred stock dividends	—	—	(14,846)	—	—	(2,093)	(16,939)
Common stock dividends	—	—	(150,000)	—	—	—	(150,000)
Capital contribution	—	—	—	—	—	128	128
Vesting of restricted stock	—	—	(1,530)	—	—	—	(1,530)
Restricted stock retained to cover taxes	—	—	(689)	—	—	—	(689)
Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	761,448	—	1,981	763,429
Other comprehensive income, net of tax	—	—	—	—	10,570	—	10,570
Preferred stock dividends	—	—	(17,047)	—	—	(2,093)	(19,140)
Common stock dividends	—	—	(255,000)	—	—	—	(255,000)
Capital contribution	—	—	—	—	—	72	72
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
See accompanying Notes to Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Operating Activities:
Net income	$763,429	$460,786	$371,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,640	254,126	286,159
Goodwill impairment	—	—	59,901
Securities impairment	592	242	130
Amortization of intangibles	5,104	10,099	16,373
Accretion of discount, loan fees and purchase market adjustments, net	(53,687)	(20,748)	(19,614)
Net change in FDIC indemnification liability	—	22	3,984
Gain on termination of FDIC shared loss agreement	—	(1,779)	—
Provision for loan losses	365,420	287,693	302,589
Amortization of stock based compensation	—	—	3,947
Net change in trading account assets	(17,160)	210,903	(2,503)
Net change in trading account liabilities	3,448	(110,468)	(6,234)
Originations and purchases of mortgage loans held for sale	(626,747)	(622,166)	(716,790)
Sale of mortgage loans held for sale	643,954	686,060	710,322
Deferred tax (benefit) expense	(5,418)	137,957	(21,873)
Investment securities gains, net	—	(3,033)	(30,037)
Loss on prepayment of FHLB and other borrowings	—	—	295
Net loss (gain) on sale of premises and equipment	1,103	(1,210)	2,220
Net loss (gain) on sale of loans	—	527	(3,530)
Gain on sale of mortgage loans held for sale	(18,863)	(25,576)	(28,207)
Net (gain) loss on sale of other real estate owned and other assets	(90)	2,103	(501)
Increase in other assets	(320,369)	(239,400)	(131,326)
Increase (decrease) in other liabilities	122,538	96,147	(52,212)
Net cash provided by operating activities	1,130,894	1,122,285	744,616
Investing Activities:
Proceeds from sales of debt securities available for sale	—	210,906	1,635,632
Proceeds from prepayments, maturities and calls of debt securities available for sale	3,831,344	2,729,136	2,149,427
Purchases of debt securities available for sale	(3,752,847)	(4,018,878)	(4,666,727)
Proceeds from sales of equity securities	906,430	381,787	213,885
Purchases of equity securities	(869,469)	(426,061)	(106,300)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	390,847	170,170	155,037
Purchases of debt securities held to maturity	(1,211,424)	(6,233)	(28,071)
Purchases of trading securities	—	(372,497)	(331,171)
Proceeds from sales of trading securities	—	3,085,698	1,327,206
Net change in loan portfolio	(4,148,848)	(2,002,438)	(83,049)
Purchase of premises and equipment	(138,997)	(126,953)	(177,084)
Proceeds from sale of premises and equipment	5,732	13,521	12,701
Proceeds from sales of loans	293,996	204,585	1,060,351
(Payments to) reimbursements from FDIC for covered assets	—	(2,832)	978
Net cash paid to the FDIC for termination of shared loss agreements	—	(131,603)	—
Proceeds from settlement of BOLI policies	4,321	6,492	5,792
Cash payments for premiums of BOLI policies	(34)	(35)	(35)
Proceeds from sales of other real estate owned	23,407	30,717	26,486
Net cash (used in) provided by investing activities	(4,665,542)	(254,518)	1,195,058
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,086,611	1,522,918	1,940,034
Net increase (decrease) in time deposits	1,844,855	441,987	(656,122)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	82,684	(19,461)	(711,102)
Net decrease in other short-term borrowings	(17,996)	(2,784,981)	(1,229,667)
Proceeds from FHLB and other borrowings	23,323,916	13,095,563	2,630,000
Repayment of FHLB and other borrowings	(23,280,212)	(12,103,301)	(5,042,837)
Vesting of restricted stock	(712)	(1,530)	(1,744)
Restricted stock grants retained to cover taxes	—	(689)	(630)
Capital contribution for non-controlling interest	72	128	78
Preferred dividends paid	(19,140)	(16,939)	(15,777)
Common dividends paid	(255,000)	(150,000)	(92,864)
Dividend paid to BBVA Bancomer USA, Inc.	—	—	(69,151)
Net cash provided by (used in) financing activities	2,765,078	(16,305)	(3,249,782)
Net (decrease) increase in cash, cash equivalents and restricted cash	(769,570)	851,462	(1,310,108)
Cash, cash equivalents and restricted cash at beginning of year	4,270,950	3,419,488	4,729,596
Cash, cash equivalents and restricted cash at end of year	$3,501,380	$4,270,950	$3,419,488
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2018, 2017 and 2016. All intercompany accounts and transactions and balances have been eliminated in consolidation.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relate to the allowance for loan losses. Actual results could differ from those estimates.
Correction of Accounting Error
During the year ended December 31, 2018, income tax expense included $11.4 million of income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. This error primarily related to 2017 and was corrected in the second quarter of 2018.
The Company has evaluated the effect of this correction on prior interim and annual periods' consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior annual period is materially misstated. In addition, the Company has considered the effect of this correction on the Company's December 31, 2018 financial results, and concluded that the impact on these periods is not material.

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
Securities
The Company classifies its debt securities into one of three categories based upon management’s intent and ability to hold the debt securities: (i) trading account assets and liabilities, (ii) debt securities held to maturity or (iii) debt securities available for sale. Debt securities held in a trading account are required to be reported at fair value, with unrealized gains and losses included in earnings. The Company classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes are reported as cash flows from operating activities. Debt securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. The related amortization and accretion is determined by the interest method and is included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. The Company has the ability, and it is management’s intention, to hold such securities to maturity. Debt securities available for sale are recorded at fair value. Increases and decreases in the net unrealized gain or loss on the portfolio of debt securities available for sale are reflected as adjustments to the carrying value of the portfolio and as an adjustment, net of tax, to accumulated other comprehensive income. See Note 19, Fair Value Measurements, for information on the determination of fair value.
Interest earned on trading account assets, debt securities available for sale and debt securities held to maturity is included in interest income in the Company’s Consolidated Statements of Income. Net realized gains and losses on the sale of debt securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the Company’s Consolidated Statements of Income. Net gains and losses on the sale of trading account assets and liabilities are recognized as a component of other noninterest income in the Company’s Consolidated Statements of Income.
The Company regularly evaluates each held to maturity and available for sale security in an unrealized loss position for OTTI. The Company evaluates for OTTI on a specific identification basis. In its evaluation, the Company considers such factors as the length of time and the extent to which the fair value has been below cost, the financial condition of the issuer, the Company’s intent to hold the security to an expected recovery in fair value and whether it is more likely than not that the Company will have to sell the security before its fair value recovers. The credit loss component of the OTTI on debt and equity securities is recognized in earnings. For debt securities, the portion of OTTI related to all other factors is recognized in other comprehensive income. See Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, for details of OTTI.
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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. Loans are stated at principal outstanding adjusted for charge-offs, deferred loan fees and direct costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is recognized on the interest method. Loan fees, net of direct costs, and unamortized premiums and discounts are deferred and amortized as an adjustment to the yield of the related loan over the term of the loan and are included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. For additional information related to the Company’s loan portfolio by type, refer to Note 3, Loans and Allowance for Loan Losses.
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

•	Loans in the remainder of the portfolio, including nonaccrual loans with balances of less than $1 million, are collectively evaluated for impairment.
For commercial loans, the estimate of loss based on pools of loans with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on loan grade, using a standardized loan grading system. The PD factor and LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The PD factor considers current loan grade unless the account is delinquent over 60 days, in which case a higher PD factor is used. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan grades over time and long-term average loss experience. The historical time frame currently used for both PDs and LGDs is 10 years.
For consumer loans, except for credit cards, the estimate of loss based on pools of loans with similar characteristics is also made by applying a PD and a LGD factor. The PD factor considers current credit scores unless the account is delinquent over 60 days, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. The historical time frame currently used for both PDs and LGDs is 10 years. The allowance for loan losses for credit cards is is estimated based on historical loss experience which uses historical average net charge-off rates.
The Company adjusts the loss estimates described above when it is determined that probable incurred losses may not have been captured in the loss estimates. To adjust the loss estimates, the Company considers qualitative factors such as changes in underwriting practices, the nature and volume of the loan portfolio, collateral values, credit concentrations, and the general economic environment in the Company’s markets.
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
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill is assigned to each of the Company’s reporting units and tested for impairment annually as of October 31 or on an interim basis if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.
If, after considering all relevant events and circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is not necessary. If the Company elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a two-step goodwill impairment test is performed. In Step One of the impairment test, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, Step Two of the impairment test is required to be performed to measure the amount of impairment loss, if any. Step Two compares the implied fair value of goodwill attributable to each reporting unit to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; an entity allocates the fair value determined in Step One for the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill in Step Two, an impairment loss is recognized in an amount equal to that excess.
The Company has defined its reporting unit structure to include: Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Simple. Each of the defined reporting units was tested for impairment as of October 31, 2018. See Note 7, Goodwill, for a further discussion.
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
The Company has one primary class of MSR related to residential real estate mortgages. These mortgage servicing rights are recorded in other assets on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income. See Note 4, Loan Sales and Servicing, for a further discussion.
Revenue from Contracts with Customers
The following is a discussion of key revenues within the scope of ASC 606, Revenue from Contracts with Customers:

•
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

•
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

•
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

•
Money transfer income - Money transfer income represents income from the Parent’s wholly owned subsidiary, BBVA Compass Payments, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer income is recognized as transactions occur.

•
Asset management, retail investment, and commissions fees - Asset management, retail investment, and commissions fees consists of fees generated from money management transactions and treasury management services, along with mutual fund and annuity sales fee income. Revenue from trade execution and brokerage services is earned through commissions from trade execution on behalf of clients. Revenue from these transactions is recognized at the trade date. Any ongoing service fees are recognized on a monthly basis as services are performed. Trust and asset management services include asset custody and investment management services provided to individual and institutional customers. Revenue is recognized monthly based on a minimum annual fee, and the market value of assets in custody. Additional fees are recognized for transactional activity. Insurance revenue is earned through commissions on insurance sales and earned at a point in time. These revenues are recorded in asset management fees and retail investment sales within non-interest income in the Company's Consolidated Statements of Income.

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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation included a decrease in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Under ASC Topic 740, Income Taxes, the effects of the changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In December 2017, the SEC issued SAB 118, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company completed its analysis within the measurement period in accordance with SAB 118 and adjusted the provisional amounts in 2018 when it filed its federal tax return for the tax year 2017.
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
The Company applies the proportional amortization method in accounting for its qualified Low Income Housing Tax Credit investments. This method recognizes the amortization of the investment as a component of income tax expense. At December 31, 2018 and 2017, net Low Income Housing Tax Credit investments were $516 million and $158 million, respectively, and are included in other assets on the Company's Consolidated Balance Sheets.
Noncontrolling Interests
The Company applies the accounting guidance codified in ASC Topic 810, Consolidation, related to the treatment of noncontrolling interests. This guidance requires the amount of consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated financial statements.
The noncontrolling interests attributable to the Company's REIT preferred securities and mezzanine investment fund (see Note 11, Shareholder's Equity, for a discussion of the preferred securities) are reported within shareholder’s equity, separately from the equity attributable to the Company’s shareholder. The dividends paid to the REIT preferred shareholders and other mezzanine investment fund investors are reported as reductions in shareholder’s equity in the Consolidated Statements of Shareholder’s Equity, separately from changes in the equity attributable to the Company’s shareholder.
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
See Revenue from Contracts with Customers section of Note 1, Summary of Significant Accounting Policies and Note 22, Revenue from Contracts with Customers, for the required disclosures in accordance with this ASU.

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
Included in the equity securities that were reclassified from AFS securities to other assets at January 1, 2018, was $450 million of FHLB and Federal Reserve stock carried at par not accounted for under ASC Topic 320 but had historically been presented in AFS securities. This reclassification has been made for all periods presented.  This reclassification was immaterial and had no effect on net income, comprehensive income, total assets, or total shareholder's equity as previously reported.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. Effective as of January 1, 2018, the adoption date, the Company changed the presentation of certain cash payments and receipts within its Condensed Consolidated Statements of Cash Flows. These changes were applied retrospectively to all periods presented within the statement of cash flows. For the years ended December 31, 2017 and 2016, the Company reclassified an immaterial amount of proceeds from the settlement of bank-owned life insurance policies and premiums paid for bank owned life insurance policies from operating activities to investing activities.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this ASU on January 1, 2018. The amendments in this ASU were applied retrospectively to all periods presented within the statement of cash flows. The implementation of this guidance resulted in a change in presentation of the Company's Condensed Consolidated Statement of Cash Flows and additional disclosures surrounding restricted cash balances. See Note 20, Supplemental Disclosure for Statement of Cash Flows, for the required disclosures in accordance with this ASU.
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
Income Taxes
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU codified into existing U.S. GAAP the SEC Staff views expressed in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Cuts and Jobs Act was enacted late in 2017, the Company completed its analysis within the measurement period in accordance with this ASU and recorded in 2018 an $8.6 million adjustment related to the Tax Cuts and Jobs Act accounting effects.

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
The Company will adopt the ASU, as amended, on January 1, 2019 using the optional transition method, which allows for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. The Company will also elect the transition relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short term leases with a term of less than one year. The Company will recognize right-of-use assets and lease liabilities for all of its operating lease commitments. The amounts of right-of-use assets and corresponding lease liabilities, recorded upon adoption, will be based, primarily, on the present value of unpaid future minimum lease payments as of January 1, 2019. Those amounts will also be impacted by assumptions around renewals and/or extensions and the interest rate used to discount those future lease obligations. The Company's estimate of the right-of use assets and lease liabilities to be recorded on its Consolidated Balance Sheets upon adoption is approximately $290 million and $334 million, respectively. Additionally, the Company expects to recognize a cumulative effect adjustment of approximately $3.5 million upon adoption to increase the beginning balance of retained earnings as of January 1, 2019 for the remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. The Company does not expect this ASU to have a material impact on the timing of expense recognition on its results of operations.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early application of this ASU is permitted. The Company intends the adopt the guidance on January 1, 2020. The Company is currently in the process of developing credit models as well as accounting, reporting, and governance processes to comply with this standard as well as currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
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
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU reduce the amortization period for certain callable debt securities carried at a premium and require the premium to be amortized over a period not to exceed the earliest call date. These amendments do not apply to securities carried at a discount. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  Early adoption is permitted.  The ASU should be applied using a modified retrospective method.  The adoption of this standard on January 1, 2019 is not expected to have a material impact on the financial condition or results of operations of the Company.
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
The Company will adopt these ASUs on January 1, 2019. The adoption of these standards is not expected to have a material impact on the financial condition or results of operations of the Company.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this ASU on January 1, 2019 and reclassify approximately $35.4 million from accumulated other comprehensive income to retained earnings.
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

(2) Debt Securities Available for Sale and Debt Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of debt securities available for sale and debt securities held to maturity.

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,525,902	$13,000	$107,435	$5,431,467
Agency mortgage-backed securities	2,156,872	9,402	36,453	2,129,821
Agency collateralized mortgage obligations	3,492,538	4,021	77,580	3,418,979
States and political subdivisions	886	63	—	949
Total	$11,176,198	$26,486	$221,468	$10,981,216
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$2,089,860	$26,988	$10,338	$2,106,510
Non-agency	46,834	7,198	1,129	52,903
Asset-backed securities	5,002	1,681	321	6,362
States and political subdivisions	687,615	18,545	3,332	702,828
Other	56,302	665	150	56,817
Total	$2,885,613	$55,077	$15,270	$2,925,420

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$4,265,296	$996	$61,854	$4,204,438
Agency mortgage-backed securities	2,841,584	14,312	43,096	2,812,800
Agency collateralized mortgage obligations	5,302,531	4,203	106,723	5,200,011
States and political subdivisions	2,278	105	—	2,383
Total	$12,411,689	$19,616	$211,673	$12,219,632
Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$64,140	$5,262	$1,605	$67,797
Asset-backed securities	9,308	1,747	628	10,427
States and political subdivisions	911,393	3,951	12,853	902,491
Other	61,252	243	1,667	59,828
Total	$1,046,093	$11,203	$16,753	$1,040,543
At December 31, 2018, approximately $543 million of debt securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB advances and for other purposes as required or permitted by law.
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but meet the definition of a debt security within ASC Topic 320, Investments – Debt Securities.
At December 31, 2018, approximately 99.9% of the debt securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies.

The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at December 31, 2018 and 2017. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$338	$1	$3,879,564	$107,434	$3,879,902	$107,435
Agency mortgage-backed securities	68,404	279	1,533,156	36,174	1,601,560	36,453
Agency collateralized mortgage obligations	116,052	132	2,710,008	77,448	2,826,060	77,580
Total	$184,794	$412	$8,122,728	$221,056	$8,307,522	$221,468

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$—	$—	$845,512	$10,338	$845,512	$10,338
Non-agency	3,715	71	13,195	1,058	16,910	1,129
Asset-backed securities	—	—	3,545	321	3,545	321
States and political subdivisions	116,925	2,148	118,834	1,184	235,759	3,332
Other	6,911	87	2,449	63	9,360	150
Total	$127,551	$2,306	$983,535	$12,964	$1,111,086	$15,270

	December 31, 2017
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,532,439	$28,308	$1,325,975	$33,546	$3,858,414	$61,854
Agency mortgage-backed securities	390,106	2,731	1,666,045	40,365	2,056,151	43,096
Agency collateralized mortgage obligations	1,244,416	6,522	3,297,278	100,201	4,541,694	106,723
Total	$4,166,961	$37,561	$6,289,298	$174,112	$10,456,259	$211,673

Debt securities held to maturity:
Non-agency collateralized mortgage obligations	$9,776	$25	$22,439	$1,580	$32,215	$1,605
Asset-backed securities	—	—	6,243	628	6,243	628
States and political subdivisions	236,207	4,365	341,090	8,488	577,297	12,853
Other	19,048	98	20,736	1,569	39,784	1,667
Total	$265,031	$4,488	$390,508	$12,265	$655,539	$16,753

As indicated in the previous table, at December 31, 2018, the Company held certain debt securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.
Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either December 31, 2018 or 2017, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Balance, at beginning of year	$22,824	$22,582	$22,452
Reductions for securities paid off during the period (realized)	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	242	—
Additions for the credit component on debt securities in which OTTI was previously recognized	592	—	130
Balance, at end of year	$23,416	$22,824	$22,582
During the years ended December 31, 2018, 2017 and 2016, OTTI recognized on held to maturity debt securities totaled $592 thousand, $242 thousand and $130 thousand, respectively. The debt securities impacted by credit impairment consist of held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

	Amortized Cost	Fair Value
December 31, 2018	(In Thousands)
Debt securities available for sale:
Maturing within one year	$249,821	$249,833
Maturing after one but within five years	4,223,443	4,178,024
Maturing after five but within ten years	411,246	405,585
Maturing after ten years	642,278	598,974
	5,526,788	5,432,416
Agency mortgage-backed securities and agency collateralized mortgage obligations	5,649,410	5,548,800
Total	$11,176,198	$10,981,216

Debt securities held to maturity:
Maturing within one year	$30,009	$30,870
Maturing after one but within five years	159,929	161,318
Maturing after five but within ten years	286,068	297,595
Maturing after ten years	272,913	276,224
	748,919	766,007
Agency and non-agency collateralized mortgage obligations	2,136,694	2,159,413
Total	$2,885,613	$2,925,420

The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Gross gains	$—	$3,033	$30,037
Gross losses	—	—	—
Net realized gains	$—	$3,033	$30,037
During 2018, the Company transferred securities with a carrying value and market value of $1.0 billion and $977 million, respectively, from debt securities available for sale to debt securities held to maturity.
At December 31, 2018 and 2017 there were $33 million and $10 million, respectively, of unrealized losses, net of tax related to debt securities transferred from available for sale to held to maturity in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.
(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	December 31,
	2018	2017
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,562,319	$25,749,949
Real estate – construction	1,997,537	2,273,539
Commercial real estate – mortgage	13,016,796	11,724,158
Total commercial loans	41,576,652	39,747,646
Consumer loans:
Residential real estate – mortgage	13,422,156	13,365,747
Equity lines of credit	2,747,217	2,653,105
Equity loans	298,614	363,264
Credit card	818,308	639,517
Consumer direct	2,553,588	1,690,383
Consumer indirect	3,770,019	3,164,106
Total consumer loans	23,609,902	21,876,122
Total loans	$65,186,554	$61,623,768
Total loans includes unearned income totaling $258.6 million and $257.9 million at December 31, 2018 and 2017, respectively; and unamortized deferred costs totaling $380.2 million and $343.9 million at December 31, 2018 and 2017, respectively.
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
At December 31, 2018, approximately $13.9 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Provision (credit) for loan losses	44,403	(8,431)	(3,216)	332,664	—	365,420
Loans charged-off	(83,017)	(3,867)	(17,821)	(295,999)	—	(400,704)
Loan recoveries	11,294	6,602	13,110	46,760	—	77,766
Net (charge-offs) recoveries	(71,723)	2,735	(4,711)	(249,239)	—	(322,938)
Ending balance	$393,315	$112,437	$101,929	$277,561	$—	$885,242
Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	49,528	6,195	(874)	232,875	(31)	287,693
Loans charged off	(106,570)	(9,983)	(21,287)	(221,212)	—	(359,052)
Loan recoveries	19,097	4,984	12,533	39,181	31	75,826
Net (charge-offs) recoveries	(87,473)	(4,999)	(8,754)	(182,031)	31	(283,226)
Ending balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$402,113	$122,068	$132,104	$104,948	$1,440	$762,673
Provision (credit) for loan losses	129,646	(5,502)	(4,156)	182,558	43	302,589
Loans charged off	(84,218)	(4,866)	(19,946)	(180,573)	(1,484)	(291,087)
Loan recoveries	11,039	5,237	11,482	36,359	1	64,118
Net (charge-offs) recoveries	(73,179)	371	(8,464)	(144,214)	(1,483)	(226,969)
Ending balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total Loans
	(In Thousands)
December 31, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$73,072	$6,283	$26,008	$1,880	$107,243
Collectively evaluated for impairment	320,243	106,154	75,921	275,681	777,999
Total allowance for loan losses	$393,315	$112,437	$101,929	$277,561	$885,242
Loans:
Ending balance of loans:
Individually evaluated for impairment	$386,282	$85,250	$153,342	$5,135	$630,009
Collectively evaluated for impairment	26,176,037	14,929,083	16,314,645	7,136,780	64,556,545
Total loans	$26,562,319	$15,014,333	$16,467,987	$7,141,915	$65,186,554

December 31, 2017
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$61,705	$9,864	$30,613	$2,203	$104,385
Collectively evaluated for impairment	358,930	108,269	79,243	191,933	738,375
Total allowance for loan losses	$420,635	$118,133	$109,856	$194,136	$842,760
Loans:
Ending balance of loans:
Individually evaluated for impairment	$307,680	$85,180	$172,857	$3,577	$569,294
Collectively evaluated for impairment	25,442,269	13,912,517	16,209,259	5,490,429	61,054,474
Total loans	$25,749,949	$13,997,697	$16,382,116	$5,494,006	$61,623,768

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	December 31, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$162,011	$196,316	$—	$224,271	$262,947	$73,072
Real estate – construction	—	—	—	138	138	6
Commercial real estate – mortgage	45,628	48,404	—	39,484	44,463	6,277
Residential real estate – mortgage	—	—	—	104,787	104,787	8,711
Equity lines of credit	—	—	—	16,012	16,016	13,334
Equity loans	—	—	—	32,543	33,258	3,963
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	4,715	4,715	1,473
Consumer indirect	—	—	—	420	420	407
Total loans	$207,639	$244,720	$—	$422,370	$466,744	$107,243

	December 31, 2017
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$142,908	$175,743	$—	$164,772	$175,512	$61,705
Real estate – construction	2,849	2,858	—	130	130	7
Commercial real estate – mortgage	35,140	36,415	—	47,061	55,122	9,857
Residential real estate – mortgage	—	—	—	117,751	117,751	10,214
Equity lines of credit	—	—	—	19,183	19,188	16,021
Equity loans	—	—	—	35,923	36,765	4,378
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	2,545	2,545	1,254
Consumer indirect	—	—	—	1,032	1,032	949
Total loans	$180,897	$215,016	$—	$388,397	$408,045	$104,385

The following table presents information on individually evaluated impaired loans, by loan class.

	Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$293,841	$1,379	$426,809	$947	$632,319	$1,221
Real estate – construction	8,600	7	1,874	11	1,734	8
Commercial real estate – mortgage	81,989	870	72,692	1,071	44,530	1,195
Residential real estate – mortgage	108,094	2,658	115,583	2,676	109,792	2,672
Equity lines of credit	17,413	748	21,458	871	26,638	1,025
Equity loans	34,290	1,180	38,090	1,312	44,051	1,490
Credit card	—	—	—	—	—	—
Consumer direct	2,766	59	1,629	27	833	28
Consumer indirect	641	5	1,553	10	2,221	13
Total loans	$547,634	$6,906	$679,688	$6,925	$862,118	$7,652
The Company monitors the credit quality of its commercial portfolio using an internal dual risk rating, which considers both the obligor and the facility. The obligor risk ratings are defined by ranges of default probabilities of the borrowers, through internally assigned letter grades (AAA through D2), and the facility risk ratings are defined by ranges of the loss given default. The combination of those two approaches results in the assessment of the likelihood of loss and it is mapped to the regulatory classifications. The Company assigns internal risk ratings at loan origination and at regular intervals subsequent to origination. Loan review intervals are dependent on the size and risk grade of the loan, and are generally conducted at least annually. Additional reviews are conducted when information affecting the loan’s risk grade becomes available. The general characteristics of the risk grades are as follows:

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
The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	December 31, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,395,640	$1,971,852	$12,620,421
Special Mention	412,129	12,372	215,322
Substandard	631,706	13,313	170,303
Doubtful	122,844	—	10,750
	$26,562,319	$1,997,537	$13,016,796

	December 31, 2017
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$24,387,737	$2,257,659	$11,309,484
Special Mention	614,006	12,401	215,076
Substandard	623,672	3,479	187,049
Doubtful	124,534	—	12,549
	$25,749,949	$2,273,539	$11,724,158

	Consumer
	December 31, 2018
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,248,822	$2,707,289	$287,392	$801,297	$2,535,724	$3,742,394
Nonperforming	173,334	39,928	11,222	17,011	17,864	27,625
	$13,422,156	$2,747,217	$298,614	$818,308	$2,553,588	$3,770,019

	December 31, 2017
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,182,760	$2,616,825	$350,531	$627,588	$1,681,246	$3,147,223
Nonperforming	182,987	36,280	12,733	11,929	9,137	16,883
	$13,365,747	$2,653,105	$363,264	$639,517	$1,690,383	$3,164,106

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$17,257	$11,784	$8,114	$400,389	$18,926	$456,470	$26,105,849	$26,562,319
Real estate – construction	218	8,849	544	2,851	116	12,578	1,984,959	1,997,537
Commercial real estate – mortgage	11,678	3,375	2,420	110,144	3,661	131,278	12,885,518	13,016,796
Residential real estate – mortgage	80,366	29,852	5,927	167,099	57,446	340,690	13,081,466	13,422,156
Equity lines of credit	14,007	5,109	2,226	37,702	—	59,044	2,688,173	2,747,217
Equity loans	3,471	843	180	10,939	26,768	42,201	256,413	298,614
Credit card	9,516	7,323	17,011	—	—	33,850	784,458	818,308
Consumer direct	37,336	19,543	13,336	4,528	2,684	77,427	2,476,161	2,553,588
Consumer indirect	100,434	32,172	9,791	17,834	—	160,231	3,609,788	3,770,019
Total loans	$274,283	$118,850	$59,549	$751,486	$109,601	$1,313,769	$63,872,785	$65,186,554

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$14,804	$3,753	$18,136	$310,059	$1,213	$347,965	$25,401,984	$25,749,949
Real estate – construction	12,293	70	1,560	5,381	101	19,405	2,254,134	2,273,539
Commercial real estate – mortgage	10,473	3,270	927	111,982	4,155	130,807	11,593,351	11,724,158
Residential real estate – mortgage	69,474	34,440	8,572	173,843	64,898	351,227	13,014,520	13,365,747
Equity lines of credit	10,956	7,556	2,259	34,021	237	55,029	2,598,076	2,653,105
Equity loans	4,170	657	995	11,559	30,105	47,486	315,778	363,264
Credit card	6,710	4,804	11,929	—	—	23,443	616,074	639,517
Consumer direct	19,766	7,020	6,712	2,425	534	36,457	1,653,926	1,690,383
Consumer indirect	92,017	26,460	7,288	9,595	—	135,360	3,028,746	3,164,106
Total loans	$240,663	$88,030	$58,378	$658,865	$101,243	$1,147,179	$60,476,589	$61,623,768
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2018, $28 million of TDR modifications included an interest rate concession and $119 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2017, $7 million of TDR modifications included an interest rate concession and $246 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2016, $5 million of TDR modifications included an interest rate concession and $65 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	8	$122,182	26	$232,511	10	$44,569
Real estate – construction	2	307	—	—	2	3,504
Commercial real estate – mortgage	4	4,072	3	1,223	5	1,431
Residential real estate – mortgage	73	14,851	66	15,714	70	13,211
Equity lines of credit	11	289	41	1,858	82	3,869
Equity loans	25	2,687	30	1,246	17	1,369
Credit card	—	—	—	—	—	—
Consumer direct	16	2,158	—	—	4	35
Consumer indirect	—	—	14	209	128	2,148
Covered loans	—	—	2	103	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs was approximately $11.2 million and $27.1 million for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2016, the impact to the allowance for loan losses related to modifications classified as TDRs were not material.

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

	Years Ended December 31,
	2018		2017		2016
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	1	$686	—	$—
Real estate – construction	—	—	—	—	—	—
Commercial real estate – mortgage	—	—	—	—	—	—
Residential real estate – mortgage	7	834	1	505	—	—
Equity lines of credit	—	—	—	—	8	204
Equity loans	6	358	2	51	3	293
Credit card	—	—	—	—	—	—
Consumer direct	1	5	—	—	—	—
Consumer indirect	—	—	1	22	2	32
Covered loans	—	—	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At December 31, 2018 and 2017, there were $54.2 million and $15.9 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned, a component of other assets in the Company's Consolidated Balance Sheets, totaled $17 million at both December 31, 2018 and 2017. Other real estate owned included $14 million and $12 million of foreclosed residential real estate properties at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, there were $62 million and $57 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4) Loan Sales and Servicing
Loans held for sale were $69 million and $67 million at December 31, 2018 and 2017, respectively. Loans held for sale at December 31, 2018 and 2017 were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	2018	2017	2016
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$820,615
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	8,295
Loans and loans held for sale sold	293,996	204,058	1,044,800
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	2018	2017	2016
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$625,091	$660,484	$682,115
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	18,863	25,576	28,207
Servicing fees recognized (3)	11,213	10,841	10,825

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Net gains were recorded in mortgage banking income in the Company's Consolidated Statements of Income.

(3)
Beginning in 2018, recorded as a component of mortgage banking in the Company's Consolidated Statements of Income. 2017 and 2016 servicing fees are recorded as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	December 31, 2018	December 31, 2017
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,588,273	$4,635,334
MSRs (2)	51,539	49,597

(1)	These loans are not included in loans on the Company's Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Consolidated Balance Sheets.
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

The following table is an analysis of the activity in the Company’s MSRs.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Carrying value, at beginning of year	$49,597	$51,428	$44,541
Additions	6,874	7,098	10,118
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	6,985	2,233	7,093
Due to other changes in fair value (1)	(11,917)	(11,162)	(10,324)
Carrying value, at end of year	$51,539	$49,597	$51,428

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 19, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At December 31, 2018 and 2017, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	December 31,
	2018	2017
	(Dollars in Thousands)
Fair value of MSRs	$51,539	$49,597
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.7%	97.4%
Adjustable rate mortgage loans	2.3	2.6
Total	100.0%	100.0%
Weighted average life (in years)	6.6	6.6
Prepayment speed:	7.4%	9.7%
Effect on fair value of a 10% increase	(1,432)	(1,582)
Effect on fair value of a 20% increase	(2,778)	(3,068)
Weighted average option adjusted spread	6.5%	8.2%
Effect on fair value of a 10% increase	(1,627)	(1,568)
Effect on fair value of a 20% increase	(3,116)	(3,031)
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

(5) Premises and Equipment
A summary of the Company’s premises and equipment is presented below.

	December 31,
	2018	2017
	(In Thousands)
Land	$300,955	$304,160
Buildings	601,344	595,865
Furniture, fixtures and equipment	431,631	440,659
Software	990,187	897,587
Leasehold improvements	193,944	187,398
Construction / projects in progress	90,845	91,839
	2,608,906	2,517,508
Less: Accumulated depreciation and amortization	1,455,948	1,302,634
Total premises and equipment	$1,152,958	$1,214,874
The Company recognized $198.4 million, $194.3 million and $188.7 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2018, 2017 and 2016, respectively.
(6) Bank Owned Life Insurance
The Company maintains life insurance policies on certain of its executives and employees. At December 31, 2018 and 2017, the cash surrender values on the underlying life insurance policies totaled $736 million and $723 million, respectively, which are recorded as bank owned life insurance on the Company’s Consolidated Balance Sheets. These cash surrender values are classified separately from related split dollar life insurance arrangements of $8 million at both December 31, 2018 and 2017, respectively, which are recorded on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Changes to the underlying cash surrender value are recorded in noninterest income in the Company’s Consolidated Statements of Income and for the years ended December 31, 2018, 2017 and 2016 totaled $17.8 million, $17.1 million and $17.2 million, respectively.
(7) Goodwill
A summary of the activity related to the Company’s goodwill follows.

	Years Ended December 31,
	2018	2017
	(In Thousands)
Balance, at beginning of year
Goodwill	$9,835,400	$9,835,400
Accumulated impairment losses	(4,852,104)	(4,852,104)
Goodwill, net at beginning of year	4,983,296	4,983,296
Annual activity:
Goodwill acquired during the year	—	—
Disposition adjustments	—	—
Impairment losses	—	—
Balance, at end of year
Goodwill	9,835,400	9,835,400
Accumulated impairment losses	(4,852,104)	(4,852,104)
Goodwill, net at end of year	$4,983,296	$4,983,296
Goodwill is allocated to each of the Company's segments (each a reporting unit: Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Simple).

At December 31, 2018, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $2.7 billion, Retail Banking - $1.4 billion, and Corporate and Investment Banking - $896 million.
Through December 31, 2018, the Company had recognized accumulated goodwill impairment losses of $2.5 billion, $1.4 billion, and $249 million within the Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $784 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
In accordance with the applicable accounting guidance, the Company performs annual tests to identify potential impairment of goodwill. The tests are required to be performed annually and more frequently if events or circumstances indicate a potential impairment may exist. The Company completed its annual goodwill impairment test as of October 31, 2018 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Company evaluated events and circumstances since the last Step 1 impairment analysis performed as of October 31, 2017, macroeconomic conditions, banking industry and market conditions, and key financial metrics of the Company as well as reporting unit and overall Company performance. After assessing the totality of the events and circumstances, the Company determined it was not more likely than not that the fair values of the Company's three reporting units with goodwill were less than their respective carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.
(8) Deposits
Time deposits of $250,000 or less totaled $11.9 billion at December 31, 2018, while time deposits of more than $250,000 totaled $3.8 billion. At December 31, 2018, the scheduled maturities of time deposits were as follows.

(In Thousands)
2019	$11,586,203
2020	3,840,082
2021	131,396
2022	52,076
2023	89,605
Thereafter	7,433
Total	$15,706,795
At December 31, 2018 and 2017, demand deposit overdrafts reclassified to loans totaled $16 million and $20 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2018, the Company also had $7.9 billion of standby letters of credit issued by the FHLB to secure public deposits.

(9) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2018
Federal funds purchased	$—	—%	$82	$2,000
Securities sold under agreements to repurchase	102,275	3.73	109,770	183,511
Total	102,275		109,852	185,511
Other short-term borrowings	—	—	68,423	159,004
Total short-term borrowings	$102,275		$178,275	$344,515
As of and for the year ended
December 31, 2017
Federal funds purchased	$1,710	1.50%	$402	$1,710
Securities sold under agreements to repurchase	17,881	1.23	58,222	114,361
Total	19,591		58,624	116,071
Other short-term borrowings	17,996	1.48	1,703,738	2,771,539
Total short-term borrowings	$37,587		$1,762,362	$2,887,610
(10) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings including maturities and interest rates as of December 31, 2018.

		December 31,
	Maturity Dates	2018	2017
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 3.14%)	2021	$120,000	$120,000
Fixed rate (weighted average rate of 2.19%)	2019-2025	410,116	1,510,328
Total FHLB advances		530,116	1,630,328
Senior notes and subordinated debentures:
2.75% senior notes	2019	600,000	600,000
2.88% senior notes	2022	750,000	750,000
3.50% senior notes	2021	700,000	—
3.50% senior notes	2021	450,000	—
5.50% subordinated debentures	2020	227,764	227,764
3.88% subordinated debentures	2025	700,000	700,000
5.90% subordinated debentures	2026	71,086	71,086
Fair value of hedged senior notes and subordinated debentures		(22,349)	(867)
Net unamortized discount		(19,027)	(18,381)
Total senior notes and subordinated debentures		3,457,474	2,329,602
Total FHLB and other borrowings		$3,987,590	$3,959,930
In June 2018, the Bank issued $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021.
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
The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged senior notes and subordinated debentures as well as unamortized discounts and premiums, as of December 31, 2018.

	FHLB Advances	Senior Notes and Subordinated Debentures
	(In Thousands)
Maturing:
2019	$350,000	$595,912
2020	—	232,548
2021	120,000	1,149,509
2022	—	729,145
2023	—	—
Thereafter	60,116	750,360
Total	$530,116	$3,457,474
(11) Shareholder's Equity
Series A Preferred Stock
In December 2015, the Company completed the sale of 1,150 shares of its Floating Non-Cumulative Perpetual Preferred Stock, Series A at a per share prices of $200,000 to BBVA. As the sole holder of the Series A Preferred Stock, BBVA will be entitled to receive dividend payments only when, as and if declared by the Company’s Board of Directors or a duly authorized committee thereof. Any such dividends will be payable from the date of original issue at a floating rate per annum equal to the three-month U.S. dollar LIBOR as determined on the relevant dividend determination date plus 5.24%. Any such dividends will be payable on a non-cumulative basis, quarterly in arrears on March 1, June 1, September 1 and December 1, commencing March 1, 2016. Payment of dividends on the Series A Preferred Stock is subject to certain legal, regulatory and other restrictions. Redemption is solely at the Company's option. The Company may, at its option, redeem the Series A Preferred Stock (i) in whole or in part, from time to time, on any dividend payment date on or after December 1, 2022 or (ii) in whole but not in part at any time within 90 days of certain changes to regulatory capital requirements.
At both December 31, 2018 and 2017, the carrying amount of the Series A Preferred Stock, including related surplus, net of issuance costs was approximately $229 million.
Class B Preferred Stock
In December 2000, a subsidiary of the Bank issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $22 million and $23 million at December 31, 2018 and 2017, respectively, and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock qualifies as Tier 1 capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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
(12) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income (loss).

	December 31, 2018
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding losses arising during period from debt securities available for sale	$(2,925)	$(797)	$(2,128)
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—
Net change in unrealized losses on debt securities available for sale	(2,925)	(797)	(2,128)
Change in unamortized net holding losses on debt securities held to maturity	9,120	2,104	7,016
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(39,904)	(9,417)	(30,487)
Less: non-credit related impairment on debt securities held to maturity	397	94	303
Change in unamortized non-credit related impairment on debt securities held to maturity	1,036	237	799
Net change in unamortized holding losses on debt securities held to maturity	(30,145)	(7,170)	(22,975)
Unrealized holding gains arising during period from cash flow hedge instruments	46,406	15,466	30,940
Change in defined benefit plans	6,142	1,409	4,733
Other comprehensive income	$19,478	$8,908	$10,570

	December 31, 2017
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from debt securities available for sale	$(20,089)	$(5,143)	$(14,946)
Less: reclassification adjustment for net gains on sale of debt securities in net income	3,033	776	2,257
Net change in unrealized losses on debt securities available for sale	(23,122)	(5,919)	(17,203)
Change in unamortized net holding losses on debt securities held to maturity	5,076	1,132	3,944
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—
Less: non-credit related impairment on debt securities held to maturity	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	1,556	565	991
Net change in unamortized holding losses on debt securities held to maturity	6,632	1,697	4,935
Unrealized holding losses arising during period from cash flow hedge instruments	(35,768)	(21,083)	(14,685)
Change in defined benefit plans	(3,501)	(1,301)	(2,200)
Other comprehensive loss	$(55,759)	$(26,606)	$(29,153)

	December 31, 2016
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from debt securities available for sale	$(76,706)	$(28,668)	$(48,038)
Less: reclassification adjustment for net gains on sale of debt securities in net income	30,037	11,226	18,811
Net change in unrealized losses on debt securities available for sale	(106,743)	(39,894)	(66,849)
Change in unamortized net holding losses on debt securities held to maturity	5,848	2,235	3,613
Less: non-credit related impairment on debt securities held to maturity	151	55	96
Change in unamortized non-credit related impairment on debt securities held to maturity	1,438	487	951
Net change in unamortized holding losses on debt securities held to maturity	7,135	2,667	4,468
Unrealized holding losses arising during period from cash flow hedge instruments	(5,882)	(2,209)	(3,673)
Change in defined benefit plans	(4,826)	(1,964)	(2,862)
Other comprehensive loss	$(110,316)	$(41,400)	$(68,916)
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2016	$(119,562)	$(10,080)	$(32,028)	$(6,582)	$(168,252)
Other comprehensive loss before reclassifications	(14,946)	(14,252)	—	—	(29,198)
Amounts reclassified from accumulated other comprehensive income (loss)	1,687	(433)	(2,200)	991	45
Net current period other comprehensive income (loss)	(13,259)	(14,685)	(2,200)	991	(29,153)
Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)

Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Other comprehensive loss before reclassifications	(32,615)	(4,394)	—	(303)	(37,312)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
Amounts reclassified from accumulated other comprehensive income	7,016	35,334	4,733	799	47,882
Net current period other comprehensive income (loss)	(25,612)	30,940	4,733	496	10,557
Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)			Consolidated Statement of Income Caption
	December 31, 2018	December 31, 2017	December 31, 2016
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$—	$3,033	$30,037	Debt securities gains, net
	(9,120)	(5,076)	(5,848)	Interest on debt securities held to maturity
	(9,120)	(2,043)	24,189
	2,104	356	(8,991)	Income tax benefit (expense)
	$(7,016)	$(1,687)	$15,198	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(45,027)	$3,496	$8,370	Interest and fees on loans
	(1,288)	(2,441)	(4,629)	Interest and fees on FHLB advances
	(46,315)	1,055	3,741
	10,981	(622)	(1,405)	Income tax benefit (expense)
	$(35,334)	$433	$2,336	Net of tax

Defined Benefit Plan Adjustment	$(6,142)	$3,501	$4,826	(2)
	1,409	(1,301)	(1,964)	Income tax benefit (expense)
	$(4,733)	$2,200	$2,862	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(1,036)	$(1,556)	$(1,438)	Interest on debt securities held to maturity
	237	565	487	Income tax benefit
	$(799)	$(991)	$(951)	Net of tax

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, for additional details).

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

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,923,950	$13,479	$28,479	$2,223,950	$19,399	$16,831
Total fair value hedges		13,479	28,479		19,399	16,831
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	1,500,000	2,367	—	9,075,000	325	2
Swaps related to FHLB advances	120,000	—	1,938	120,000	—	4,424
Foreign currency contracts:
Forwards related to currency fluctuations	5,272	174	—	3,220	—	144
Total cash flow hedges		2,541	1,938		325	4,570
Total derivatives designated as hedging instruments		$16,020	$30,417		$19,724	$21,401

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$166,641	$187	$1,021	$141,000	$85	$130
Option contracts related to mortgage servicing rights	—	—	—	40,000	38	—
Interest rate lock commitments	91,395	2,012	—	114,184	2,416	—
Equity contracts:
Purchased equity option related to equity-linked CDs	450,660	14,185	—	810,011	39,791	—
Written equity option related to equity-linked CDs	389,030	—	12,434	718,428	—	35,562
Foreign exchange contracts:
Forwards related to commercial loans	413,127	1,565	1,109	358,729	291	3,501
Spots related to commercial loans	19,911	24	2	83,338	84	245
Swap associated with sale of Visa, Inc. Class B shares	111,466	—	3,706	99,826	—	2,496
Futures contracts (3)	3,223,000	—	—	1,449,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	34,436,223	149,269	130,704	30,472,359	133,516	134,073
Foreign exchange contracts for customers	1,140,665	19,465	17,341	514,185	12,149	10,524
Total trading account assets and liabilities		168,734	148,045		145,665	144,597
Total free-standing derivative instruments not designated as hedging instruments		$186,707	$166,317		$188,370	$186,531

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
The Company recognized no gains or losses for the years ended December 31, 2018, 2017 and 2016 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2018, the fair value hedges had a weighted average expected remaining term of 3.3 years.
The following table reflects the change in fair value for interest rate contracts and the related hedged items as well as other gains and losses related to fair value hedges including gains and losses recognized because of hedge ineffectiveness.

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2018	2017	2016
		(In Thousands)
Change in fair value of interest rate contracts:
Interest rate swaps hedging long term debt	Interest on FHLB and other borrowings	$(19,952)	$(33,092)	$(25,906)
Hedged long term debt	Interest on FHLB and other borrowings	19,124	34,839	25,411
Other gains on interest rate contracts:
Interest and amortization related to interest rate swaps on hedged long term debt	Interest on FHLB and other borrowings	3,510	29,483	41,391
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of the money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2018, 2017 and 2016.
At December 31, 2018, cash flow hedges not terminated had a net fair value of $603 thousand and a weighted average life of 3.4 years. Net losses of $2.1 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 5.0 years.
The following table presents the effect of derivative instruments designated and qualifying as cash flow hedges on the Company’s Consolidated Balance Sheets and the Company’s Consolidated Statements of Income.

	Gain (Loss) for the Years Ended
	December 31,
	2018	2017	2016
	(In Thousands)
Interest rate and foreign currency exchange contracts:
Net change in amount recognized in other comprehensive income	$30,940	$(14,685)	$(3,673)
Amount reclassified from accumulated other comprehensive income (loss) into net income	(46,315)	1,055	3,741
Amount of ineffectiveness recognized in net income	659	13	(714)
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

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2018	2017	2016
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(194)	$123	$(138)
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(790)	(2,030)	857
Interest rate lock commitments	Mortgage banking income	(404)	24	(482)
Interest rate contracts for customers	Corporate and correspondent investment sales	35,326	29,155	24,507
Option contracts related to mortgage servicing rights	Mortgage banking income	(38)	(605)	(264)
Commodity contracts:
Commodity contracts for customers	Corporate and correspondent investment sales	—	—	(6)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(27,144)	(18,704)	(2,178)
Written equity option related to equity-linked CDs	Other expense	24,524	18,581	3,515
Foreign currency contracts:
Swap and forward contracts related to commercial loans	Other income	36,353	(38,885)	12,368
Spot contracts related to commercial loans	Other income	(3,898)	5,512	451
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	16,232	10,451	3,971
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2018, interest rate swap agreements and options classified as trading were substantially matched. The

Company had credit risk of $169 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no material net credit losses associated with derivative instruments classified as trading for the years ended December 31, 2018 and 2017. There were $2.5 million in net credit losses associated with derivative instruments classified as trading for the year ended December 31, 2016. At December 31, 2018 and 2017, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions held for hedging purposes are primarily executed in the over-the-counter market. These positions have credit risk of $16 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2018, 2017 and 2016. At December 31, 2018 and 2017, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2018 and 2017, the Company had recorded the right to reclaim cash collateral of $97 million and $92 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $22 million and $24 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2018 was $24 million for which the Company has collateral requirements of $23 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2018, the Company’s collateral requirements to its counterparties would increase by $1 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2017 was $31 million for which the Company had collateral requirements of $30 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2018
Derivative financial assets:
Subject to a master netting arrangement	$82,168	$—	$82,168	$—	$18,932	$63,236
Not subject to a master netting arrangement	120,559	—	120,559	—	—	120,559
Total derivative financial assets	$202,727	$—	$202,727	$—	$18,932	$183,795

Derivative financial liabilities:
Subject to a master netting arrangement	$99,579	$—	$99,579	$—	$96,917	$2,662
Not subject to a master netting arrangement	97,155	—	97,155	—	—	97,155
Total derivative financial liabilities	$196,734	$—	$196,734	$—	$96,917	$99,817

December 31, 2017
Derivative financial assets:
Subject to a master netting arrangement	$93,409	$—	$93,409	$—	$21,423	$71,986
Not subject to a master netting arrangement	114,685	—	114,685	—	—	114,685
Total derivative financial assets	$208,094	$—	$208,094	$—	$21,423	$186,671

Derivative financial liabilities:
Subject to a master netting arrangement	$108,955	$—	$108,955	$4,545	$92,396	$12,014
Not subject to a master netting arrangement	98,977	—	98,977	—	—	98,977
Total derivative financial liabilities	$207,932	$—	$207,932	$4,545	$92,396	$110,991

(1)
The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

(14) Securities Financing Activities
Netting of Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
The Company has various financial asset and liabilities that are subject to enforceable master netting agreements or similar agreements. The Company's derivatives that are subject to enforceable master netting agreements or similar transactions are discussed in Note 13, Derivatives and Hedging. The Company enters into agreements under which it purchases or sells securities subject to an obligation to resell or repurchase the same or similar securities. Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and recorded at the amounts at which the securities were purchased or sold plus accrued interest. The securities pledged as collateral are generally U.S. Treasury securities and other U.S. government agency securities and mortgage-backed securities.

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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2018
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$246,844	$136,897	$109,947	$109,947	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$239,172	$136,897	$102,275	$102,275	$—	$—

December 31, 2017
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$93,664	$67,751	$25,913	$25,913	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$85,632	$67,751	$17,881	$17,881	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
	(In Thousands)
December 31, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies securities	$190,650	$—	$—	$—	$190,650
Mortgage-backed securities	—	—	48,522	—	48,522
Total	$190,650	$—	$48,522	$—	$239,172

December 31, 2017
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies securities	$4,906	$—	$12,900	$4,981	$22,787
Mortgage-backed securities	—	—	62,845	—	62,845
Total	$4,906	$—	$75,745	$4,981	$85,632
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company mitigates the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At December 31, 2018, the fair value of collateral received related to securities purchased under agreements to resell was $251 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $247 million. At December 31, 2017, the fair value of collateral received related to securities purchased under agreements to resell was $94 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $91 million.
(15) Commitments, Contingencies and Guarantees
Lease Commitments
The Company leases certain facilities and equipment for use in its businesses. The leases for facilities are generally for periods of 10 to 20 years with various renewal options, while leases for equipment generally have terms not in excess of five years. The majority of the leases for facilities contain rental escalation clauses tied to changes in price indices. Certain real property leases contain purchase options. Management expects that most leases will be renewed or replaced with new leases in the normal course of business. At December 31, 2018, the Company had $21.7 million of assets recorded as capital leases for which $12.1 million of accumulated depreciation had been recognized.

The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2018:

	Operating Lease	Capital Lease
	(In Thousands)
2019	$54,802	$2,191
2020	49,971	2,227
2021	45,108	2,136
2022	39,763	1,904
2023	33,416	1,496
Thereafter	105,934	7,028
Total	$328,994	$16,982
The Company incurred lease expense of $86.8 million, $84.3 million and $81.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company received lease income of $7.7 million, $6.8 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to space leased to third parties.
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit.

	December 31,
	2018	2017
	(In Thousands)
Commitments to extend credit	$28,827,897	$27,743,387
Standby and commercial letters of credit	1,249,205	1,446,903
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At December 31, 2018 and 2017, the recorded amount of these deferred fees was $8 million and $9 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2018, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.2 billion. At December 31, 2018 and 2017, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet of $66 million and $83 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both December 31, 2018 and 2017, the amount of potential recourse was $19 million, of which the Company had reserved $793 thousand which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.

The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At December 31, 2018 and 2017, the Company recorded $1.2 million and $1.3 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold.
Low Income Housing Tax Credit Partnerships
The Company has committed to make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments will be to facilitate the sale of additional affordable housing product offerings and to assist in achieving goals associated with the Community Reinvestment Act, and to achieve a satisfactory return on capital. The total unfunded commitment associated with these investments at December 31, 2018 and 2017 were $175 million and $373 million, respectively and were recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
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

In January 2014, the Bank was named as a defendant in a lawsuit filed in the District Court of Dallas County, Texas, David Bagwell, individually and as Trustee of the David S. Bagwell Trust, et al. v. BBVA Compass, et al., wherein the plaintiffs (who are the borrowers and guarantors of the underlying loans) allege that BBVA Compass wrongfully sold their loans to a third party after representing that it would not do so. The plaintiffs seek unspecified monetary relief. Following trial in December 2017, the jury rendered a verdict in favor of the plaintiffs totaling $98 million. On June 27, 2018, the court entered a judgment in favor of the plaintiffs in the amount of $96 million, which includes prejudgment interest. The Bank has appealed and will vigorously contest the judgment on appeal. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In March 2015, the Bank was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA Compass, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that the Bank wrongfully sold their loan to a third party, and wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2016, BSI was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration materials and prospectuses filed with the SEC in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline and underwritten by BSI, among others. The plaintiffs seek unspecified monetary relief. On April 2, 2018, the court granted the defendants' motion to dismiss with prejudice. The plaintiffs have appealed. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In December 2016, the Bank was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Robert Hossfeld, individually and on behalf of all others similarly situated v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of customer satisfaction survey calls to the cell phones of individuals who have not given, or who have withdrawn, consent to receive calls on their cell phones. The plaintiffs seek unspecified monetary relief. The parties reached a settlement in principle on November 6, 2018, and are working on the settlement documents for court approval.

The Company and the Bank have been named in two proceedings involving David L. Powell: one that was filed in January 2017 with the Federal Conciliation and Arbitration Labor Board of Mexico City, Mexico, David Lannon Powell Finneran v. BBVA Compass Bancshares, Inc., et al., and one that was filed in April 2018 in the United States District Court for the Northern District of Texas, David L. Powell, et al. v. BBVA Compass. Powell alleges discrimination and wrongful termination in both proceedings, and seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In September 2017, the Bank was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, dismissed and refiled in the Circuit Court of Jefferson County, Alabama, Lara Bellissimo, et al. individually and on behalf of similarly situated individuals v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of collections calls to the cell phones of individuals who were not the individuals that provided the phone numbers to the Bank. The plaintiffs seek unspecified monetary relief. The parties reached a settlement on February 13, 2018, which has been approved by the court.

In November 2017, the Banks was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the Northern District of Texas, Stabilis Fund II, LLC v. BBVA Compass, alleging that the Bank fraudulently induced the plaintiff to purchase a loan that subsequently became the subject of litigation. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In March 2018, the Company and BSI were named as defendants in a putative class action lawsuit filed in the United States District Court for the Southern District of New York, In re Mexican Government Bonds Antitrust Litigation, alleging that the defendant financial institutions engaged in collusion with respect to the purchase and sale of Mexican government bonds. Five substantially similar lawsuits were filed and consolidated with the original lawsuit. The plaintiffs seek injunctive and unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At December 31, 2018, the Company had accrued legal reserves in the amount of $25 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $87 million. This estimated range of reasonably possible losses is based on information available at December 31, 2018. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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
Income Tax Review
The Company is subject to review and examination from various tax authorities. The Company is currently under examination by a number of states, and has received notices of proposed adjustments related to state income taxes due for prior years. Management believes that adequate provisions for income taxes have been recorded. Refer to Note 18, Income Taxes, for additional information on various tax audits.
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
At December 31, 2018, the Company and the Bank, remain above the applicable U.S. regulatory capital requirements. Under the U.S. Basel III capital rule, the current minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject are as follows:

	2018 (1)	2017 (2)
CET1 Risk-Based Capital Ratio	6.375%	5.750%
Tier 1 Risk-Based Capital Ratio	7.875	7.250
Total Risk-Based Capital Ratio	9.875	9.250
Tier 1 Leverage Ratio	4.000	4.000

(1)	At December 31, 2018, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 1.875%.

(2)	At December 31, 2017, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 1.25%.

The following table presents the Transitional Basel III regulatory capital ratios at December 31, 2018 and 2017 for the Company and the Bank.

	Amount		Ratios
	2018	2017	2018	2017
	(Dollars in Thousands)
Risk-based capital
CET1:
BBVA Compass Bancshares, Inc.	$8,457,585	$7,964,877	12.00%	11.80%
Compass Bank	7,741,203	7,301,630	11.03	10.88
Tier 1:
BBVA Compass Bancshares, Inc.	8,691,785	8,199,077	12.33	12.15
Compass Bank	7,745,403	7,305,830	11.04	10.89
Total:
BBVA Compass Bancshares, Inc.	10,216,625	9,689,834	14.49	14.36
Compass Bank	9,440,037	9,007,719	13.45	13.43
Leverage:
BBVA Compass Bancshares, Inc.	8,691,785	8,199,077	10.03	9.98
Compass Bank	7,745,403	7,305,830	9.11	9.10
Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $2.1 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2018; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2018 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances approximated $2.2 billion and $2.8 billion for the years ended December 31, 2018 and 2017, respectively.
(17) Benefit Plans
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

The following tables summarize the Company’s defined benefit pension plan.
Obligations and Funded Status

	Years Ended December 31,
	2018	2017
	(In Thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$363,852	$340,191
Service cost	509	3,542
Interest cost	11,565	11,685
Actuarial (gain) loss	(27,137)	22,171
Benefits paid	(14,499)	(13,737)
Benefit obligation, at end of year	334,290	363,852
Change in plan assets:
Fair value of plan assets, at beginning of year	348,925	336,627
Actual return on plan assets	(5,631)	26,035
Benefits paid	(14,499)	(13,737)
Fair value of plan assets, at end of year	328,795	348,925

Funded status	(5,495)	(14,927)
Net actuarial loss	31,193	43,430
Net amount recognized	$25,698	$28,503
Amounts recognized on the Company’s Consolidated Balance Sheets consist of:

	December 31,
	2018	2017
	(In Thousands)
Accrued expenses and other liabilities	$(5,495)	$(14,927)
Deferred tax – other assets	7,402	10,267
Accumulated other comprehensive loss	23,791	33,163
Net amount recognized	$25,698	$28,503
The accumulated benefit obligation for the Company’s defined benefit pension plan was $334 million and $364 million at December 31, 2018 and 2017, respectively.
The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income are as follows.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Service cost	$509	$3,542	$3,784
Interest cost	11,565	11,685	11,668
Expected return on plan assets	(9,529)	(10,087)	(10,446)
Recognized actuarial loss	259	—	—
Net periodic benefit cost	$2,804	$5,140	$5,006

The following table provides additional information related to the Company’s defined benefit pension plan.

	Years Ended December 31,
	2018	2017
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$(9,372)	$9,625

Weighted average assumption used to determine benefit obligation at December 31:
Discount rate	4.23%	3.57%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate - benefit obligations	3.57%	4.04%
Discount rate - service cost	N/A	4.22%
Discount rate - interest cost	3.25%	3.51%
Expected return on plan assets	2.79%	3.06%
Rate of compensation increase	N/A	3.00%
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
Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2019	$15,030
2020	16,026
2021	17,034
2022	18,080
2023	18,911
2024-2028	103,344
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2018 and include benefits attributable to estimated future employee service.
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

The following table presents the fair value of the Company’s defined benefit pension plan assets.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2018
Assets:
Cash and cash equivalents	$19,680	$19,680	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	215,877	199,452	16,425	—
States and political subdivisions	5,615	—	5,615	—
Corporate bonds	87,623	—	87,623	—
Total fixed income securities	309,115	199,452	109,663	—
Fair value of plan assets	$328,795	$219,132	$109,663	$—

December 31, 2017
Assets:
Cash and cash equivalents	$18,985	$18,985	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	235,621	218,200	17,421	—
States and political subdivisions	6,401	—	6,401	—
Corporate bonds	87,918	—	87,918	—
Total fixed income securities	329,940	218,200	111,740	—
Fair value of plan assets	$348,925	$237,185	$111,740	$—
In general, the fair value applied to the Company’s defined benefit pension plan assets is based upon quoted market prices or Level 1 measurements, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use observable market based parameters as inputs, or Level 2 measurements. Level 3 measurements include discounted cash flow analyses based on assumptions that are not readily observable in the market place, such as projections of future cash flows, loss assumptions and discount rates. See Note 19, Fair Value Measurements, for a further discussion of the fair value hierarchy.
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $30 million and $33 million at December 31, 2018 and 2017, respectively, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans were $1.8 million, $1.5 million and $2.0 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, the Company had $9.5 million and $11.6 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.
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
In aggregate, the Company recognized $41.3 million, $38.1 million, and $37.2 million of expense recorded in salaries, benefits and commissions in the Company's Consolidated Statements of Income related to this defined contribution plan for the years ended December 31, 2018, 2017, and 2016, respectively.
(18) Income Taxes
Income tax expense consisted of the following:

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Current income tax expense:
Federal	$161,375	$158,531	$154,572
State	28,721	19,588	13,322
Total	190,096	178,119	167,894
Deferred income tax expense (benefit):
Federal	(1,925)	141,093	(19,973)
State	(3,493)	(3,136)	(1,900)
Total	(5,418)	137,957	(21,873)
Total income tax expense	$184,678	$316,076	$146,021
Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	Years Ended December 31,
	2018		2017		2016
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$199,103	21.0%	$271,902	35.0%	$181,140	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(41,272)	(4.4)	(56,814)	(7.3)	(51,246)	(9.9)
FDIC insurance	13,782	1.5	—	—	—	—
Bank owned life insurance	(3,743)	(0.4)	(5,988)	(0.8)	(6,035)	(1.2)
Goodwill impairment	—	—	—	—	20,965	4.0
State income tax, net of federal income taxes	18,170	1.9	14,118	1.8	7,106	1.4
Revaluation of net deferred tax assets (1)	(8,577)	(0.9)	121,244	15.7	—	—
Income tax credits (2)	8,133	0.9	(25,635)	(3.3)	(11,257)	(2.2)
Change in valuation allowance	1,017	0.1	(1,167)	(0.2)	402	0.1
Other	(1,935)	(0.2)	(1,584)	(0.2)	4,946	1.0
Income tax expense	$184,678	19.5%	$316,076	40.7%	$146,021	28.2%

(1)
Includes $(5.0) million and $40 million of (benefit) expense related to items in accumulated other comprehensive income in which the related tax effects were originally recognized in other comprehensive income for December 31, 2018 and 2017, respectively.

(2)
Includes $11.4 million of expense for December 31, 2018 related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments. See Note 1, Summary of Significant Accounting Policies, for additional details.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into legislation, which reduces the corporate tax rate from 35% to 21% effective January 1, 2018. ASC Topic 740, Income Taxes, requires the effect of a change in tax laws or rates to be recognized as of the date of enactment. The Company has recorded tax expense of $121.2 million, primarily due to the remeasurement of deferred tax assets and liabilities at the federal tax rate of 21%. At December 31, 2017, the Company has recorded the effects of the change in tax law for the deferred tax assets and tax liabilities for which the accounting is complete and reported provisional amounts for the effects of the tax law changes for the deferred tax assets and liabilities for which the accounting is not complete, but for which a reasonable estimate can be determined. The Company adjusted the provisional amounts in 2018 when it filed its federal tax return for the tax year 2017.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
	2018	2017
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$205,433	$197,563
Accrued expenses	85,283	89,847
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	69,483	73,424
Other real estate owned	241	467
Nonaccrual interest	19,472	17,737
Federal net operating loss carryforwards	3,962	6,906
Other	37,306	35,416
Gross deferred taxes	421,180	421,360
Valuation allowance	(11,974)	(11,641)
Total deferred tax assets	409,206	409,719
Deferred tax liabilities:
Premises and equipment	138,486	147,542
Core deposit and other acquired intangibles	7,203	6,864
Capitalized loan costs	35,129	32,584
Loan valuation	6,513	1,648
Other	12,559	12,832
Total deferred tax liabilities	199,890	201,470
Net deferred tax asset	$209,316	$208,249
As of December 31, 2018 and 2017, the Company has approximately $49 thousand and $14.1 million of federal net operating loss carryforwards for future utilization, primarily attributable to Simple in 2017. These losses begin to expire in 2034. The Company believes that it is more likely than not that the benefit from these deferred tax assets will be realized.
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2018 and 2017. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $4.0 million against the assets at both December 31, 2018 and 2017.
Additionally, the Company has state net operating loss carryforwards of approximately $215.0 million and $231.0 million at December 31, 2018 and 2017, respectively.  These state net operating losses expire in years 2019 through 2037.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $8.0 million and $7.7 million at December 31, 2018 and 2017, respectively, related to these state net operating loss carryforwards.

The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Unrecognized income tax benefits, at beginning of year	$14,916	$13,615	$16,552
Increases for tax positions related to:
Prior years	215	414	—
Current year	2,887	2,196	1,933
Decreases for tax positions related to:
Prior years	(111)	—	(2,185)
Current year	—	—	—
Settlement with taxing authorities	(8,617)	—	(1,174)
Expiration of applicable statutes of limitation	(2,099)	(1,309)	(1,511)
Unrecognized income tax benefits, at end of year	$7,191	$14,916	$13,615
During the years ended December 31, 2018, 2017 and 2016, the Company recognized benefits of $772 thousand, $872 thousand and $1.8 million, respectively, for interest and penalties related to the unrecognized tax benefits noted above. At December 31, 2018 and 2017, the Company had approximately $527 thousand and $4.3 million, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2018, 2017 and 2016 were $7.2 million, $14.9 million and $13.6 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2015-2018
Various states (1)	2014-2018
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.
It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $1 million in 2019 due to statute expiration and audit settlement.
(19) Fair Value Measurements
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
Trading account assets and liabilities and debt securities available for sale – Trading account assets and liabilities and debt securities available for sale consist of U.S. Treasury securities and other U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, debt obligations of state and political subdivisions, other debt securities, and derivative contracts.

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

•
Other debt securities consist of foreign and corporate debt. Foreign and corporate debt valuations are based on information and assumptions that are observable in the market place. The valuations for these securities are therefore classified as Level 2 measurements.

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
At both December 31, 2018 and 2017, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net gains (losses) of $596 thousand, $748 thousand and $(658) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2018, 2017, and 2016, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(790) thousand, $(2.0) million and $857 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2018
Residential mortgage loans held for sale	$68,766	$66,052	$2,714
December 31, 2017
Residential mortgage loans held for sale	$67,110	$64,992	$2,118
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
Other assets - equity securities – A component of other assets measured at fair value on a recurring basis are mutual funds and U.S. government agency equity securities. Mutual funds are valued based on quoted market prices of identical assets trading on active exchanges. These valuations are Level 1 measurements. U.S. government agency equity securities are valued based on quoted market prices of identical assets trading on active exchanges. These valuations thus qualify as Level 1 measurements.

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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$68,922	$68,922	$—	$—
Interest rate contracts	149,269	—	149,269	—
Foreign exchange contracts	19,465	—	19,465	—
Total trading account assets	237,656	68,922	168,734	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	5,431,467	4,746,335	685,132	—
Agency mortgage-backed securities	2,129,821	—	2,129,821	—
Agency collateralized mortgage obligations	3,418,979	—	3,418,979	—
States and political subdivisions	949	—	949	—
Total debt securities available for sale	10,981,216	4,746,335	6,234,881	—
Loans held for sale	68,766	—	68,766	—
Derivative assets:
Interest rate contracts	18,045	—	16,033	2,012
Equity contracts	14,185	—	14,185	—
Foreign exchange contracts	1,763	—	1,763	—
Total derivative assets	33,993	—	31,981	2,012
Other assets:
Equity securities	17,839	17,839	—	—
MSR	51,539	—	—	51,539
SBIC	80,074	—	—	80,074
Liabilities:
Trading account liabilities:
Interest rate contracts	$130,704	$—	$130,704	$—
Foreign exchange contracts	17,341	—	17,341	—
Total trading account liabilities	148,045	—	148,045	—
Derivative liabilities:
Interest rate contracts	31,438	—	31,438	—
Equity contracts	12,434	—	12,434	—
Foreign exchange contracts	1,111	—	1,111	—
Total derivative liabilities	44,983	—	44,983	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the years ended December 31, 2018 and 2017. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Trading Assets	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2016	$859	$2,392	$51,428	$15,639
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(859)	24	(8,929)	10,088
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	19,315
Issuances	—	—	7,098	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, December 31, 2017	$—	$2,416	$49,597	$45,042
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2017	$(859)	$24	$(8,929)	$10,088

Balance, December 31, 2017	$—	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	—	(404)	(4,932)	3,961
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	31,071
Issuances	—	—	6,874	—
Sales	—	—	—	—
Settlements	—	—	—	—
Balance, December 31, 2018	$—	$2,012	$51,539	$80,074
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2018	$—	$(404)	$(4,932)	$3,961

(1)	Included in noninterest income in the Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2018 and 2017 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$4,380	$—	$—	$4,380	$(592)
Impaired loans (1)	57,968	—	—	57,968	(62,317)
OREO	16,869	—	—	16,869	(3,019)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$1,659	$—	$—	$1,659	$(242)
Impaired loans (1)	70,749	—	—	70,749	(90,553)
OREO	17,278	—	—	17,278	(5,577)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts	$2,012	Discounted cash flow	Closing ratios (pull-through)	15.0% - 99.6% (61.5%)
			Cap grids	0.5% - 3.1% (1.0%)
Other assets - MSRs	51,539	Discounted cash flow	Option adjusted spread	6.3% - 8.5% (6.5%)
			Constant prepayment rate or life speed	0.0% - 43.6% (9.6%)
			Cost to service	$65 - $4,000 ($84)
Other assets - SBIC investments	80,074	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$4,380	Discounted cash flow	Prepayment rate	8.4%
			Default rate	9.4%
			Loss severity	83.5%
Impaired loans	57,968	Appraised value	Appraised value	0.0% - 70.0% (14.6%)
OREO	16,869	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2017	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts	2,416	Discounted cash flow	Closing ratios (pull-through)	24.9% - 99.3% (66.1%)
			Cap grids	0.2% - 2.3% (0.9%)
Other assets - MSRs	49,597	Discounted cash flow	Option adjusted spread	4.6% - 17.2% (8.2%)
			Constant prepayment rate or life speed	0.0% - 46.7% (8.6%)
			Cost to service	$65 - $4,000 ($81)
Other assets - SBIC investments	45,042	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$1,659	Discounted cash flow	Prepayment rate	5.1%
			Default rate	4.8%
			Loss severity	70.6%
Impaired loans	70,749	Appraised value	Appraised value	0.0% - 100.0% (19.2%)
OREO	17,278	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.

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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,332,626	$3,332,626	$3,332,626	$—	$—
Debt securities held to maturity	2,885,613	2,925,420	—	2,106,510	818,910
Loans, net	64,301,312	61,186,996	—	—	61,186,996
Liabilities:
Deposits	$72,167,987	$72,175,418	$—	$72,175,418	$—
FHLB and other borrowings	3,987,590	3,935,945	—	3,935,945	—
Federal funds purchased and securities sold under agreements to repurchase	102,275	102,275	—	102,275	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$4,082,826	$4,082,826	$4,082,826	$—	$—
Debt securities held to maturity	1,046,093	1,040,543	—	—	1,040,543
Loans, net	60,781,008	57,906,982	—	—	57,906,982
Liabilities:
Deposits	$69,256,313	$69,302,597	$—	$69,302,597	$—
FHLB and other borrowings	3,959,930	4,010,308	—	4,010,308	—
Federal funds purchased and securities sold under agreements to repurchase	19,591	19,591	—	19,591	—

(20) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$592,747	$458,660	$460,766
Net income taxes paid	146,016	164,875	163,917
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$22,908	$28,986	$26,235
Transfer of loans to loans held for sale	—	—	828,910
Transfer of available for sale debt securities to held to maturity debt securities	1,017,275	—	—
Issuance of restricted stock, net of cancellations	—	(689)	(1,686)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash and cash equivalents	$3,332,626	$4,082,826	$3,251,786
Restricted cash in other assets	168,754	188,124	167,702
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,501,380	$4,270,950	$3,419,488
Restricted cash primarily represents cash collateral related to the Company's derivatives as well as amounts restricted for regulatory purposes related to BSI and BBVA Compass Payments, Inc. Restricted cash is included in other assets on the Company’s Consolidated Balance Sheets.
(21) Segment Information
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
At December 31, 2018, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.

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
The following table presents the segment information for the Company’s segments.

	December 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,210,050	$1,067,708	$174,723	$(69,938)	$224,035	$2,606,578
Allocated provision (credit) for loan losses	71,136	220,240	(57,700)	(1,177)	132,921	365,420
Noninterest income	246,166	455,582	159,991	20,123	175,047	1,056,909
Noninterest expense	717,274	1,173,619	155,404	22,809	280,854	2,349,960
Net income (loss) before income tax expense (benefit)	667,806	129,431	237,010	(71,447)	(14,693)	948,107
Income tax expense (benefit)	140,239	27,180	49,772	(15,004)	(17,509)	184,678
Net income (loss)	527,567	102,251	187,238	(56,443)	2,816	763,429
Less: net income (loss) attributable to noncontrolling interests	358	—	—	1,655	(32)	1,981
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$527,209	$102,251	$187,238	$(58,098)	$2,848	$761,448
Average total assets	$38,726,839	$18,688,884	$8,295,416	$16,173,962	$7,690,936	$89,576,037

	December 31, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$1,112,131	$916,692	$157,793	$65,615	$77,936	$2,330,167
Allocated provision for loan losses	70,748	192,499	6,906	—	17,540	287,693
Noninterest income	216,068	449,782	183,439	22,660	174,026	1,045,975
Noninterest expense	654,666	1,195,758	148,754	24,921	287,488	2,311,587
Net income (loss) before income tax expense (benefit)	602,785	(21,783)	185,572	63,354	(53,066)	776,862
Income tax expense (benefit)	210,975	(7,624)	64,950	22,174	25,601	316,076
Net income (loss)	391,810	(14,159)	120,622	41,180	(78,667)	460,786
Less: net income attributable to noncontrolling interests	299	—	—	1,685	21	2,005
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$391,511	$(14,159)	$120,622	$39,495	$(78,688)	$458,781
Average total assets	$36,070,626	$18,072,367	$10,073,583	$15,475,864	$7,665,858	$87,358,298

	December 31, 2016
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,172,343	$878,725	$158,327	$(14,257)	$(127,457)	$2,067,681
Allocated provision for loan losses	124,054	109,990	56,963	—	11,582	302,589
Noninterest income	215,760	447,788	187,743	59,299	145,384	1,055,974
Noninterest expense	651,669	1,150,381	181,635	21,096	298,741	2,303,522
Net income (loss) before income tax expense (benefit)	612,380	66,142	107,472	23,946	(292,396)	517,544
Income tax expense (benefit)	214,333	23,149	37,615	8,381	(137,457)	146,021
Net income (loss)	398,047	42,993	69,857	15,565	(154,939)	371,523
Less: net income attributable to noncontrolling interests	310	—	—	1,713	(13)	2,010
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$397,737	$42,993	$69,857	$13,852	$(154,926)	$369,513
Average total assets	$35,954,006	$18,173,613	$13,333,247	$16,220,449	$7,383,045	$91,064,360
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
Funds transfer pricing was used in the determination of net interest income earned primarily on loans and deposits. The method employed for funds transfer pricing is a matched funding concept whereby lines of business which are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. Provision for loan losses is allocated to each segment based on internal management accounting policies for the allowance for loan losses and the related provision which differs from the policies for consolidated purposes. The difference between the consolidated provision for loan losses and the segments' provision for loan losses is reflected in Corporate Support and Other and reflects a current year revision in policy. Costs for centrally managed operations are generally allocated to the lines of business based on the utilization of services provided or other appropriate indicators. Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing services to, customers. Results of operations for the business segments reflect these fee sharing allocations. Capital is allocated to the lines of business based upon the underlying risks in each business considering economic and regulatory capital standards.
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. Unless noted otherwise, the 2017 and 2016 segment information has been revised to conform to the 2018 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(22) Revenue from Contracts with Customers
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Year Ended December 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$46,498	$183,335	$6,840	$—	$236,673
Card and merchant processing fees	29,474	132,454	—	12,999	174,927
Retail investment sales	112,652	—	—	—	112,652
Money transfer income	—	—	—	91,681	91,681
Investment banking and advisory fees	—	—	77,684	—	77,684
Asset management fees	43,811	—	—	—	43,811
	232,435	315,789	84,524	104,680	737,428
Other revenues (1)	13,731	139,793	75,467	90,490	319,481
Total noninterest income	$246,166	$455,582	$159,991	$195,170	$1,056,909
(1) Other revenues primarily relate to revenues not derived from contracts with customers.

	Year Ended December 31, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$46,771	$169,243	$6,096	$—	$222,110
Card and merchant processing fees	657	118,087	—	9,385	128,129
Retail investment sales	109,214	—	—	—	109,214
Money transfer income	—	—	—	101,509	101,509
Investment banking and advisory fees	—	—	103,701	—	103,701
Asset management fees	40,465	—	—	—	40,465
	197,107	287,330	109,797	110,894	705,128
Other revenues (1)	18,961	162,452	73,642	85,792	340,847
Total noninterest income	$216,068	$449,782	$183,439	$196,686	$1,045,975
(1) Other revenues primarily relate to revenues not derived from contracts with customers.

	Year Ended December 31, 2016
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$46,009	$161,990	$6,295	$—	$214,294
Card and merchant processing fees	397	111,042	—	12,229	123,668
Retail investment sales	102,982	—	—	—	102,982
Money transfer income	—	—	—	104,592	104,592
Investment banking and advisory fees	—	—	107,116	—	107,116
Asset management fees	34,875	—	—	—	34,875
	184,263	273,032	113,411	116,821	687,527
Other revenues (1)	31,497	174,756	74,332	87,862	368,447
Total noninterest income	$215,760	$447,788	$187,743	$204,683	$1,055,974
(1) Other revenues primarily relate to revenues not derived from contracts with customers.
(23) Parent Company Financial Statements
The condensed financial information for BBVA Compass Bancshares, Inc. (Parent company only) is presented as follows:
Parent Company Balance Sheets

	December 31,
	2018	2017
	(In Thousands)
Assets:
Cash and cash equivalents	$238,763	$276,223
Debt securities available for sale	249,833	209,458
Investments in subsidiaries:
Banks	12,537,511	12,092,248
Non-banks	451,813	395,806
Other assets	52,102	52,943
Total assets	$13,530,022	$13,026,678
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$46,514	$42,429
Shareholder’s equity	13,483,508	12,984,249
Total liabilities and shareholder’s equity	$13,530,022	$13,026,678

Parent Company Statements of Income

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Income:
Dividends from banking subsidiaries	$305,000	$400,000	$270,000
Dividends from non-bank subsidiaries	—	112	110
Other	7,731	6,333	2,743
Total income	312,731	406,445	272,853
Expense:
Salaries and employee benefits	3,980	3,898	1,877
Other	8,781	10,603	12,521
Total expense	12,761	14,501	14,398
Income before income tax benefit and equity in undistributed earnings of subsidiaries	299,970	391,944	258,455
Income tax benefit	(1,255)	(979)	(5,028)
Income before equity in undistributed earnings of subsidiaries	301,225	392,923	263,483
Equity in undistributed earnings of subsidiaries	460,223	65,858	106,030
Net income	$761,448	$458,781	$369,513
Other comprehensive loss (1)	10,570	(29,153)	(68,916)
Comprehensive income	$772,018	$429,628	$300,597

(1)	See Consolidated Statement of Comprehensive Income detail.

Parent Company Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(In Thousands)
Operating Activities:
Net income	$761,448	$458,781	$369,513
Adjustments to reconcile net income to cash provided by operations:
Amortization of stock based compensation	—	—	3,947
Depreciation	1,257	1,272	68
Equity in undistributed earnings of subsidiaries	(460,223)	(65,858)	(106,030)
Increase in other assets	(878)	(3,827)	(2,723)
Increase in accrued expenses and other liabilities	4,085	11,406	5,823
Net cash provided by operating activities	305,689	401,774	270,598
Investing Activities:
Purchases of debt securities available for sale	(2,194,278)	(99,991)	(311,441)
Sales and maturities of debt securities available for sale	2,155,000	90,000	210,000
Purchase of premises and equipment	(3)	(955)	(8,732)
Contributions to subsidiaries	(31,109)	(69,317)	(24,746)
Net cash used in investing activities	(70,390)	(80,263)	(134,919)
Financing Activities:
Repayment of other borrowings	—	(100,537)	—
Vesting of restricted stock	(712)	(1,530)	(1,744)
Restricted stock grants retained to cover taxes	—	(689)	(630)
Dividends paid	(272,047)	(164,846)	(175,699)
Net cash used in financing activities	(272,759)	(267,602)	(178,073)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,460)	53,909	(42,394)
Cash, cash equivalents and restricted cash at beginning of year	276,223	222,314	264,708
Cash, cash equivalents and restricted cash at end of year	$238,763	$276,223	$222,314

(24) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2018, 2017 and 2016.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $4.1 billion and $4.8 billion as of December 31, 2018 and 2017, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	December 31,
	2018	2017
	(In Thousands)
Derivative contracts:
Fair value hedges	$(24,839)	$(15,991)
Cash flow hedges	174	(144)
Free-standing derivative instruments not designated as hedging instruments	23,378	7,777
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

	December 31,
	2018	2017
	(In Thousands)
Securities purchased under agreements to resell	$109,947	$—
Securities sold under agreements to repurchase	—	17,881
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also had a $150 million line of credit with BBVA that was initiated on August 1, 2014. This agreement was terminated on July 13, 2017. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2018. At both December 31, 2018 and December 31, 2017 there was no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $309 thousand, $931 thousand, and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in interest on other short term borrowings within the Company's Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $49.7 million, $45.0 million, and $27.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded as a component of noninterest income within the Company's Consolidated Statements of Income. Expenses associated with these agreements were $31.5 million, $28.5 million, and $23.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are recorded as a component of noninterest expense within the Company's Consolidated Statements of Income.

Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both December 31, 2018 and 2017, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the years ended December 31, 2018 and 2017, the Company paid $17.0 million and $14.8 million, respectively, of preferred stock dividends to BBVA.
Loan Sales to Related Parties
On November 21, 2018, the Company sold, without recourse, loans of approximately $165 million to BBVA, S.A. New York Branch. The sale resulted in no gain or loss.

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
Management’s Report on Internal Control Over Financial Reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).
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
For the years ended December 31, 2018 and 2017, professional services were performed by KPMG, LLP. The following table sets forth the aggregate fees paid to KPMG LLP by the Company.

	Years Ended December 31,
	2018	2017
Audit fees (1)	$4,664,765	$4,654,765
Audit related fees (2)	270,015	270,015
Tax fees (3)	—	—
All other fees	—	—
Total fees	$4,934,780	$4,924,780

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

Date: February 28, 2019	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Javier Rodriguez Soler	Director, President and Chief Executive Officer (principal executive officer)	February 28, 2019
Javier Rodriguez Soler

/s/ Kirk P. Pressley	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2019
Kirk P. Pressley

/s/ Jonathan W. Pennington	Executive Vice President and Controller (principal accounting officer)	February 28, 2019
Jonathan W. Pennington

/s/ J. Terry Strange	Director, Chairman of the Board of Directors	February 28, 2019
J. Terry Strange

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	February 28, 2019
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	February 28, 2019
Eduardo Aguirre, Jr.

/s/ Shelaghmichael C. Brown	Director	February 28, 2019
Shelaghmichael C. Brown

/s/ Onur Genç	Director	February 28, 2019
Onur Genç

/s/ Fernando Gutiérrez Junquera	Director	February 28, 2019
Fernando Gutiérrez Junquera

/s/ Charles E. McMahen	Director	February 28, 2019
Charles E. McMahen

/s/ Jorge Sáenz-Azcúnaga	Director	February 28, 2019
Jorge Sáenz-Azcúnaga

/s/ Guillermo F. Treviño	Director	February 28, 2019
Guillermo F. Treviño

/s/ Lee Quincy Vardaman	Director	February 28, 2019
Lee Quincy Vardaman

/s/ Mario Max Yzaguirre	Director	February 28, 2019
Mario Max Yzaguirre