Form 10-Q
period 2019-03-31
BBVA COMPASS BANCSHARES, INC
filed 2019-05-08
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act: None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2019
Common Stock (par value $0.01 per share)	222,963,891 shares

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
FBO Tailoring Proposals
Federal banking agencies proposed rules that would adjust the thresholds at which certain enhanced prudential standards and Basel III capital and liquidity requirements apply to FBOs and the U.S. IHCs of FBOs pursuant to the EGRRCPA

FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
HVCRE	High-volatility commercial real estate
HVCRE ADC	HVCRE acquisition development or construction
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement

MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
OIS	Overnight Index Swap
Parent	BBVA Compass Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
Resolution Plan Proposal	Federal Reserve Board and FDIC proposed rule that would reduce or eliminate resolution planning requirements for institutions that fall into certain risk-based categories
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
Tax Cuts and Jobs Act	H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. GAAP	Accounting principles generally accepted in the U.S.

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

•	a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;

•	failure to control concentration risk such as loan type, industry segment, borrower type or location of the borrower or collateral;

•	changes in the creditworthiness of customers;

•	downgrades to the Company's credit ratings;

•	changes in interest rates which could affect interest rate spreads and net interest income;

•	costs and effects of litigation, regulatory investigations, examinations or similar matters;

•	disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;

•	increased loan losses or impairment of goodwill;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(In Thousands)
Assets:
Cash and due from banks	$1,143,541	$1,217,319
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	4,864,920	2,115,307
Cash and cash equivalents	6,008,461	3,332,626
Trading account assets	306,123	237,656
Debt securities available for sale	9,297,018	10,981,216
Debt securities held to maturity (fair value of $4,654,927 and $2,925,420 at March 31, 2019 and December 31, 2018, respectively)	4,575,041	2,885,613
Loans held for sale ($76,938 and $68,766 at fair value at March 31, 2019 and December 31, 2018, respectively)	1,273,821	68,766
Loans	63,757,545	65,186,554
Allowance for loan losses	(966,022)	(885,242)
Net loans	62,791,523	64,301,312
Premises and equipment, net	1,125,676	1,152,958
Bank owned life insurance	740,764	736,171
Goodwill	4,983,296	4,983,296
Other assets	2,740,863	2,267,560
Total assets	$93,842,586	$90,947,174
Liabilities:
Deposits:
Noninterest bearing	$20,403,716	$20,183,876
Interest bearing	53,976,592	51,984,111
Total deposits	74,380,308	72,167,987
FHLB and other borrowings	4,011,160	3,987,590
Federal funds purchased and securities sold under agreements to repurchase	188,024	102,275
Other short-term borrowings	30,975	—
Accrued expenses and other liabilities	1,504,582	1,176,793
Total liabilities	80,115,049	77,434,645
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both March 31, 2019 and December 31, 2018	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 and 222,950,751 shares at March 31, 2019 and December 31, 2018, respectively	2,230	2,230
Surplus	14,542,166	14,545,849
Accumulated deficit	(927,877)	(1,107,198)
Accumulated other comprehensive loss	(148,135)	(186,848)
Total BBVA Compass Bancshares, Inc. shareholder’s equity	13,697,859	13,483,508
Noncontrolling interests	29,678	29,021
Total shareholder’s equity	13,727,537	13,512,529
Total liabilities and shareholder’s equity	$93,842,586	$90,947,174
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Interest income:
Interest and fees on loans	$800,488	$663,935
Interest on debt securities available for sale	53,522	56,602
Interest on debt securities held to maturity	29,495	12,426
Interest on trading account assets	539	750
Interest and dividends on other earning assets	22,968	11,875
Total interest income	907,012	745,588
Interest expense:
Interest on deposits	182,354	97,347
Interest on FHLB and other borrowings	37,626	24,756
Interest on federal funds purchased and securities sold under agreements to repurchase	3,747	536
Interest on other short-term borrowings	196	344
Total interest expense	223,923	122,983
Net interest income	683,089	622,605
Provision for loan losses	182,292	57,029
Net interest income after provision for loan losses	500,797	565,576
Noninterest income:
Service charges on deposit accounts	58,908	56,161
Card and merchant processing fees	46,002	39,678
Investment services sales fees	26,696	30,108
Money transfer income	21,981	20,688
Investment banking and advisory fees	18,857	23,896
Asset management fees	10,767	10,770
Corporate and correspondent investment sales	6,892	12,056
Mortgage banking	4,937	8,397
Bank owned life insurance	4,584	4,215
Investment securities gains, net	8,958	—
Other	49,178	51,856
Total noninterest income	257,760	257,825
Noninterest expense:
Salaries, benefits and commissions	292,716	289,440
Equipment	65,394	63,360
Professional services	63,896	60,645
Net occupancy	40,941	40,422
Money transfer expense	14,978	13,721
Securities impairment:
Other-than-temporary impairment	—	571
Less: non-credit portion recognized in other comprehensive income	—	262
Total securities impairment	—	309
Other	104,048	95,016
Total noninterest expense	581,973	562,913
Net income before income tax expense	176,584	260,488
Income tax expense	35,603	51,798
Net income	140,981	208,690
Less: net income attributable to noncontrolling interests	556	461
Net income attributable to BBVA Compass Bancshares, Inc.	140,425	208,229
Less: preferred stock dividends	4,485	3,864
Net income attributable to common shareholder	$135,940	$204,365
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Net income	$140,981	$208,690
Other comprehensive income, net of tax:
Net unrealized gains (losses) arising during period from debt securities available for sale	51,700	(41,859)
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	6,834	—
Net change in net unrealized holding gains (losses) on debt securities available for sale	44,866	(41,859)
Change in unamortized net holding losses on debt securities held to maturity	1,743	2,019
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	(30,487)
Less: non-credit related impairment on debt securities held to maturity	—	200
Change in unamortized non-credit related impairment on debt securities held to maturity	368	130
Net change in unamortized holding gains (losses) on debt securities held to maturity	2,111	(28,538)
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	24,053	(237)
Change in defined benefit plans	3,119	(3,379)
Other comprehensive income (loss), net of tax	74,149	(74,013)
Comprehensive income	215,130	134,677
Less: comprehensive income attributable to noncontrolling interests	556	461
Comprehensive income attributable to BBVA Compass Bancshares, Inc.	$214,574	$134,216
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	208,229	—	461	208,690
Other comprehensive loss, net of tax	—	—	—	—	(74,013)	—	(74,013)
Preferred stock dividends	—	—	(3,864)	—	—	—	(3,864)
Capital contribution	—	—	—	—	—	16	16
Balance, March 31, 2018	$229,475	$2,230	$14,814,744	$(1,660,417)	$(271,431)	$29,538	$13,144,139

Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	140,425	—	556	140,981
Other comprehensive income, net of tax	—	—	—	—	74,149	—	74,149
Issuance of common stock	—	—	802	—	—	—	802
Preferred stock dividends	—	—	(4,485)	—	—	—	(4,485)
Capital contribution	—	—	—	—	—	101	101
Balance, March 31, 2019	$229,475	$2,230	$14,542,166	$(927,877)	$(148,135)	$29,678	$13,727,537

(1)	Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Basis of Presentation, for additional information.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Operating Activities:
Net income	$140,981	$208,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,705	68,104
Securities impairment	—	309
Amortization of intangibles	—	1,592
Accretion of discount, loan fees and purchase market adjustments, net	(13,557)	(16,747)
Provision for loan losses	182,292	57,029
Net change in trading account assets	(68,467)	4,031
Net change in trading account liabilities	(30,075)	30,102
Originations and purchases of mortgage loans held for sale	(127,894)	(141,761)
Sale of mortgage loans held for sale	124,857	135,999
Deferred tax expense	666	830
Investment securities gains, net	(8,958)	—
Net gain on sale of premises and equipment	(1,297)	(668)
Loss on sale of loans	78	—
Gain on sale of mortgage loans held for sale	(5,135)	(3,529)
Net loss (gain) on sale of other real estate and other assets	1,305	(744)
Increase in other assets	(177,149)	(151,479)
Increase in other liabilities	46,979	76,980
Net cash provided by operating activities	150,331	268,738
Investing Activities:
Proceeds from sales of debt securities available for sale	1,446,776	—
Proceeds from prepayments, maturities and calls of debt securities available for sale	1,065,045	794,564
Purchases of debt securities available for sale	(772,086)	(1,136,063)
Proceeds from sales of equity securities	165,495	228,497
Purchases of equity securities	(168,209)	(205,007)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	88,119	48,824
Purchases of debt securities held to maturity	(1,779,789)	—
Net change in loan portfolio	(7,043)	(648,254)
Proceeds from sales of loans	144,596	8,475
Purchases of premises and equipment	(31,735)	(23,318)
Proceeds from sales of premises and equipment	1,543	1,051
Proceeds from settlement of BOLI policies	—	2,237
Cash payments for premiums of BOLI policies	(9)	(9)
Proceeds from sales of other real estate owned	7,115	6,611
Net cash provided by (used in) investing activities	159,818	(922,392)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,960,945	762,147
Net increase (decrease) in time deposits	254,278	(78,994)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	85,749	(13,658)
Net increase in other short-term borrowings	30,975	12,003
Proceeds from FHLB and other borrowings	3,840,000	4,700,000
Repayment of FHLB and other borrowings	(3,840,055)	(5,300,052)
Capital contribution for non-controlling interest	101	16
Issuance of common stock	802	—
Preferred dividends paid	(4,485)	(3,864)
Net cash provided by financing activities	2,328,310	77,598
Net increase (decrease) in cash, cash equivalents and restricted cash	2,638,459	(576,056)
Cash, cash equivalents and restricted cash at beginning of year	3,501,380	4,270,950
Cash, cash equivalents and restricted cash at end of period	$6,139,839	$3,694,894
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA COMPASS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA Compass Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
The Company adopted this ASU, as amended, on January 1, 2019 using the optional transition method, which allowed for a modified retrospective method of adoption with a cumulative effect adjustment to retained earnings without restating comparable periods. The Company also elected the transition relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short term leases with a term of less than one year. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.
At January 1, 2019, the Company recognized right-of-use assets of $290 million and lease liabilities of $332 million. The right-of-use assets and corresponding lease liabilities, recorded upon adoption, were primarily based on the present value of unpaid future minimum lease payments as of January 1, 2019. Those amounts were impacted by assumptions related to renewals and/or extensions of existing lease contracts and the interest rate used to discount those future lease obligations. Additionally, the Company recognized a cumulative effect adjustment of approximately $3.5 million at adoption to increase the beginning balance of retained earnings as of January 1, 2019 for the remaining deferred gains on sale-leaseback transactions which occurred prior to adoption. This ASU will not have a material impact on the timing of expense recognition on the Company's results of operations.
See Note 7, Leases, for the required disclosures in accordance with this ASU.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU reduce the amortization period for certain callable debt securities carried at a premium and require the premium to be amortized over a period not to exceed the earliest call date. These amendments do not apply to securities carried at a discount. The Company adopted this ASU on January 1, 2019. The adoption of this standard had no impact on the financial condition or results of operations of the Company.
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
The Company adopted these ASUs on January 1, 2019. The adoption of these standards did not have a material impact on the financial condition or results of operations of the Company. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings. For additional information on the Company’s derivative and hedging activities, see Note 5, Derivatives and Hedging.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this ASU on January 1, 2019 and reclassified approximately $35.4 million from accumulated other comprehensive income to retained earnings.
Recently Issued Accounting Standards Not Yet Adopted
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for AFS debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early application of this ASU is permitted. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective. The Company intends to adopt this standard on January 1, 2020 and has formed a cross-functional team to oversee the implementation of the ASU. The Company is currently in the process of developing credit models as well as accounting, reporting and governance processes to comply with the new ASU.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The ASU should be applied using a prospective method.  Based on the Company’s most recent qualitative goodwill impairment assessment performed as of October 31, 2018, there were no reporting units for which it was more-likely-than-not that the carrying amount of a reporting unit exceeded its respective fair value; therefore, this ASU would not currently have an impact on the Company’s Consolidated Financial Statements or related disclosures. However, if upon adoption, which is expected to occur on January 1, 2020, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value.
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

	March 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$4,244,399	$2,275	$73,014	$4,173,660
Agency mortgage-backed securities	1,861,131	9,337	25,267	1,845,201
Agency collateralized mortgage obligations	3,326,835	4,620	54,180	3,277,275
States and political subdivisions	825	57	—	882
Total	$9,433,190	$16,289	$152,461	$9,297,018
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,283,487	$21,683	$32	$1,305,138
Collateralized mortgage obligations:
Agency	2,540,857	47,716	1,365	2,587,208
Non-agency	44,638	6,623	1,122	50,139
Asset-backed securities and other	60,909	1,531	696	61,744
States and political subdivisions	645,150	11,724	6,176	650,698
Total	$4,575,041	$89,277	$9,391	$4,654,927

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,525,902	$13,000	$107,435	$5,431,467
Agency mortgage-backed securities	2,156,872	9,402	36,453	2,129,821
Agency collateralized mortgage obligations	3,492,538	4,021	77,580	3,418,979
States and political subdivisions	886	63	—	949
Total	$11,176,198	$26,486	$221,468	$10,981,216
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$2,089,860	$26,988	$10,338	$2,106,510
Non-agency	46,834	7,198	1,129	52,903
Asset-backed securities and other	61,304	2,346	471	63,179
States and political subdivisions	687,615	18,545	3,332	702,828
Total	$2,885,613	$55,077	$15,270	$2,925,420
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt Securities.

The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities and held to maturity debt securities that were in a loss position at March 31, 2019 and December 31, 2018. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$268,242	$16	$3,593,781	$72,998	$3,862,023	$73,014
Agency mortgage-backed securities	22,193	97	1,345,329	25,170	1,367,522	25,267
Agency collateralized mortgage obligations	79,695	267	2,569,948	53,913	2,649,643	54,180
Total	$370,130	$380	$7,509,058	$152,081	$7,879,188	$152,461

Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$12,093	$32	$—	$—	$12,093	$32
Collateralized mortgage obligations:
Agency	—	—	318,079	1,365	318,079	1,365
Non-agency	3,532	36	12,582	1,086	16,114	1,122
Asset-backed securities and other	24,786	287	5,451	409	30,237	696
States and political subdivisions	189,781	6,176	—	—	189,781	6,176
Total	$230,192	$6,531	$336,112	$2,860	$566,304	$9,391

	December 31, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$338	$1	$3,879,564	$107,434	$3,879,902	$107,435
Agency mortgage-backed securities	68,404	279	1,533,156	36,174	1,601,560	36,453
Agency collateralized mortgage obligations	116,052	132	2,710,008	77,448	2,826,060	77,580
Total	$184,794	$412	$8,122,728	$221,056	$8,307,522	$221,468

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$—	$—	$845,512	$10,338	$845,512	$10,338
Non-agency	3,715	71	13,195	1,058	16,910	1,129
Asset-backed securities and other	6,911	87	5,994	384	12,905	471
States and political subdivisions	116,925	2,148	118,834	1,184	235,759	3,332
Total	$127,551	$2,306	$983,535	$12,964	$1,111,086	$15,270

As indicated in the previous tables, at March 31, 2019, the Company held debt securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
The Company regularly evaluates each available for sale and held to maturity debt security in a loss position for OTTI. In its evaluation, the Company considers such factors as the length of time and the extent to which the fair value has been below cost, the financial condition of the issuer, the Company’s intent to hold the security to an expected recovery in market value and whether it is more-likely-than-not-that the Company will have to sell the security before its fair value recovers. Activity related to the credit loss component of the OTTI is recognized in earnings. The portion of OTTI related to all other factors is recognized in other comprehensive income.
Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either March 31, 2019 or December 31, 2018, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Balance at beginning of period	$23,416	$22,824
Reductions for securities paid off during the period (realized)	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	309
Balance at end of period	$23,416	$23,133
For the three months ended March 31, 2019, there was no OTTI recognized on held to maturity securities. For the three months ended March 31, 2018, there was $309 thousand of OTTI recognized on held to maturity securities. The debt securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.

The contractual maturities of the securities portfolios are presented in the following table.

March 31, 2019	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$249,983	$249,983
Maturing after one but within five years	2,988,014	2,958,666
Maturing after five but within ten years	399,577	398,756
Maturing after ten years	607,650	567,137
	4,245,224	4,174,542
Mortgage-backed securities and collateralized mortgage obligations	5,187,966	5,122,476
Total	$9,433,190	$9,297,018

Debt securities held to maturity:
Maturing within one year	$50	$50
Maturing after one but within five years	153,512	155,058
Maturing after five but within ten years	1,568,864	1,592,552
Maturing after ten years	267,120	269,920
	1,989,546	2,017,580
Collateralized mortgage obligations	2,585,495	2,637,347
Total	$4,575,041	$4,654,927
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Gross gains	$8,958	$—
Gross losses	—	—
Net realized gains	$8,958	$—

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	March 31, 2019	December 31, 2018
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,281,930	$26,562,319
Real estate – construction	1,945,347	1,997,537
Commercial real estate – mortgage	12,955,196	13,016,796
Total commercial loans	40,182,473	41,576,652
Consumer loans:
Residential real estate – mortgage	13,396,396	13,422,156
Equity lines of credit	2,716,307	2,747,217
Equity loans	288,169	298,614
Credit card	832,832	818,308
Consumer direct	2,533,916	2,553,588
Consumer indirect	3,807,452	3,770,019
Total consumer loans	23,575,072	23,609,902
Total loans	$63,757,545	$65,186,554
Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$885,242
Provision for loan losses	59,180	4,662	2,183	116,267	182,292
Loans charged-off	(9,503)	(25)	(5,012)	(112,873)	(127,413)
Loan recoveries	4,760	1,462	3,589	16,090	25,901
Net (charge-offs) recoveries	(4,743)	1,437	(1,423)	(96,783)	(101,512)
Ending balance	$447,752	$118,536	$102,689	$297,045	$966,022
Three months ended March 31, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$842,760
Provision (credit) for loan losses	(14,097)	3,667	(2,531)	69,990	57,029
Loans charged-off	(10,132)	(203)	(4,582)	(68,384)	(83,301)
Loan recoveries	1,737	178	3,111	10,557	15,583
Net charge-offs	(8,395)	(25)	(1,471)	(57,827)	(67,718)
Ending balance	$398,143	$121,775	$105,854	$206,299	$832,071

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
March 31, 2019
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$117,349	$6,351	$25,402	$2,598	$151,700
Collectively evaluated for impairment	330,403	112,185	77,287	294,447	814,322
Total allowance for loan losses	$447,752	$118,536	$102,689	$297,045	$966,022
Ending balance of loans:
Individually evaluated for impairment	$445,037	$80,097	$152,377	$5,039	$682,550
Collectively evaluated for impairment	24,836,893	14,820,446	16,248,495	7,169,161	63,074,995
Total loans	$25,281,930	$14,900,543	$16,400,872	$7,174,200	$63,757,545

December 31, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$73,072	$6,283	$26,008	$1,880	$107,243
Collectively evaluated for impairment	320,243	106,154	75,921	275,681	777,999
Total allowance for loan losses	$393,315	$112,437	$101,929	$277,561	$885,242
Ending balance of loans:
Individually evaluated for impairment	$386,282	$85,250	$153,342	$5,135	$630,009
Collectively evaluated for impairment	26,176,037	14,929,083	16,314,645	7,136,780	64,556,545
Total loans	$26,562,319	$15,014,333	$16,467,987	$7,141,915	$65,186,554

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The following tables present information on individually evaluated impaired loans, by loan class.

	March 31, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$155,057	$162,849	$—	$289,980	$347,690	$117,349
Real estate – construction	—	—	—	132	132	6
Commercial real estate – mortgage	48,895	52,480	—	31,070	35,789	6,345
Residential real estate – mortgage	—	—	—	106,012	106,012	8,686
Equity lines of credit	—	—	—	15,005	15,009	12,821
Equity loans	—	—	—	31,360	32,240	3,895
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	4,702	4,702	2,265
Consumer indirect	—	—	—	337	337	333
Total loans	$203,952	$215,329	$—	$478,598	$541,911	$151,700

	December 31, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$162,011	$196,316	$—	$224,271	$262,947	$73,072
Real estate – construction	—	—	—	138	138	6
Commercial real estate – mortgage	45,628	48,404	—	39,484	44,463	6,277
Residential real estate – mortgage	—	—	—	104,787	104,787	8,711
Equity lines of credit	—	—	—	16,012	16,016	13,334
Equity loans	—	—	—	32,543	33,258	3,963
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	4,715	4,715	1,473
Consumer indirect	—	—	—	420	420	407
Total loans	$207,639	$244,720	$—	$422,370	$466,744	$107,243
The following table presents information on individually evaluated impaired loans, by loan class.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$413,888	$963	$256,249	$136
Real estate – construction	134	2	5,978	2
Commercial real estate – mortgage	82,864	215	83,733	211
Residential real estate – mortgage	106,397	649	111,057	680
Equity lines of credit	15,257	174	18,756	194
Equity loans	31,718	276	35,701	303
Credit card	—	—	—	—
Consumer direct	5,559	68	3,851	11
Consumer indirect	364	—	897	2
Total loans	$656,181	$2,347	$516,222	$1,539
Detailed information on the Company's allowance for loan losses methodology and the Company's impaired loan policy are included in the Notes to the Company's Consolidated Financial Statements for the year ended December 31, 2018.
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
The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	March 31, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,933,079	$1,916,571	$12,683,872
Special Mention	515,971	13,051	148,168
Substandard	655,923	15,725	113,836
Doubtful	176,957	—	9,320
	$25,281,930	$1,945,347	$12,955,196

	December 31, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,395,640	$1,971,852	$12,620,421
Special Mention	412,129	12,372	215,322
Substandard	631,706	13,313	170,303
Doubtful	122,844	—	10,750
	$26,562,319	$1,997,537	$13,016,796

	Consumer
	March 31, 2019
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,223,614	$2,679,837	$278,237	$814,333	$2,511,940	$3,777,828
Nonperforming	172,782	36,470	9,932	18,499	21,976	29,624
	$13,396,396	$2,716,307	$288,169	$832,832	$2,533,916	$3,807,452

	December 31, 2018
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,248,822	$2,707,289	$287,392	$801,297	$2,535,724	$3,742,394
Nonperforming	173,334	39,928	11,222	17,011	17,864	27,625
	$13,422,156	$2,747,217	$298,614	$818,308	$2,553,588	$3,770,019

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$54,216	$17,813	$8,144	$461,029	$18,910	$560,112	$24,721,818	$25,281,930
Real estate – construction	13,582	1,707	533	1,298	111	17,231	1,928,116	1,945,347
Commercial real estate – mortgage	4,679	322	1,160	109,447	3,811	119,419	12,835,777	12,955,196
Residential real estate – mortgage	78,538	22,384	9,007	163,463	59,167	332,559	13,063,837	13,396,396
Equity lines of credit	15,355	4,035	1,471	34,999	—	55,860	2,660,447	2,716,307
Equity loans	2,920	1,050	34	9,840	26,188	40,032	248,137	288,169
Credit card	9,394	7,465	18,499	—	—	35,358	797,474	832,832
Consumer direct	35,620	20,432	17,251	4,725	3,854	81,882	2,452,034	2,533,916
Consumer indirect	78,610	24,600	7,781	21,843	—	132,834	3,674,618	3,807,452
Total loans	$292,914	$99,808	$63,880	$806,644	$112,041	$1,375,287	$62,382,258	$63,757,545

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$17,257	$11,784	$8,114	$400,389	$18,926	$456,470	$26,105,849	$26,562,319
Real estate – construction	218	8,849	544	2,851	116	12,578	1,984,959	1,997,537
Commercial real estate – mortgage	11,678	3,375	2,420	110,144	3,661	131,278	12,885,518	13,016,796
Residential real estate – mortgage	80,366	29,852	5,927	167,099	57,446	340,690	13,081,466	13,422,156
Equity lines of credit	14,007	5,109	2,226	37,702	—	59,044	2,688,173	2,747,217
Equity loans	3,471	843	180	10,939	26,768	42,201	256,413	298,614
Credit card	9,516	7,323	17,011	—	—	33,850	784,458	818,308
Consumer direct	37,336	19,543	13,336	4,528	2,684	77,427	2,476,161	2,553,588
Consumer indirect	100,434	32,172	9,791	17,834	—	160,231	3,609,788	3,770,019
Total loans	$274,283	$118,850	$59,549	$751,486	$109,601	$1,313,769	$63,872,785	$65,186,554
Policies related to the Company's nonaccrual and past due loans are included in the Company's Consolidated Financial Statements for the year ended December 31, 2018.
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended March 31, 2019, $4.7 million of TDR modifications included an interest rate concession and $15.8 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2018, $3.3 million of TDR modifications included an interest rate concession and $4.0 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	3	$11,570	2	$490
Real estate – construction	—	—	1	32
Commercial real estate – mortgage	—	—	1	1,383
Residential real estate – mortgage	20	5,233	17	4,119
Equity lines of credit	—	—	—	—
Equity loans	4	176	7	1,271
Credit card	—	—	—	—
Consumer direct	13	3,519	—	—
Consumer indirect	—	—	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs were approximately $3.7 million for the three months ended March 31, 2019. Charge-offs and changes to the allowance related to modifications classified as TDRs were not material for the three months ended March 31, 2018.
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

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	—	—	1	80
Equity lines of credit	—	—	—	—
Equity loans	2	151	2	132
Credit card	—	—	—	—
Consumer direct	2	15	—	—
Consumer indirect	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At March 31, 2019 and December 31, 2018, there were $56.6 million and $54.2 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.

Foreclosure Proceedings
OREO totaled $15 million and $17 million at March 31, 2019 and December 31, 2018, respectively. OREO included $14 million of foreclosed residential real estate properties at both March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, there were $74 million and $62 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $1.3 billion and $69 million at March 31, 2019 and December 31, 2018, respectively. Loans held for sale at March 31, 2019 were comprised of $1.2 billion of commercial, financial and agricultural loans and $77 million of residential real estate — mortgage loans. Loans held for sale at December 31, 2018 were comprised entirely of residential real estate — mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Loans transferred from held for investment to held for sale	$1,196,883	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—
Loans and loans held for sale sold	144,674	8,475
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$119,722	$132,470
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	5,135	3,529
Servicing fees recognized (2)	2,672	2,800

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	March 31, 2019	December 31, 2018
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,566,191	$4,588,273
MSRs (2)	47,545	51,539

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Carrying value, at beginning of period	$51,539	$49,597
Additions	1,059	1,543
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(2,343)	4,757
Due to other changes in fair value (1)	(2,710)	(2,872)
Carrying value, at end of period	$47,545	$53,025

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At March 31, 2019 and December 31, 2018, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Fair value of MSRs	$47,545	$51,539
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.8%	97.7%
Adjustable rate mortgage loans	2.2	2.3
Total	100.0%	100.0%
Weighted average life (in years)	6.1	6.6
Prepayment speed:	7.8%	7.4%
Effect on fair value of a 10% increase	$(1,273)	$(1,432)
Effect on fair value of a 20% increase	(2,442)	(2,778)
Weighted average option adjusted spread:	6.5%	6.5%
Effect on fair value of a 10% increase	$(1,781)	$(1,627)
Effect on fair value of a 20% increase	(3,375)	(3,116)
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

(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision not to offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for additional information on the Company's accounting policies related to derivative instruments and hedging activities. For derivatives cleared through central clearing houses the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,923,950	$12,085	$17,266	$2,923,950	$13,479	$28,479
Total fair value hedges		12,085	17,266		13,479	28,479
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	3,500,000	—	6,052	1,500,000	2,367	—
Swaps related to FHLB advances	120,000	—	2,371	120,000	—	1,938
Foreign currency contracts:
Forwards related to currency fluctuations	4,079	215	—	5,272	174	—
Total cash flow hedges		215	8,423		2,541	1,938
Total derivatives designated as hedging instruments		$12,300	$25,689		$16,020	$30,417

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$209,734	$224	$1,148	$166,641	$187	$1,021
Option contracts related to mortgage servicing rights	40,000	456	—	—	—	—
Interest rate lock commitments	139,548	3,158	—	91,395	2,012	—
Equity contracts:
Purchased equity option related to equity-linked CDs	386,421	13,168	—	450,660	14,185	—
Written equity option related to equity-linked CDs	331,719	—	11,438	389,030	—	12,434
Foreign exchange contracts:
Forwards and swaps related to commercial loans	398,169	2,823	666	413,127	1,565	1,109
Spots related to commercial loans	14,053	15	8	19,911	24	2
Swap associated with sale of Visa, Inc. Class B shares	133,571	—	5,115	111,466	—	3,706
Futures contracts (3)	3,462,000	—	—	3,223,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	34,636,125	210,707	101,105	34,436,223	149,269	130,704
Foreign exchange contracts for customers	1,193,220	19,139	16,865	1,140,665	19,465	17,341
Total trading account assets and liabilities		229,846	117,970		168,734	148,045
Total free-standing derivative instruments not designated as hedging instruments		$249,690	$136,345		$186,707	$166,317

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
The Company recognized no gains or losses for the three months ended March 31, 2019 and 2018, related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2019, the fair value hedges had a weighted average expected remaining term of 3.1 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2019 and 2018.
At March 31, 2019, cash flow hedges not terminated had a net fair value of $(8) million and a weighted average life of 2.0 years. Net losses of $10.4 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.8 years.

The following table presents the effect of hedging derivative instruments on the Company’s Unaudited Condensed Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Three Months Ended March 31, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$800,488	$37,626

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(2,348)
Recognized on derivatives	—	24,034
Recognized on hedged items	—	(22,643)
Net income (expense) recognized on fair value hedges	$—	$(957)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(1,210)	$(169)
Net income (expense) recognized on cash flow hedges	$(1,210)	$(169)

Three Months Ended March 31, 2018
Total amounts presented in the unaudited condensed consolidated statements of income	$663,935	$24,756

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$3,445
Recognized on derivatives	—	(39,366)
Recognized on hedged items	—	37,429
Net income (expense) recognized on fair value hedges	$—	$1,508

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(8,890)	$(495)
Net income (expense) recognized on cash flow hedges	$(8,890)	$(495)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets in fair value hedging relationships.

	March 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,481,395	$(3,822)	$3,525
Derivatives Not Designated As Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges to facilitate client needs or as part of the Company’s overall risk management strategy. Economic hedges are those that do not qualify to be treated as a fair value hedge, cash flow hedge or foreign currency hedge for accounting purposes, but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company. The Company holds a portfolio of futures, forwards and interest rate lock commitments as well as options related to its equity-linked CDs to mitigate its economic risk exposure. The Company also enters into a variety of interest rate contracts and foreign exchange contracts in its trading activities. See Note 13, Derivatives and Hedging, in the Notes to the December 31, 2018, Consolidated Financial Statements for a description of the Company's derivatives not designated as hedges.
The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income from free-standing derivative instruments not designated as hedging instruments are summarized in the following table.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2019	2018
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(579)	$72
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(89)	80
Interest rate lock commitments	Mortgage banking income	1,146	192
Interest rate contracts for customers	Corporate and correspondent investment sales	3,428	8,564
Option contracts related to mortgage servicing rights	Mortgage banking income	294	(38)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(1,017)	(7,082)
Written equity option related to equity-linked CDs	Other expense	996	6,523
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	2,696	(219)
Spot contracts related to commercial loans	Other income	(502)	(922)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	3,851	3,541
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

Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2019, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $230 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, there were no nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at March 31, 2019, have credit risk of $12 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2019 and 2018. At March 31, 2019 and December 31, 2018, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2019 and December 31, 2018, the Company had recorded the right to reclaim cash collateral of $80 million and $97 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $28 million and $22 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2019, was $29 million for which the Company has collateral requirements of $28 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on March 31, 2019, the Company’s collateral requirements to its counterparties would increase by $1 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2018, was $24 million for which the Company had collateral requirements of $23 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2018, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2019
Derivative financial assets:
Subject to a master netting arrangement	$78,151	$—	$78,151	$—	$24,339	$53,812
Not subject to a master netting arrangement	183,839	—	183,839	—	—	183,839
Total derivative financial assets	$261,990	$—	$261,990	$—	$24,339	$237,651

Derivative financial liabilities:
Subject to a master netting arrangement	$93,166	$—	$93,166	$—	$80,395	$12,771
Not subject to a master netting arrangement	68,868	—	68,868	—	—	68,868
Total derivative financial liabilities	$162,034	$—	$162,034	$—	$80,395	$81,639

December 31, 2018
Derivative financial assets:
Subject to a master netting arrangement	$82,168	$—	$82,168	$—	$18,932	$63,236
Not subject to a master netting arrangement	120,559	—	120,559	—	—	120,559
Total derivative financial assets	$202,727	$—	$202,727	$—	$18,932	$183,795

Derivative financial liabilities:
Subject to a master netting arrangement	$99,579	$—	$99,579	$—	$96,917	$2,662
Not subject to a master netting arrangement	97,155	—	97,155	—	—	97,155
Total derivative financial liabilities	$196,734	$—	$196,734	$—	$96,917	$99,817

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2019
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$279,283	$91,836	$187,447	$187,447	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$274,800	$91,836	$182,964	$182,964	$—	$—

December 31, 2018
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$246,844	$136,897	$109,947	$109,947	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$239,172	$136,897	$102,275	$102,275	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
March 31, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$201,148	$29,095	$—	$—	$230,243
Mortgage-backed securities	—	—	44,557	—	44,557
Total	$201,148	$29,095	$44,557	$—	$274,800

December 31, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$190,650	$—	$—	$—	$190,650
Mortgage-backed securities	—	—	48,522	—	48,522
Total	$190,650	$—	$48,522	$—	$239,172
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At March 31, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $283 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $280 million. At December 31, 2018, the fair value of collateral received related to securities purchased under agreements to resell was $251 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $247 million.
(7) Leases
The Company leases certain land, office space, and branches. These leases are generally for periods of 10 to 20 years with various renewal options. The Company, by policy, does not include renewal options for facility leases as part of its right-of-use assets and lease liabilities unless they are deemed reasonably certain to be exercised. Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of lease liability. Variable lease payments that are not dependent on an index or a rate or changes in variable payments based on an index or rate after the commencement date are excluded from the measurement of the lease liability and recognized in profit and loss in accordance with Topic 842. Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.
The Company has made a policy election to not apply the recognition requirements of ASC 842 to all short-term leases. Instead, the short-term lease payments will be recognized in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. As a practical expedient, the Company has also made a policy election to not separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
The Company determines whether a contract contains a lease based on whether a contract, or a part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate is determined as the rate implicit in the lease or when a rate cannot be readily determined, the Company’s incremental borrowing rate. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The following table summarizes the Company’s lease portfolio classification and respective right-of-use asset balances and lease liability balances which are included in other assets and accrued expenses and other liabilities, respectively, on the Company’s Unaudited Condensed Consolidated Balance Sheets.

	March 31, 2019
	Finance	Operating	Total
	(In Thousands)
Right-of-use asset	$9,558	$289,830	$299,388
Lease liability balance	13,541	328,576	342,117
The table below presents information about the Company's total lease costs which include amounts recognized on the Company’s Unaudited Condensed Consolidated Statements of Income during the period.

Three Months Ended March 31,
2019
(In Thousands)
Interest on lease liabilities	$159
Amortization of right-of-use assets	331
Finance lease cost	490
Operating lease cost	12,834
Variable lease cost	3,966
Sublease income	(504)
Total lease cost	$16,786

The table below presents supplemental cash flow information arising from lease transactions and noncash information on lease liabilities arising from obtaining right-of-use assets.

Three Months Ended March 31,
2019
(In Thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$13,417
Operating cash flows from finance leases	159
Financing cash flows from finance leases	386
Right-of-use assets obtained in exchange for lease obligations
Operating leases	22,108
Finance leases	—
The weighted-average remaining lease term and discount rates at March 31, 2019 were as follows:

	Finance	Operating	Total
Weighted-average remaining lease term	9.0 years	9.9 years	9.8 years
Weighted-average discount rate	4.7%	3.4%	3.4%
The following table provides the annual undiscounted future minimum payments under finance and noncanceable operating leases at March 31, 2019:

	Finance	Operating	Total
	(In Thousands)
Remainder of 2019	$1,651	$41,527	$43,178
2020	2,233	53,253	55,486
2021	2,143	48,995	51,138
2022	1,923	44,011	45,934
2023	1,501	38,157	39,658
2024	1,410	29,534	30,944
Thereafter	5,696	132,191	137,887
Total	$16,557	$387,668	$404,225
At March 31, 2019 the Company had no additional operating or finance leases that had not yet commenced that would create significant rights and obligations for the Company as a lessee.
The table below presents a reconciliation of the undiscounted cash flows to the finance lease liabilities and operating lease liabilities.

	March 31, 2019
	Finance	Operating	Total
	(In Thousands)
Total undiscounted lease liability	$16,557	$387,668	$404,225
Less: imputed interest	3,016	59,092	62,108
Total discounted lease liability	$13,541	$328,576	$342,117

(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	March 31, 2019	December 31, 2018
	(In Thousands)
Commitments to extend credit	$27,906,018	$28,827,897
Standby and commercial letters of credit	1,167,342	1,249,205
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At March 31, 2019 and December 31, 2018, the recorded amount of these deferred fees was $5 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2019, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.2 billion. At March 31, 2019 and December 31, 2018, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $68 million and $66 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both March 31, 2019 and December 31, 2018, the amount of potential recourse was $19 million of which the Company had reserved $793 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both March 31, 2019 and December 31, 2018, the Company had $1.2 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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

In March 2015, the Bank was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA Compass, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that the Bank wrongfully sold their loan to a third party, and wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan. The plaintiffs seek unspecified monetary relief. On February 28, 2019, the Court granted partial summary judgment in favor of BBVA Compass, leaving only a nominal claim for damages. The plaintiffs disclaimed nominal damages and the Court entered a final judgment in favor of BBVA Compass.  Plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals on April 5, 2019. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In December 2016, the Bank was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Robert Hossfeld, individually and on behalf of all others similarly situated v. BBVA Compass, alleging violations of the Telephone Consumer Protection Act in the context of customer satisfaction survey calls to the cell phones of individuals who have not given, or who have withdrawn, consent to receive calls on their cell phones. The plaintiffs seek unspecified monetary relief. The parties reached a settlement in principle on November 6, 2018, and the Court has entered a Preliminary approval of Settlement Order. The claims process is ongoing.

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

In March 2019, the Company and its subsidiary, Simple Finance Technology Corp., were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, Amitahbo Chattopadhyay v. BBVA Compass Bancshares, Inc., et al. Plaintiff claims that Simple and the Company only permit United States citizens to open Simple accounts (which are exclusively originated through online channels). Plaintiff alleges that this constitutes alienage discrimination and violations of California's Unruh Act. The Company believes that there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At March 31, 2019, the Company had accrued legal reserves in the amount of $24 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $87 million. This estimated range of reasonably possible losses is based on information available at March 31, 2019. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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

(9) Fair Value Measurements
See Note 19, Fair Value Measurements, in the Notes to the December 31, 2018, Consolidated Financial Statements for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$76,277	$76,277	$—	$—
Interest rate contracts	210,707	—	210,707	—
Foreign exchange contracts	19,139	—	19,139	—
Total trading account assets	306,123	76,277	229,846	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	4,173,660	3,529,039	644,621	—
Mortgage-backed securities	1,845,201	—	1,845,201	—
Collateralized mortgage obligations	3,277,275	—	3,277,275	—
States and political subdivisions	882	—	882	—
Total debt securities available for sale	9,297,018	3,529,039	5,767,979	—
Loans held for sale	76,938	—	76,938	—
Derivative assets:
Interest rate contracts	15,923	456	12,309	3,158
Equity contracts	13,168	—	13,168	—
Foreign exchange contracts	3,053	—	3,053	—
Total derivative assets	32,144	456	28,530	3,158
Other assets:
Equity securities	15,705	15,705	—	—
MSR	47,545	—	—	47,545
SBIC	93,343	—	—	93,343
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$30,975	$30,975	$—	$—
Interest rate contracts	101,105	—	101,105	—
Foreign exchange contracts	16,865	—	16,865	—
Total trading account liabilities	148,945	30,975	117,970	—
Derivative liabilities:
Interest rate contracts	26,837	—	26,837	—
Equity contracts	11,438	—	11,438	—
Foreign exchange contracts	674	—	674	—
Total derivative liabilities	38,949	—	38,949	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$68,922	$68,922	$—	$—
Interest rate contracts	149,269	—	149,269	—
Foreign exchange contracts	19,465	—	19,465	—
Total trading account assets	237,656	68,922	168,734	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	5,431,467	4,746,335	685,132	—
Mortgage-backed securities	2,129,821	—	2,129,821	—
Collateralized mortgage obligations	3,418,979	—	3,418,979	—
States and political subdivisions	949	—	949	—
Total debt securities available for sale	10,981,216	4,746,335	6,234,881	—
Loans held for sale	68,766	—	68,766	—
Derivative assets:
Interest rate contracts	18,045	—	16,033	2,012
Equity contracts	14,185	—	14,185	—
Foreign exchange contracts	1,763	—	1,763	—
Total derivative assets	33,993	—	31,981	2,012
Other assets:
Equity securities	17,839	17,839	—	—
MSR	51,539	—	—	51,539
SBIC	80,074	—	—	80,074
Liabilities:
Trading account liabilities:
Interest rate contracts	$130,704	$—	$130,704	$—
Foreign exchange contracts	17,341	—	17,341	—
Total trading account liabilities	148,045	—	148,045	—
Derivative liabilities:
Interest rate contracts	31,438	—	31,438	—
Equity contracts	12,434	—	12,434	—
Foreign exchange contracts	1,111	—	1,111	—
Total derivative liabilities	44,983	—	44,983	—

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three months ended March 31, 2019 and 2018. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2017	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	192	1,885	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	2,945
Issuances	—	1,543	—
Sales	—	—	—
Settlements	—	—	—
Balance, March 31, 2018	$2,608	$53,025	$47,987
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2018	$192	$1,885	$—

Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	1,146	(5,053)	7,557
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	5,712
Issuances	—	1,059	—
Sales	—	—	—
Settlements	—	—	—
Balance, March 31, 2019	$3,158	$47,545	$93,343
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2019	$1,146	$(5,053)	$7,557

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three months ended March 31, 2019 and 2018, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$14,983	$—	$—	$14,983	$(1,973)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$2,260	$—	$—	$2,260	$(309)
Impaired loans (1)	7,251	—	—	7,251	(4,559)
OREO	16,147	—	—	16,147	(527)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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
The tables below presents information about the significant unobservable inputs for material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring and nonrecurring basis.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$3,158	Discounted cash flow	Closing ratios (pull-through)	21.8% - 99.9% (66.5%)
			Cap grids	0.5% - 3.2% (1.1%)
Other assets - MSRs	47,545	Discounted cash flow	Option adjusted spread	6.3% - 8.5% (6.5%)
			Constant prepayment rate or life speed	0.0% - 60.0% (10.5%)
			Cost to service	$65 - $4,000 ($86)
Other assets - SBIC investments	93,343	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
OREO	$14,983	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,012	Discounted cash flow	Closing ratios (pull-through)	15.0% - 99.6% (61.5%)
			Cap grids	0.5% - 3.1% (1.0%)
Other assets - MSRs	51,539	Discounted cash flow	Option adjusted spread	6.3% - 8.5% (6.5%)
			Constant prepayment rate or life speed	0.0% - 43.6% (9.6%)
			Cost to service	$65 - $4,000 ($84)
Other assets - SBIC investments	80,074	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$4,380	Discounted cash flow	Prepayment rate	8.4%
			Default rate	9.4%
			Loss severity	83.5%
Impaired loans	57,968	Appraised value	Appraised value	0.0% - 70.0% (14.6%)
OREO	16,869	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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

Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,008,461	$6,008,461	$6,008,461	$—	$—
Debt securities held to maturity	4,575,041	4,654,927	1,305,138	2,587,208	762,581
Loans and loans held for sale not measured at fair value, net	63,988,406	61,266,387	—	—	61,266,387
Liabilities:
Deposits	$74,380,308	$74,459,748	$—	$74,459,748	$—
FHLB and other borrowings	4,011,160	4,018,267	—	4,018,267	—
Federal funds purchased and securities sold under agreements to repurchase	188,024	188,024	—	188,024	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,332,626	$3,332,626	$3,332,626	$—	$—
Debt securities held to maturity	2,885,613	2,925,420	—	2,106,510	818,910
Loans, net	64,301,312	61,186,996	—	—	61,186,996
Liabilities:
Deposits	$72,167,987	$72,175,418	$—	$72,175,418	$—
FHLB and other borrowings	3,987,590	3,935,945	—	3,935,945	—
Federal funds purchased and securities sold under agreements to repurchase	102,275	102,275	—	102,275	—
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
At both March 31, 2019 and December 31, 2018, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $245 thousand and $(173) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2019 and 2018, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(89) thousand and $80 thousand for the three months ended March 31, 2019 and 2018, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2019
Residential mortgage loans held for sale	$76,938	$73,978	$2,960
December 31, 2018
Residential mortgage loans held for sale	$68,766	$66,052	$2,714
(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended March 31,
	2019			2018
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from debt securities available for sale	$67,768	$16,068	$51,700	$(54,845)	$(12,986)	$(41,859)
Less: reclassification adjustment for net gains on sale of debt securities in net income	8,958	2,124	6,834	—	—	—
Net change in unrealized gains (losses) on debt securities available for sale	58,810	13,944	44,866	(54,845)	(12,986)	(41,859)
Change in unamortized net holding losses on debt securities held to maturity	2,284	541	1,743	2,639	620	2,019
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	(39,904)	(9,417)	(30,487)
Less: non-credit related impairment on debt securities held to maturity	—	—	—	262	62	200
Change in unamortized non-credit related impairment on debt securities held to maturity	482	114	368	171	41	130
Net change in unamortized holding gains (losses) on debt securities held to maturity	2,766	655	2,111	(37,356)	(8,818)	(28,538)
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	31,518	7,465	24,053	(87)	150	(237)
Change in defined benefit plans	4,089	970	3,119	(4,425)	(1,046)	(3,379)
Other comprehensive income (loss)	$97,183	$23,034	$74,149	$(96,713)	$(22,700)	$(74,013)

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
	$(132,834)	$(24,765)	$(34,228)	$(5,591)	$(197,418)
Other comprehensive loss before reclassifications	(72,346)	(7,407)	—	(200)	(79,953)
Amounts reclassified from accumulated other comprehensive income (loss)	2,019	7,170	(3,379)	130	5,940
Net current period other comprehensive loss	(70,327)	(237)	(3,379)	(70)	(74,013)
Balance, March 31, 2018	$(203,161)	$(25,002)	$(37,607)	$(5,661)	$(271,431)

Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income before reclassifications	51,700	23,001	—	—	74,701
Amounts reclassified from accumulated other comprehensive income (loss)	(5,091)	1,052	3,119	368	(552)
Net current period other comprehensive income	46,609	24,053	3,119	368	74,149
Balance, March 31, 2019	$(137,668)	$29,188	$(33,727)	$(5,928)	$(148,135)

(1)	Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Basis of Presentation, for additional information.

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)		Condensed Consolidated Statements of Income Caption
	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$8,958	$—	Investment securities gains, net
	(2,284)	(2,639)	Interest on debt securities held to maturity
	6,674	(2,639)
	(1,583)	620	Income tax (expense) benefit
	$5,091	$(2,019)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(1,210)	$(8,890)	Interest and fees on loans
	(169)	(495)	Interest on FHLB and other borrowings
	(1,379)	(9,385)
	327	2,215	Income tax benefit
	$(1,052)	$(7,170)	Net of tax

Defined Benefit Plan Adjustment	$(4,089)	$4,425	(2)
	970	(1,046)	Income tax benefit (expense)
	$(3,119)	$3,379	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(482)	$(171)	Interest on debt securities held to maturity
	114	41	Income tax benefit
	$(368)	$(130)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, in the Notes to the December 31, 2018, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$194,297	$96,332
Net income taxes paid (refunded)	320	(569)
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$6,534	$4,736
Transfer of available for sale debt securities to held to maturity debt securities	—	1,017,275
Transfer of loans to loans held for sale	1,196,883	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Cash and cash equivalents	$6,008,461	$3,523,332
Restricted cash in other assets	131,378	171,562
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$6,139,839	$3,694,894
Restricted cash primarily represents cash collateral related to the Company's derivatives as well as amounts restricted for regulatory purposes related to BSI and BBVA Compass Payments, Inc. Restricted cash is included in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.
(12) Segment Information
The Company’s operating segments are based on the Company’s organizational structure. Each segment reflects the manner in which financial information is evaluated by management. The operating segment results include certain overhead allocations and intercompany transactions. All intercompany transactions have been eliminated to determine the consolidated balances. The Company operates primarily in the United States, and, accordingly, revenue and assets outside the United States are not material. There are no individual customers whose attributable revenues exceed 10% of consolidated revenue.
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended March 31, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$339,608	$383,820	$37,814	$(20,477)	$(57,676)	$683,089
Allocated provision (credit) for loan losses	57,440	103,405	25,930	373	(4,856)	182,292
Noninterest income	60,985	112,135	36,517	12,486	35,637	257,760
Noninterest expense	181,561	298,594	39,879	5,589	56,350	581,973
Net income (loss) before income tax expense (benefit)	161,592	93,956	8,522	(13,953)	(73,533)	176,584
Income tax expense (benefit)	33,935	19,731	1,790	(2,930)	(16,923)	35,603
Net income (loss)	127,657	74,225	6,732	(11,023)	(56,610)	140,981
Less: net income attributable to noncontrolling interests	96	—	—	405	55	556
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$127,561	$74,225	$6,732	$(11,428)	$(56,665)	$140,425
Average assets	$40,168,306	$19,191,981	$8,214,217	$17,214,202	$8,197,170	$92,985,876

	Three Months Ended March 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$322,872	$341,378	$46,396	$(4,273)	$(83,768)	$622,605
Allocated provision (credit) for loan losses	20,407	29,057	(18,209)	(121)	25,895	57,029
Noninterest income	61,238	108,752	41,792	6,725	39,318	257,825
Noninterest expense	168,104	286,826	39,610	5,589	62,784	562,913
Net income (loss) before income tax expense (benefit)	195,599	134,247	66,787	(3,016)	(133,129)	260,488
Income tax expense (benefit)	41,076	28,192	14,025	(633)	(30,862)	51,798
Net income (loss)	154,523	106,055	52,762	(2,383)	(102,267)	208,690
Less: net income attributable to noncontrolling interests	35	—	—	409	17	461
Net income (loss) attributable to BBVA Compass Bancshares, Inc.	$154,488	$106,055	$52,762	$(2,792)	$(102,284)	$208,229
Average assets	$37,667,960	$18,258,376	$8,280,917	$15,898,805	$7,664,851	$87,770,909
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2018 segment information has been revised to conform to the 2019 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.

(13) Revenue from Contracts with Customers
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended March 31, 2019
Service charges on deposit accounts	$12,340	$44,917	$1,651	$—	$58,908
Card and merchant processing fees	8,287	34,180	—	3,535	46,002
Investment services sales fees	26,696	—	—	—	26,696
Money transfer income	—	—	—	21,981	21,981
Investment banking and advisory fees	—	—	18,857	—	18,857
Asset management fees	10,767	—	—	—	10,767
	58,090	79,097	20,508	25,516	183,211
Other revenues (1)	2,895	33,038	16,009	22,607	74,549
Total noninterest income	$60,985	$112,135	$36,517	$48,123	$257,760

Three Months Ended March 31, 2018
Service charges on deposit accounts	$11,206	$43,340	$1,615	$—	$56,161
Card and merchant processing fees	6,704	29,953	—	3,021	39,678
Investment services sales fees	30,108	—	—	—	30,108
Money transfer income	—	—	—	20,688	20,688
Investment banking and advisory fees	—	—	23,896	—	23,896
Asset management fees	10,770	—	—	—	10,770
	58,788	73,293	25,511	23,709	181,301
Other revenues (1)	2,450	35,459	16,281	22,334	76,524
Total noninterest income	$61,238	$108,752	$41,792	$46,043	$257,825

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.
(14) Related Party Transactions
The Company enters into various transactions with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2019 and 2018.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $4.1 billion as of both March 31, 2019 and December 31, 2018. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	March 31, 2019	December 31, 2018
	(In Thousands)
Derivative contracts:
Fair value hedges	$(13,132)	$(24,839)
Cash flow hedges	215	174
Free-standing derivatives not designated as hedging instruments	14,259	23,378
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

	March 31, 2019	December 31, 2018
	(In Thousands)
Securities purchased under agreements to resell	$187,447	$109,947
Securities sold under agreements to repurchase	29,095	—
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2019. At both March 31, 2019 and December 31, 2018 there was no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $25 thousand and $120 thousand for the three months ended March 31, 2019 and 2018, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $4.1 million and $12.1 million for the three months ended March 31, 2019 and 2018, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $8.5 million and $7.3 million for the three months ended March 31, 2019 and 2018, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both March 31, 2019 and December 31, 2018, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended March 31, 2019 and 2018, the Company paid $4.5 million and $3.9 million, respectively, of preferred stock dividends to BBVA.

Loan Sales to Related Parties
During the three months ended March 31, 2019, the Company transferred $1.2 billion of commercial loans to loans held for sale as the Company plans to sell these loans to BBVA, S.A. New York Branch. These loans are carried at the lower of cost or fair value. The loss recorded at transfer to loans held for sale was not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policy relates to the allowance for loan losses. This critical accounting policy requires the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements, included herein.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended March 31, 2019 was $140.4 million compared to $208.2 million earned during the three months ended March 31, 2018. The Company’s results of operations for the three months ended March 31, 2019, reflected higher net interest income and lower income tax expense offset by higher provision for loan losses and noninterest expense.
Net interest income totaled $683.1 million for the three months ended March 31, 2019 compared to $622.6 million for the three months ended March 31, 2018. The net interest margin for the three months ended March 31, 2019 was 3.41%, compared to 3.27% for the three months ended March 31, 2018. Net interest income was positively impacted by higher interest rates due to the impact of increases in the Federal Reserve Board benchmark interest rate partially offset by higher funding costs.
The provision for loan losses was $182.3 million for the three months ended March 31, 2019 compared to $57.0 million for the three months ended March 31, 2018. The increase in provision for loan losses for the three months ended March 31, 2019 was driven by higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio.
Net charge-offs for the three months ended March 31, 2019 totaled $101.5 million compared to $67.7 million for the three months ended March 31, 2018. The increase in net charge-offs for the three months ended March 31, 2019 as compared to the corresponding period in 2018 was primarily driven by a $28.5 million increase in consumer direct net charge-offs.
Noninterest income was $257.8 million for both the three months ended March 31, 2019 and 2018.
Noninterest expense increased $19.1 million to $582.0 million for the three months ended March 31, 2019 compared to $562.9 million for the three months ended March 31, 2018. The increase was driven by a $3.3 million increase in professional services, $2.0 million increase in equipment, a $1.3 million increase in money transfer expense, and a $9.0 million increase in other noninterest expense primarily attributable to an increase in provision for unfunded commitments.
Income tax expense was $35.6 million for the three months ended March 31, 2019 compared to $51.8 million for the three months ended March 31, 2018. This resulted in an effective tax rate of 20.2% for the three months ended March 31, 2019 and 19.9% for three months ended March 31, 2018.
The Company's total assets at March 31, 2019 were $93.8 billion, an increase of $2.9 billion from December 31, 2018 levels. Total loans, excluding loans held for sale, were $63.8 billion at March 31, 2019, a decrease of $1.4 billion or 2.2% from year-end December 31, 2018 levels. The decrease in loans was primarily due to the transfer of $1.2 billion in commercial loans to loans held for sale. Deposits increased $2.2 billion or 3.1% compared to December 31, 2018, driven by an increase in interest bearing transaction accounts which increased 4.8%.
Total shareholder's equity at March 31, 2019 was $13.7 billion, an increase of $215 million compared to December 31, 2018.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.67% and 12.34%, respectively, at March 31, 2019 compared to 12.33% and 12.00%, respectively, at December 31, 2018.
In April 2019 the federal banking agencies issued proposed rules that would adjust the thresholds at which certain enhanced prudential standards and Basel III capital and liquidity requirements apply to FBOs, including BBVA, and the U.S. IHCs of FBOs, including the Parent, pursuant to the EGRRCPA.  The FBO Tailoring Proposals would establish risk-based categories for FBOs and their U.S. IHCs that would determine whether and to what extent enhanced prudential standards and certain capital and liquidity requirements apply to FBOs and their U.S. IHCs.  If the FBO Tailoring Proposals are adopted as proposed, BBVA and the Parent would be subject to less restrictive enhanced prudential standards and capital and liquidity requirements than under current regulations.  In addition, in April 2019 the Federal Reserve Board and the FDIC issued a proposed rule that would reduce or eliminate resolution planning requirements for institutions that fall into certain risk-based categories.  If the Resolution Plan Proposal is adopted as proposed, BBVA, the Company and the Bank would be subject to reduced resolution planning requirements.  The Company cannot predict at this time, however, whether the FBO Tailoring Proposals or the Resolution Plan Proposal will be adopted as proposed and what effect any such final rules would have on the Company, its subsidiaries, or these entities’ activities, financial condition and/or results of operations.
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
The Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. At March 31, 2019, the Company's LCR was 145% and was fully compliant with the LCR requirements.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Other
On April 24, 2019, BBVA announced that it is moving to unify its brand globally. In the coming months, the Bank will begin the process of transitioning away from the use of the BBVA Compass name and be re-branding as BBVA.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $140.4 million and $208.2 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s results of operations for the three months ended March 31, 2019, reflected higher net interest income and lower income tax expense offset by higher provision for loan losses and noninterest expense.

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
Three Months Ended March 31, 2019 and 2018
Net interest income totaled $683.1 million for the three months ended March 31, 2019 compared to $622.6 million for the three months ended March 31, 2018.
Net interest income on a fully taxable equivalent basis totaled $696.3 million for the three months ended March 31, 2019, an increase of $61.3 million compared with $635.0 million for the three months ended March 31, 2018. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.41% for the three months ended March 31, 2019 compared to 3.27% for the three months ended March 31, 2018. The 14 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the three months ended March 31, 2019, on the loan portfolio was 5.03% compared to 4.40% for the same period in 2018. The 63 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.45% for the three months ended March 31, 2019 compared to 2.13% for the three months ended March 31, 2018. The increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 1.42% for the three months ended March 31, 2019 compared to 0.83% for the three months ended March 31, 2018 and reflects the impact of higher funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended March 31, 2019 was 3.56% compared to 3.03% for the corresponding period in 2018. The 53 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $1.2 billion issuance of unsecured senior notes in June 2018.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$65,482,395	$812,415	5.03%	$62,200,448	$674,830	4.40%
Debt securities – AFS	9,922,400	53,522	2.19	11,424,405	56,605	2.01
Debt securities – HTM (tax exempt) (3)	658,910	6,091	3.75	886,774	7,054	3.23
Debt securities – HTM (taxable)	3,375,382	24,674	2.96	1,109,635	6,848	2.50
Total debt securities - HTM	4,034,292	30,765	3.09	1,996,409	13,902	2.82
Trading account securities (3)	81,552	539	2.68	121,371	751	2.51
Other (4) (5)	3,170,307	22,968	2.94	3,098,494	11,875	1.55
Total earning assets	82,690,946	920,209	4.51	78,841,127	757,963	3.90
Noninterest earning assets:
Cash and due from banks	1,293,095			580,515
Allowance for loan losses	(909,663)			(844,248)
Net unrealized (loss) gain on investment securities available for sale	(187,905)			(228,187)
Other noninterest earning assets	10,099,403			9,421,702
Total assets	$92,985,876			$87,770,909
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,685,693	20,346	0.95	$8,195,605	9,581	0.47
Savings and money market accounts	27,218,571	76,909	1.15	25,526,343	38,890	0.62
Certificates and other time deposits	16,116,509	85,099	2.14	14,109,950	48,876	1.40
Total interest bearing deposits	52,020,773	182,354	1.42	47,831,898	97,347	0.83
FHLB and other borrowings	4,290,724	37,626	3.56	3,310,286	24,756	3.03
Federal funds purchased and securities sold under agreements to repurchase (5)	411,925	3,747	3.69	22,235	536	9.78
Other short-term borrowings	28,117	196	2.83	51,626	344	2.70
Total interest bearing liabilities	56,751,539	223,923	1.60	51,216,045	122,983	0.97
Noninterest bearing deposits	20,183,069			21,581,905
Other noninterest bearing liabilities	2,410,613			1,882,541
Total liabilities	79,345,221			74,680,491
Shareholder’s equity	13,640,655			13,090,418
Total liabilities and shareholder’s equity	$92,985,876			$87,770,909
Net interest income/net interest spread		$696,286	2.91%		$634,980	2.93%
Net interest margin			3.41%			3.27%
Taxable equivalent adjustment		13,197			12,375
Net interest income		$683,089			$622,605

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended March 31, 2019 and 2018
For the three months ended March 31, 2019, the Company recorded $182.3 million of provision for loan losses compared to $57.0 million for the three months ended March 31, 2018. The increase in provision for loan losses for the three months ended March 31, 2019 was primarily attributable to higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio during the three months ended March 31, 2019.
The Company recorded net charge-offs of $101.5 million during the three months ended March 31, 2019 compared to $67.7 million during the corresponding period in 2018. The increase in net charge-offs for the three months ended March 31, 2019, as compared to the corresponding period in 2018, was primarily driven by a $28.5 million increase in consumer direct net charge-offs.
Net charge-offs were 0.63% of average loans for the three months ended March 31, 2019 compared to 0.44% of average loans for the three months ended March 31, 2018.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Service charges on deposit accounts	$58,908	$56,161
Card and merchant processing fees	46,002	39,678
Investment services sales fees	26,696	30,108
Money transfer income	21,981	20,688
Investment banking and advisory fees	18,857	23,896
Asset management fees	10,767	10,770
Corporate and correspondent investment sales	6,892	12,056
Mortgage banking	4,937	8,397
Bank owned life insurance	4,584	4,215
Investment securities gains, net	8,958	—
Other	49,178	51,856
Total noninterest income	$257,760	$257,825
Three Months Ended March 31, 2019 and 2018
Noninterest income was $257.8 million for both the three months ended March 31, 2019 and 2018.
Card and merchant processing fees represents income related to customers' utilization of their debt and credit cards, as well as interchange income and merchants' discounts. Income from card and merchant processing fees increased to $46.0 million for the three months ended March 31, 2019, compared to $39.7 million for the three months ended March 31, 2018. Contributing to this increase was a $4.7 million increase in interchange income related to growth in the number of accounts as well as an increase in current customers' spending volumes.

Investment services sales fees is comprised of mutual fund and annuity sales income and insurance sales fees. Income from investment services sales fees decreased to $26.7 million for the three months ended March 31, 2019, compared to $30.1 million for the three months ended March 31, 2018, due to a decrease of $5.7 million in securities transaction fees partially offset by an increase of $1.8 million related to life and disability insurance fees.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees decreased to $18.9 million for the three months ended March 31, 2019, compared to $23.9 million for the three months ended March 31, 2018. The primary driver of this decrease was a decline in the volume of underwriting activity during the three months ended March 31, 2019 compared to the same period in 2018.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased to $6.9 million for the three months ended March 31, 2019, compared to $12.1 million for the three months ended March 31, 2018. The decrease was primarily driven by a decline in customer interest rate swap income due to a decrease in interest rate contract sales as well as valuation adjustments on interest rate contracts for the three months ended March 31, 2019 compared to the same period in 2018.
Mortgage banking for the three months ended March 31, 2019 was $4.9 million, a decrease of $3.5 million compared to the three months ended March 31, 2018. Mortgage banking for the three months ended March 31, 2019, included $6.8 million of servicing income, guarantee fees and gains on sales of mortgage loans partially offset by net losses of $1.9 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended March 31, 2018, included $8.3 million of servicing income, guarantee fees and gains on sales of mortgage loans as well as net gains of $405 thousand related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The decrease in mortgage banking income was driven in part by a decrease in the valuation related to MSRs due to a decline in interest rates as well as decreased mortgage loan sales volume.
Investment securities gains, net were $9.0 million for the three months ended March 31, 2019. See, “—Debt Securities” for more information related to the debt securities sales.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Salaries, benefits and commissions	$292,716	$289,440
Equipment	65,394	63,360
Professional services	63,896	60,645
Net occupancy	40,941	40,422
Money transfer expense	14,978	13,721
Total securities impairment	—	309
Other	104,048	95,016
Total noninterest expense	$581,973	$562,913
Three Months Ended March 31, 2019 and 2018
Noninterest expense was $582.0 million for the three months ended March 31, 2019, an increase of $19.1 million compared to $562.9 million for the three months ended March 31, 2018. The increase was driven by increases in equipment, professional services, money transfer expense and other noninterest expense.

Equipment expense increased by $2.0 million during the three months ended March 31, 2019, to $65.4 million compared to $63.4 million for the corresponding period in 2018 primarily due to a $3.1 million increase in software maintenance and software amortization partially offset by a $1.1 million decrease in depreciation expense.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $3.3 million during the three months ended March 31, 2019, to $63.9 million compared to $60.6 million for the corresponding period in 2018 due to a $1.3 million increase in outsourcing and a $1.7 million increase in services related to credit reporting and credit card processing.
Money transfer expense increased to $15.0 million during the three months ended March 31, 2019 compared to $13.7 million for the three months ended March 31, 2018 driven by an increase in transaction volumes during 2019.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $9.0 million during the three months ended March 31, 2019, to $104.0 million compared to $95.0 million for the three months ended March 31, 2018. The primary driver of the increase was due to a $5.2 million increase in the provision for unfunded commitments in 2019 compared to the corresponding period in 2018.
Income Tax Expense
Three Months Ended March 31, 2019 and 2018
The Company’s income tax expense totaled $35.6 million and $51.8 million for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate was 20.2% for the three months ended March 31, 2019 and 19.9% for the three months ended March 31, 2018.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $4.9 billion at March 31, 2019, compared to $2.1 billion December 31, 2018. The increase was driven by a $2.7 billion increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
Trading account assets totaled $306 million at March 31, 2019, compared to $238 million December 31, 2018.
Debt Securities
At March 31, 2019, the securities portfolio included $9.3 billion in available for sale debt securities and $4.6 billion in held to maturity debt securities for a total debt securities portfolio of $13.9 billion, an increase of $5 million compared with December 31, 2018.
During the three months ended March 31, 2019, the Company received proceeds of $1.4 billion related to the sale of U.S. Treasury securities and agency mortgage-backed securities classified as available for sale which resulted in a net gain of $9.0 million. The Company also purchased approximately $1.8 billion of U.S. Treasury securities that were classified as held to maturity.
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

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	March 31, 2019	December 31, 2018
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,281,930	$26,562,319
Real estate – construction	1,945,347	1,997,537
Commercial real estate – mortgage	12,955,196	13,016,796
Total commercial loans	$40,182,473	$41,576,652
Consumer loans:
Residential real estate – mortgage	$13,396,396	$13,422,156
Equity lines of credit	2,716,307	2,747,217
Equity loans	288,169	298,614
Credit card	832,832	818,308
Consumer direct	2,533,916	2,553,588
Consumer indirect	3,807,452	3,770,019
Total consumer loans	$23,575,072	$23,609,902
Total loans	$63,757,545	$65,186,554
Loans held for sale	1,273,821	68,766
Total loans and loans held for sale	$65,031,366	$65,255,320
Loans and loans held for sale, net of unearned income, totaled $65.0 billion at March 31, 2019, a decrease of $224.0 million from December 31, 2018. During the three months ended March 31, 2019, the Company transferred $1.2 billion of commercial loans to loans held for sale as the Company plans to sell these loans to BBVA, S.A. New York Branch.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, other real estate owned and other repossessed assets, totaled $897 million at March 31, 2019, an increase of $57 million compared to $840 million at December 31, 2018. The increase in nonperforming assets was primarily due to a $55 million increase in nonaccrual loans driven by a $61 million increase in commercial, financial and agricultural nonaccrual loans primarily due to four unrelated commercial, financial and agricultural loans in the healthcare and energy sectors being placed on nonaccrual status. As a percentage of total loans and loans held for sale, other real estate owned and other repossessed assets, nonperforming assets were 1.38% at March 31, 2019 compared with 1.29% at December 31, 2018.
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

Table 5 Potential Problem Loans

	March 31, 2019	December 31, 2018
	(In Thousands)
Commercial, financial and agricultural	$328,985	$371,627
Real estate – construction	15,205	12,791
Commercial real estate – mortgage	138,010	74,737
	$482,200	$459,155

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	March 31, 2019	December 31, 2018
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$461,029	$400,389
Real estate – construction	1,298	2,851
Commercial real estate – mortgage	109,447	110,144
Residential real estate – mortgage	163,463	167,099
Equity lines of credit	34,999	37,702
Equity loans	9,840	10,939
Credit card	—	—
Consumer direct	4,725	4,528
Consumer indirect	21,843	17,834
Total nonaccrual loans	806,644	751,486
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$806,644	$751,486
Accruing TDRs: (1)
Commercial, financial and agricultural	$18,910	$18,926
Real estate – construction	111	116
Commercial real estate – mortgage	3,811	3,661
Residential real estate – mortgage	59,167	57,446
Equity lines of credit	—	—
Equity loans	26,188	26,768
Credit card	—	—
Consumer direct	3,854	2,684
Consumer indirect	—	—
Total Accruing TDRs	112,041	109,601
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$112,041	$109,601
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$8,144	$8,114
Real estate – construction	533	544
Commercial real estate – mortgage	1,160	2,420
Residential real estate – mortgage	9,007	5,927
Equity lines of credit	1,471	2,226
Equity loans	34	180
Credit card	18,499	17,011
Consumer direct	17,251	13,336
Consumer indirect	7,781	9,791
Total loans 90 days past due and accruing	63,880	59,549
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$63,880	$59,549
OREO	$14,983	$16,869
Other repossessed assets	$11,225	$12,031

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	March 31, 2019	December 31, 2018
	(In Thousands)
Nonaccrual loans	$806,644	$751,486
Loans 90 days or more past due and accruing (1)	63,880	59,549
TDRs 90 days or more past due and accruing	370	411
Nonperforming loans	870,894	811,446
OREO	14,983	16,869
Other repossessed assets	11,225	12,031
Total nonperforming assets	$897,102	$840,346

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	March 31, 2019	December 31, 2018
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.34%	1.24%
Nonperforming assets as a percentage of total loans and loans held for sale, other real estate owned, and other repossessed assets (2)	1.38	1.29
Allowance for loan losses as a percentage of loans	1.52	1.36
Allowance for loan losses as a percentage of nonperforming loans (3)	110.92	109.09

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, other real estate owned and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale.
Table 9 Rollforward of Nonaccrual Loans

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Balance at beginning of period,	$751,486	$658,865
Additions	227,190	148,155
Returns to accrual	(37,819)	(25,073)
Loan sales	—	(8,475)
Payments and paydowns	(17,758)	(49,229)
Transfers to OREO	(5,984)	(4,576)
Charge-offs	(110,471)	(72,457)
Balance at end of period	$806,644	$647,210
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
The following table provides a rollforward of TDR activity, excluding loans held for sale.
Table 10 Rollforward of TDR Activity

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Balance at beginning period	$311,442	$285,606
New TDRs	20,498	7,295
Payments/Payoffs	(15,719)	(7,725)
Charge-offs	(460)	(4,173)
Transfer to OREO	—	—
Balance at end of period	$315,761	$281,003
The Company’s aggregate recorded investment in impaired loans modified through TDRs was $316 million at March 31, 2019 compared to $311 million at December 31, 2018. Included in these amounts are $112 million at March 31, 2019 and $110 million at December 31, 2018 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $966 million at March 31, 2019, from $885 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.52% at March 31, 2019 compared to 1.36% at December 31, 2018. Nonperforming loans were $871 million at March 31, 2019 compared to $811 million at December 31, 2018. The allowance attributable to individually impaired loans was $152 million at March 31, 2019 compared to $107 million at December 31, 2018. The increase was driven by the increase in nonperforming loans as well as updated impairment analysis. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.63% of average loans for the three months ended March 31, 2019 compared to 0.44% of average loans for the three months ended March 31, 2018. The increase in net charge-offs for the three months ended March 31, 2019 as compared to the corresponding period in 2018 was primarily due to a $28.5 million increase in consumer direct net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended March 31,
	2019	2018
	(Dollars in Thousands)
Average loans outstanding during the period	$65,386,558	$62,162,146
Allowance for loan losses, beginning of period	$885,242	$842,760
Charge-offs:
Commercial, financial and agricultural	9,503	10,132
Real estate – construction	19	30
Commercial real estate – mortgage	6	173
Residential real estate – mortgage	1,446	2,137
Equity lines of credit	3,238	1,674
Equity loans	328	771
Credit card	16,942	10,844
Consumer direct	59,131	27,555
Consumer indirect	36,800	29,985
Total charge-offs	127,413	83,301
Recoveries:
Commercial, financial and agricultural	4,760	1,737
Real estate – construction	1,429	119
Commercial real estate – mortgage	33	59
Residential real estate – mortgage	517	757
Equity lines of credit	2,663	1,514
Equity loans	409	840
Credit card	1,699	970
Consumer direct	5,257	2,143
Consumer indirect	9,134	7,444
Total recoveries	25,901	15,583
Net charge-offs	101,512	67,718
Total provision for loan losses	182,292	57,029
Allowance for loan losses, end of period	$966,022	$832,071
Net charge-offs to average loans	0.63%	0.44%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of March 31, 2019 and December 31, 2018.
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
The commercial, financial and agricultural portfolio segment totaled $25.3 billion at March 31, 2019 compared to $26.6 billion at December 31, 2018. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	March 31, 2019				December 31, 2018 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$2,255,972	$46,537	$—	$—	$2,403,917	$68,891	$—	$3,922
Basic Materials	574,570	2,324	—	660	567,966	2,426	—	—
Capital Goods & Industrial Services	2,570,169	75,048	117	87	2,523,857	74,769	124	39
Construction & Construction Materials	785,030	20,347	—	—	732,838	19,971	—	—
Consumer	592,320	682	—	—	592,607	600	—	—
Healthcare	2,830,302	54,977	328	—	2,914,464	18,682	333	83
Energy	2,836,518	161,864	—	—	2,863,529	119,069	—	—
Financial Services	950,487	84	—	470	1,061,922	94	—	—
General Corporates	1,686,344	4,211	—	6,033	1,757,121	4,645	3	3,993
Institutions	3,031,525	467	—	—	3,349,248	474	—	—
Leisure and Consumer Services	2,475,633	24,615	—	—	2,597,598	22,544	—	10
Real Estate	1,326,247	230	—	—	1,533,206	248	—	—
Retail	560,758	33,192	—	894	573,658	29,751	—	67
Telecoms, Technology & Media	1,363,926	3,338	45	—	1,525,730	3,680	46	—
Transportation	899,832	33,113	—	—	1,000,564	34,545	—	—
Utilities	542,297	—	18,420	—	564,094	—	18,420	—
Total Commercial, Financial and Agricultural	$25,281,930	$461,029	$18,910	$8,144	$26,562,319	$400,389	$18,926	$8,114

(1)	December 31, 2018 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2019.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.0 billion at both March 31, 2019 and December 31, 2018, and real estate — construction loans totaled $1.9 billion at March 31, 2019 and $2.0 billion at December 31, 2018.
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

The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	March 31, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$370,393	$5,256	$2,180	$—	$375,442	$5,507	$2,221	$237
Arizona	842,750	8,021	—	—	855,007	8,342	—	—
California	1,987,414	—	—	28	2,196,360	—	—	1,722
Colorado	569,732	6,863	—	—	533,481	6,036	—	—
Florida	1,090,408	18,121	56	—	1,086,443	18,030	66	—
New Mexico	138,561	3,607	119	—	157,473	3,769	121	14
Texas	3,884,412	38,716	590	1,132	3,911,128	41,707	382	447
Other	4,071,526	28,863	866	—	3,901,462	26,753	871	—
	$12,955,196	$109,447	$3,811	$1,160	$13,016,796	$110,144	$3,661	$2,420

Table 14 Real Estate – Construction

	March 31, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$71,423	$95	$—	$115	$64,758	$96	$—	$69
Arizona	201,305	—	—	—	181,143	—	—	—
California	239,653	—	—	—	253,416	—	—	—
Colorado	65,647	—	—	—	111,375	—	—	—
Florida	179,218	—	—	—	213,502	—	—	—
New Mexico	8,208	—	45	1	6,868	—	46	—
Texas	752,266	777	66	417	754,994	2,331	70	475
Other	427,627	426	—	—	411,481	424	—	—
	$1,945,347	$1,298	$111	$533	$1,997,537	$2,851	$116	$544
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

Residential real estate — mortgage loans totaled $13.4 billion at both March 31, 2019 and December 31, 2018. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	March 31, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$935,175	$22,704	$11,916	$1,574	$944,556	$23,285	$11,677	$1,002
Arizona	1,352,308	13,742	7,451	293	1,334,736	12,572	8,415	217
California	3,256,048	13,873	4,358	916	3,252,592	15,898	3,910	—
Colorado	1,134,245	5,067	1,173	—	1,132,517	5,255	784	—
Florida	1,572,840	39,306	11,072	584	1,590,912	39,699	9,908	1,433
New Mexico	216,913	3,656	1,285	—	219,434	3,683	1,287	—
Texas	4,517,551	50,014	19,917	2,994	4,536,383	50,069	19,293	3,275
Other	411,316	15,101	1,995	2,646	411,026	16,638	2,172	—
	$13,396,396	$163,463	$59,167	$9,007	$13,422,156	$167,099	$57,446	$5,927
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	March 31, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$735,544	$111,662	$20,115	$5,521	$730,294	$113,560	$19,131	$4,803
621 – 680	1,134,063	19,757	12,911	144	1,146,999	20,877	14,168	301
681 – 720	1,731,800	12,460	11,596	121	1,725,819	11,471	9,031	451
Above 720	9,202,495	10,439	13,963	3,038	9,208,678	11,156	14,847	107
Unknown	592,494	9,145	582	183	610,366	10,035	269	265
	$13,396,396	$163,463	$59,167	$9,007	$13,422,156	$167,099	$57,446	$5,927

Equity lines of credit and equity loans totaled $3.0 billion at both March 31, 2019 and December 31, 2018. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	March 31, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$485,632	$11,288	$7,939	$256	$498,839	$11,536	$8,062	$477
Arizona	344,147	6,780	3,796	164	348,763	6,409	4,005	221
California	428,430	1,099	265	233	426,179	3,358	267	402
Colorado	186,755	2,808	832	—	193,122	2,822	841	128
Florida	321,620	8,469	5,549	276	332,367	8,646	5,704	398
New Mexico	48,324	1,583	587	—	50,873	1,515	593	286
Texas	1,162,123	11,553	6,829	516	1,166,304	13,097	6,901	446
Other	27,445	1,259	391	60	29,384	1,258	395	48
	$3,004,476	$44,839	$26,188	$1,505	$3,045,831	$48,641	$26,768	$2,406

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	March 31, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$213,265	$23,602	$7,338	$1,251	$204,527	$26,747	$5,905	$1,923
621 – 680	371,803	10,005	7,274	137	376,248	9,548	9,126	254
681 – 720	536,033	7,080	4,491	35	537,568	8,014	3,908	106
Above 720	1,875,989	3,808	7,085	82	1,919,796	3,950	7,829	106
Unknown	7,386	344	—	—	7,692	382	—	17
	$3,004,476	$44,839	$26,188	$1,505	$3,045,831	$48,641	$26,768	$2,406
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at March 31, 2019 were $2.5 billion and $2.6 billion at December 31, 2018. Total credit cards at March 31, 2019 were $833 million and $818 million at December 31, 2018.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $3.8 billion at both March 31, 2019 and December 31, 2018.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	March 31, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$240,831	$3,802	$1,295	$15,302	$217,273	$3,870	$1,002	$12,197
621 – 680	510,086	454	861	291	531,466	257	387	178
681 – 720	593,225	189	1,698	30	596,889	147	1,295	311
Above 720	1,126,393	280	—	60	1,149,606	254	—	11
Unknown	63,381	—	—	1,568	58,354	—	—	639
	$2,533,916	$4,725	$3,854	$17,251	$2,553,588	$4,528	$2,684	$13,336
Table 20 Consumer Indirect

	March 31, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$880,920	$18,297	$—	$7,456	$865,702	$14,700	$—	$9,128
621 – 680	1,072,516	2,243	—	222	1,083,116	2,084	—	381
681 – 720	714,159	770	—	53	719,093	648	—	69
Above 720	1,137,242	477	—	50	1,099,289	402	—	213
Unknown	2,615	56	—	—	2,819	—	—	—
	$3,807,452	$21,843	$—	$7,781	$3,770,019	$17,834	$—	$9,791
Foreign Exposure
As of March 31, 2019, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

There were no changes in the Company's and Bank's credit rating during the three months ended March 31, 2019. The Company's and the Bank's credit ratings at March 31, 2019 were as follows:
Table 21 Credit Ratings

As of March 31, 2019
	Standard & Poor’s	Moody’s	Fitch
BBVA Compass Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB+
Short-term debt rating	A-2	—	F2
Compass Bank
Long-term debt rating	BBB+	Baa2	BBB+
Long-term bank deposits (1)	N/A	A2	A-
Subordinated debt	BBB	Baa2	BBB
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (1)	N/A	P-1	F2
Outlook	Stable	Stable	Negative
(1) S&P does not provide a rating; therefore, the rating is N/A.
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for additional information.
A credit rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Deposits
Total deposits increased by $2.2 billion from December 31, 2018 to March 31, 2019. At March 31, 2019 and December 31, 2018, total deposits included $8.5 billion and $9.0 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	March 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,403,716	27.4%	$20,183,876	28.0%
Interest-bearing demand deposits	9,509,563	12.8	8,400,192	11.6
Savings and money market	28,508,858	38.3	27,877,124	38.6
Time deposits	15,958,171	21.5	15,706,795	21.8
Total deposits	$74,380,308	100.0%	$72,167,987	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at March 31, 2019
Federal funds purchased	$5,060	$398	2.50%	$5,060	2.50%
Securities sold under agreements to repurchase (1)	407,248	411,527	1.69	182,964	2.83
Other short-term borrowings	69,446	28,117	2.83	30,975	2.00
	$481,754	$440,042		$218,999
Balance at December 31, 2018
Federal funds purchased	$2,000	$82	2.50%	$—	—%
Securities sold under agreements to repurchase (1)	183,511	109,770	1.78	102,275	3.73
Other short-term borrowings	159,004	68,423	3.04	—	—
	$344,515	$178,275		$102,275

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
At both March 31, 2019 and December 31, 2018, FHLB and other borrowings were $4.0 billion.
For the three months ended March 31, 2019, the Company had $3.8 billion of proceeds received from FHLB and other borrowings and repayments were approximately $3.8 billion.
Shareholder’s Equity
Total shareholder's equity was $13.7 billion at March 31, 2019, compared to $13.5 billion at December 31, 2018, an increase of $215 million. Shareholder's equity increased $140 million due to earnings attributable to the Company during the period, as well as a $74 million decrease in accumulated other comprehensive loss largely attributable to a decrease in unrealized losses on available for sale securities offset, in part, by the payment of preferred dividends totaling $4.5 million to its sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2019, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2019.
Table 24 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
March 31, 2019
Rate Change
+ 200 basis points	5.46%
+ 100 basis points	2.89
- 100 basis points	(5.05)
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
Table 25 Economic Value of Equity

Estimated % Change in Economic Value of Equity
March 31, 2019
Rate Change
+ 300 basis points	(11.20)%
+ 200 basis points	(7.22)
+ 100 basis points	(3.24)
- 100 basis points	0.55
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2019, the Company had derivative financial instruments outstanding with notional amounts of $47.5 billion. The estimated net fair value of open contracts was in an asset position of $100 million at March 31, 2019. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at March 31, 2019 or December 31, 2018 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
The Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. At March 31, 2019, the Company's LCR was 145% and was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at March 31, 2019 and December 31, 2018.
Table 26 Capital Ratios

	March 31, 2019	December 31, 2018
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,631,558	$8,457,585
Tier 1 Capital	8,865,758	8,691,785
Total Capital	10,402,209	10,216,625
Ratios:
CET1 Risk-based Capital Ratio	12.34%	12.00%
Tier 1 Risk-based Capital Ratio	12.67	12.33
Total Risk-based Capital Ratio	14.87	14.49
Leverage Ratio	10.05	10.03
At March 31, 2019, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2018.
The following discussion updates the risk factors disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2018.
The Company's rebranding strategy may not produce the benefits expected, may involve substantial costs and may not be favorably received by Customers.
Since 2008, the Company has marketed the Company's products and services using the “BBVA Compass” brand name and logo. On April 24, 2019, BBVA announced that it is moving to unify its brand globally.  In the coming months, the Bank will begin the process of transitioning away from the use of the “BBVA Compass” name and rebranding as “BBVA.”
Developing and maintaining awareness and integrity of the Company and the Company's brand are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. The importance of brand recognition will increase as competition in the Company's market further intensifies. Successful promotion of the Company's brand will depend on the effectiveness of the Company's marketing efforts and on the Company's ability to provide reliable and useful banking solutions. The Company plans to continue investing substantial resources to promote the Company's brand, but there is no guarantee that the Company will be able to achieve or maintain brand name recognition or status under the new brand, “BBVA,” that is comparable to the recognition and status previously enjoyed by the “BBVA Compass” brand.  Even if the Company's brand recognition and loyalty increases, this may not result in increased use of the Company's products and services or higher revenue.
For these reasons, the Company's rebranding initiative may not produce the benefits expected, could adversely affect the Company's ability to retain and attract customers, and may have a negative impact on the Company's operations, business, financial results and financial condition.

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
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended March 31, 2019, from embassy-related activity, which include fees and/or commissions, did not exceed $1,062. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: May 8, 2019	BBVA Compass Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer