Form 10-Q
period 2019-06-30
BBVA USA Bancshares, Inc.
filed 2019-08-06
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File Number: 000-55106
BBVA USA Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Texas		20-8948381
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2200 Post Oak Blvd. Houston, Texas		77056
(Address of principal executive offices)		(Zip Code)
(205) 297-3000
(Registrant’s telephone number, including area code)
BBVA Compass Bancshares, Inc.
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2019
Common Stock (par value $0.01 per share)	222,963,891 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	BBVA USA
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA USA Bancshares, Inc. and its subsidiaries
CRA	Community Reinvestment Act
EGRRCPA	Economic Growth Regulatory Relief and Consumer Protection Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO Tailoring Proposals
Federal banking agencies proposed rules that would adjust the thresholds at which certain enhanced prudential standards and Basel III capital and liquidity requirements apply to FBOs and the U.S. IHCs of FBOs pursuant to the EGRRCPA

FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
OIS	Overnight Index Swap
Parent	BBVA USA Bancshares, Inc.

Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
Resolution Plan Proposal	Federal Reserve Board and FDIC proposed rule that would reduce or eliminate resolution planning requirements for institutions that fall into certain risk-based categories
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
Tax Cuts and Jobs Act	H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. GAAP	Accounting principles generally accepted in the U.S.

Unless otherwise specified, the terms “we,” “us,” “our,” and the “Company” are used to refer to BBVA USA Bancshares, Inc. and its subsidiaries, or any one or more of them, as the context may require. The term “Parent” refers to BBVA USA Bancshares, Inc. The term “BBVA” refers to Banco Bilbao Vizcaya Argentaria, S.A., the parent company of BBVA USA Bancshares, Inc.
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(In Thousands)
Assets:
Cash and due from banks	$1,027,400	$1,217,319
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	4,773,761	2,115,307
Cash and cash equivalents	5,801,161	3,332,626
Trading account assets	440,098	237,656
Debt securities available for sale	9,010,950	10,981,216
Debt securities held to maturity (fair value of $5,065,268 and $2,925,420 at June 30, 2019 and December 31, 2018, respectively)	4,912,483	2,885,613
Loans held for sale, at fair value	90,537	68,766
Loans	63,311,553	65,186,554
Allowance for loan losses	(977,660)	(885,242)
Net loans	62,333,893	64,301,312
Premises and equipment, net	1,105,819	1,152,958
Bank owned life insurance	745,130	736,171
Goodwill	4,983,296	4,983,296
Other assets	2,760,678	2,267,560
Total assets	$92,184,045	$90,947,174
Liabilities:
Deposits:
Noninterest bearing	$20,646,209	$20,183,876
Interest bearing	51,942,601	51,984,111
Total deposits	72,588,810	72,167,987
FHLB and other borrowings	4,052,969	3,987,590
Federal funds purchased and securities sold under agreements to repurchase	191,739	102,275
Other short-term borrowings	2,067	—
Accrued expenses and other liabilities	1,477,737	1,176,793
Total liabilities	78,313,322	77,434,645
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both June 30, 2019 and December 31, 2018	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 and 222,950,751 shares at June 30, 2019 and December 31, 2018, respectively	2,230	2,230
Surplus	14,364,527	14,545,849
Accumulated deficit	(768,290)	(1,107,198)
Accumulated other comprehensive income (loss)	13,508	(186,848)
Total BBVA USA Bancshares, Inc. shareholder’s equity	13,841,450	13,483,508
Noncontrolling interests	29,273	29,021
Total shareholder’s equity	13,870,723	13,512,529
Total liabilities and shareholder’s equity	$92,184,045	$90,947,174
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Interest income:
Interest and fees on loans	$787,767	$711,006	$1,588,255	$1,374,941
Interest on debt securities available for sale	45,125	53,792	98,647	110,394
Interest on debt securities held to maturity	33,313	13,062	62,808	25,488
Interest on trading account assets	601	924	1,140	1,674
Interest and dividends on other earning assets	35,823	14,916	58,791	26,791
Total interest income	902,629	793,700	1,809,641	1,539,288
Interest expense:
Interest on deposits	202,478	116,323	384,832	213,670
Interest on FHLB and other borrowings	34,300	31,912	71,926	56,668
Interest on federal funds purchased and securities sold under agreements to repurchase	6,002	1,399	9,749	1,935
Interest on other short-term borrowings	100	567	296	911
Total interest expense	242,880	150,201	466,803	273,184
Net interest income	659,749	643,499	1,342,838	1,266,104
Provision for loan losses	155,018	91,280	337,310	148,309
Net interest income after provision for loan losses	504,731	552,219	1,005,528	1,117,795
Noninterest income:
Service charges on deposit accounts	61,731	58,581	120,639	114,742
Card and merchant processing fees	50,355	44,048	96,357	83,726
Investment services sales fees	31,333	29,782	58,029	59,890
Money transfer income	25,272	23,920	47,253	44,608
Investment banking and advisory fees	20,758	24,546	39,615	48,442
Asset management fees	11,867	10,989	22,634	21,759
Corporate and correspondent investment sales	5,607	16,355	12,499	28,411
Mortgage banking	5,870	7,964	10,807	16,361
Bank owned life insurance	4,803	4,375	9,387	8,590
Investment securities gains, net	—	—	8,958	—
Other	66,685	49,459	115,863	101,315
Total noninterest income	284,281	270,019	542,041	527,844
Noninterest expense:
Salaries, benefits and commissions	296,303	286,852	589,019	576,292
Professional services	73,784	68,577	137,680	129,222
Equipment	62,638	63,660	128,032	127,020
Net occupancy	40,116	42,671	81,057	83,093
Money transfer expense	17,290	16,302	32,268	30,023
Securities impairment:
Other-than-temporary impairment	221	—	221	571
Less: non-credit portion recognized in other comprehensive income	108	—	108	262
Total securities impairment	113	—	113	309
Other	108,070	101,483	212,118	196,499
Total noninterest expense	598,314	579,545	1,180,287	1,142,458
Net income before income tax expense	190,698	242,693	367,282	503,181
Income tax expense	30,512	58,295	66,115	110,093
Net income	160,186	184,398	301,167	393,088
Less: net income attributable to noncontrolling interests	599	595	1,155	1,056
Net income attributable to BBVA USA Bancshares, Inc.	159,587	183,803	300,012	392,032
Less: preferred stock dividends	4,724	4,259	9,209	8,123
Net income attributable to common shareholder	$154,863	$179,544	$290,803	$383,909
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Net income	$160,186	$184,398	$301,167	$393,088
Other comprehensive income, net of tax:
Net unrealized gains (losses) arising during period from debt securities available for sale	85,704	(33,272)	137,404	(75,131)
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	—	—	6,834	—
Net change in net unrealized holding gains (losses) on debt securities available for sale	85,704	(33,272)	130,570	(75,131)
Change in unamortized net holding losses on debt securities held to maturity	1,939	2,514	3,682	4,533
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	(30,487)
Less: non-credit related impairment on debt securities held to maturity	82	—	82	200
Change in unamortized non-credit related impairment on debt securities held to maturity	132	285	500	415
Net change in unamortized holding gains (losses) on debt securities held to maturity	1,989	2,799	4,100	(25,739)
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	73,950	8,581	98,003	8,344
Change in defined benefit plans	—	—	3,119	(3,379)
Other comprehensive income (loss), net of tax	161,643	(21,892)	235,792	(95,905)
Comprehensive income	321,829	162,506	536,959	297,183
Less: comprehensive income attributable to noncontrolling interests	599	595	1,155	1,056
Comprehensive income attributable to BBVA USA Bancshares, Inc.	$321,230	$161,911	$535,804	$296,127
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, March 31, 2018	$229,475	$2,230	$14,814,744	$(1,660,417)	$(271,431)	$29,538	$13,144,139
Net income	—	—	—	183,803	—	595	184,398
Other comprehensive loss, net of tax	—	—	—	—	(21,892)	—	(21,892)
Preferred stock dividends	—	—	(4,259)	—	—	(1,036)	(5,295)
Common stock dividends	—	—	(110,000)	—	—	—	(110,000)
Capital contribution	—	—	—	—	—	6	6
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, June 30, 2018	$229,475	$2,230	$14,699,773	$(1,476,614)	$(293,323)	$29,103	$13,190,644

Balance, March 31, 2019	$229,475	$2,230	$14,542,166	$(927,877)	$(148,135)	$29,678	$13,727,537
Net income	—	—	—	159,587	—	599	160,186
Other comprehensive income, net of tax	—	—	—	—	161,643	—	161,643
Preferred stock dividends	—	—	(4,725)	—	—	(1,037)	(5,762)
Common stock dividends	—	—	(170,000)	—	—	—	(170,000)
Capital contribution	—	—	—	—	—	33	33
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, June 30, 2019	$229,475	$2,230	$14,364,527	$(768,290)	$13,508	$29,273	$13,870,723

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	392,032	—	1,056	393,088
Other comprehensive loss, net of tax	—	—	—	—	(95,905)	—	(95,905)
Preferred stock dividends	—	—	(8,123)	—	—	(1,036)	(9,159)
Common stock dividends	—	—	(110,000)	—	—	—	(110,000)
Capital contribution	—	—	—	—	—	22	22
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, June 30, 2018	$229,475	$2,230	$14,699,773	$(1,476,614)	$(293,323)	$29,103	$13,190,644

Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	300,012	—	1,155	301,167
Other comprehensive income, net of tax	—	—	—	—	235,792	—	235,792
Issuance of common stock	—	—	802	—	—	—	802
Preferred stock dividends	—	—	(9,210)	—	—	(1,037)	(10,247)
Common stock dividends	—	—	(170,000)	—	—	—	(170,000)
Capital contribution	—	—	—	—	—	134	134
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, June 30, 2019	$229,475	$2,230	$14,364,527	$(768,290)	$13,508	$29,273	$13,870,723

(1)	Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Basis of Presentation, for additional information.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Operating Activities:
Net income	$301,167	$393,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,357	138,150
Securities impairment	113	309
Amortization of intangibles	—	2,763
Accretion of discount, loan fees and purchase market adjustments, net	(16,671)	(32,066)
Provision for loan losses	337,310	148,309
Net change in trading account assets	(202,442)	(57,198)
Net change in trading account liabilities	(25,954)	42,827
Originations and purchases of mortgage loans held for sale	(322,161)	(315,648)
Sale of mortgage loans held for sale	313,034	340,166
Deferred tax (benefit) expense	(10,957)	9,230
Investment securities gains, net	(8,958)	—
Net gain on sale of premises and equipment	(4,382)	(704)
Gain on sale of loans	(922)	—
Gain on sale of mortgage loans held for sale	(12,644)	(9,449)
Net loss (gain) on sale of other real estate and other assets	985	(947)
Increase in other assets	(130,642)	(108,194)
Increase (decrease) in other liabilities	85,566	(102,673)
Net cash provided by operating activities	429,799	447,963
Investing Activities:
Proceeds from sales of debt securities available for sale	1,446,776	—
Proceeds from prepayments, maturities and calls of debt securities available for sale	2,366,797	1,882,418
Purchases of debt securities available for sale	(1,691,741)	(2,169,563)
Proceeds from sales of equity securities	165,497	466,352
Purchases of equity securities	(175,561)	(428,976)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	153,060	215,094
Purchases of debt securities held to maturity	(2,182,708)	(377,000)
Net change in loan portfolio	289,420	(1,784,494)
Proceeds from sales of loans	1,342,479	8,475
Purchases of premises and equipment	(61,010)	(55,411)
Proceeds from sales of premises and equipment	8,271	3,021
Proceeds from settlement of BOLI policies	450	2,519
Cash payments for premiums of BOLI policies	(17)	(18)
Proceeds from sales of other real estate owned	16,295	11,555
Net cash provided by (used in) investing activities	1,678,008	(2,226,028)
Financing Activities:
Net increase in demand deposits, NOW accounts and savings accounts	1,152,459	409,461
Net (decrease) increase in time deposits	(724,469)	484,754
Net increase in federal funds purchased and securities sold under agreements to repurchase	89,464	165,920
Net increase in other short-term borrowings	2,067	63,551
Proceeds from FHLB and other borrowings	3,840,000	12,073,916
Repayment of FHLB and other borrowings	(3,840,110)	(11,830,105)
Capital contribution for non-controlling interest	134	22
Vesting of restricted stock	(2,914)	(712)
Issuance of common stock	802	—
Common dividends paid	(170,000)	(110,000)
Preferred dividends paid	(10,247)	(9,159)
Net cash provided by financing activities	337,186	1,247,648
Net increase (decrease) in cash, cash equivalents and restricted cash	2,444,993	(530,417)
Cash, cash equivalents and restricted cash at beginning of year	3,501,380	4,270,950
Cash, cash equivalents and restricted cash at end of period	$5,946,373	$3,740,533
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
Effective June 10, 2019, the Company amended its Certificate of Formation to change its legal name from BBVA Compass Bancshares, Inc. to BBVA USA Bancshares, Inc.
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA USA Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recently Issued Accounting Standards Not Yet Adopted
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on instruments within its scope. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, and off-balance sheet credit exposures. This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.  Early application of this ASU is permitted.  The Company intends to adopt this standard on January 1, 2020. Adoption will be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis.

The Company’s implementation process includes data sourcing and validation, loss model development, development of governance processes, development of a qualitative framework, documentation and governance surrounding economic forecast for credit loss purposes, evaluation of technical accounting topics, updates to allowance policies and methodology documentation, development of reporting processes and related internal controls, and overall operational readiness for adoption of the amended guidance, which will continue throughout 2019, including parallel runs alongside the Company’s current allowance process. A limited parallel run that was more focused on the operational process was performed in the second quarter of 2019. Parallel runs will be enhanced throughout the remainder of 2019 to include the qualitative framework, supporting analytics, end-to-end governance, internal controls and disclosures.

The Company provides updates to senior management and the Audit Committee. These communications provide an update on the status of the implementation project plan and any identified risks.

The Company is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements. The extent of this impact is still being evaluated and will depend on economic conditions, economic forecasts and the composition and credit quality of the Company's loan portfolio at the time of adoption.

In November 2018, the FASB issued ASU 2018-19 and in April 2019, the FASB issued ASU 2019-04 which made minor clarifications to the guidance in ASU 2016-13. The FASB has also established a Transition Resource Group for Credit Losses to evaluate implementation issues arising from the amended guidance and make recommendations to the FASB on which issues may warrant the issuance of additional clarifying guidance. The Company continues to monitor the issues discussed by the Transition Resource Group and the recommended amendments proposed to the FASB as part of its implementation analysis.
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

	June 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$4,202,665	$33,645	$41,245	$4,195,065
Agency mortgage-backed securities	1,691,534	14,677	13,956	1,692,255
Agency collateralized mortgage obligations	3,139,758	7,035	24,046	3,122,747
States and political subdivisions	826	57	—	883
Total	$9,034,783	$55,414	$79,247	$9,010,950
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,284,662	$52,581	$—	$1,337,243
Collateralized mortgage obligations:
Agency	2,890,013	86,173	—	2,976,186
Non-agency	41,847	5,755	1,385	46,217
Asset-backed securities and other	59,920	1,191	1,029	60,082
States and political subdivisions	636,041	14,521	5,022	645,540
Total	$4,912,483	$160,221	$7,436	$5,065,268

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,525,902	$13,000	$107,435	$5,431,467
Agency mortgage-backed securities	2,156,872	9,402	36,453	2,129,821
Agency collateralized mortgage obligations	3,492,538	4,021	77,580	3,418,979
States and political subdivisions	886	63	—	949
Total	$11,176,198	$26,486	$221,468	$10,981,216
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$2,089,860	$26,988	$10,338	$2,106,510
Non-agency	46,834	7,198	1,129	52,903
Asset-backed securities and other	61,304	2,346	471	63,179
States and political subdivisions	687,615	18,545	3,332	702,828
Total	$2,885,613	$55,077	$15,270	$2,925,420
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt Securities.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities and held to maturity debt securities that were in a loss position at June 30, 2019 and December 31, 2018. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	June 30, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$—	$—	$1,066,869	$41,245	$1,066,869	$41,245
Agency mortgage-backed securities	20,602	23	1,109,240	13,933	1,129,842	13,956
Agency collateralized mortgage obligations	262,029	587	1,988,600	23,459	2,250,629	24,046
Total	$282,631	$610	$4,164,709	$78,637	$4,447,340	$79,247

Debt securities held to maturity:
Collateralized mortgage obligations:
Non-agency	$13,277	$290	$12,454	$1,095	$25,731	$1,385
Asset-backed securities and other	36,657	420	9,613	609	46,270	1,029
States and political subdivisions	138,043	5,022	—	—	138,043	5,022
Total	$187,977	$5,732	$22,067	$1,704	$210,044	$7,436

	December 31, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$338	$1	$3,879,564	$107,434	$3,879,902	$107,435
Agency mortgage-backed securities	68,404	279	1,533,156	36,174	1,601,560	36,453
Agency collateralized mortgage obligations	116,052	132	2,710,008	77,448	2,826,060	77,580
Total	$184,794	$412	$8,122,728	$221,056	$8,307,522	$221,468

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$—	$—	$845,512	$10,338	$845,512	$10,338
Non-agency	3,715	71	13,195	1,058	16,910	1,129
Asset-backed securities and other	6,911	87	5,994	384	12,905	471
States and political subdivisions	116,925	2,148	118,834	1,184	235,759	3,332
Total	$127,551	$2,306	$983,535	$12,964	$1,111,086	$15,270
As indicated in the previous tables, at June 30, 2019, the Company held debt securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either June 30, 2019 or December 31, 2018, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Balance at beginning of period	$23,416	$23,133	$23,416	$22,824
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	113	—	113	309
Balance at end of period	$23,529	$23,133	$23,529	$23,133
For the three months ended June 30, 2019, there was $113 thousand of OTTI recognized on held to maturity securities. For the six months ended June 30, 2019 and 2018, there was $113 thousand and $309 thousand, respectively, of OTTI recognized on held to maturity securities. The debt securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

June 30, 2019	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$399,617	$398,804
Maturing after one but within five years	2,838,535	2,859,447
Maturing after five but within ten years	399,133	408,023
Maturing after ten years	566,206	529,674
	4,203,491	4,195,948
Mortgage-backed securities and collateralized mortgage obligations	4,831,292	4,815,002
Total	$9,034,783	$9,010,950

Debt securities held to maturity:
Maturing within one year	$17,965	$17,938
Maturing after one but within five years	344,146	354,354
Maturing after five but within ten years	1,355,278	1,403,353
Maturing after ten years	263,234	267,220
	1,980,623	2,042,865
Collateralized mortgage obligations	2,931,860	3,022,403
Total	$4,912,483	$5,065,268
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Gross gains	$—	$—	$8,958	$—
Gross losses	—	—	—	—
Net realized gains	$—	$—	$8,958	$—

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	June 30, 2019	December 31, 2018
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,852,656	$26,562,319
Real estate – construction	1,982,646	1,997,537
Commercial real estate – mortgage	12,969,705	13,016,796
Total commercial loans	39,805,007	41,576,652
Consumer loans:
Residential real estate – mortgage	13,404,130	13,422,156
Equity lines of credit	2,672,830	2,747,217
Equity loans	275,778	298,614
Credit card	878,101	818,308
Consumer direct	2,476,628	2,553,588
Consumer indirect	3,799,079	3,770,019
Total consumer loans	23,506,546	23,609,902
Total loans	$63,311,553	$65,186,554

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$447,752	$118,536	$102,689	$297,045	$966,022
Provision (credit) for loan losses	54,218	(1,166)	(250)	102,216	155,018
Loans charged-off	(49,325)	(112)	(4,679)	(110,755)	(164,871)
Loan recoveries	3,409	528	2,591	14,963	21,491
Net (charge-offs) recoveries	(45,916)	416	(2,088)	(95,792)	(143,380)
Ending balance	$456,054	$117,786	$100,351	$303,469	$977,660
Three months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$398,143	$121,775	$105,854	$206,299	$832,071
Provision (credit) for loan losses	43,934	(13,747)	(6,254)	67,347	91,280
Loans charged-off	(12,694)	(686)	(4,971)	(68,212)	(86,563)
Loan recoveries	2,127	5,904	3,403	11,778	23,212
Net (charge-offs) recoveries	(10,567)	5,218	(1,568)	(56,434)	(63,351)
Ending balance	$431,510	$113,246	$98,032	$217,212	$860,000

Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$885,242
Provision for loan losses	113,398	3,496	1,933	218,483	337,310
Loan charge-offs	(58,828)	(137)	(9,691)	(223,628)	(292,284)
Loan recoveries	8,169	1,990	6,180	31,053	47,392
Net (charge-offs) recoveries	(50,659)	1,853	(3,511)	(192,575)	(244,892)
Ending balance	$456,054	$117,786	$100,351	$303,469	$977,660
Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$842,760
Provision (credit) for loan losses	29,837	(10,080)	(8,785)	137,337	148,309
Loan charge-offs	(22,826)	(889)	(9,553)	(136,596)	(169,864)
Loan recoveries	3,864	6,082	6,514	22,335	38,795
Net (charge-offs) recoveries	(18,962)	5,193	(3,039)	(114,261)	(131,069)
Ending balance	$431,510	$113,246	$98,032	$217,212	$860,000

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
June 30, 2019
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$129,539	$6,842	$22,711	$2,506	$161,598
Collectively evaluated for impairment	326,515	110,944	77,640	300,963	816,062
Total allowance for loan losses	$456,054	$117,786	$100,351	$303,469	$977,660
Ending balance of loans:
Individually evaluated for impairment	$373,359	$84,552	$150,055	$7,542	$615,508
Collectively evaluated for impairment	24,479,297	14,867,799	16,202,683	7,146,266	62,696,045
Total loans	$24,852,656	$14,952,351	$16,352,738	$7,153,808	$63,311,553

December 31, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$73,072	$6,283	$26,008	$1,880	$107,243
Collectively evaluated for impairment	320,243	106,154	75,921	275,681	777,999
Total allowance for loan losses	$393,315	$112,437	$101,929	$277,561	$885,242
Ending balance of loans:
Individually evaluated for impairment	$386,282	$85,250	$153,342	$5,135	$630,009
Collectively evaluated for impairment	26,176,037	14,929,083	16,314,645	7,136,780	64,556,545
Total loans	$26,562,319	$15,014,333	$16,467,987	$7,141,915	$65,186,554

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The following tables present information on individually evaluated impaired loans, by loan class.

	June 30, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$148,193	$153,470	$—	$225,166	$275,630	$129,539
Real estate – construction	1,385	1,385	—	127	127	5
Commercial real estate – mortgage	52,057	56,208	—	30,983	35,481	6,837
Residential real estate – mortgage	—	—	—	104,622	104,622	7,706
Equity lines of credit	—	—	—	15,554	15,559	11,906
Equity loans	—	—	—	29,879	30,755	3,099
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	7,293	7,293	2,265
Consumer indirect	—	—	—	249	249	241
Total loans	$201,635	$211,063	$—	$413,873	$469,716	$161,598

	December 31, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$162,011	$196,316	$—	$224,271	$262,947	$73,072
Real estate – construction	—	—	—	138	138	6
Commercial real estate – mortgage	45,628	48,404	—	39,484	44,463	6,277
Residential real estate – mortgage	—	—	—	104,787	104,787	8,711
Equity lines of credit	—	—	—	16,012	16,016	13,334
Equity loans	—	—	—	32,543	33,258	3,963
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	4,715	4,715	1,473
Consumer indirect	—	—	—	420	420	407
Total loans	$207,639	$244,720	$—	$422,370	$466,744	$107,243
The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$399,492	$574	$261,048	$457
Real estate – construction	590	2	12,019	2
Commercial real estate – mortgage	79,700	251	82,537	199
Residential real estate – mortgage	106,521	681	110,986	689
Equity lines of credit	15,041	176	17,858	193
Equity loans	30,533	272	34,905	299
Credit card	—	—	—	—
Consumer direct	6,457	63	1,816	4
Consumer indirect	273	—	676	1
Total loans	$638,607	$2,019	$521,845	$1,844

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$406,690	$1,537	$258,648	$593
Real estate – construction	362	4	8,999	4
Commercial real estate – mortgage	81,282	466	83,135	410
Residential real estate – mortgage	106,459	1,330	111,022	1,369
Equity lines of credit	15,149	350	18,307	387
Equity loans	31,125	548	35,303	602
Credit card	—	—	—	—
Consumer direct	6,008	131	2,834	15
Consumer indirect	318	—	786	3
Total loans	$647,393	$4,366	$519,034	$3,383
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

The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	June 30, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,641,146	$1,872,429	$12,561,359
Special Mention	505,172	63,653	209,212
Substandard	537,163	46,564	180,881
Doubtful	169,175	—	18,253
	$24,852,656	$1,982,646	$12,969,705

	December 31, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,395,640	$1,971,852	$12,620,421
Special Mention	412,129	12,372	215,322
Substandard	631,706	13,313	170,303
Doubtful	122,844	—	10,750
	$26,562,319	$1,997,537	$13,016,796

	Consumer
	June 30, 2019
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,242,925	$2,634,080	$266,166	$859,339	$2,454,916	$3,764,473
Nonperforming	161,205	38,750	9,612	18,762	21,712	34,606
	$13,404,130	$2,672,830	$275,778	$878,101	$2,476,628	$3,799,079

	December 31, 2018
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,248,822	$2,707,289	$287,392	$801,297	$2,535,724	$3,742,394
Nonperforming	173,334	39,928	11,222	17,011	17,864	27,625
	$13,422,156	$2,747,217	$298,614	$818,308	$2,553,588	$3,770,019

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$49,037	$8,246	$12,785	$389,779	$19,150	$478,997	$24,373,659	$24,852,656
Real estate – construction	3,159	114	532	2,097	107	6,009	1,976,637	1,982,646
Commercial real estate – mortgage	4,716	3,283	360	107,137	3,687	119,183	12,850,522	12,969,705
Residential real estate – mortgage	74,767	25,226	6,681	154,247	59,130	320,051	13,084,079	13,404,130
Equity lines of credit	12,604	7,972	3,394	35,356	—	59,326	2,613,504	2,672,830
Equity loans	2,549	788	224	9,361	25,361	38,283	237,495	275,778
Credit card	11,119	7,007	18,762	—	—	36,888	841,213	878,101
Consumer direct	36,657	22,986	14,786	6,926	5,252	86,607	2,390,021	2,476,628
Consumer indirect	77,523	21,908	6,813	27,793	—	134,037	3,665,042	3,799,079
Total loans	$272,131	$97,530	$64,337	$732,696	$112,687	$1,279,381	$62,032,172	$63,311,553

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$17,257	$11,784	$8,114	$400,389	$18,926	$456,470	$26,105,849	$26,562,319
Real estate – construction	218	8,849	544	2,851	116	12,578	1,984,959	1,997,537
Commercial real estate – mortgage	11,678	3,375	2,420	110,144	3,661	131,278	12,885,518	13,016,796
Residential real estate – mortgage	80,366	29,852	5,927	167,099	57,446	340,690	13,081,466	13,422,156
Equity lines of credit	14,007	5,109	2,226	37,702	—	59,044	2,688,173	2,747,217
Equity loans	3,471	843	180	10,939	26,768	42,201	256,413	298,614
Credit card	9,516	7,323	17,011	—	—	33,850	784,458	818,308
Consumer direct	37,336	19,543	13,336	4,528	2,684	77,427	2,476,161	2,553,588
Consumer indirect	100,434	32,172	9,791	17,834	—	160,231	3,609,788	3,770,019
Total loans	$274,283	$118,850	$59,549	$751,486	$109,601	$1,313,769	$63,872,785	$65,186,554
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
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended June 30, 2019, $4.8 million of TDR modifications included an interest rate concession and $17.0 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended June 30, 2018, $20.1 million of TDR modifications included an interest rate concession and $2.5 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2019, $9.5 million of TDR modifications included an interest rate concession and $32.8 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2018, $23.4 million of TDR modifications included an interest rate concession and $6.5 million of TDR modifications resulted from modifications to the loan’s structure.
The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	3	$15,349	2	$16,708
Real estate – construction	—	—	1	275
Commercial real estate – mortgage	4	2,523	1	251
Residential real estate – mortgage	16	1,818	16	4,718
Equity lines of credit	2	94	4	117
Equity loans	3	231	5	500
Credit card	—	—	—	—
Consumer direct	55	1,796	1	6
Consumer indirect	—	—	—	—

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	6	$26,919	4	$17,198
Real estate – construction	—	—	2	307
Commercial real estate – mortgage	4	2,523	2	1,634
Residential real estate – mortgage	36	7,051	33	8,837
Equity lines of credit	2	94	4	117
Equity loans	7	407	12	1,771
Credit card	—	—	—	—
Consumer direct	68	5,315	1	6
Consumer indirect	—	—	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs were approximately $7.9 million and $11.6 million for the three and six months ended June 30, 2019, respectively. The impact to the allowance for loan losses related to modifications classified as TDRs were $10.9 million and $11.3 million for the three and six months ended June 30, 2018, respectively.
The Company considers TDRs aged 90 days or more past due, charged off or classified as nonaccrual subsequent to modification, where the loan was not classified as a nonperforming loan at the time of modification, as subsequently defaulted.

The following tables provide a summary of initial subsequent defaults that occurred within one year of the restructure date. The tables exclude loans classified as held for sale as of period-end and includes loans no longer in default as of period-end.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	221	1	67
Equity lines of credit	—	—	—	—
Equity loans	—	—	1	35
Credit card	—	—	—	—
Consumer direct	1	1,995	—	—
Consumer indirect	—	—	—	—

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	221	2	147
Equity lines of credit	—	—	—	—
Equity loans	2	151	3	167
Credit card	—	—	—	—
Consumer direct	3	2,010	—	—
Consumer indirect	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At June 30, 2019 and December 31, 2018, there were $76.5 million and $54.2 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $15 million and $17 million at June 30, 2019 and December 31, 2018, respectively. OREO included $13 million and $14 million of foreclosed residential real estate properties at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, there were $64 million and $62 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $91 million and $69 million at June 30, 2019 and December 31, 2018, respectively, and were comprised entirely of residential real estate - mortgage loans.

The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$1,196,883	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	936,624	—	1,081,298	8,475
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$180,668	$198,247	$300,390	$330,717
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	7,509	5,920	12,644	9,449
Servicing fees recognized (2)	2,632	2,837	5,304	5,637

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	June 30, 2019	December 31, 2018
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,550,307	$4,588,273
MSRs (2)	41,966	51,539

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Carrying value, at beginning of period	$47,545	$53,025	$51,539	$49,597
Additions	1,646	2,129	2,705	3,672
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(4,691)	2,113	(7,034)	6,870
Due to other changes in fair value (1)	(2,534)	(2,991)	(5,244)	(5,863)
Carrying value, at end of period	$41,966	$54,276	$41,966	$54,276

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At June 30, 2019 and December 31, 2018, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
Fair value of MSRs	$41,966	$51,539
Composition of residential loans serviced for others:
Fixed rate mortgage loans	97.9%	97.7%
Adjustable rate mortgage loans	2.1	2.3
Total	100.0%	100.0%
Weighted average life (in years)	5.1	6.6
Prepayment speed:	12.8%	7.4%
Effect on fair value of a 10% increase	$(2,290)	$(1,432)
Effect on fair value of a 20% increase	(4,116)	(2,778)
Weighted average option adjusted spread:	6.4%	6.5%
Effect on fair value of a 10% increase	$(1,119)	$(1,627)
Effect on fair value of a 20% increase	(1,956)	(3,116)
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

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,923,950	$20,526	$713	$2,923,950	$13,479	$28,479
Total fair value hedges		20,526	713		13,479	28,479
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	6,500,000	—	—	1,500,000	2,367	—
Swaps related to FHLB advances	120,000	—	3,552	120,000	—	1,938
Foreign currency contracts:
Forwards related to currency fluctuations	2,735	139	—	5,272	174	—
Total cash flow hedges		139	3,552		2,541	1,938
Total derivatives designated as hedging instruments		$20,665	$4,265		$16,020	$30,417

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$301,648	$369	$1,253	$166,641	$187	$1,021
Option contracts related to mortgage servicing rights	170,000	664	—	—	—	—
Interest rate lock commitments	178,706	3,847	—	91,395	2,012	—
Equity contracts:
Purchased equity option related to equity-linked CDs	301,811	9,176	—	450,660	14,185	—
Written equity option related to equity-linked CDs	257,693	—	7,907	389,030	—	12,434
Foreign exchange contracts:
Forwards and swaps related to commercial loans	390,416	251	1,853	413,127	1,565	1,109
Spots related to commercial loans	31,632	18	1	19,911	24	2
Swap associated with sale of Visa, Inc. Class B shares	148,232	—	5,124	111,466	—	3,706
Futures contracts (3)	2,987,000	—	—	3,223,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	34,638,176	334,687	102,812	34,436,223	149,269	130,704
Foreign exchange contracts for customers	1,437,637	21,522	19,279	1,140,665	19,465	17,341
Total trading account assets and liabilities		356,209	122,091		168,734	148,045
Total free-standing derivative instruments not designated as hedging instruments		$370,534	$138,229		$186,707	$166,317

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
The Company recognized no gains or losses for the three and six months ended June 30, 2019 and 2018, related to hedged firm commitments no longer qualifying as a fair value hedge. At June 30, 2019, the fair value hedges had a weighted average expected remaining term of 2.8 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and six months ended June 30, 2019 and 2018.
At June 30, 2019, cash flow hedges not terminated had a net fair value of $(3) million and a weighted average life of 2.7 years. Net losses of $14.7 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.6 years.

The following table presents the effect of hedging derivative instruments on the Company’s Unaudited Condensed Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Three Months Ended June 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$787,767	$34,300

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(1,708)
Recognized on derivatives	—	42,912
Recognized on hedged items	—	(40,868)
Net income (expense) recognized on fair value hedges	$—	$336

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(1,260)	$(161)
Net income (expense) recognized on cash flow hedges	$(1,260)	$(161)

Three Months Ended June 30, 2018
Total amounts presented in the unaudited condensed consolidated statements of income	$711,006	$31,912

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(159)
Recognized on derivatives	—	(11,132)
Recognized on hedged items	—	10,123
Net income (expense) recognized on fair value hedges	$—	$(1,168)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(13,167)	$(302)
Net income (expense) recognized on cash flow hedges	$(13,167)	$(302)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Six Months Ended June 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$1,588,255	$71,926

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(4,056)
Recognized on derivatives	—	66,946
Recognized on hedged items	—	(63,511)
Net income (expense) recognized on fair value hedges	$—	$(621)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(2,470)	$(330)
Net income (expense) recognized on cash flow hedges	$(2,470)	$(330)

Six Months Ended June 30, 2018
Total amounts presented in the unaudited condensed consolidated statements of income	$1,374,941	$56,668

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$3,286
Recognized on derivatives	—	(50,498)
Recognized on hedged items	—	47,552
Net income (expense) recognized on fair value hedges	$—	$340

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(22,057)	$(797)
Net income (expense) recognized on cash flow hedges	$(22,057)	$(797)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets in fair value hedging relationships.

	June 30, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,482,981	$37,005	$2,978
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2019	2018	2019	2018
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(800)	$133	$(1,379)	$205
Interest rate contracts:
Interest rate lock commitments	Mortgage banking income	689	2	1,835	194
Option contracts related to mortgage servicing rights	Mortgage banking income	734	—	1,028	(38)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	40	(235)	(49)	(155)
Interest rate contracts for customers	Corporate and correspondent investment sales	2,664	11,356	6,092	19,920
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(3,992)	(8,523)	(5,009)	(15,605)
Written equity option related to equity-linked CDs	Other expense	3,531	7,579	4,527	14,102
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(999)	18,603	1,697	18,384
Spot contracts related to commercial loans	Other income	700	(197)	198	(1,119)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	3,611	4,756	7,462	8,297
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

Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At June 30, 2019, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $356 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at June 30, 2019, have credit risk of $21 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, there were no nonperforming derivative positions classified as nontrading.
As of June 30, 2019 and December 31, 2018, the Company had recorded the right to reclaim cash collateral of $90 million and $97 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $15 million and $22 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2019, was $47 million for which the Company has collateral requirements of $45 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on June 30, 2019, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2018, was $24 million for which the Company had collateral requirements of $23 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2018, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2019
Derivative financial assets:
Subject to a master netting arrangement	$60,415	$—	$60,415	$—	$11,055	$49,360
Not subject to a master netting arrangement	330,784	—	330,784	—	—	330,784
Total derivative financial assets	$391,199	$—	$391,199	$—	$11,055	$380,144

Derivative financial liabilities:
Subject to a master netting arrangement	$94,460	$—	$94,460	$—	$89,666	$4,794
Not subject to a master netting arrangement	48,034	—	48,034	—	—	48,034
Total derivative financial liabilities	$142,494	$—	$142,494	$—	$89,666	$52,828

December 31, 2018
Derivative financial assets:
Subject to a master netting arrangement	$82,168	$—	$82,168	$—	$18,932	$63,236
Not subject to a master netting arrangement	120,559	—	120,559	—	—	120,559
Total derivative financial assets	$202,727	$—	$202,727	$—	$18,932	$183,795

Derivative financial liabilities:
Subject to a master netting arrangement	$99,579	$—	$99,579	$—	$96,917	$2,662
Not subject to a master netting arrangement	97,155	—	97,155	—	—	97,155
Total derivative financial liabilities	$196,734	$—	$196,734	$—	$96,917	$99,817

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2019
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$1,767,525	$1,573,274	$194,251	$194,251	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$1,765,013	$1,573,274	$191,739	$191,739	$—	$—

December 31, 2018
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$246,844	$136,897	$109,947	$109,947	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$239,172	$136,897	$102,275	$102,275	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
June 30, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,164,671	$446,016	$—	$110,575	$1,721,262
Mortgage-backed securities	—	—	43,751	—	43,751
Total	$1,164,671	$446,016	$43,751	$110,575	$1,765,013

December 31, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$190,650	$—	$—	$—	$190,650
Mortgage-backed securities	—	—	48,522	—	48,522
Total	$190,650	$—	$48,522	$—	$239,172
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At June 30, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $2.4 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $2.0 billion.

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

	June 30, 2019
	Finance	Operating	Total
	(In Thousands)
Right-of-use asset	$9,227	$284,713	$293,940
Lease liability balance	13,148	326,866	340,014
The table below presents information about the Company's total lease costs which include amounts recognized on the Company’s Unaudited Condensed Consolidated Statements of Income during the period.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In Thousands)
Interest on lease liabilities	$154	$313
Amortization of right-of-use assets	330	661
Finance lease cost	484	974
Operating lease cost	12,970	25,804
Variable lease cost	4,479	8,445
Sublease income	(3,048)	(3,552)
Total lease cost	$14,885	$31,671

The table below presents supplemental cash flow information arising from lease transactions and noncash information on lease liabilities arising from obtaining right-of-use assets.

Six Months Ended June 30,
2019
(In Thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$26,993
Operating cash flows from finance leases	313
Financing cash flows from finance leases	779
Right-of-use assets obtained in exchange for lease obligations
Operating leases	24,717
Finance leases	—
The weighted-average remaining lease term and discount rates at June 30, 2019 were as follows:

	Finance	Operating	Total
Weighted-average remaining lease term	8.8 years	9.9 years	9.8 years
Weighted-average discount rate	4.7%	3.3%	3.4%
The following table provides the annual undiscounted future minimum payments under finance and noncanceable operating leases at June 30, 2019:

	Finance	Operating	Total
	(In Thousands)
Remainder of 2019	$1,104	$27,995	$29,099
2020	2,233	54,233	56,466
2021	2,143	50,057	52,200
2022	1,923	45,045	46,968
2023	1,501	39,162	40,663
2024	1,410	30,353	31,763
Thereafter	5,696	137,665	143,361
Total	$16,010	$384,510	$400,520
At June 30, 2019 the Company had no additional operating or finance leases that had not yet commenced that would create significant rights and obligations for the Company as a lessee.
The table below presents a reconciliation of the undiscounted cash flows to the finance lease liabilities and operating lease liabilities.

	June 30, 2019
	Finance	Operating	Total
	(In Thousands)
Total undiscounted lease liability	$16,010	$384,510	$400,520
Less: imputed interest	2,862	57,644	60,506
Total discounted lease liability	$13,148	$326,866	$340,014

(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	June 30, 2019	December 31, 2018
	(In Thousands)
Commitments to extend credit	$27,184,108	$28,827,897
Standby and commercial letters of credit	1,047,090	1,249,205
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At June 30, 2019 and December 31, 2018, the recorded amount of these deferred fees was $7 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2019, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.0 billion. At both June 30, 2019 and December 31, 2018, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $66 million.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both June 30, 2019 and December 31, 2018, the amount of potential recourse was $19 million of which the Company had reserved $793 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At both June 30, 2019 and December 31, 2018, the Company had $1.2 million of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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

In January 2014, the Bank was named as a defendant in a lawsuit filed in the District Court of Dallas County, Texas, David Bagwell, individually and as Trustee of the David S. Bagwell Trust, et al. v. BBVA USA, et al., wherein the plaintiffs (who are the borrowers and guarantors of the underlying loans) allege that BBVA USA wrongfully sold their loans to a third party after representing that it would not do so. The plaintiffs seek unspecified monetary relief. Following trial in December 2017, the jury rendered a verdict in favor of the plaintiffs totaling $98 million. On June 27, 2018, the court entered a judgment in favor of the plaintiffs in the amount of $96 million, which includes prejudgment interest. The Bank has appealed and will vigorously contest the judgment on appeal. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In March 2015, the Bank was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA USA, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that the Bank wrongfully sold their loan to a third party, and wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan. The plaintiffs seek unspecified monetary relief. On February 28, 2019, the Court granted partial summary judgment in favor of BBVA USA, leaving only a nominal claim for damages. The plaintiffs disclaimed nominal damages and the Court entered a final judgment in favor of BBVA USA.  Plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals on April 5, 2019. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In January 2016, BSI was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas, In re Plains All American Pipeline, L.P. Securities Litigation, wherein the plaintiffs challenge statements made in registration materials and prospectuses filed with the SEC in connection with eight securities offerings of stock and notes issued by Plains GP Holdings and Plains All American Pipeline and underwritten by BSI, among others. The plaintiffs seek unspecified monetary relief. On April 2, 2018, the court granted the defendants' motion to dismiss with prejudice. The plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit. After briefing and oral argument, on July 16, 2019, the appellate court issued an opinion affirming the trial court’s dismissal of BSI. Additional review and/or appeal of the Fifth Circuit’s opinion is possible. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In December 2016, the Bank was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Robert Hossfeld, individually and on behalf of all others similarly situated v. BBVA USA, alleging violations of the Telephone Consumer Protection Act in the context of customer satisfaction survey calls to the cell phones of individuals who have not given, or who have withdrawn, consent to receive calls on their cell phones. The plaintiffs seek unspecified monetary relief. The parties reached a settlement on November 6, 2018, and the Court entered a Preliminary Approval of Settlement Order on February 19, 2019. The hearing for Final Approval of Settlement has been set for August 28, 2019.

The Company and the Bank have been named in two proceedings involving David L. Powell: one that was filed in January 2017 with the Federal Conciliation and Arbitration Labor Board of Mexico City, Mexico, David Lannon Powell Finneran v. BBVA USA Bancshares, Inc., et al., and one that was filed in April 2018 in the United States District Court for the Northern District of Texas, David L. Powell, et al. v. BBVA USA. Powell alleges discrimination and wrongful termination in both proceedings, and seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In November 2017, the Bank was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the Northern District of Texas, Stabilis Fund II, LLC v. BBVA USA, alleging that the Bank fraudulently induced the plaintiff to purchase a loan that subsequently became the subject of litigation. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In March 2019, the Company and its subsidiary, Simple Finance Technology Corp., were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, Amitahbo Chattopadhyay v. BBVA USA Bancshares, Inc., et al. Plaintiff claims that Simple and the Company only permit United States citizens to open Simple accounts (which are exclusively originated through online channels). Plaintiff alleges that this constitutes alienage discrimination and violations of California's Unruh Act. The Company believes that there are substantial defenses to these claims and intends to defend them vigorously.
In July 2019, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Ferguson v. BBVA USA Bancshares, Inc., wherein the plaintiffs allege certain investment options within the Company’s employee retirement plan violate provisions of ERISA. The plaintiffs seek unspecified monetary relief. The Company has not yet filed its response to the allegations. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At June 30, 2019, the Company had accrued legal reserves in the amount of $24 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $87 million. This estimated range of reasonably possible losses is based on information available at June 30, 2019. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$83,889	$83,889	$—	$—
Interest rate contracts	334,687	—	334,687	—
Foreign exchange contracts	21,522	—	21,522	—
Total trading account assets	440,098	83,889	356,209	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	4,195,065	3,586,339	608,726	—
Mortgage-backed securities	1,692,255	—	1,692,255	—
Collateralized mortgage obligations	3,122,747	—	3,122,747	—
States and political subdivisions	883	—	883	—
Total debt securities available for sale	9,010,950	3,586,339	5,424,611	—
Loans held for sale	90,537	—	90,537	—
Derivative assets:
Interest rate contracts	25,406	664	20,895	3,847
Equity contracts	9,176	—	9,176	—
Foreign exchange contracts	408	—	408	—
Total derivative assets	34,990	664	30,479	3,847
Other assets:
Equity securities	16,872	16,872	—	—
MSR	41,966	—	—	41,966
SBIC	102,065	—	—	102,065
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$2,067	$2,067	$—	$—
Interest rate contracts	102,812	—	102,812	—
Foreign exchange contracts	19,279	—	19,279	—
Total trading account liabilities	124,158	2,067	122,091	—
Derivative liabilities:
Interest rate contracts	5,518	—	5,518	—
Equity contracts	7,907	—	7,907	—
Foreign exchange contracts	1,854	—	1,854	—
Total derivative liabilities	15,279	—	15,279	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and six months ended June 30, 2019 and 2018. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following tables reconcile the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, March 31, 2018	$2,608	$53,025	$47,987
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	2	(878)	(6,673)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	199
Issuances	—	2,129	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2018	$2,610	$54,276	$41,513
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2018	$2	$(878)	$(6,673)

Balance, March 31, 2019	$3,158	$47,545	$93,343
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	689	(7,225)	6,514
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	2,208
Issuances	—	1,646	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2019	$3,847	$41,966	$102,065
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2019	$689	$(7,225)	$6,514

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2017	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	194	1,007	(6,673)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	3,144
Issuances	—	3,672	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2018	$2,610	$54,276	$41,513
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2018	$194	$1,007	$(6,673)

Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	1,835	(12,278)	14,071
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	7,920
Issuances	—	2,705	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2019	$3,847	$41,966	$102,065
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2019	$1,835	$(12,278)	$14,071

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and six months ended June 30, 2019 and 2018, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$1,072	$—	$—	$1,072	$(113)	$(113)
Impaired loans (1)	3,404	—	—	3,404	(41,482)	(43,525)
OREO	15,302	—	—	15,302	(786)	(2,759)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$2,391	$—	$—	$2,391	$—	$(309)
Impaired loans (1)	2,905	—	—	2,905	(6,882)	(11,441)
OREO	16,499	—	—	16,499	(558)	(1,085)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	June 30, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$3,847	Discounted cash flow	Closing ratios (pull-through)	21.5% - 99.9% (65.6%)
			Cap grids	0.5% - 3.0% (1.1%)
Other assets - MSRs	41,966	Discounted cash flow	Option adjusted spread	6.0% - 9.0% (6.4%)
			Constant prepayment rate or life speed	0.0% - 78.3% (12.8%)
			Cost to service	$65 - $4,000 ($88)
Other assets - SBIC investments	102,065	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$1,072	Discounted cash flow	Prepayment rate	9.9%
			Default rate	6.0%
			Loss severity	61.9%
Impaired loans	3,404	Appraised value	Appraised value	0.0% - 80.0% (12.6%)
OREO	15,302	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,012	Discounted cash flow	Closing ratios (pull-through)	15.0% - 99.6% (61.5%)
			Cap grids	0.5% - 3.1% (1.0%)
Other assets - MSRs	51,539	Discounted cash flow	Option adjusted spread	6.3% - 8.5% (6.5%)
			Constant prepayment rate or life speed	0.0% - 43.6% (9.6%)
			Cost to service	$65 - $4,000 ($84)
Other assets - SBIC investments	80,074	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$4,380	Discounted cash flow	Prepayment rate	8.4%
			Default rate	9.4%
			Loss severity	83.5%
Impaired loans	57,968	Appraised value	Appraised value	0.0% - 70.0% (14.6%)
OREO	16,869	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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

Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	June 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$5,801,161	$5,801,161	$5,801,161	$—	$—
Debt securities held to maturity	4,912,483	5,065,268	1,337,243	2,976,186	751,839
Loans, net	62,333,893	60,052,631	—	—	60,052,631
Liabilities:
Deposits	$72,588,810	$72,624,252	$—	$72,624,252	$—
FHLB and other borrowings	4,052,969	4,081,964	—	4,081,964	—
Federal funds purchased and securities sold under agreements to repurchase	191,739	191,739	—	191,739	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,332,626	$3,332,626	$3,332,626	$—	$—
Debt securities held to maturity	2,885,613	2,925,420	—	2,106,510	818,910
Loans, net	64,301,312	61,186,996	—	—	61,186,996
Liabilities:
Deposits	$72,167,987	$72,175,418	$—	$72,175,418	$—
FHLB and other borrowings	3,987,590	3,935,945	—	3,935,945	—
Federal funds purchased and securities sold under agreements to repurchase	102,275	102,275	—	102,275	—
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
At both June 30, 2019 and December 31, 2018, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $423 thousand and $(200) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended June 30, 2019 and 2018, respectively. Net gains (losses) of $668 thousand and $(373) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the six months ended June 30, 2019 and 2018, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $40 thousand and $(235) thousand for the three months ended June 30, 2019 and 2018, respectively. The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(49) thousand and $(155) thousand for the six months ended June 30, 2019 and 2018, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
June 30, 2019
Residential mortgage loans held for sale	$90,537	$87,153	$3,384
December 31, 2018
Residential mortgage loans held for sale	$68,766	$66,052	$2,714

(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended June 30,
	2019			2018
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from debt securities available for sale	$112,339	$26,635	$85,704	$(43,560)	$(10,288)	$(33,272)
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	—	—	—
Net change in unrealized gains (losses) on debt securities available for sale	112,339	26,635	85,704	(43,560)	(10,288)	(33,272)
Change in unamortized net holding losses on debt securities held to maturity	2,542	603	1,939	3,295	781	2,514
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	—	—	—
Less: non-credit related impairment on debt securities held to maturity	108	26	82	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	174	42	132	373	88	285
Net change in unamortized holding gains on debt securities held to maturity	2,608	619	1,989	3,668	869	2,799
Unrealized holding gains arising during period from cash flow hedge instruments	96,932	22,982	73,950	11,794	3,213	8,581
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income (loss)	$211,879	$50,236	$161,643	$(28,098)	$(6,206)	$(21,892)

	Six Months Ended June 30,
	2019			2018
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from debt securities available for sale	$180,107	$42,703	$137,404	$(98,405)	$(23,274)	$(75,131)
Less: reclassification adjustment for net gains on sale of debt securities in net income	8,958	2,124	6,834	—	—	—
Net change in unrealized gains (losses) on debt securities available for sale	171,149	40,579	130,570	(98,405)	(23,274)	(75,131)
Change in unamortized net holding losses on debt securities held to maturity	4,826	1,144	3,682	5,934	1,401	4,533
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	(39,904)	(9,417)	(30,487)
Less: non-credit related impairment on debt securities held to maturity	108	26	82	262	62	200
Change in unamortized non-credit related impairment on debt securities held to maturity	656	156	500	544	129	415
Net change in unamortized holding gains (losses) on debt securities held to maturity	5,374	1,274	4,100	(33,688)	(7,949)	(25,739)
Unrealized holding gains arising during period from cash flow hedge instruments	128,450	30,447	98,003	11,707	3,363	8,344
Change in defined benefit plans	4,089	970	3,119	(4,425)	(1,046)	(3,379)
Other comprehensive income (loss)	$309,062	$73,270	$235,792	$(124,811)	$(28,906)	$(95,905)

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
	$(132,834)	$(24,765)	$(34,228)	$(5,591)	$(197,418)
Other comprehensive loss before reclassifications	(105,618)	(9,115)	—	(200)	(114,933)
Amounts reclassified from accumulated other comprehensive income (loss)	4,533	17,459	(3,379)	415	19,028
Net current period other comprehensive (loss) income	(101,085)	8,344	(3,379)	215	(95,905)
Balance, June 30, 2018	$(233,919)	$(16,421)	$(37,607)	$(5,376)	$(293,323)

Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income (loss) before reclassifications	137,404	95,867	—	(82)	233,189
Amounts reclassified from accumulated other comprehensive income (loss)	(3,152)	2,136	3,119	500	2,603
Net current period other comprehensive income	134,252	98,003	3,119	418	235,792
Balance, June 30, 2019	$(50,025)	$103,138	$(33,727)	$(5,878)	$13,508

(1)	Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Basis of Presentation, for additional information.

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statements of Income Caption
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$—	$—	$8,958	$—	Investment securities gains, net
	(2,542)	(3,295)	(4,826)	(5,934)	Interest on debt securities held to maturity
	(2,542)	(3,295)	4,132	(5,934)
	603	781	(980)	1,401	Income tax (expense) benefit
	$(1,939)	$(2,514)	$3,152	$(4,533)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(1,260)	$(13,167)	$(2,470)	$(22,057)	Interest and fees on loans
	(161)	(302)	(330)	(797)	Interest on FHLB and other borrowings
	(1,421)	(13,469)	(2,800)	(22,854)
	337	3,180	664	5,395	Income tax benefit
	$(1,084)	$(10,289)	$(2,136)	$(17,459)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(4,089)	$4,425	(2)
	—	—	970	(1,046)	Income tax benefit (expense)
	$—	$—	$(3,119)	$3,379	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(174)	$(373)	$(656)	$(544)	Interest on debt securities held to maturity
	42	88	156	129	Income tax benefit
	$(132)	$(285)	$(500)	$(415)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, in the Notes to the December 31, 2018, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$464,281	$240,799
Net income taxes paid	68,758	76,103
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$15,713	$9,829
Transfer of available for sale debt securities to held to maturity debt securities	—	1,017,275
Transfer of loans to loans held for sale	1,196,883	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Cash and cash equivalents	$5,801,161	$3,576,619
Restricted cash in other assets	145,212	163,914
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,946,373	$3,740,533
Restricted cash primarily represents cash collateral related to the Company's derivatives as well as amounts restricted for regulatory purposes related to BSI and BBVA Transfer Holdings, Inc. Restricted cash is included in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets.
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended June 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$349,653	$395,618	$41,111	$(21,045)	$(105,588)	$659,749
Allocated provision (credit) for loan losses	78,678	56,271	(675)	(1,012)	21,756	155,018
Noninterest income	68,494	122,685	39,711	2,659	50,732	284,281
Noninterest expense	171,357	307,098	39,183	4,416	76,260	598,314
Net income (loss) before income tax expense (benefit)	168,112	154,934	42,314	(21,790)	(152,872)	190,698
Income tax expense (benefit)	35,304	32,536	8,886	(4,576)	(41,638)	30,512
Net income (loss)	132,808	122,398	33,428	(17,214)	(111,234)	160,186
Less: net income attributable to noncontrolling interests	166	—	—	402	31	599
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$132,642	$122,398	$33,428	$(17,616)	$(111,265)	$159,587
Average assets	$39,739,186	$19,136,127	$7,245,328	$18,997,865	$8,334,333	$93,452,839

	Three Months Ended June 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$337,880	$366,140	$49,522	$(27,081)	$(82,962)	$643,499
Allocated provision (credit) for loan losses	16,862	30,477	(11,613)	(389)	55,943	91,280
Noninterest income	62,900	115,744	48,189	5,172	38,014	270,019
Noninterest expense	164,924	291,014	36,773	5,215	81,619	579,545
Net income (loss) before income tax expense (benefit)	218,994	160,393	72,551	(26,735)	(182,510)	242,693
Income tax expense (benefit)	45,989	33,683	15,236	(5,614)	(30,999)	58,295
Net income (loss)	173,005	126,710	57,315	(21,121)	(151,511)	184,398
Less: net income attributable to noncontrolling interests	223	—	—	413	(41)	595
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$172,782	$126,710	$57,315	$(21,534)	$(151,470)	$183,803
Average assets	$38,298,224	$18,511,761	$8,447,629	$16,130,339	$7,644,098	$89,032,051

	Six Months Ended June 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$689,261	$779,438	$78,925	$(41,522)	$(163,264)	$1,342,838
Allocated provision (credit) for loan losses	136,118	159,676	25,255	(638)	16,899	337,310
Noninterest income	129,480	234,821	76,228	15,145	86,367	542,041
Noninterest expense	352,918	605,692	79,062	10,004	132,611	1,180,287
Net income (loss) before income tax expense (benefit)	329,705	248,891	50,836	(35,743)	(226,407)	367,282
Income tax expense (benefit)	69,238	52,267	10,675	(7,506)	(58,559)	66,115
Net income (loss)	260,467	196,624	40,161	(28,237)	(167,848)	301,167
Less: net income attributable to noncontrolling interests	262	—	—	807	86	1,155
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$260,205	$196,624	$40,161	$(29,044)	$(167,934)	$300,012
Average assets	$39,952,560	$19,163,900	$7,727,096	$18,110,961	$8,266,131	$93,220,648

	Six Months Ended June 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$660,752	$707,518	$95,918	$(31,355)	$(166,729)	$1,266,104
Allocated provision (credit) for loan losses	37,269	59,534	(29,822)	(511)	81,839	148,309
Noninterest income	124,138	224,496	89,981	11,897	77,332	527,844
Noninterest expense	333,028	577,840	76,383	10,804	144,403	1,142,458
Net income (loss) before income tax expense (benefit)	414,593	294,640	139,338	(29,751)	(315,639)	503,181
Income tax expense (benefit)	87,064	61,874	29,261	(6,248)	(61,858)	110,093
Net income (loss)	327,529	232,766	110,077	(23,503)	(253,781)	393,088
Less: net income attributable to noncontrolling interests	258	—	—	822	(24)	1,056
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$327,271	$232,766	$110,077	$(24,325)	$(253,757)	$392,032
Average assets	$37,984,833	$18,385,768	$8,364,734	$16,015,211	$7,654,418	$88,404,964
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

(13) Revenue from Contracts with Customers
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended June 30, 2019
Service charges on deposit accounts	$12,693	$47,387	$1,651	$—	$61,731
Card and merchant processing fees	9,173	37,316	—	3,866	50,355
Investment services sales fees	31,333	—	—	—	31,333
Money transfer income	—	—	—	25,272	25,272
Investment banking and advisory fees	—	—	20,758	—	20,758
Asset management fees	11,867	—	—	—	11,867
	65,066	84,703	22,409	29,138	201,316
Other revenues (1)	3,428	37,982	17,302	24,253	82,965
Total noninterest income	$68,494	$122,685	$39,711	$53,391	$284,281

Three Months Ended June 30, 2018
Service charges on deposit accounts	$11,564	$45,284	$1,733	$—	$58,581
Card and merchant processing fees	7,404	33,351	—	3,293	44,048
Investment services sales fees	29,782	—	—	—	29,782
Money transfer income	—	—	—	23,920	23,920
Investment banking and advisory fees	—	—	24,546	—	24,546
Asset management fees	10,989	—	—	—	10,989
	59,739	78,635	26,279	27,213	191,866
Other revenues (1)	3,161	37,109	21,910	15,973	78,153
Total noninterest income	$62,900	$115,744	$48,189	$43,186	$270,019

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Six Months Ended June 30, 2019
Service charges on deposit accounts	$25,033	$92,304	$3,302	$—	$120,639
Card and merchant processing fees	17,460	71,496	—	7,401	96,357
Investment services sales fees	58,029	—	—	—	58,029
Money transfer income	—	—	—	47,253	47,253
Investment banking and advisory fees	—	—	39,615	—	39,615
Asset management fees	22,634	—	—	—	22,634
	123,156	163,800	42,917	54,654	384,527
Other revenues (1)	6,324	71,021	33,311	46,858	157,514
Total noninterest income	$129,480	$234,821	$76,228	$101,512	$542,041

Six Months Ended June 30, 2018
Service charges on deposit accounts	$22,770	$88,623	$3,349	$—	$114,742
Card and merchant processing fees	14,107	63,304	—	6,315	83,726
Investment services sales fees	59,890	—	—	—	59,890
Money transfer income	—	—	—	44,608	44,608
Investment banking and advisory fees	—	—	48,442	—	48,442
Asset management fees	21,759	—	—	—	21,759
	118,526	151,927	51,791	50,923	373,167
Other revenues (1)	5,612	72,569	38,190	38,306	154,677
Total noninterest income	$124,138	$224,496	$89,981	$89,229	$527,844

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.9 billion and 4.1 billion as of June 30, 2019 and December 31, 2018, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	June 30, 2019	December 31, 2018
	(In Thousands)
Derivative contracts:
Fair value hedges	$7,434	$(24,839)
Cash flow hedges	139	174
Free-standing derivatives not designated as hedging instruments	(333)	23,378

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

	June 30, 2019	December 31, 2018
	(In Thousands)
Securities purchased under agreements to resell	$175,831	$109,947
Securities sold under agreements to repurchase	191,739	—
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2019. At both June 30, 2019 and December 31, 2018 there was no amount outstanding under the revolving note and cash subordination agreement. There was no interest expense related to these agreements for the three months ended June 30, 2019 and $112 thousand for the three months ended June 30, 2018 and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $25 thousand and $232 thousand for the six months ended June 30, 2019 and 2018, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $7.5 million and $13.2 million for the three months ended June 30, 2019 and 2018, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $8.0 million and $8.2 million for the three months ended June 30, 2019 and 2018, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $11.6 million and $25.3 million for the six months ended June 30, 2019 and 2018, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $16.5 million and $15.5 million for the six months ended June 30, 2019 and 2018, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both June 30, 2019 and December 31, 2018, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the six months ended June 30, 2019 and 2018, the Company paid $9.2 million and $8.1 million, respectively, of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the six months ended June 30, 2019, the Company transferred to loans held for sale and subsequently sold $1.2 billion of commercial loans to BBVA, S.A. New York Branch. The Company recognized a gain on the sale of the loans of $778 thousand.

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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended June 30, 2019 was $159.6 million compared to $183.8 million earned during the three months ended June 30, 2018. The Company’s results of operations for the three months ended June 30, 2019, reflected higher net interest income and noninterest income and lower income tax expense offset by higher provision for loan losses and noninterest expense.
Net interest income totaled $659.7 million for the three months ended June 30, 2019 compared to $643.5 million for the three months ended June 30, 2018. Net interest income was positively impacted by higher interest rates due to the impact of increases in the Federal Reserve Board benchmark interest rate partially offset by higher funding costs. The net interest margin for the three months ended June 30, 2019 was 3.24%, compared to 3.30% for the three months ended June 30, 2018.
The provision for loan losses was $155.0 million for the three months ended June 30, 2019 compared to $91.3 million for the three months ended June 30, 2018. The increase in provision for loan losses for the three months ended June 30, 2019 was driven by higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio.
Net charge-offs for the three months ended June 30, 2019 totaled $143.4 million compared to $63.4 million for the three months ended June 30, 2018. The increase in net charge-offs for the three months ended June 30, 2019 as compared to the corresponding period in 2018 was primarily driven by a $35.3 million increase in commercial, financial and agricultural net charge-offs and a $27.3 million increase in consumer direct net charge-offs.
Noninterest income increased to $284.3 million for the three months ended June 30, 2019 compared to $270.0 million for the three months ended June 30, 2018. The primary driver of the increase in noninterest income was a $17.2 million increase in other noninterest income due to a $13.2 million increase in the value of the SBIC investments and a $4.6 million increase in syndication fees.
Noninterest expense increased $18.8 million to $598.3 million for the three months ended June 30, 2019 compared to $579.5 million for the three months ended June 30, 2018. The increase was driven by a $9.5 million increase in salaries, benefits and commissions, a $5.2 million increase in professional services, and a $6.6 million increase in other noninterest expense primarily attributable to an increase in provision for unfunded commitments and marketing expense partially offset by a decrease in business development expense.
Income tax expense was $30.5 million for the three months ended June 30, 2019 compared to $58.3 million for the three months ended June 30, 2018. This resulted in an effective tax rate of 16.0% for the three months ended June 30, 2019 and 24.0% for three months ended June 30, 2018. The decrease in the tax rate was driven by lower net income before taxes for the three months ended June 30, 2019. Additionally, the tax rate for the three months ended June 30, 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments.
The Company's total assets at June 30, 2019 were $92.2 billion, an increase of $1.2 billion from December 31, 2018 levels. Total loans, excluding loans held for sale, were $63.3 billion at June 30, 2019, a decrease of $1.9 billion or 2.9% from year-end December 31, 2018 levels. The decrease in loans was primarily due to the sale of approximately $1.2 billion in commercial loans to BBVA, S.A. New York Branch. Deposits increased $421 million or 0.6% compared to December 31, 2018.
Total shareholder's equity at June 30, 2019 was $13.9 billion, an increase of $358 million compared to December 31, 2018.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 12.91% and 12.57%, respectively, at June 30, 2019 compared to 12.33% and 12.00%, respectively, at December 31, 2018.
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
The Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. At June 30, 2019, the Company's LCR was 144% and was fully compliant with the LCR requirements.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Other
In April, BBVA announced that it was moving to unify its brand globally. As part of this re-branding, the Bank will transition away from the use of the BBVA Compass name and be re-branded as BBVA. As part of this re-branding, effective June 10, 2019, the Company amended its Certificate of Formation to change its legal name from BBVA Compass Bancshares, Inc. to BBVA USA Bancshares, Inc.

Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $159.6 million and $183.8 million for the three months ended June 30, 2019 and 2018, respectively. The Company’s results of operations for the three months ended June 30, 2019, reflected higher net interest income and noninterest income and lower income tax expense offset by higher provision for loan losses and noninterest expense.
Consolidated net income attributable to the Company totaled $300.0 million and $392.0 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s results of operations for the six months ended June 30, 2019, reflected higher net interest income and noninterest income and lower income tax expense offset by higher provision for loan losses and noninterest expense.
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
Three Months Ended June 30, 2019 and 2018
Net interest income totaled $659.7 million for the three months ended June 30, 2019 compared to $643.5 million for the three months ended June 30, 2018.
Net interest income on a fully taxable equivalent basis totaled $672.8 million for the three months ended June 30, 2019, an increase of $16.5 million compared with $656.3 million for the three months ended June 30, 2018. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.24% for the three months ended June 30, 2019 compared to 3.30% for the three months ended June 30, 2018. The 6 basis point decrease in net interest margin was primarily driven by higher funding costs as well as the impact of the increase in the balance of interest bearing deposits with the Federal Reserve.
The fully taxable equivalent yield for the three months ended June 30, 2019, on the loan portfolio was 5.01% compared to 4.58% for the same period in 2018. The 43 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.33% for the three months ended June 30, 2019 compared to 2.01% for the three months ended June 30, 2018. The increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 1.55% for the three months ended June 30, 2019 compared to 0.96% for the three months ended June 30, 2018 and reflects the impact of higher funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended June 30, 2019 was 3.42% compared to 3.22% for the corresponding period in 2018. The 20 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $1.2 billion issuance of unsecured senior notes in June 2018.
Six Months Ended June 30, 2019 and 2018
Net interest income totaled $1.3 billion for both the six months ended June 30, 2019 and the six months ended June 30, 2018.
Net interest income on a fully taxable equivalent basis totaled $1.4 billion for the six months ended June 30, 2019, an increase of $77.8 million compared with $1.3 billion for the six months ended June 30, 2018. The increase in net interest income was primarily the result of an increase in interest income on loans and investment securities offset by an increase in interest expense on interest bearing deposits.
Net interest margin was 3.33% for the six months ended June 30, 2019 compared to 3.28% for the six months ended June 30, 2018. The 5 basis point increase in net interest margin was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield for the six months ended June 30, 2019, for the loan portfolio was 5.02% compared to 4.49% for the same period in 2018. The 53 basis point increase was primarily driven by the impact of higher interest rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.39% for the six months ended June 30, 2019 compared to 2.07% for the six months ended June 30, 2018. The 32 basis point increase was a result of increases in interest rates. Additionally, as interest rates have increased the amount of premium amortization required has decreased as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 1.49% for the six months ended June 30, 2019 compared to 0.89% for the six months ended June 30, 2018 and reflects the impact of higher interest rates offered on savings and money market products.
The average rate paid on FHLB and other borrowings for the six months ended June 30, 2019 was 3.49% compared to 3.14% for the corresponding period in 2018. The 35 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $1.2 billion issuance of unsecured senior notes in June 2018.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$64,056,915	$799,680	5.01%	$63,202,826	$722,346	4.58%
Debt securities – AFS	8,983,280	45,125	2.01	11,535,569	53,792	1.87
Debt securities – HTM (tax exempt) (3)	628,991	5,503	3.51	802,705	6,982	3.49
Debt securities – HTM (taxable)	4,115,593	28,955	2.82	1,286,012	7,539	2.35
Total debt securities - HTM	4,744,584	34,458	2.91	2,088,717	14,521	2.79
Trading account securities (3)	83,307	601	2.89	150,547	924	2.46
Other (4) (5)	5,387,203	35,823	2.67	2,852,459	14,916	2.10
Total earning assets	83,255,289	915,687	4.41	79,830,118	806,499	4.05
Noninterest earning assets:
Cash and due from banks	828,499			727,440
Allowance for loan losses	(974,772)			(840,557)
Net unrealized (loss) gain on investment securities available for sale	(102,830)			(291,461)
Other noninterest earning assets	10,446,653			9,606,511
Total assets	$93,452,839			$89,032,051
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$9,304,889	26,536	1.14	$7,944,965	11,025	0.56
Savings and money market accounts	27,643,291	88,203	1.28	25,863,488	48,793	0.76
Certificates and other time deposits	15,452,630	87,739	2.28	14,654,013	56,505	1.55
Total interest bearing deposits	52,400,810	202,478	1.55	48,462,466	116,323	0.96
FHLB and other borrowings	4,026,581	34,300	3.42	3,974,769	31,912	3.22
Federal funds purchased and securities sold under agreements to repurchase (5)	466,926	6,002	5.16	103,974	1,399	5.40
Other short-term borrowings	7,402	100	5.42	78,402	567	2.90
Total interest bearing liabilities	56,901,719	242,880	1.71	52,619,611	150,201	1.14
Noninterest bearing deposits	20,286,244			21,281,715
Other noninterest bearing liabilities	2,482,865			1,912,894
Total liabilities	79,670,828			75,814,220
Shareholder’s equity	13,782,011			13,217,831
Total liabilities and shareholder’s equity	$93,452,839			$89,032,051
Net interest income/net interest spread		$672,807	2.70%		$656,298	2.91%
Net interest margin			3.24%			3.30%
Taxable equivalent adjustment		13,058			12,799
Net interest income		$659,749			$643,499

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$64,765,717	$1,612,095	5.02%	$62,704,406	$1,397,176	4.49%
Debt securities – AFS	9,450,246	98,647	2.11	11,480,294	110,397	1.94
Debt securities – HTM (tax exempt) (3)	643,868	11,594	3.63	844,507	14,036	3.35
Debt securities – HTM (taxable)	3,747,532	53,629	2.89	1,198,311	14,387	2.42
Total debt securities - HTM	4,391,400	65,223	3.00	2,042,818	28,423	2.81
Trading account securities (3)	82,434	1,140	2.79	136,039	1,675	2.48
Other (4) (5)	4,284,880	58,791	2.77	2,974,798	26,791	1.82
Total earning assets	82,974,677	1,835,896	4.46	79,338,355	1,564,462	3.98
Noninterest earning assets:
Cash and due from banks	1,059,514			654,383
Allowance for loan losses	(942,398)			(842,392)
Net unrealized (loss) gain on investment securities available for sale	(145,133)			(259,999)
Other noninterest earning assets	10,273,988			9,514,617
Total assets	$93,220,648			$88,404,964
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,997,002	46,882	1.05	$8,069,593	20,606	0.51
Savings and money market accounts	27,432,104	165,112	1.21	25,695,846	87,683	0.69
Certificates and other time deposits	15,782,736	172,838	2.21	14,383,484	105,381	1.48
Total interest bearing deposits	52,211,842	384,832	1.49	48,148,923	213,670	0.89
FHLB and other borrowings	4,157,923	71,926	3.49	3,644,363	56,668	3.14
Federal funds purchased and securities sold under agreements to repurchase (5)	439,577	9,749	4.47	63,330	1,935	6.16
Other short-term borrowings	17,702	296	3.37	65,088	911	2.82
Total interest bearing liabilities	56,827,044	466,803	1.66	51,921,704	273,184	1.06
Noninterest bearing deposits	20,234,941			21,430,981
Other noninterest bearing liabilities	2,446,939			1,897,803
Total liabilities	79,508,924			75,250,488
Shareholder’s equity	13,711,724			13,154,476
Total liabilities and shareholder’s equity	$93,220,648			$88,404,964
Net interest income/net interest spread		$1,369,093	2.80%		$1,291,278	2.92%
Net interest margin			3.33%			3.28%
Taxable equivalent adjustment		26,255			25,174
Net interest income		$1,342,838			$1,266,104

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended June 30, 2019 and 2018
For the three months ended June 30, 2019, the Company recorded $155.0 million of provision for loan losses compared to $91.3 million for the three months ended June 30, 2018. The increase in provision for loan losses for the three months ended June 30, 2019 was primarily attributable to higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio during the three months ended June 30, 2019.
The Company recorded net charge-offs of $143.4 million during the three months ended June 30, 2019 compared to $63.4 million during the corresponding period in 2018. The increase in net charge-offs for the three months ended June 30, 2019, as compared to the corresponding period in 2018, was primarily driven by a $35.3 million increase in commercial, financial and agricultural net charge-offs and a $27.3 million increase in consumer direct net charge-offs.
Net charge-offs were 0.90% of average loans for the three months ended June 30, 2019 compared to 0.40% of average loans for the three months ended June 30, 2018.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Six Months Ended June 30, 2019 and 2018
For the six months ended June 30, 2019, the Company recorded $337.3 million of provision for loan losses compared to $148.3 million for the six months ended June 30, 2018. The increase in provision for loan losses was primarily attributable to higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio during the six months ended June 30, 2019.
The Company recorded net charge-offs of $244.9 million during the six months ended June 30, 2019 compared to $131.1 million during the corresponding period in 2018. The increase in net charge-offs for the six months ended June 30, 2019 as compared to the corresponding period in 2018 was driven in part by a $31.7 million increase in commercial, financial and agricultural net charge-offs as well as a $55.7 million increase in consumer direct net charge-offs and a $12.1 million increase in consumer indirect net charge-offs.
Net charge-offs were 0.77% of average loans for the six months ended June 30, 2019 compared to 0.42% of average loans for the six months ended June 30, 2018.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Service charges on deposit accounts	$61,731	$58,581	$120,639	$114,742
Card and merchant processing fees	50,355	44,048	96,357	83,726
Investment services sales fees	31,333	29,782	58,029	59,890
Money transfer income	25,272	23,920	47,253	44,608
Investment banking and advisory fees	20,758	24,546	39,615	48,442
Asset management fees	11,867	10,989	22,634	21,759
Corporate and correspondent investment sales	5,607	16,355	12,499	28,411
Mortgage banking	5,870	7,964	10,807	16,361
Bank owned life insurance	4,803	4,375	9,387	8,590
Investment securities gains, net	—	—	8,958	—
Other	66,685	49,459	115,863	101,315
Total noninterest income	$284,281	$270,019	$542,041	$527,844
Three Months Ended June 30, 2019 and 2018
Noninterest income was $284.3 million for the three months ended June 30, 2019, compared to $270.0 million for the three months ended June 30, 2018. The increase in noninterest income was primarily driven by increases in services charges on deposit accounts, card and merchant processing fees, and other noninterest income partially offset by decreases in investment banking and advisory fees, corporate and correspondent investment sales, and mortgage banking.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts increased to $61.7 million for the three months ended June 30, 2019, compared to $58.6 million for the three months ended June 30, 2018 due in part to continued customer account growth and increases in non-sufficient fund activity in 2019 when compared to 2018.
Card and merchant processing fees represents income related to customers' utilization of their debt and credit cards, as well as interchange income and merchants' discounts. Income from card and merchant processing fees increased to $50.4 million for the three months ended June 30, 2019, compared to $44.0 million for the three months ended June 30, 2018. Contributing to this increase was a $5.1 million increase in interchange income related to growth in the number of accounts as well as an increase in current customers' spending volumes.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees decreased to $20.8 million for the three months ended June 30, 2019, compared to $24.5 million for the three months ended June 30, 2018. The primary driver of this decrease was a decline in the volume of underwriting activity during the three months ended June 30, 2019 compared to the same period in 2018.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased to $5.6 million for the three months ended June 30, 2019, compared to $16.4 million for the three months ended June 30, 2018. The decrease was primarily driven by a decline in customer interest rate and foreign exchange swap income due to a decrease in interest rate contract and foreign exchange sales as well as valuation adjustments on interest rate contracts for the three months ended June 30, 2019 compared to the same period in 2018.

Mortgage banking represents servicing income, guarantee fees and gains on sales of mortgage loans along with fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking for the three months ended June 30, 2019 was $5.9 million, a decrease of $2.1 million compared to the three months ended June 30, 2018. The decrease in mortgage banking income was driven by a decrease in the valuation related to MSRs due to a decline in interest rates.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMS and foreign exchange. Other noninterest income increased to $66.7 million for the three months ended June 30, 2019, compared to $49.5 million for the three months ended June 30, 2018, due to a $13.2 million increase in the value of the SBIC investments and a $4.6 million increase in syndication fees.
Six Months Ended June 30, 2019 and 2018
Noninterest income was $542.0 million for the six months ended June 30, 2019, compared to $527.8 million for the six months ended June 30, 2018. The increase in noninterest income was primarily driven by increases in service charges on deposit accounts, card and merchant processing fees and other noninterest income partially offset by decreases in investment banking and advisory fees, corporate and correspondent investment sales and mortgage banking.
Service charges on deposit accounts increased to $120.6 million for the six months ended June 30, 2019, compared to $114.7 million for the six months ended June 30, 2018 due primarily to continued customer account growth and increases in non-sufficient fund activity in 2019 when compared to 2018.
Income from card and merchant processing fees increased to $96.4 million for the six months ended June 30, 2019, compared to $83.7 million for the six months ended June 30, 2018, due to a $9.9 million increase in interchange income related to growth in the number of accounts. Additionally, merchant income and cash advance fees also increased $2.8 million in 2019 when compared to 2018.
Income from investment banking and advisory fees decreased to $39.6 million for the six months ended June 30, 2019, compared to $48.4 million for the six months ended June 30, 2018. The primary driver of this decrease was a decline in the volume of underwriting activity during the six months ended June 30, 2019 compared to the same period in 2018.
Income from corporate and correspondent investment sales decreased to $12.5 million for the six months ended June 30, 2019, compared to $28.4 million for the six months ended June 30, 2018, primarily driven by a decline in customer interest rate and foreign exchange swap income due to a decrease in interest rate contract and foreign exchange sales as well as valuation adjustments on interest rate contracts for the six months ended June 30, 2019 compared to the same period in 2018.
Mortgage banking for the six months ended June 30, 2019 was $10.8 million, a decrease of $5.6 million compared to the six months ended June 30, 2018. The decrease in mortgage banking income was driven by a decrease in the valuation related to MSRs due to a decline in interest rates along with tighter margins during 2019 when compared to 2018.
Investment securities gains, net were $9.0 million for the six months ended June 30, 2019. See, “—Debt Securities” for more information related to the debt securities sales.
Other noninterest income increased to $115.9 million for the six months ended June 30, 2019, compared to $101.3 million for the six months ended June 30, 2018, due in part to a $20.8 million increase in the value of the SBIC investments and a $6.0 million increase related to gains on the sale of fixed assets which were partially offset by a $12.9 million decrease in service and referral income with BBVA and its affiliates.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Salaries, benefits and commissions	$296,303	$286,852	$589,019	$576,292
Professional services	73,784	68,577	137,680	129,222
Equipment	62,638	63,660	128,032	127,020
Net occupancy	40,116	42,671	81,057	83,093
Money transfer expense	17,290	16,302	32,268	30,023
Total securities impairment	113	—	113	309
Other	108,070	101,483	212,118	196,499
Total noninterest expense	$598,314	$579,545	$1,180,287	$1,142,458
Three Months Ended June 30, 2019 and 2018
Noninterest expense was $598.3 million for the three months ended June 30, 2019, an increase of $18.8 million compared to $579.5 million for the three months ended June 30, 2018. The increase was driven by increases in salaries, benefits, and commissions, professional services, equipment and other noninterest expense.
Salaries, benefits and commissions expense increased to $296.3 million during the three months ended June 30, 2019, compared to $286.9 million for the three months ended June 30, 2018, related to increases in full time salaries due to annual merit increases and increases in deferred compensation plans as well as higher costs associated with benefits.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $5.2 million during the three months ended June 30, 2019, to $73.8 million compared to $68.6 million for the corresponding period in 2018 due to a $2.3 million increase in outsourcing and professional services, a $1.7 million increase in services related to credit reporting and a $1.1 million increase in bankcard fees.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $6.6 million during the three months ended June 30, 2019, to $108.1 million compared to $101.5 million for the three months ended June 30, 2018. The drivers of the increase were due primarily to a $4.6 million increase in marketing expense, a $4.4 million increase in the provision for unfunded commitments, and a $1.2 million increase in item processing fees. The increases were partially offset by a $5.3 million decrease in business development expense in 2019 compared to the corresponding period in 2018.
Six Months Ended June 30, 2019 and 2018
Noninterest expense increased $37.8 million to $1.2 billion for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Noninterest expense was impacted by increases in salaries, benefits and commissions, professional services and other noninterest expense.
Salaries, benefits and commissions expense increased to $589.0 million during the six months ended June 30, 2019, compared to $576.3 million for the six months ended June 30, 2018, related to increases in full time salaries due to annual merit increases and increases in deferred compensation plans as well as higher costs associated with benefits.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $8.5 million during the six months ended June 30, 2019, to $137.7 million compared to $129.2 million for the corresponding period in 2018 due to a $4.1 million increase in services related to credit reporting and credit card processing, a $2.6 million increase in outsourcing and a $1.5 million increase in bankcard fees.
Other noninterest expense increased $15.6 million during the six months ended June 30, 2019, to $212.1 million compared to $196.5 million for the six months ended June 30, 2018. The increase was attributable to a $9.6 million increase in the provision for unfunded commitments and a $6.2 million increase in marketing expense in 2019 compared to the corresponding period in 2018.
Income Tax Expense
Three Months Ended June 30, 2019 and 2018
The Company’s income tax expense totaled $30.5 million and $58.3 million for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate was 16.0% for the three months ended June 30, 2019 and 24.0% for the three months ended June 30, 2018. The decrease in the tax rate was driven by lower net income before taxes for the three months ended June 30, 2019. Additionally, the tax rate for the three months ended June 30, 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments.
Six Months Ended June 30, 2019 and 2018
The Company’s income tax expense totaled $66.1 million and $110.1 million for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate was 18.0% for the six months ended June 30, 2019 and 21.9% for the six months ended June 30, 2018.The decrease in the tax rate was driven by lower net income before taxes for the six months ended June 30, 2019. Additionally, the tax rate for the six months ended June 30, 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $4.8 billion at June 30, 2019, compared to $2.1 billion December 31, 2018. The increase was primarily driven by a $2.4 billion increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
Trading account assets totaled $440 million at June 30, 2019, compared to $238 million December 31, 2018. The increase in trading account assets primarily related to increases in the fair value of interest rate derivative contracts for customers.
Debt Securities
At June 30, 2019, the securities portfolio included $9.0 billion in available for sale debt securities and $4.9 billion in held to maturity debt securities for a total debt securities portfolio of $13.9 billion, an increase of $57 million compared with December 31, 2018.
During the six months ended June 30, 2019, the Company received proceeds of $1.4 billion related to the sale of U.S. Treasury securities and agency mortgage-backed securities classified as available for sale which resulted in a net gain of $9.0 million. The Company also purchased approximately $2.2 billion of U.S. Treasury securities that were classified as held to maturity.

The Company recognized $113 thousand and $309 thousand in OTTI charges during the six months ended June 30, 2019 and 2018, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations. Refer to Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.
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
The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	June 30, 2019	December 31, 2018
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,852,656	$26,562,319
Real estate – construction	1,982,646	1,997,537
Commercial real estate – mortgage	12,969,705	13,016,796
Total commercial loans	$39,805,007	$41,576,652
Consumer loans:
Residential real estate – mortgage	$13,404,130	$13,422,156
Equity lines of credit	2,672,830	2,747,217
Equity loans	275,778	298,614
Credit card	878,101	818,308
Consumer direct	2,476,628	2,553,588
Consumer indirect	3,799,079	3,770,019
Total consumer loans	$23,506,546	$23,609,902
Total loans	$63,311,553	$65,186,554
Loans held for sale	90,537	68,766
Total loans and loans held for sale	$63,402,090	$65,255,320
Loans and loans held for sale, net of unearned income, totaled $63.4 billion at June 30, 2019, a decrease of $1.9 billion from December 31, 2018. During the six months ended June 30, 2019, the Company sold to BBVA, S.A. New York Branch approximately $1.2 billion of commercial loans.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets, totaled $824 million at June 30, 2019, a decrease of $16 million compared to $840 million at December 31, 2018. As a percentage of total loans and loans held for sale, foreclosed real estate and other repossessed assets, nonperforming assets were 1.30% at June 30, 2019 compared with 1.29% at December 31, 2018.

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
Table 5 Potential Problem Loans

	June 30, 2019	December 31, 2018
	(In Thousands)
Commercial, financial and agricultural	$333,962	$371,627
Real estate – construction	44,661	12,791
Commercial real estate – mortgage	94,976	74,737
	$473,599	$459,155

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	June 30, 2019	December 31, 2018
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$389,779	$400,389
Real estate – construction	2,097	2,851
Commercial real estate – mortgage	107,137	110,144
Residential real estate – mortgage	154,247	167,099
Equity lines of credit	35,356	37,702
Equity loans	9,361	10,939
Credit card	—	—
Consumer direct	6,926	4,528
Consumer indirect	27,793	17,834
Total nonaccrual loans	732,696	751,486
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$732,696	$751,486
Accruing TDRs: (1)
Commercial, financial and agricultural	$19,150	$18,926
Real estate – construction	107	116
Commercial real estate – mortgage	3,687	3,661
Residential real estate – mortgage	59,130	57,446
Equity lines of credit	—	—
Equity loans	25,361	26,768
Credit card	—	—
Consumer direct	5,252	2,684
Consumer indirect	—	—
Total Accruing TDRs	112,687	109,601
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$112,687	$109,601
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$12,785	$8,114
Real estate – construction	532	544
Commercial real estate – mortgage	360	2,420
Residential real estate – mortgage	6,681	5,927
Equity lines of credit	3,394	2,226
Equity loans	224	180
Credit card	18,762	17,011
Consumer direct	14,786	13,336
Consumer indirect	6,813	9,791
Total loans 90 days past due and accruing	64,337	59,549
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$64,337	$59,549
Foreclosed real estate	$13,752	$16,869
Other repossessed assets	$13,040	$12,031

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	June 30, 2019	December 31, 2018
	(In Thousands)
Nonaccrual loans	$732,696	$751,486
Loans 90 days or more past due and accruing (1)	64,337	59,549
TDRs 90 days or more past due and accruing	304	411
Nonperforming loans	797,337	811,446
Foreclosed real estate	13,752	16,869
Other repossessed assets	13,040	12,031
Total nonperforming assets	$824,129	$840,346

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	June 30, 2019	December 31, 2018
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.26%	1.24%
Nonperforming assets as a percentage of total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	1.30	1.29
Allowance for loan losses as a percentage of loans	1.54	1.36
Allowance for loan losses as a percentage of nonperforming loans (3)	122.62	109.09

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, foreclosed real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale.
Table 9 Rollforward of Nonaccrual Loans

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Balance at beginning of period,	$751,486	$658,865
Additions	407,941	370,811
Returns to accrual	(67,014)	(104,646)
Loan sales	—	(8,475)
Payments and paydowns	(90,366)	(98,175)
Transfers to foreclosed real estate	(12,175)	(8,742)
Charge-offs	(257,176)	(146,647)
Balance at end of period	$732,696	$662,991
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
The following table provides a rollforward of TDR activity, excluding loans held for sale.
Table 10 Rollforward of TDR Activity

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Balance at beginning period	$311,442	$285,606
New TDRs	42,309	29,870
Payments/Payoffs	(78,429)	(26,737)
Charge-offs	(27,510)	(5,279)
Transfers to foreclosed real estate	—	—
Balance at end of period	$247,812	$283,460
The Company’s aggregate recorded investment in impaired loans modified through TDRs was $248 million at June 30, 2019 compared to $311 million at December 31, 2018. Included in these amounts are $113 million at June 30, 2019 and $110 million at December 31, 2018 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $978 million at June 30, 2019, from $885 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.54% at June 30, 2019 compared to 1.36% at December 31, 2018. Nonperforming loans were $797 million at June 30, 2019 compared to $811 million at December 31, 2018. The allowance attributable to individually impaired loans was $162 million at June 30, 2019 compared to $107 million at December 31, 2018. The increase was driven by downgrades to nonperforming loans as well as updated impairment analysis. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 0.90% of average loans for the three months ended June 30, 2019 compared to 0.40% of average loans for the three months ended June 30, 2018. The increase in net charge-offs for the three months ended June 30, 2019, as compared to the corresponding period in 2018, was primarily driven by a $35.3 million increase in commercial, financial and agricultural net charge-offs and a $27.3 million increase in consumer direct net charge-offs.
Net charge-offs were 0.77% of average loans for the six months ended June 30, 2019 compared to 0.42% of average loans for the six months ended June 30, 2018. The increase in net charge-offs for the six months ended June 30, 2019 as compared to the corresponding period in 2018 was driven in part by a $31.7 million increase in commercial, financial and agricultural net charge-offs as well as a $55.7 million increase in consumer direct net charge-offs and a $12.1 million increase in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Average loans outstanding during the period	$63,581,887	$63,133,236	$64,479,237	$62,650,373
Allowance for loan losses, beginning of period	$966,022	$832,071	$885,242	$842,760
Charge-offs:
Commercial, financial and agricultural	49,325	12,694	58,828	22,826
Real estate – construction	—	406	19	436
Commercial real estate – mortgage	112	280	118	453
Residential real estate – mortgage	2,199	2,469	3,645	4,606
Equity lines of credit	1,581	1,911	4,819	3,585
Equity loans	899	591	1,227	1,362
Credit card	18,166	12,372	35,108	23,216
Consumer direct	62,716	31,108	121,847	58,663
Consumer indirect	29,873	24,732	66,673	54,717
Total charge-offs	164,871	86,563	292,284	169,864
Recoveries:
Commercial, financial and agricultural	3,409	2,127	8,169	3,864
Real estate – construction	477	119	1,906	238
Commercial real estate – mortgage	51	5,785	84	5,844
Residential real estate – mortgage	676	911	1,193	1,668
Equity lines of credit	1,210	1,458	3,873	2,972
Equity loans	705	1,034	1,114	1,874
Credit card	1,730	1,073	3,429	2,043
Consumer direct	5,574	1,232	10,831	3,375
Consumer indirect	7,659	9,473	16,793	16,917
Total recoveries	21,491	23,212	47,392	38,795
Net charge-offs	143,380	63,351	244,892	131,069
Total provision for loan losses	155,018	91,280	337,310	148,309
Allowance for loan losses, end of period	$977,660	$860,000	$977,660	$860,000
Net charge-offs to average loans	0.90%	0.40%	0.77%	0.42%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of June 30, 2019 and December 31, 2018.
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

The commercial, financial and agricultural portfolio segment totaled $24.9 billion at June 30, 2019 compared to $26.6 billion at December 31, 2018. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	June 30, 2019				December 31, 2018 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$2,176,768	$35,726	$—	$—	$2,403,917	$68,891	$—	$3,922
Basic Materials	532,220	2,101	—	350	567,966	2,426	—	—
Capital Goods & Industrial Services	2,186,800	15,048	110	127	2,523,857	74,769	124	39
Construction & Construction Materials	712,052	49,408	—	1,587	732,838	19,971	—	—
Consumer	644,328	1,763	—	1,651	592,607	600	—	—
Healthcare	2,757,609	66,356	322	—	2,914,464	18,682	333	83
Energy	2,968,927	150,971	—	—	2,863,529	119,069	—	—
Financial Services	968,311	2,168	—	480	1,061,922	94	—	—
General Corporates	1,769,236	4,603	—	8,590	1,757,121	4,645	3	3,993
Institutions	3,167,844	459	—	—	3,349,248	474	—	—
Leisure and Consumer Services	2,524,186	9,335	—	—	2,597,598	22,544	—	10
Real Estate	1,351,749	230	—	—	1,533,206	248	—	—
Retail	534,298	16,895	252	—	573,658	29,751	—	67
Telecoms, Technology & Media	1,219,071	3,031	45	—	1,525,730	3,680	46	—
Transportation	948,045	31,685	—	—	1,000,564	34,545	—	—
Utilities	391,212	—	18,421	—	564,094	—	18,420	—
Total Commercial, Financial and Agricultural	$24,852,656	$389,779	$19,150	$12,785	$26,562,319	$400,389	$18,926	$8,114

(1)	December 31, 2018 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2019.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.0 billion at both June 30, 2019 and December 31, 2018, and real estate — construction loans totaled $2.0 billion at both June 30, 2019 and December 31, 2018.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	June 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$378,594	$5,124	$2,136	$—	$375,442	$5,507	$2,221	$237
Arizona	796,134	7,817	—	—	855,007	8,342	—	—
California	1,984,176	—	—	28	2,196,360	—	—	1,722
Colorado	579,362	5,970	—	—	533,481	6,036	—	—
Florida	1,197,671	17,741	50	—	1,086,443	18,030	66	—
New Mexico	118,263	4,185	117	—	157,473	3,769	121	14
Texas	3,674,003	43,058	527	332	3,911,128	41,707	382	447
Other	4,241,502	23,242	857	—	3,901,462	26,753	871	—
	$12,969,705	$107,137	$3,687	$360	$13,016,796	$110,144	$3,661	$2,420

Table 14 Real Estate – Construction

	June 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$71,203	$1,478	$—	$115	$64,758	$96	$—	$69
Arizona	221,333	—	—	—	181,143	—	—	—
California	258,596	—	—	—	253,416	—	—	—
Colorado	75,882	—	—	—	111,375	—	—	—
Florida	149,032	—	—	—	213,502	—	—	—
New Mexico	11,217	—	43		6,868	—	46	—
Texas	785,598	193	64	417	754,994	2,331	70	475
Other	409,785	426	—	—	411,481	424	—	—
	$1,982,646	$2,097	$107	$532	$1,997,537	$2,851	$116	$544
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
Residential real estate — mortgage loans totaled $13.4 billion at both June 30, 2019 and December 31, 2018. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	June 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$933,359	$22,417	$11,390	$1,132	$944,556	$23,285	$11,677	$1,002
Arizona	1,358,213	12,434	8,110	165	1,334,736	12,572	8,415	217
California	3,277,998	15,585	3,790	2,698	3,252,592	15,898	3,910	—
Colorado	1,140,240	5,100	1,667	—	1,132,517	5,255	784	—
Florida	1,554,604	34,922	10,936	405	1,590,912	39,699	9,908	1,433
New Mexico	215,963	3,893	1,269	279	219,434	3,683	1,287	—
Texas	4,515,375	47,321	20,007	2,002	4,536,383	50,069	19,293	3,275
Other	408,378	12,575	1,961	—	411,026	16,638	2,172	—
	$13,404,130	$154,247	$59,130	$6,681	$13,422,156	$167,099	$57,446	$5,927
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	June 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$706,957	$103,246	$20,521	$5,629	$730,294	$113,560	$19,131	$4,803
621 – 680	1,118,959	19,620	12,839	141	1,146,999	20,877	14,168	301
681 – 720	1,744,337	11,876	11,413	117	1,725,819	11,471	9,031	451
Above 720	9,228,152	9,523	13,784	375	9,208,678	11,156	14,847	107
Unknown	605,725	9,982	573	419	610,366	10,035	269	265
	$13,404,130	$154,247	$59,130	$6,681	$13,422,156	$167,099	$57,446	$5,927

Equity lines of credit and equity loans totaled $2.9 billion at June 30, 2019 and $3.0 billion at December 31, 2018. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	June 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$473,716	$9,758	$7,729	$418	$498,839	$11,536	$8,062	$477
Arizona	332,798	6,963	3,756	103	348,763	6,409	4,005	221
California	421,398	1,522	125	1,833	426,179	3,358	267	402
Colorado	182,321	2,673	758	320	193,122	2,822	841	128
Florida	313,910	8,435	5,366	193	332,367	8,646	5,704	398
New Mexico	48,255	1,928	584	85	50,873	1,515	593	286
Texas	1,148,225	12,239	6,654	664	1,166,304	13,097	6,901	446
Other	27,985	1,199	389	2	29,384	1,258	395	48
	$2,948,608	$44,717	$25,361	$3,618	$3,045,831	$48,641	$26,768	$2,406

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	June 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$211,008	$23,993	$7,195	$3,295	$204,527	$26,747	$5,905	$1,923
621 – 680	350,181	9,059	7,042	280	376,248	9,548	9,126	254
681 – 720	519,691	7,510	4,130	26	537,568	8,014	3,908	106
Above 720	1,861,203	4,050	6,877	17	1,919,796	3,950	7,829	106
Unknown	6,525	105	117	—	7,692	382	—	17
	$2,948,608	$44,717	$25,361	$3,618	$3,045,831	$48,641	$26,768	$2,406
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at June 30, 2019 were $2.5 billion and $2.6 billion at December 31, 2018. Total credit cards at June 30, 2019 were $878 million and $818 million at December 31, 2018.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $3.8 billion at both June 30, 2019 and December 31, 2018.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	June 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$184,239	$4,214	$1,186	$6,048	$217,273	$3,870	$1,002	$12,197
621 – 680	481,220	1,304	615	4,385	531,466	257	387	178
681 – 720	589,813	741	2,935	2,432	596,889	147	1,295	311
Above 720	1,149,339	571	516	1,400	1,149,606	254	—	11
Unknown	72,017	96	—	521	58,354	—	—	639
	$2,476,628	$6,926	$5,252	$14,786	$2,553,588	$4,528	$2,684	$13,336
Table 20 Consumer Indirect

	June 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$787,725	$22,700	$—	$5,605	$865,702	$14,700	$—	$9,128
621 – 680	1,085,287	3,262	—	763	1,083,116	2,084	—	381
681 – 720	733,067	1,001	—	286	719,093	648	—	69
Above 720	1,190,443	830	—	154	1,099,289	402	—	213
Unknown	2,557	—	—	5	2,819	—	—	—
	$3,799,079	$27,793	$—	$6,813	$3,770,019	$17,834	$—	$9,791
Foreign Exposure
As of June 30, 2019, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

There were no changes in the Company's and the Bank's credit ratings during the three months ended June 30, 2019. The Company's and the Bank's credit ratings at June 30, 2019 were as follows:
Table 21 Credit Ratings

As of June 30, 2019
	Standard & Poor’s	Moody’s	Fitch
BBVA USA Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB+
Short-term debt rating	A-2	—	F2
BBVA USA
Long-term debt rating	BBB+	Baa2	BBB+
Long-term bank deposits (1)	N/A	A2	A-
Subordinated debt	BBB	Baa2	BBB
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (1)	N/A	P-1	F2
Outlook	Stable	Stable	Negative
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
Deposits
Total deposits increased by $420.8 million from December 31, 2018 to June 30, 2019. At June 30, 2019 and December 31, 2018, total deposits included $6.7 billion and $9.0 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	June 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,646,209	28.5%	$20,183,876	28.0%
Interest-bearing demand deposits	9,388,226	12.9	8,400,192	11.6
Savings and money market	27,579,216	38.0	27,877,124	38.6
Time deposits	14,975,159	20.6	15,706,795	21.8
Total deposits	$72,588,810	100.0%	$72,167,987	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at June 30, 2019
Federal funds purchased	$5,060	$1,505	2.50%	$—	—%
Securities sold under agreements to repurchase (1)	807,833	438,072	0.45	191,739	2.62
Other short-term borrowings	69,446	17,702	3.37	2,067	4.26
	$882,339	$457,279		$193,806
Balance at December 31, 2018
Federal funds purchased	$2,000	$82	2.50%	$—	—%
Securities sold under agreements to repurchase (1)	183,511	109,770	1.78	102,275	3.73
Other short-term borrowings	159,004	68,423	3.04	—	—
	$344,515	$178,275		$102,275

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
At June 30, 2019 and December 31, 2018, FHLB and other borrowings were $4.1 billion and $4.0 billion, respectively.
For the six months ended June 30, 2019, the Company had $3.8 billion of proceeds received from FHLB and other borrowings and repayments were approximately $3.8 billion.
Shareholder’s Equity
Total shareholder's equity was $13.9 billion at June 30, 2019, compared to $13.5 billion at December 31, 2018, an increase of $358 million. Shareholder's equity increased $300 million due to earnings attributable to the Company during the period, as well as a $236 million increase in accumulated other comprehensive income largely attributable to a decrease in unrealized losses on available for sale securities offset, in part, by the payment of preferred and common dividends totaling $179.2 million to its sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at June 30, 2019, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at June 30, 2019.
Table 24 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
June 30, 2019
Rate Change
+ 200 basis points	6.15%
+ 100 basis points	3.27
- 100 basis points	(4.67)
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
Table 25 Economic Value of Equity

Estimated % Change in Economic Value of Equity
June 30, 2019
Rate Change
+ 300 basis points	(11.02)%
+ 200 basis points	(6.90)
+ 100 basis points	(2.76)
- 100 basis points	0.13
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2019, the Company had derivative financial instruments outstanding with notional amounts of $50.4 billion. The estimated net fair value of open contracts was in an asset position of $249 million at

June 30, 2019. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at June 30, 2019 or December 31, 2018 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
The Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. At June 30, 2019, the Company's LCR was 144% and was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at June 30, 2019 and December 31, 2018.
Table 26 Capital Ratios

	June 30, 2019	December 31, 2018
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,615,070	$8,457,585
Tier 1 Capital	8,849,270	8,691,785
Total Capital	10,331,094	10,216,625
Ratios:
CET1 Risk-based Capital Ratio	12.57%	12.00%
Tier 1 Risk-based Capital Ratio	12.91	12.33
Total Risk-based Capital Ratio	15.08	14.49
Leverage Ratio	9.99	10.03
At June 30, 2019, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
The Spanish judicial authorities are investigating the activities of the company Centro Exclusivo de Negocios y Transacciones, S.L. (Cenyt). Such investigation includes the provision of services to BBVA. In this regard, on July 29, 2019, BBVA was notified of the order from the Central Investigating Court number 6 of the National High Court, declaring BBVA as an official suspect (investigado) under preliminary proceedings 96/2017 - piece number 9, for possible breaches of law related to bribery, revelation of secrets and corruption. BBVA has been collaborating proactively with the judicial authorities, sharing with the courts information of the 'forensic' investigation, currently ongoing, which was commissioned to PriceWaterhouseCoopers through its external lawyers Garrigues, together with Uría. BBVA is not authorized to publicly divulge this information given the requirement of not interfering with the judicial investigation. The criminal proceeding is at an incipient stage in the pre-trial phase and continues under secrecy order, so it is not possible to predict at this time the scope or duration of such proceeding or its possible outcome or implications for the Group, notwithstanding the potential reputation risk of these proceedings.  This matter or any similar matters arising across the Group could damage the Company’s reputation and adversely affect the confidence of the Company’s clients, rating agencies, regulators, bondholders and other parties and could have an adverse effect on the Company’s business, financial condition and operating results
The Company's rebranding strategy may not produce the benefits expected, may involve substantial costs and may not be favorably received by Customers.
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
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended June 30, 2019, from embassy-related activity, which include fees and/or commissions, did not exceed $506. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

Item 6.	Exhibits

Exhibit Number	Description of Documents

3.1
Second Amended and Restated Certificate of Formation of the Company, reflecting name change to BBVA USA Bancshares, Inc., (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (file no. 000-55106), filed on June 10, 2019).

3.2
Bylaws of BBVA USA Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10 filed with the Commission on November 22, 2013, File No. 0-55106).

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

Date: August 6, 2019	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer