Form 10-Q
period 2019-09-30
BBVA USA Bancshares, Inc.
filed 2019-11-05
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019
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
Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2019
Common Stock (par value $0.01 per share)	222,963,891 shares

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

FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
OIS	Overnight Index Swap

Parent	BBVA USA Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
Resolution Plan Proposal	Federal Reserve Board and FDIC proposed rule that would reduce or eliminate resolution planning requirements for institutions that fall into certain risk-based categories
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
Tax Cuts and Jobs Act	H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. GAAP	Accounting principles generally accepted in the U.S.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(In Thousands)
Assets:
Cash and due from banks	$1,117,458	$1,217,319
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	5,356,141	2,115,307
Cash and cash equivalents	6,473,599	3,332,626
Trading account assets	564,000	237,656
Debt securities available for sale	7,612,590	10,981,216
Debt securities held to maturity (fair value of $6,514,496 and $2,925,420 at September 30, 2019 and December 31, 2018, respectively)	6,334,634	2,885,613
Loans held for sale, at fair value	134,314	68,766
Loans	63,320,571	65,186,554
Allowance for loan losses	(942,191)	(885,242)
Net loans	62,378,380	64,301,312
Premises and equipment, net	1,085,635	1,152,958
Bank owned life insurance	746,819	736,171
Goodwill	4,983,296	4,983,296
Other assets	2,600,820	2,267,560
Total assets	$92,914,087	$90,947,174
Liabilities:
Deposits:
Noninterest bearing	$21,019,303	$20,183,876
Interest bearing	52,550,139	51,984,111
Total deposits	73,569,442	72,167,987
FHLB and other borrowings	3,709,949	3,987,590
Federal funds purchased and securities sold under agreements to repurchase	117,421	102,275
Other short-term borrowings	45	—
Accrued expenses and other liabilities	1,415,612	1,176,793
Total liabilities	78,812,469	77,434,645
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both September 30, 2019 and December 31, 2018	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 and 222,950,751 shares at September 30, 2019 and December 31, 2018, respectively	2,230	2,230
Surplus	14,359,966	14,545,849
Accumulated deficit	(585,859)	(1,107,198)
Accumulated other comprehensive income (loss)	66,009	(186,848)
Total BBVA USA Bancshares, Inc. shareholder’s equity	14,071,821	13,483,508
Noncontrolling interests	29,797	29,021
Total shareholder’s equity	14,101,618	13,512,529
Total liabilities and shareholder’s equity	$92,914,087	$90,947,174
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Interest income:
Interest and fees on loans	$771,245	$751,470	$2,359,500	$2,126,411
Interest on debt securities available for sale	36,051	53,201	134,698	163,595
Interest on debt securities held to maturity	38,893	16,110	101,701	41,598
Interest on trading account assets	487	833	1,627	2,507
Interest and dividends on other earning assets	46,528	17,449	105,319	44,240
Total interest income	893,204	839,063	2,702,845	2,378,351
Interest expense:
Interest on deposits	203,979	139,898	588,811	353,568
Interest on FHLB and other borrowings	32,975	37,131	104,901	93,799
Interest on federal funds purchased and securities sold under agreements to repurchase	15,137	3,169	24,886	5,104
Interest on other short-term borrowings	72	579	368	1,490
Total interest expense	252,163	180,777	718,966	453,961
Net interest income	641,041	658,286	1,983,879	1,924,390
Provision for loan losses	140,629	94,964	477,939	243,273
Net interest income after provision for loan losses	500,412	563,322	1,505,940	1,681,117
Noninterest income:
Service charges on deposit accounts	65,143	60,325	185,782	175,067
Card and merchant processing fees	50,385	44,219	146,742	127,945
Investment services sales fees	29,287	28,286	87,316	88,176
Money transfer income	26,020	23,441	73,273	68,049
Investment banking and advisory fees	28,324	13,956	67,939	62,398
Asset management fees	11,405	11,143	34,039	32,902
Corporate and correspondent investment sales	11,799	12,490	24,298	40,901
Mortgage banking	8,204	6,717	19,011	23,078
Bank owned life insurance	3,508	4,597	12,895	13,187
Investment securities gains, net	21,003	—	29,961	—
Other	66,241	53,285	182,104	154,600
Total noninterest income	321,319	258,459	863,360	786,303
Noninterest expense:
Salaries, benefits and commissions	295,092	292,679	884,111	868,971
Professional services	72,903	68,403	210,583	197,625
Equipment	63,908	63,739	191,940	190,759
Net occupancy	42,241	42,514	123,298	125,607
Money transfer expense	18,005	16,120	50,273	46,143
Securities impairment:
Other-than-temporary impairment	—	418	221	989
Less: non-credit portion recognized in other comprehensive income	—	135	108	397
Total securities impairment	—	283	113	592
Other	106,738	121,772	318,856	318,271
Total noninterest expense	598,887	605,510	1,779,174	1,747,968
Net income before income tax expense	222,844	216,271	590,126	719,452
Income tax expense	39,899	41,756	106,014	151,849
Net income	182,945	174,515	484,112	567,603
Less: net income attributable to noncontrolling interests	514	426	1,669	1,482
Net income attributable to BBVA USA Bancshares, Inc.	182,431	174,089	482,443	566,121
Less: preferred stock dividends	4,561	4,576	13,771	12,699
Net income attributable to common shareholder	$177,870	$169,513	$468,672	$553,422
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Net income	$182,945	$174,515	$484,112	$567,603
Other comprehensive income, net of tax:
Net unrealized gains (losses) arising during period from debt securities available for sale	32,464	(31,189)	169,868	(106,320)
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	16,023	—	22,857	—
Net change in net unrealized holding gains (losses) on debt securities available for sale	16,441	(31,189)	147,011	(106,320)
Change in unamortized net holding losses on debt securities held to maturity	2,223	1,989	5,905	6,522
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	(30,487)
Less: non-credit related impairment on debt securities held to maturity	—	103	82	303
Change in unamortized non-credit related impairment on debt securities held to maturity	175	208	675	623
Net change in unamortized holding gains (losses) on debt securities held to maturity	2,398	2,094	6,498	(23,645)
Unrealized holding gains arising during period from cash flow hedge instruments	33,662	10,996	131,665	19,340
Change in defined benefit plans	—	—	3,119	(3,379)
Other comprehensive income (loss), net of tax	52,501	(18,099)	288,293	(114,004)
Comprehensive income	235,446	156,416	772,405	453,599
Less: comprehensive income attributable to noncontrolling interests	514	426	1,669	1,482
Comprehensive income attributable to BBVA USA Bancshares, Inc.	$234,932	$155,990	$770,736	$452,117
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Three Months Ended September 30,
Balance, June 30, 2018	$229,475	$2,230	$14,699,773	$(1,476,614)	$(293,323)	$29,103	$13,190,644
Net income	—	—	—	174,089	—	426	174,515
Other comprehensive loss, net of tax	—	—	—	—	(18,099)	—	(18,099)
Preferred stock dividends	—	—	(4,576)	—	—	—	(4,576)
Capital contribution	—	—	—	—	—	3	3
Balance, September 30, 2018	$229,475	$2,230	$14,695,197	$(1,302,525)	$(311,422)	$29,532	$13,342,487

Balance, June 30, 2019	$229,475	$2,230	$14,364,527	$(768,290)	$13,508	$29,273	$13,870,723
Net income	—	—	—	182,431	—	514	182,945
Other comprehensive income, net of tax	—	—	—	—	52,501	—	52,501
Preferred stock dividends	—	—	(4,561)	—	—	—	(4,561)
Capital contribution	—	—	—	—	—	10	10
Balance, September 30, 2019	$229,475	$2,230	$14,359,966	$(585,859)	$66,009	$29,797	$14,101,618

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Nine Months Ended September 30,
Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	566,121	—	1,482	567,603
Other comprehensive loss, net of tax	—	—	—	—	(114,004)	—	(114,004)
Preferred stock dividends	—	—	(12,699)	—	—	(1,036)	(13,735)
Common stock dividends	—	—	(110,000)	—	—	—	(110,000)
Capital contribution	—	—	—	—	—	25	25
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, September 30, 2018	$229,475	$2,230	$14,695,197	$(1,302,525)	$(311,422)	$29,532	$13,342,487

Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	482,443	—	1,669	484,112
Other comprehensive income, net of tax	—	—	—	—	288,293	—	288,293
Issuance of common stock	—	—	802	—	—	—	802
Preferred stock dividends	—	—	(13,771)	—	—	(1,037)	(14,808)
Common stock dividends	—	—	(170,000)	—	—	—	(170,000)
Capital contribution	—	—	—	—	—	144	144
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, September 30, 2019	$229,475	$2,230	$14,359,966	$(585,859)	$66,009	$29,797	$14,101,618

(1)	Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Basis of Presentation, for additional information.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Operating Activities:
Net income	$484,112	$567,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,040	183,839
Securities impairment	113	592
Amortization of intangibles	—	3,933
Accretion of discount, loan fees and purchase market adjustments, net	(26,732)	(48,771)
Provision for loan losses	477,939	243,273
Net change in trading account assets	(326,344)	3,747
Net change in trading account liabilities	(5,891)	61,599
Originations and purchases of mortgage loans held for sale	(554,488)	(486,143)
Sale of mortgage loans held for sale	509,685	494,542
Deferred tax benefit	(11,611)	(949)
Investment securities gains, net	(29,961)	—
Net gain on sale of premises and equipment	(7,077)	(194)
Gain on sale of loans	(925)	—
Gain on sale of mortgage loans held for sale	(20,745)	(14,858)
Net loss (gain) on sale of other real estate and other assets	1,436	(122)
Decrease (increase) in other assets	95,117	(171,203)
(Decrease) increase in other liabilities	(14,147)	23,883
Net cash provided by operating activities	764,521	860,771
Investing Activities:
Proceeds from sales of debt securities available for sale	2,442,176	—
Proceeds from prepayments, maturities and calls of debt securities available for sale	3,556,157	2,749,439
Purchases of debt securities available for sale	(2,454,096)	(2,947,622)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	234,157	267,913
Purchases of debt securities held to maturity	(3,688,706)	(709,510)
Proceeds from sales of equity securities	180,375	640,662
Purchases of equity securities	(182,504)	(648,083)
Net change in loan portfolio	93,914	(3,058,583)
Proceeds from sales of loans	1,353,379	46,055
Purchases of premises and equipment	(88,647)	(90,163)
Proceeds from sales of premises and equipment	12,812	3,604
Proceeds from settlement of BOLI policies	3,331	4,321
Cash payments for premiums of BOLI policies	(26)	(26)
Proceeds from sales of other real estate owned	21,569	15,943
Net cash provided by (used in) investing activities	1,483,891	(3,726,050)
Financing Activities:
Net increase in total deposits	1,414,158	1,135,463
Net increase in federal funds purchased and securities sold under agreements to repurchase	15,146	58,413
Net increase in other short-term borrowings	45	50,718
Proceeds from FHLB and other borrowings	4,436,995	17,273,916
Repayment of FHLB and other borrowings	(4,790,177)	(16,130,158)
Capital contribution for non-controlling interest	144	25
Vesting of restricted stock	(2,914)	(712)
Issuance of common stock	802	—
Common dividends paid	(170,000)	(110,000)
Preferred dividends paid	(14,808)	(13,735)
Net cash provided by financing activities	889,391	2,263,930
Net increase (decrease) in cash, cash equivalents and restricted cash	3,137,803	(601,349)
Cash, cash equivalents and restricted cash at beginning of year	3,501,380	4,270,950
Cash, cash equivalents and restricted cash at end of period	$6,639,183	$3,669,601
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
Effective June 10, 2019, the Company amended its Certificate of Formation to change its legal name from BBVA Compass Bancshares, Inc. to BBVA USA Bancshares, Inc.
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA USA Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recently Issued Accounting Standards Not Yet Adopted
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on instruments within its scope. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to receivables, loans, debt securities, and off-balance sheet credit exposures. This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.  Early application of this ASU is permitted.  The Company intends to adopt this standard on January 1, 2020. Adoption will be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis.
The Company’s implementation process includes data sourcing and validation, loss model development, development of governance processes, development of a qualitative framework, documentation and governance surrounding economic forecast for credit loss purposes, evaluation of technical accounting topics, updates to allowance policies and methodology documentation, development of reporting processes and related internal controls, and overall operational readiness for adoption of the amended guidance, which will continue throughout 2019, including parallel runs alongside the Company’s current allowance process. Parallel runs that have been more focused on the operational process have been performed in the second and third quarters of 2019. Parallel runs will be enhanced throughout the remainder of 2019 to include the qualitative framework, supporting analytics, end-to-end governance, internal controls and disclosures.
The Company provides updates to senior management and the Audit Committee. These communications provide an update on the status of the implementation project plan and any identified risks.
The Company is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements. It currently expects the allowance for loan losses to increase upon adoption given that the allowance will be required to cover the expected life of the loan portfolio upon adoption. The extent of this impact is still being evaluated and will depend on economic conditions, economic forecasts and the composition and credit quality of the Company's loan portfolio at the time of adoption.
The amended guidance in this ASU eliminates the current accounting model for purchased-credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). The Company will have no impact from purchased-credit-deteriorated assets upon adoption. Upon adoption, the Company does not expect to record a material allowance with respect to HTM and AFS securities as the portfolios consist primarily of agency-backed securities that inherently have minimal nonpayment risk.
In November 2018, the FASB issued ASU 2018-19 and in April and May 2019, the FASB issued ASU 2019-04 and ASU 2019-05, respectively, which made minor clarifications to the guidance in ASU 2016-13. The FASB has also established a Transition Resource Group for Credit Losses to evaluate implementation issues arising from the amended guidance and make recommendations to the FASB on which issues may warrant the issuance of additional clarifying guidance. The Company continues to monitor the issues discussed by the Transition Resource Group and the recommended amendments proposed to the FASB as part of its implementation analysis.
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

	September 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$3,186,688	$20,413	$38,600	$3,168,501
Agency mortgage-backed securities	1,477,410	18,125	9,710	1,485,825
Agency collateralized mortgage obligations	2,950,019	13,760	6,318	2,957,461
States and political subdivisions	756	47	—	803
Total	$7,614,873	$52,345	$54,628	$7,612,590
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,285,850	$62,972	$—	$1,348,822
Collateralized mortgage obligations:
Agency	4,318,121	114,366	11,071	4,421,416
Non-agency	39,657	8,132	196	47,593
Asset-backed securities and other	55,222	1,350	1,336	55,236
States and political subdivisions	635,784	12,384	6,739	641,429
Total	$6,334,634	$199,204	$19,342	$6,514,496

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,525,902	$13,000	$107,435	$5,431,467
Agency mortgage-backed securities	2,156,872	9,402	36,453	2,129,821
Agency collateralized mortgage obligations	3,492,538	4,021	77,580	3,418,979
States and political subdivisions	886	63	—	949
Total	$11,176,198	$26,486	$221,468	$10,981,216
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$2,089,860	$26,988	$10,338	$2,106,510
Non-agency	46,834	7,198	1,129	52,903
Asset-backed securities and other	61,304	2,346	471	63,179
States and political subdivisions	687,615	18,545	3,332	702,828
Total	$2,885,613	$55,077	$15,270	$2,925,420
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt Securities.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities and held to maturity debt securities that were in a loss position at September 30, 2019 and December 31, 2018. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	September 30, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$83,020	$86	$854,321	$38,514	$937,341	$38,600
Agency mortgage-backed securities	33,955	64	881,426	9,646	915,381	9,710
Agency collateralized mortgage obligations	483,488	723	752,903	5,595	1,236,391	6,318
Total	$600,463	$873	$2,488,650	$53,755	$3,089,113	$54,628

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$752,834	$11,071	$—	$—	$752,834	$11,071
Non-agency	8,109	99	5,320	97	13,429	196
Asset-backed securities and other	43,549	879	9,278	457	52,827	1,336
States and political subdivisions	171,340	6,595	30,926	144	202,266	6,739
Total	$975,832	$18,644	$45,524	$698	$1,021,356	$19,342

	December 31, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$338	$1	$3,879,564	$107,434	$3,879,902	$107,435
Agency mortgage-backed securities	68,404	279	1,533,156	36,174	1,601,560	36,453
Agency collateralized mortgage obligations	116,052	132	2,710,008	77,448	2,826,060	77,580
Total	$184,794	$412	$8,122,728	$221,056	$8,307,522	$221,468

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$—	$—	$845,512	$10,338	$845,512	$10,338
Non-agency	3,715	71	13,195	1,058	16,910	1,129
Asset-backed securities and other	6,911	87	5,994	384	12,905	471
States and political subdivisions	116,925	2,148	118,834	1,184	235,759	3,332
Total	$127,551	$2,306	$983,535	$12,964	$1,111,086	$15,270
As indicated in the previous tables, at September 30, 2019, the Company held debt securities in unrealized loss positions. The Company does not intend to sell these securities nor is it more-likely-than-not-that it will be required to sell these securities before their anticipated recovery.
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
Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either September 30, 2019 or December 31, 2018, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Balance at beginning of period	$23,529	$23,133	$23,416	$22,824
Reductions for securities paid off during the period (realized)	—	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	—	283	113	592
Balance at end of period	$23,529	$23,416	$23,529	$23,416
For the three months ended September 30, 2019, there was no OTTI recognized and for the three months ended September 30, 2018, there was $283 thousand of OTTI recognized on held to maturity securities. For the nine months ended September 30, 2019 and 2018, there was $113 thousand and $592 thousand, respectively, of OTTI recognized on held to maturity securities. The debt securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

September 30, 2019	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$399,828	$399,391
Maturing after one but within five years	2,185,935	2,202,123
Maturing after five but within ten years	66,633	67,896
Maturing after ten years	535,048	499,894
	3,187,444	3,169,304
Mortgage-backed securities and collateralized mortgage obligations	4,427,429	4,443,286
Total	$7,614,873	$7,612,590

Debt securities held to maturity:
Maturing within one year	$834	$835
Maturing after one but within five years	825,404	858,940
Maturing after five but within ten years	937,617	971,268
Maturing after ten years	213,001	214,444
	1,976,856	2,045,487
Collateralized mortgage obligations	4,357,778	4,469,009
Total	$6,334,634	$6,514,496
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Gross gains	$21,003	$—	$29,961	$—
Gross losses	—	—	—	—
Net realized gains	$21,003	$—	$29,961	$—

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	September 30, 2019	December 31, 2018
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,683,130	$26,562,319
Real estate – construction	2,005,347	1,997,537
Commercial real estate – mortgage	13,074,173	13,016,796
Total commercial loans	39,762,650	41,576,652
Consumer loans:
Residential real estate – mortgage	13,503,327	13,422,156
Equity lines of credit	2,618,112	2,747,217
Equity loans	263,444	298,614
Credit card	936,147	818,308
Consumer direct	2,388,358	2,553,588
Consumer indirect	3,848,533	3,770,019
Total consumer loans	23,557,921	23,609,902
Total loans	$63,320,571	$65,186,554

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$456,054	$117,786	$100,351	$303,469	$977,660
Provision for loan losses	28,787	6,410	3,214	102,218	140,629
Loans charged-off	(73,178)	(2,270)	(4,835)	(121,400)	(201,683)
Loan recoveries	3,236	79	3,183	19,087	25,585
Net charge-offs	(69,942)	(2,191)	(1,652)	(102,313)	(176,098)
Ending balance	$414,899	$122,005	$101,913	$303,374	$942,191
Three months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$431,510	$113,246	$98,032	$217,212	$860,000
Provision for loan losses	9,560	896	1,446	83,062	94,964
Loans charged-off	(20,142)	(2,328)	(5,570)	(73,599)	(101,639)
Loan recoveries	6,167	316	3,454	12,131	22,068
Net charge-offs	(13,975)	(2,012)	(2,116)	(61,468)	(79,571)
Ending balance	$427,095	$112,130	$97,362	$238,806	$875,393

Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$885,242
Provision for loan losses	142,185	9,906	5,147	320,701	477,939
Loan charge-offs	(132,006)	(2,407)	(14,526)	(345,028)	(493,967)
Loan recoveries	11,405	2,069	9,363	50,140	72,977
Net charge-offs	(120,601)	(338)	(5,163)	(294,888)	(420,990)
Ending balance	$414,899	$122,005	$101,913	$303,374	$942,191
Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$842,760
Provision (credit) for loan losses	39,397	(9,184)	(7,339)	220,399	243,273
Loan charge-offs	(42,968)	(3,217)	(15,123)	(210,195)	(271,503)
Loan recoveries	10,031	6,398	9,968	34,466	60,863
Net (charge-offs) recoveries	(32,937)	3,181	(5,155)	(175,729)	(210,640)
Ending balance	$427,095	$112,130	$97,362	$238,806	$875,393

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
September 30, 2019
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$92,309	$11,645	$23,629	$1,083	$128,666
Collectively evaluated for impairment	322,590	110,360	78,284	302,291	813,525
Total allowance for loan losses	$414,899	$122,005	$101,913	$303,374	$942,191
Ending balance of loans:
Individually evaluated for impairment	$269,636	$83,201	$156,814	$7,498	$517,149
Collectively evaluated for impairment	24,413,494	14,996,319	16,228,069	7,165,540	62,803,422
Total loans	$24,683,130	$15,079,520	$16,384,883	$7,173,038	$63,320,571

December 31, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$73,072	$6,283	$26,008	$1,880	$107,243
Collectively evaluated for impairment	320,243	106,154	75,921	275,681	777,999
Total allowance for loan losses	$393,315	$112,437	$101,929	$277,561	$885,242
Ending balance of loans:
Individually evaluated for impairment	$386,282	$85,250	$153,342	$5,135	$630,009
Collectively evaluated for impairment	26,176,037	14,929,083	16,314,645	7,136,780	64,556,545
Total loans	$26,562,319	$15,014,333	$16,467,987	$7,141,915	$65,186,554

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The following tables present information on individually evaluated impaired loans, by loan class.

	September 30, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$106,174	$109,976	$—	$163,462	$211,790	$92,309
Real estate – construction	—	—	—	120	120	11
Commercial real estate – mortgage	52,645	57,164	—	30,436	32,695	11,634
Residential real estate – mortgage	—	—	—	111,609	111,609	8,616
Equity lines of credit	—	—	—	15,968	15,973	12,155
Equity loans	—	—	—	29,237	30,086	2,858
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	7,311	9,307	899
Consumer indirect	—	—	—	187	187	184
Total loans	$158,819	$167,140	$—	$358,330	$411,767	$128,666

	December 31, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$162,011	$196,316	$—	$224,271	$262,947	$73,072
Real estate – construction	—	—	—	138	138	6
Commercial real estate – mortgage	45,628	48,404	—	39,484	44,463	6,277
Residential real estate – mortgage	—	—	—	104,787	104,787	8,711
Equity lines of credit	—	—	—	16,012	16,016	13,334
Equity loans	—	—	—	32,543	33,258	3,963
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	4,715	4,715	1,473
Consumer indirect	—	—	—	420	420	407
Total loans	$207,639	$244,720	$—	$422,370	$466,744	$107,243
The following tables present information on individually evaluated impaired loans, by loan class.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$318,790	$496	$286,815	$29
Real estate – construction	584	2	12,182	1
Commercial real estate – mortgage	77,165	221	80,779	238
Residential real estate – mortgage	109,450	691	105,743	660
Equity lines of credit	16,553	164	16,885	184
Equity loans	29,455	268	33,836	295
Credit card	—	—	—	—
Consumer direct	7,360	102	923	9
Consumer indirect	203	—	550	1
Total loans	$559,560	$1,944	$537,713	$1,417

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$377,390	$2,033	$268,037	$622
Real estate – construction	436	6	10,060	5
Commercial real estate – mortgage	79,910	687	82,350	648
Residential real estate – mortgage	107,456	2,021	109,262	2,029
Equity lines of credit	15,617	514	17,833	571
Equity loans	30,568	816	34,814	897
Credit card	—	—	—	—
Consumer direct	6,459	233	2,197	24
Consumer indirect	280	—	707	4
Total loans	$618,116	$6,310	$525,260	$4,800
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

The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	September 30, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,417,187	$1,921,410	$12,718,589
Special Mention	661,147	10,430	170,527
Substandard	502,442	73,507	171,154
Doubtful	102,354	—	13,903
	$24,683,130	$2,005,347	$13,074,173

	December 31, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,395,640	$1,971,852	$12,620,421
Special Mention	412,129	12,372	215,322
Substandard	631,706	13,313	170,303
Doubtful	122,844	—	10,750
	$26,562,319	$1,997,537	$13,016,796

	Consumer
	September 30, 2019
	Residential Real Estate – Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,345,060	$2,579,161	$254,015	$916,110	$2,363,237	$3,805,994
Nonperforming	158,267	38,951	9,429	20,037	25,121	42,539
	$13,503,327	$2,618,112	$263,444	$936,147	$2,388,358	$3,848,533

	December 31, 2018
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,248,822	$2,707,289	$287,392	$801,297	$2,535,724	$3,742,394
Nonperforming	173,334	39,928	11,222	17,011	17,864	27,625
	$13,422,156	$2,747,217	$298,614	$818,308	$2,553,588	$3,770,019

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$30,779	$24,036	$11,179	$301,021	$1,552	$368,567	$24,314,563	$24,683,130
Real estate – construction	3,831	185	532	1,616	76	6,240	1,999,107	2,005,347
Commercial real estate – mortgage	13,939	41	2,375	110,632	3,492	130,479	12,943,694	13,074,173
Residential real estate – mortgage	74,796	22,329	4,778	153,078	60,537	315,518	13,187,809	13,503,327
Equity lines of credit	11,088	4,616	2,072	36,879	—	54,655	2,563,457	2,618,112
Equity loans	2,452	978	524	8,728	24,789	37,471	225,973	263,444
Credit card	10,372	8,092	20,037	—	—	38,501	897,646	936,147
Consumer direct	35,762	23,075	17,773	7,348	7,360	91,318	2,297,040	2,388,358
Consumer indirect	81,075	26,294	8,599	33,940	—	149,908	3,698,625	3,848,533
Total loans	$264,094	$109,646	$67,869	$653,242	$97,806	$1,192,657	$62,127,914	$63,320,571

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$17,257	$11,784	$8,114	$400,389	$18,926	$456,470	$26,105,849	$26,562,319
Real estate – construction	218	8,849	544	2,851	116	12,578	1,984,959	1,997,537
Commercial real estate – mortgage	11,678	3,375	2,420	110,144	3,661	131,278	12,885,518	13,016,796
Residential real estate – mortgage	80,366	29,852	5,927	167,099	57,446	340,690	13,081,466	13,422,156
Equity lines of credit	14,007	5,109	2,226	37,702	—	59,044	2,688,173	2,747,217
Equity loans	3,471	843	180	10,939	26,768	42,201	256,413	298,614
Credit card	9,516	7,323	17,011	—	—	33,850	784,458	818,308
Consumer direct	37,336	19,543	13,336	4,528	2,684	77,427	2,476,161	2,553,588
Consumer indirect	100,434	32,172	9,791	17,834	—	160,231	3,609,788	3,770,019
Total loans	$274,283	$118,850	$59,549	$751,486	$109,601	$1,313,769	$63,872,785	$65,186,554
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
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended September 30, 2019, $7.8 million of TDR modifications included an interest rate concession and $25.0 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended September 30, 2018, $1.9 million of TDR modifications included an interest rate concession and $106.5 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2019, $17.3 million of TDR modifications included an interest rate concession and $57.8 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2018, $25.3 million of TDR modifications included an interest rate concession and $113.0 million of TDR modifications resulted from modifications to the loan’s structure.
The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	4	$1,411	1	$104,065
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	2	18,115	1	679
Residential real estate – mortgage	29	8,523	17	2,025
Equity lines of credit	3	259	3	80
Equity loans	1	49	7	464
Credit card	—	—	—	—
Consumer direct	110	4,401	2	1,098
Consumer indirect	1	2	—	—

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	10	$28,330	5	$121,263
Real estate – construction	—	—	2	307
Commercial real estate – mortgage	6	20,638	3	2,313
Residential real estate – mortgage	65	15,574	50	10,862
Equity lines of credit	5	353	7	197
Equity loans	8	456	19	2,235
Credit card	—	—	—	—
Consumer direct	178	9,176	3	1,104
Consumer indirect	1	2	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs were approximately $6.7 million and $18.3 million for the three and nine months ended September 30, 2019, respectively. The impact to the allowance for loan losses related to modifications classified as TDRs were $(100) thousand and $11.2 million for the three and nine months ended September 30, 2018, respectively.
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

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	599	—	—
Residential real estate – mortgage	1	234	2	327
Equity lines of credit	—	—	—	—
Equity loans	—	—	—	—
Credit card	—	—	—	—
Consumer direct	1	600	—	—
Consumer indirect	—	—	—	—

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	599	—	—
Residential real estate – mortgage	2	455	4	474
Equity lines of credit	—	—	—	—
Equity loans	2	151	3	167
Credit card	—	—	—	—
Consumer direct	4	2,610	—	—
Consumer indirect	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At September 30, 2019 and December 31, 2018, there were $60.4 million and $54.2 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $19 million and $17 million at September 30, 2019 and December 31, 2018, respectively. OREO included $16 million and $14 million of foreclosed residential real estate properties at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, there were $53 million and $62 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $134 million and $69 million at September 30, 2019 and December 31, 2018, respectively, and were comprised entirely of residential real estate - mortgage loans.

The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$1,196,883	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	10,897	37,580	1,092,195	46,055
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$188,550	$148,967	$488,940	$479,684
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	8,101	5,409	20,745	14,858
Servicing fees recognized (2)	2,703	2,544	8,007	8,181

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	September 30, 2019	December 31, 2018
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,514,658	$4,588,273
MSRs (2)	37,265	51,539

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Carrying value, at beginning of period	$41,966	$54,276	$51,539	$49,597
Additions	1,600	1,594	4,305	5,266
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(4,269)	2,533	(11,303)	9,403
Due to other changes in fair value (1)	(2,032)	(3,091)	(7,276)	(8,954)
Carrying value, at end of period	$37,265	$55,312	$37,265	$55,312

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At September 30, 2019 and December 31, 2018, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Fair value of MSRs	$37,265	$51,539
Composition of residential loans serviced for others:
Fixed rate mortgage loans	98.0%	97.7%
Adjustable rate mortgage loans	2.0	2.3
Total	100.0%	100.0%
Weighted average life (in years)	4.1	6.6
Prepayment speed:	18.1%	7.4%
Effect on fair value of a 10% increase	$(2,939)	$(1,432)
Effect on fair value of a 20% increase	(5,007)	(2,778)
Weighted average option adjusted spread:	6.4%	6.5%
Effect on fair value of a 10% increase	$(1,055)	$(1,627)
Effect on fair value of a 20% increase	(1,568)	(3,116)
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

(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision not to offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for additional information on the Company's accounting policies related to derivative instruments and hedging activities. For derivatives cleared through central clearing houses the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures and there is no fair value presented for these contracts. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,923,950	$30,240	$—	$2,923,950	$13,479	$28,479
Total fair value hedges		30,240	—		13,479	28,479
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	7,000,000	—	—	1,500,000	2,367	—
Swaps related to FHLB advances	120,000	—	3,419	120,000	—	1,938
Foreign currency contracts:
Forwards related to currency fluctuations	1,380	51	—	5,272	174	—
Total cash flow hedges		51	3,419		2,541	1,938
Total derivatives designated as hedging instruments		$30,291	$3,419		$16,020	$30,417

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$307,980	$252	$605	$166,641	$187	$1,021
Option contracts related to mortgage servicing rights	75,000	234	—	—	—	—
Interest rate lock commitments	180,127	4,038	—	91,395	2,012	—
Equity contracts:
Purchased equity option related to equity-linked CDs	209,724	6,989	—	450,660	14,185	—
Written equity option related to equity-linked CDs	179,156	—	5,966	389,030	—	12,434
Foreign exchange contracts:
Forwards and swaps related to commercial loans	525,441	3,532	1,128	413,127	1,565	1,109
Spots related to commercial loans	15,343	4	28	19,911	24	2
Swap associated with sale of Visa, Inc. Class B shares	148,907	—	5,494	111,466	—	3,706
Futures contracts (3)	4,470,000	—	—	3,223,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	35,268,019	415,139	114,662	34,436,223	149,269	130,704
Foreign exchange contracts for customers	1,094,649	29,693	27,447	1,140,665	19,465	17,341
Total trading account assets and liabilities		444,832	142,109		168,734	148,045
Total free-standing derivative instruments not designated as hedging instruments		$459,881	$155,330		$186,707	$166,317

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
The Company recognized no gains or losses for the three and nine months ended September 30, 2019 and 2018, related to hedged firm commitments no longer qualifying as a fair value hedge. At September 30, 2019, the fair value hedges had a weighted average expected remaining term of 3.6 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and nine months ended September 30, 2019 and 2018.
At September 30, 2019, cash flow hedges not terminated had a net fair value of $(3) million and a weighted average life of 3.6 years. Net losses of $1.3 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.3 years.

The following table presents the effect of hedging derivative instruments on the Company’s Unaudited Condensed Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Three Months Ended September 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$771,245	$32,975

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(136)
Recognized on derivatives	—	9,369
Recognized on hedged items	—	(8,999)
Net income (expense) recognized on fair value hedges	$—	$234

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(295)	$(254)
Net income (expense) recognized on cash flow hedges	$(295)	$(254)

Three Months Ended September 30, 2018
Total amounts presented in the unaudited condensed consolidated statements of income	$751,470	$37,131

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$243
Recognized on derivatives	—	(13,181)
Recognized on hedged items	—	12,920
Net income (expense) recognized on fair value hedges	$—	$(18)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(13,782)	$(251)
Net income (expense) recognized on cash flow hedges	$(13,782)	$(251)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Nine Months Ended September 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$2,359,500	$104,901

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(4,192)
Recognized on derivatives	—	76,315
Recognized on hedged items	—	(72,510)
Net income (expense) recognized on fair value hedges	$—	$(387)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(2,765)	$(584)
Net income (expense) recognized on cash flow hedges	$(2,765)	$(584)

Nine Months Ended September 30, 2018
Total amounts presented in the unaudited condensed consolidated statements of income	$2,126,411	$93,799

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$3,529
Recognized on derivatives	—	(63,679)
Recognized on hedged items	—	60,472
Net income (expense) recognized on fair value hedges	$—	$322

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(35,839)	$(1,048)
Net income (expense) recognized on cash flow hedges	$(35,839)	$(1,048)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets in fair value hedging relationships.

	September 30, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,481,608	$45,962	$2,430
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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2019	2018	2019	2018
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$14	$195	$(1,365)	$400
Interest rate contracts:
Interest rate lock commitments	Mortgage banking income	191	(475)	2,026	(281)
Option contracts related to mortgage servicing rights	Mortgage banking income	285	—	1,313	(38)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	530	708	481	553
Interest rate contracts for customers	Corporate and correspondent investment sales	7,398	8,639	13,490	28,559
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(2,187)	(4,945)	(7,196)	(20,550)
Written equity option related to equity-linked CDs	Other expense	1,942	4,539	6,469	18,641
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	13,787	5,333	15,484	23,717
Spot contracts related to commercial loans	Other income	(1,263)	(2,649)	(1,065)	(3,768)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	4,085	3,514	11,547	11,811
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

Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At September 30, 2019, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $445 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at September 30, 2019, have credit risk of $30 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, there were no nonperforming derivative positions classified as nontrading.
As of September 30, 2019 and December 31, 2018, the Company had recorded the right to reclaim cash collateral of $110 million and $97 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $40 million and $22 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2019, was $54 million for which the Company has collateral requirements of $52 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2019, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2018, was $24 million for which the Company had collateral requirements of $23 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2018, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2019
Derivative financial assets:
Subject to a master netting arrangement	$75,652	$—	$75,652	$—	$32,770	$42,882
Not subject to a master netting arrangement	414,520	—	414,520	—	—	414,520
Total derivative financial assets	$490,172	$—	$490,172	$—	$32,770	$457,402

Derivative financial liabilities:
Subject to a master netting arrangement	$111,107	$—	$111,107	$—	$109,616	$1,491
Not subject to a master netting arrangement	47,642	—	47,642	—	—	47,642
Total derivative financial liabilities	$158,749	$—	$158,749	$—	$109,616	$49,133

December 31, 2018
Derivative financial assets:
Subject to a master netting arrangement	$82,168	$—	$82,168	$—	$18,932	$63,236
Not subject to a master netting arrangement	120,559	—	120,559	—	—	120,559
Total derivative financial assets	$202,727	$—	$202,727	$—	$18,932	$183,795

Derivative financial liabilities:
Subject to a master netting arrangement	$99,579	$—	$99,579	$—	$96,917	$2,662
Not subject to a master netting arrangement	97,155	—	97,155	—	—	97,155
Total derivative financial liabilities	$196,734	$—	$196,734	$—	$96,917	$99,817

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2019
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$2,576,433	$2,446,653	$129,780	$129,780	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$2,564,074	$2,446,653	$117,421	$117,421	$—	$—

December 31, 2018
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$246,844	$136,897	$109,947	$109,947	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$239,172	$136,897	$102,275	$102,275	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
September 30, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$776,238	$978,287	$110,048	$664,750	$2,529,323
Mortgage-backed securities	—	—	34,751	—	34,751
Total	$776,238	$978,287	$144,799	$664,750	$2,564,074

December 31, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$190,650	$—	$—	$—	$190,650
Mortgage-backed securities	—	—	48,522	—	48,522
Total	$190,650	$—	$48,522	$—	$239,172
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At September 30, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $2.7 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was

$2.6 billion. At December 31, 2018, the fair value of collateral received related to securities purchased under agreements to resell was $251 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $247 million.
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

	September 30, 2019
	Finance	Operating	Total
	(In Thousands)
Right-of-use asset	$8,897	$276,169	$285,066
Lease liability balance	12,747	317,929	330,676
The table below presents information about the Company's total lease costs which include amounts recognized on the Company’s Unaudited Condensed Consolidated Statements of Income during the period.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In Thousands)
Interest on lease liabilities	$150	$463
Amortization of right-of-use assets	331	992
Finance lease cost	481	1,455
Operating lease cost	12,949	38,753
Variable lease cost	5,372	13,817
Sublease income	(2,137)	(5,689)
Total lease cost	$16,665	$48,336

The table below presents supplemental cash flow information arising from lease transactions and noncash information on lease liabilities arising from obtaining right-of-use assets.

Nine Months Ended September 30,
2019
(In Thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$40,751
Operating cash flows from finance leases	463
Financing cash flows from finance leases	1,181
Right-of-use assets obtained in exchange for lease obligations
Operating leases	29,901
Finance leases	—
The weighted-average remaining lease term and discount rates at September 30, 2019 were as follows:

	Finance	Operating	Total
Weighted-average remaining lease term	8.6 years	9.9 years	9.9 years
Weighted-average discount rate	4.7%	3.3%	3.4%
The following table provides the annual undiscounted future minimum payments under finance and noncanceable operating leases at September 30, 2019:

	Finance	Operating	Total
	(In Thousands)
Remainder of 2019	$553	$13,857	$14,410
2020	2,233	54,540	56,773
2021	2,143	50,448	52,591
2022	1,923	45,444	47,367
2023	1,501	39,568	41,069
2024	1,410	30,732	32,142
Thereafter	5,696	137,660	143,356
Total	$15,459	$372,249	$387,708
At September 30, 2019 the Company had no additional operating or finance leases that had not yet commenced that would create significant rights and obligations for the Company as a lessee.
The table below presents a reconciliation of the undiscounted cash flows to the finance lease liabilities and operating lease liabilities.

	September 30, 2019
	Finance	Operating	Total
	(In Thousands)
Total undiscounted lease liability	$15,459	$372,249	$387,708
Less: imputed interest	2,712	54,320	57,032
Total discounted lease liability	$12,747	$317,929	$330,676

(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	September 30, 2019	December 31, 2018
	(In Thousands)
Commitments to extend credit	$27,374,025	$28,827,897
Standby and commercial letters of credit	988,247	1,249,205
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At September 30, 2019 and December 31, 2018, the recorded amount of these deferred fees was $7 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2019, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $988 million. At September 30, 2019 and December 31, 2018, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $64 million and $66 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both September 30, 2019 and December 31, 2018, the amount of potential recourse was $19 million of which the Company had reserved $793 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At September 30, 2019 and December 31, 2018, the Company had $1.3 million and $1.2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
Legal and Regulatory Proceedings
In the ordinary course of business, the Company is subject to legal proceedings, including claims, litigation, investigations and administrative proceedings, all of which are considered incidental to the normal conduct of business. The Company believes it has substantial defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to defend itself vigorously. Set forth below are descriptions of certain of the Company’s significant legal proceedings.

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

In March 2015, the Bank was named as a defendant in a lawsuit filed in the United States District Court for the Southern District of Texas, Lomix Limited Partnership, et al. v. BBVA USA, wherein the plaintiffs (who are the borrower and guarantors of the underlying loan) allege that the Bank wrongfully sold their loan to a third party, and wrongfully disclosed the guarantors’ personal financial information in connection with the sale of the loan. The plaintiffs seek unspecified monetary relief. On February 28, 2019, the Court granted partial summary judgment in favor of BBVA USA, leaving only a nominal claim for damages. The plaintiffs disclaimed nominal damages and the Court entered a final judgment in favor of BBVA USA.  Plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals on April 5, 2019, but later withdrew the appeal on or about August 26, 2019, prompting the appellate court to dismiss the matter on that same date.

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

In December 2016, the Bank was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Robert Hossfeld, individually and on behalf of all others similarly situated v. BBVA USA, alleging violations of the Telephone Consumer Protection Act in the context of customer satisfaction survey calls to the cell phones of individuals who have not given, or who have withdrawn, consent to receive calls on their cell phones. The plaintiffs seek unspecified monetary relief. The parties reached a settlement on November 6, 2018, and the Court entered a Preliminary Approval of Settlement Order on February 19, 2019. The Court entered its Order and Final Judgment approving the settlement on September 12, 2019.

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

In March 2018, the Company and BSI were named as defendants in a putative class action lawsuit filed in the United States District Court for the Southern District of New York, In re Mexican Government Bonds Antitrust Litigation, alleging that the defendant financial institutions engaged in collusion with respect to the purchase and sale of Mexican government bonds. Five substantially similar lawsuits were filed and consolidated with the original lawsuit. The plaintiffs seek injunctive and unspecified monetary relief. On September 30, 2019, the Court issued an Opinion and Order dismissing plaintiffs’ claims for failure to state a claim, while granting plaintiffs an opportunity to explain why the Court should grant leave to amend plaintiff's complaint. On October 21, 2019 plaintiffs filed a letter stating they intend to move for leave to amend. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At September 30, 2019, the Company had accrued legal reserves in the amount of $24 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $87 million. This estimated range of reasonably possible losses is based on information available at September 30, 2019. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.

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
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$118,767	$118,767	$—	$—
State and political subdivisions	401	—	401	—
Interest rate contracts	415,139	—	415,139	—
Foreign exchange contracts	29,693	—	29,693	—
Total trading account assets	564,000	118,767	445,233	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	3,168,501	2,600,606	567,895	—
Mortgage-backed securities	1,485,825	—	1,485,825	—
Collateralized mortgage obligations	2,957,461	—	2,957,461	—
States and political subdivisions	803	—	803	—
Total debt securities available for sale	7,612,590	2,600,606	5,011,984	—
Loans held for sale	134,314	—	134,314	—
Derivative assets:
Interest rate contracts	34,764	234	30,492	4,038
Equity contracts	6,989	—	6,989	—
Foreign exchange contracts	3,587	—	3,587	—
Total derivative assets	45,340	234	41,068	4,038
Other assets:
Equity securities	23,522	23,522	—	—
MSR	37,265	—	—	37,265
SBIC	120,248	—	—	120,248
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$45	$45	$—	$—
Interest rate contracts	114,662	—	114,662	—
Foreign exchange contracts	27,447	—	27,447	—
Total trading account liabilities	142,154	45	142,109	—
Derivative liabilities:
Interest rate contracts	4,024	—	4,024	—
Equity contracts	5,966	—	5,966	—
Foreign exchange contracts	1,156	—	1,156	—
Total derivative liabilities	11,146	—	11,146	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
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

There were no transfers between Levels 1 or 2 of the fair value hierarchy for the three and nine months ended September 30, 2019 and 2018. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.
The following tables reconcile the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, June 30, 2018	$2,610	$54,276	$41,513
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(475)	(558)	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	1,209
Issuances	—	1,594	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2018	$2,135	$55,312	$42,722
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2018	$(475)	$(558)	$—

Balance, June 30, 2019	$3,847	$41,966	$102,065
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	191	(6,301)	10,239
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	7,944
Issuances	—	1,600	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2019	$4,038	$37,265	$120,248
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2019	$191	$(6,301)	$10,239

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2017	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(281)	449	(6,673)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	4,353
Issuances	—	5,266	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2018	$2,135	$55,312	$42,722
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2018	$(281)	$449	$(6,673)

Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	2,026	(18,579)	24,310
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	15,864
Issuances	—	4,305	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2019	$4,038	$37,265	$120,248
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2019	$2,026	$(18,579)	$24,310

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2019 and 2018, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$1,036	$—	$—	$1,036	$—	$(113)
Impaired loans (1)	6,270	—	—	6,270	(69,615)	(113,140)
OREO	18,931	—	—	18,931	(1,169)	(3,928)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$3,955	$—	$—	$3,955	$(283)	$(592)
Impaired loans (1)	11,875	—	—	11,875	(17,225)	(28,666)
OREO	18,706	—	—	18,706	(1,322)	(2,407)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
The following is a description of the methodologies applied for valuing these assets:
Debt securities held to maturity – Nonrecurring fair value adjustments on debt securities held to maturity reflect impairment write-downs which the Company believes are other than temporary. For analyzing these securities, the Company has retained a third-party valuation firm. Impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages using security-specific collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions such as current default rates, prepayment rates, and loss severities. The Company develops these assumptions through the use of market data published by third-party sources in addition to historical analysis which includes actual delinquency and default information through the current period. The expected cash flows are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. As the fair value assessments are derived using a discounted cash flow modeling approach and include at least one significant unobservable input, the nonrecurring fair value adjustments are classified as Level 3.
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
The tables below present information about the significant unobservable inputs for material assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring and nonrecurring basis.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	September 30, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$4,038	Discounted cash flow	Closing ratios (pull-through)	8.8% - 99.9% (64.6%)
			Cap grids	0.2% - 2.3% (0.9%)
Other assets - MSRs	37,265	Discounted cash flow	Option adjusted spread	6.0% - 9.0% (6.4%)
			Constant prepayment rate or life speed	0.0% - 89.7% (17.4%)
			Cost to service	$65 - $4,000 ($90)
Other assets - SBIC investments	120,248	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$1,036	Discounted cash flow	Prepayment rate	9.9%
			Default rate	6.0%
			Loss severity	61.9%
Impaired loans	6,270	Appraised value	Appraised value	0.0% - 70.0% (11.8%)
OREO	18,931	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$2,012	Discounted cash flow	Closing ratios (pull-through)	15.0% - 99.6% (61.5%)
			Cap grids	0.5% - 3.1% (1.0%)
Other assets - MSRs	51,539	Discounted cash flow	Option adjusted spread	6.3% - 8.5% (6.5%)
			Constant prepayment rate or life speed	0.0% - 43.6% (9.6%)
			Cost to service	$65 - $4,000 ($84)
Other assets - SBIC investments	80,074	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$4,380	Discounted cash flow	Prepayment rate	8.4%
			Default rate	9.4%
			Loss severity	83.5%
Impaired loans	57,968	Appraised value	Appraised value	0.0% - 70.0% (14.6%)
OREO	16,869	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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

Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,473,599	$6,473,599	$6,473,599	$—	$—
Debt securities held to maturity	6,334,634	6,514,496	1,348,822	4,421,416	744,258
Loans, net	62,378,380	60,545,039	—	—	60,545,039
Liabilities:
Deposits	$73,569,442	$73,602,165	$—	$73,602,165	$—
FHLB and other borrowings	3,709,949	3,732,704	—	3,732,704	—
Federal funds purchased and securities sold under agreements to repurchase	117,421	117,421	—	117,421	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,332,626	$3,332,626	$3,332,626	$—	$—
Debt securities held to maturity	2,885,613	2,925,420	—	2,106,510	818,910
Loans, net	64,301,312	61,186,996	—	—	61,186,996
Liabilities:
Deposits	$72,167,987	$72,175,418	$—	$72,175,418	$—
FHLB and other borrowings	3,987,590	3,935,945	—	3,935,945	—
Federal funds purchased and securities sold under agreements to repurchase	102,275	102,275	—	102,275	—
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
At both September 30, 2019 and December 31, 2018, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $887 thousand and $(47) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended September 30, 2019 and 2018, respectively. Net gains (losses) of $1.6 million and $(420) thousand resulting from changes in fair value of these loans were recorded in noninterest income during the nine months ended September 30, 2019 and 2018, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $530 thousand and $708 thousand for the three months ended September 30, 2019 and 2018, respectively, and $481 thousand and $553 thousand for the nine months ended September 30, 2019 and 2018, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
September 30, 2019
Residential mortgage loans held for sale	$134,314	$130,043	$4,271
December 31, 2018
Residential mortgage loans held for sale	$68,766	$66,052	$2,714

(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended September 30,
	2019			2018
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from debt securities available for sale	$42,553	$10,089	$32,464	$(40,831)	$(9,642)	$(31,189)
Less: reclassification adjustment for net gains on sale of debt securities in net income	21,003	4,980	16,023	—	—	—
Net change in unrealized gains (losses) on debt securities available for sale	21,550	5,109	16,441	(40,831)	(9,642)	(31,189)
Change in unamortized net holding losses on debt securities held to maturity	2,915	692	2,223	2,604	615	1,989
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	—	—	—
Less: non-credit related impairment on debt securities held to maturity	—	—	—	135	32	103
Change in unamortized non-credit related impairment on debt securities held to maturity	229	54	175	271	63	208
Net change in unamortized holding gains on debt securities held to maturity	3,144	746	2,398	2,740	646	2,094
Unrealized holding gains arising during period from cash flow hedge instruments	44,121	10,459	33,662	15,187	4,191	10,996
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income (loss)	$68,815	$16,314	$52,501	$(22,904)	$(4,805)	$(18,099)

	Nine Months Ended September 30,
	2019			2018
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period from debt securities available for sale	$222,660	$52,792	$169,868	$(139,236)	$(32,916)	$(106,320)
Less: reclassification adjustment for net gains on sale of debt securities in net income	29,961	7,104	22,857	—	—	—
Net change in unrealized gains (losses) on debt securities available for sale	192,699	45,688	147,011	(139,236)	(32,916)	(106,320)
Change in unamortized net holding losses on debt securities held to maturity	7,741	1,836	5,905	8,538	2,016	6,522
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	—	(39,904)	(9,417)	(30,487)
Less: non-credit related impairment on debt securities held to maturity	108	26	82	397	94	303
Change in unamortized non-credit related impairment on debt securities held to maturity	885	210	675	815	192	623
Net change in unamortized holding gains (losses) on debt securities held to maturity	8,518	2,020	6,498	(30,948)	(7,303)	(23,645)
Unrealized holding gains arising during period from cash flow hedge instruments	172,571	40,906	131,665	26,894	7,554	19,340
Change in defined benefit plans	4,089	970	3,119	(4,425)	(1,046)	(3,379)
Other comprehensive income (loss)	$377,877	$89,584	$288,293	$(147,715)	$(33,711)	$(114,004)

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
	$(132,834)	$(24,765)	$(34,228)	$(5,591)	$(197,418)
Other comprehensive loss before reclassifications	(136,807)	(8,838)	—	(303)	(145,948)
Amounts reclassified from accumulated other comprehensive income (loss)	6,522	28,178	(3,379)	623	31,944
Net current period other comprehensive (loss) income	(130,285)	19,340	(3,379)	320	(114,004)
Balance, September 30, 2018	$(263,119)	$(5,425)	$(37,607)	$(5,271)	$(311,422)

Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income (loss) before reclassifications	169,868	129,110	—	(82)	298,896
Amounts reclassified from accumulated other comprehensive income (loss)	(16,952)	2,555	3,119	675	(10,603)
Net current period other comprehensive income	152,916	131,665	3,119	593	288,293
Balance, September 30, 2019	$(31,361)	$136,800	$(33,727)	$(5,703)	$66,009

(1)	Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Basis of Presentation, for additional information.

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statements of Income Caption
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$21,003	$—	$29,961	$—	Investment securities gains, net
	(2,915)	(2,604)	(7,741)	(8,538)	Interest on debt securities held to maturity
	18,088	(2,604)	22,220	(8,538)
	(4,288)	615	(5,268)	2,016	Income tax (expense) benefit
	$13,800	$(1,989)	$16,952	$(6,522)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(295)	$(13,782)	$(2,765)	$(35,839)	Interest and fees on loans
	(254)	(251)	(584)	(1,048)	Interest on FHLB and other borrowings
	(549)	(14,033)	(3,349)	(36,887)
	130	3,314	794	8,709	Income tax benefit
	$(419)	$(10,719)	$(2,555)	$(28,178)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(4,089)	$4,425	(2)
	—	—	970	(1,046)	Income tax benefit (expense)
	$—	$—	$(3,119)	$3,379	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(229)	$(271)	$(885)	$(815)	Interest on debt securities held to maturity
	54	63	210	192	Income tax benefit
	$(175)	$(208)	$(675)	$(623)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, in the Notes to the December 31, 2018, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$686,126	$387,311
Net income taxes paid	94,033	121,156
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$25,067	$17,249
Transfer of available for sale debt securities to held to maturity debt securities	—	1,017,275
Transfer of loans to loans held for sale	1,196,883	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Cash and cash equivalents	$6,473,599	$3,526,911
Restricted cash in other assets	165,584	142,690
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$6,639,183	$3,669,601
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended September 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$280,377	$316,978	$26,647	$(40,912)	$57,951	$641,041
Allocated provision for loan losses	33,653	69,885	13,955	491	22,645	140,629
Noninterest income	67,001	127,109	58,961	24,882	43,366	321,319
Noninterest expense	172,879	309,074	39,311	5,009	72,614	598,887
Net income (loss) before income tax expense (benefit)	140,846	65,128	32,342	(21,530)	6,058	222,844
Income tax expense (benefit)	29,578	13,677	6,792	(4,521)	(5,627)	39,899
Net income (loss)	111,268	51,451	25,550	(17,009)	11,685	182,945
Less: net income attributable to noncontrolling interests	87	—	—	400	27	514
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$111,181	$51,451	$25,550	$(17,409)	$11,658	$182,431
Average assets	$39,756,495	$19,110,008	$7,855,727	$19,898,446	$8,321,780	$94,942,456

	Three Months Ended September 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$342,790	$378,064	$48,591	$(24,882)	$(86,277)	$658,286
Allocated provision (credit) for loan losses	37,897	61,060	(15,807)	(553)	12,367	94,964
Noninterest income	63,874	115,821	32,223	5,235	41,306	258,459
Noninterest expense	173,121	293,720	43,379	7,109	88,181	605,510
Net income (loss) before income tax expense (benefit)	195,646	139,105	53,242	(26,203)	(145,519)	216,271
Income tax expense (benefit)	41,086	29,212	11,181	(5,503)	(34,220)	41,756
Net income (loss)	154,560	109,893	42,061	(20,700)	(111,299)	174,515
Less: net income attributable to noncontrolling interests	24	—	—	405	(3)	426
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$154,536	$109,893	$42,061	$(21,105)	$(111,296)	$174,089
Average assets	$39,016,626	$18,839,497	$8,311,665	$16,257,647	$7,693,233	$90,118,668

	Nine Months Ended September 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$878,854	$1,000,057	$92,895	$(79,718)	$91,791	$1,983,879
Allocated provision (credit) for loan losses	169,770	229,561	39,210	(147)	39,545	477,939
Noninterest income	195,224	363,187	147,865	40,027	117,057	863,360
Noninterest expense	525,797	914,767	118,373	15,013	205,224	1,779,174
Net income (loss) before income tax expense (benefit)	378,511	218,916	83,177	(54,557)	(35,921)	590,126
Income tax expense (benefit)	79,487	45,972	17,467	(11,457)	(25,455)	106,014
Net income (loss)	299,024	172,944	65,710	(43,100)	(10,466)	484,112
Less: net income attributable to noncontrolling interests	349	—	—	1,207	113	1,669
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$298,675	$172,944	$65,710	$(44,307)	$(10,579)	$482,443
Average assets	$39,886,487	$19,145,739	$7,770,444	$18,713,337	$8,284,884	$93,800,891

	Nine Months Ended September 30, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,003,541	$1,085,582	$144,509	$(56,237)	$(253,005)	$1,924,390
Allocated provision (credit) for loan losses	75,166	120,594	(45,630)	(1,063)	94,206	243,273
Noninterest income	188,012	340,317	122,204	17,133	118,637	786,303
Noninterest expense	506,149	871,560	119,763	17,912	232,584	1,747,968
Net income (loss) before income tax expense (benefit)	610,238	433,745	192,580	(55,953)	(461,158)	719,452
Income tax expense (benefit)	128,150	91,086	40,442	(11,750)	(96,079)	151,849
Net income (loss)	482,088	342,659	152,138	(44,203)	(365,079)	567,603
Less: net income attributable to noncontrolling interests	282	—	—	1,227	(27)	1,482
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$481,806	$342,659	$152,138	$(45,430)	$(365,052)	$566,121
Average assets	$38,332,544	$18,538,673	$8,346,850	$16,096,911	$7,667,498	$88,982,476
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

(13) Revenue from Contracts with Customers
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Three Months Ended September 30, 2019
Service charges on deposit accounts	$12,750	$50,700	$1,693	$—	$65,143
Card and merchant processing fees	9,698	36,806	—	3,881	50,385
Investment services sales fees	29,287	—	—	—	29,287
Money transfer income	—	—	—	26,020	26,020
Investment banking and advisory fees	—	—	28,324	—	28,324
Asset management fees	11,405	—	—	—	11,405
	63,140	87,506	30,017	29,901	210,564
Other revenues (1)	3,861	39,603	28,944	38,347	110,755
Total noninterest income	$67,001	$127,109	$58,961	$68,248	$321,319

Three Months Ended September 30, 2018
Service charges on deposit accounts	$11,911	$46,653	$1,761	$—	$60,325
Card and merchant processing fees	7,113	33,786	—	3,320	44,219
Investment services sales fees	28,286	—	—	—	28,286
Money transfer income	—	—	—	23,441	23,441
Investment banking and advisory fees	—	—	13,956	—	13,956
Asset management fees	11,143	—	—	—	11,143
	58,453	80,439	15,717	26,761	181,370
Other revenues (1)	5,421	35,382	16,506	19,780	77,089
Total noninterest income	$63,874	$115,821	$32,223	$46,541	$258,459

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.

	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury and Corporate Support and Other	Total
	(In Thousands)
Nine Months Ended September 30, 2019
Service charges on deposit accounts	$37,784	$143,002	$4,996	$—	$185,782
Card and merchant processing fees	27,158	108,302	—	11,282	146,742
Investment services sales fees	87,316	—	—	—	87,316
Money transfer income	—	—	—	73,273	73,273
Investment banking and advisory fees	—	—	67,939	—	67,939
Asset management fees	34,039	—	—	—	34,039
	186,297	251,304	72,935	84,555	595,091
Other revenues (1)	8,927	111,883	74,930	72,529	268,269
Total noninterest income	$195,224	$363,187	$147,865	$157,084	$863,360

Nine Months Ended September 30, 2018
Service charges on deposit accounts	$34,681	$135,277	$5,109	$—	$175,067
Card and merchant processing fees	21,220	97,090	—	9,635	127,945
Investment services sales fees	88,176	—	—	—	88,176
Money transfer income	—	—	—	68,049	68,049
Investment banking and advisory fees	—	—	62,398	—	62,398
Asset management fees	32,902	—	—	—	32,902
	176,979	232,367	67,507	77,684	554,537
Other revenues (1)	11,033	107,950	54,697	58,086	231,766
Total noninterest income	$188,012	$340,317	$122,204	$135,770	$786,303

(1)	Other revenues primarily relate to revenues not derived from contracts with customers.
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
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.6 billion and $4.1 billion as of September 30, 2019 and December 31, 2018, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	September 30, 2019	December 31, 2018
	(In Thousands)
Derivative contracts:
Fair value hedges	$17,447	$(24,839)
Cash flow hedges	51	174
Free-standing derivatives not designated as hedging instruments	(3,968)	23,378

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

	September 30, 2019	December 31, 2018
	(In Thousands)
Securities purchased under agreements to resell	$77,280	$109,947
Securities sold under agreements to repurchase	83,967	—
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2019. At both September 30, 2019 and December 31, 2018 there was no amount outstanding under the revolving note and cash subordination agreement. There was $24 thousand in interest expense related to these agreements for the three months ended September 30, 2019 and no interest expense for the three months ended September 30, 2018 and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $50 thousand and $232 thousand for the nine months ended September 30, 2019 and 2018, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $10.2 million and $8.6 million for the three months ended September 30, 2019 and 2018, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $9.4 million and $7.0 million for the three months ended September 30, 2019 and 2018, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $21.8 million and $33.9 million for the nine months ended September 30, 2019 and 2018, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $26.0 million and $22.5 million for the nine months ended September 30, 2019 and 2018, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both September 30, 2019 and December 31, 2018, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the nine months ended September 30, 2019 and 2018, the Company paid $13.8 million and $12.7 million, respectively, of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the nine months ended September 30, 2019, the Company transferred to loans held for sale and subsequently sold $1.2 billion of commercial loans to BBVA, S.A. New York Branch. The Company recognized a gain on the sale of these loans of $778 thousand.

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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended September 30, 2019 was $182.4 million compared to $174.1 million earned during the three months ended September 30, 2018. The Company’s results of operations for the three months ended September 30, 2019, reflected higher noninterest income and lower noninterest expense and income tax expense partially offset by higher provision for loan losses and lower net interest income.
Net interest income totaled $641.0 million for the three months ended September 30, 2019 compared to $658.3 million for the three months ended September 30, 2018. Net interest income for the three months ended September 30, 2019 was impacted by higher funding costs. The net interest margin for the three months ended September 30, 2019 was 3.07%, compared to 3.27% for the three months ended September 30, 2018.
The provision for loan losses was $140.6 million for the three months ended September 30, 2019 compared to $95.0 million for the three months ended September 30, 2018. The increase in provision for loan losses for the three months ended September 30, 2019 was driven by higher losses within the consumer direct loan portfolio as well as well as an increase in losses in the commercial, financial and agricultural loan portfolio.
Net charge-offs for the three months ended September 30, 2019 totaled $176.1 million compared to $79.6 million for the three months ended September 30, 2018. The increase in net charge-offs for the three months ended September 30, 2019 as compared to the corresponding period in 2018 was primarily driven by a $56.0 million increase in commercial, financial and agricultural net charge-offs, which includes a $40.0 million charge-off of one health care loan, and a $35.2 million increase in consumer direct net charge-offs.
Noninterest income increased to $321.3 million for the three months ended September 30, 2019 compared to $258.5 million for the three months ended September 30, 2018. The primary drivers of the increase in noninterest income were a $6.2 million increase in card and merchant processing, a $2.6 million increase in money transfer income, a $14.4 million increase in investment banking and advisory fees, a $21.0 million increase in investment securities gains, and a $13.0 million increase in other noninterest income due to a $10.2 million increase in the value of the SBIC investments and a $2.7 million increase in gain on sale of fixed assets.
Noninterest expense decreased $6.6 million to $598.9 million for the three months ended September 30, 2019 compared to $605.5 million for the three months ended September 30, 2018. The decrease was driven by a $15.0 million decrease in other noninterest expense primarily attributable to a decrease in FDIC insurance expense offset by a $2.4 million increase in salaries, benefits and commissions, a $4.5 million increase in professional services, and a $1.9 million increase in money transfer expense.
Income tax expense was $39.9 million for the three months ended September 30, 2019 compared to $41.8 million for the three months ended September 30, 2018. This resulted in an effective tax rate of 17.9% for the three months ended September 30, 2019 and 19.3% for three months ended September 30, 2018. The decrease in the tax rate was primarily driven by lower net income before taxes relative to permanent income tax differences for the three months ended September 30, 2019.
The Company's total assets at September 30, 2019 were $92.9 billion, an increase of $2.0 billion from December 31, 2018 levels. Total loans, excluding loans held for sale, were $63.3 billion at September 30, 2019, a decrease of $1.9 billion or 2.9% from year-end December 31, 2018 levels. The decrease in loans was primarily due to the sale of approximately $1.2 billion in commercial loans to BBVA, S.A. New York Branch. Deposits increased $1.4 billion or 1.9% compared to December 31, 2018.
Total shareholder's equity at September 30, 2019 was $14.1 billion, an increase of $589 million compared to December 31, 2018.
Capital and Regulatory
Under the Basel III transitional provisions, the Company's Tier1 and CET1 ratios were 13.24% and 12.89%, respectively, at September 30, 2019 compared to 12.33% and 12.00%, respectively, at December 31, 2018.
In October 2019, the federal banking agencies issued final rules that adjust the thresholds at which certain enhanced prudential standards and BASEL III capital and liquidity requirements apply to FBOs, including BBVA, and the U.S. IHCs of FBOs, including the Parent, pursuant to EGRRCPA. These rules establish risk-based categories for FBOs and their U.S. IHCs that determine whether and to what extent enhanced prudential standards and certain capital and liquidity requirements apply to FBOs and their U.S. IHCs. Once these rules are effective, BBVA and the Parent will be subject to less restrictive enhanced prudential standards and capital and liquidity requirements than under current regulations. In addition, in October 2019 the Federal Reserve Board and the FDIC issued a final rule that reduces or eliminates resolution planning requirements for institutions that fall into certain risk-based categories. Once this rule is effective, BBVA, the Company and the Bank will be subject to reduced resolution planning requirements. The Company is currently evaluating what effect these final rules will have on the Company, its subsidiaries, or these entities' activities, reporting of financial condition and/or results of operations.
In August and September 2019, the five regulatory agencies charged with implementing the Volcker Rule released final amendments to the Volcker Rule regulations that tailor the Volcker Rule's compliance requirements to the amount of a firm's trading activity, revise the definition of a trading account, clarify certain key provisions in the Volcker Rule, and simplify the information that covered entities are required to provide to regulatory agencies. The Company is of the view that the impact of the Volcker Rule and the amendments to the Volcker Rule is not material to its business operations.
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
The Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. In October 2019, the Federal Reserve Board finalized a rule formally amending its regulations to no longer require the Company to comply with the LCR rule once the amendment becomes effective. At September 30, 2019, the Company's LCR was 144% and was fully compliant with the LCR requirements.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $182.4 million and $174.1 million for the three months ended September 30, 2019 and 2018, respectively. The Company’s results of operations for the three months ended September 30, 2019, reflected higher noninterest income and lower noninterest expense and income tax expense offset by higher provision for loan losses and lower net interest income.
Consolidated net income attributable to the Company totaled $482.4 million and $566.1 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s results of operations for the nine months ended September 30, 2019, reflected higher net interest income and noninterest income and lower income tax expense offset by higher provision for loan losses and noninterest expense.
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
Three Months Ended September 30, 2019 and 2018
Net interest income totaled $641.0 million for the three months ended September 30, 2019 compared to $658.3 million for the three months ended September 30, 2018.
Net interest income on a fully taxable equivalent basis totaled $653.9 million for the three months ended September 30, 2019, a decrease of $17.5 million compared with $671.4 million for the three months ended September 30, 2018. The decrease in net interest income was primarily the result of an increase in interest expense on interest bearing deposits offset by increases in interest income on loans and investment securities.
Net interest margin was 3.07% for the three months ended September 30, 2019 compared to 3.27% for the three months ended September 30, 2018. The 20 basis point decrease in net interest margin was primarily driven by higher funding costs.
The fully taxable equivalent yield for the three months ended September 30, 2019, on the loan portfolio was 4.88% compared to 4.71% for the same period in 2018. The 17 basis point increase was primarily driven by the timing of the Federal Reserve Board's increase of benchmark rates in September and December of 2018 compared to the lowering of the benchmark rates in July and September of 2019.
The fully taxable equivalent yield on the investment securities portfolio was 2.20% for the three months ended September 30, 2019 compared to 2.04% for the three months ended September 30, 2018. The increase was a result of higher interest rates during the three months ended September 30, 2019 as compared to rates during the three months ended September 30, 2018 partially offset by higher levels of premium amortization as actual and expected prepayments have decreased.
The average rate paid on interest bearing deposits was 1.55% for the three months ended September 30, 2019 compared to 1.12% for the three months ended September 30, 2018 and reflects the impact of higher funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended September 30, 2019 was 3.39% compared to 3.34% for the corresponding period in 2018.
Nine Months Ended September 30, 2019 and 2018
Net interest income totaled $2.0 billion for the nine months ended September 30, 2019 compared to $1.9 billion for the nine months ended September 30, 2018.

Net interest income on a fully taxable equivalent basis totaled $2.0 billion for both the nine months ended September 30, 2019 and the nine months ended September 30, 2018.
Net interest margin was 3.24% for the nine months ended September 30, 2019 compared to 3.28% for the nine months ended September 30, 2018. The 4 basis point decrease in net interest margin was primarily driven by the impact of higher funding costs.
The fully taxable equivalent yield for the nine months ended September 30, 2019, for the loan portfolio was 4.97% compared to 4.57% for the same period in 2018. The 40 basis point increase was primarily driven by the impact of higher interest rates during the first half of 2019 as the Federal Reserve Board did not lower benchmark rates until July and September of 2019.
The fully taxable equivalent yield on the investment securities portfolio was 2.32% for the nine months ended September 30, 2019 compared to 2.06% for the nine months ended September 30, 2018. The 26 basis point increase was a result of higher interest rates for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
The average rate paid on interest bearing deposits was 1.51% for the nine months ended September 30, 2019 compared to 0.97% for the nine months ended September 30, 2018 and reflects the impact of higher interest rates offered on savings and money market products.
The average rate paid on FHLB and other borrowings for the nine months ended September 30, 2019 was 3.46% compared to 3.21% for the corresponding period in 2018. The 25 basis point increase was primarily driven by the impact of higher rate FHLB advances as well as the impact of the $600 million issuance of unsecured senior notes in August 2019.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$63,629,992	$782,948	4.88%	$64,316,342	$763,165	4.71%
Debt securities – AFS	7,987,642	36,051	1.79	11,416,609	53,201	1.85
Debt securities – HTM (tax exempt) (3)	620,542	5,674	3.63	755,150	6,885	3.62
Debt securities – HTM (taxable)	5,117,184	34,401	2.67	1,605,504	10,663	2.63
Total debt securities - HTM	5,737,726	40,075	2.77	2,360,654	17,548	2.95
Trading account securities (3)	125,468	487	1.54	122,919	833	2.69
Other (4) (5)	7,057,288	46,528	2.62	3,175,714	17,449	2.18
Total earning assets	84,538,116	906,089	4.25	81,392,238	852,196	4.15
Noninterest earning assets:
Cash and due from banks	822,866			510,217
Allowance for loan losses	(971,396)			(866,131)
Net unrealized (loss) gain on investment securities available for sale	(9,389)			(296,537)
Other noninterest earning assets	10,562,259			9,378,881
Total assets	$94,942,456			$90,118,668
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,870,753	25,179	1.13	$7,703,562	12,644	0.65
Savings and money market accounts	28,840,389	96,060	1.32	26,759,661	63,796	0.95
Certificates and other time deposits	14,529,036	82,740	2.26	14,909,612	63,458	1.69
Total interest bearing deposits	52,240,178	203,979	1.55	49,372,835	139,898	1.12
FHLB and other borrowings	3,860,727	32,975	3.39	4,412,717	37,131	3.34
Federal funds purchased and securities sold under agreements to repurchase (5)	1,401,320	15,137	4.29	172,277	3,169	7.30
Other short-term borrowings	13,348	72	2.14	77,413	579	2.97
Total interest bearing liabilities	57,515,573	252,163	1.74	54,035,242	180,777	1.33
Noninterest bearing deposits	20,754,143			20,990,763
Other noninterest bearing liabilities	2,615,801			1,758,494
Total liabilities	80,885,517			76,784,499
Shareholder’s equity	14,056,939			13,334,169
Total liabilities and shareholder’s equity	$94,942,456			$90,118,668
Net interest income/net interest spread		$653,926	2.51%		$671,419	2.82%
Net interest margin			3.07%			3.27%
Taxable equivalent adjustment		12,885			13,133
Net interest income		$641,041			$658,286

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$64,382,982	$2,395,043	4.97%	$63,247,623	$2,160,341	4.57%
Debt securities – AFS	8,957,354	134,698	2.01	11,458,832	163,598	1.91
Debt securities – HTM (tax exempt) (3)	636,007	17,268	3.63	814,394	20,921	3.43
Debt securities – HTM (taxable)	4,209,100	88,030	2.80	1,335,534	25,050	2.51
Total debt securities - HTM	4,845,107	105,298	2.91	2,149,928	45,971	2.86
Trading account securities (3)	96,936	1,627	2.24	131,618	2,508	2.55
Other (4) (5)	5,219,171	105,319	2.70	3,042,505	44,240	1.94
Total earning assets	83,501,550	2,741,985	4.39	80,030,506	2,416,658	4.04
Noninterest earning assets:
Cash and due from banks	979,764			605,800
Allowance for loan losses	(952,170)			(850,392)
Net unrealized (loss) gain on investment securities available for sale	(99,388)			(272,312)
Other noninterest earning assets	10,371,135			9,468,874
Total assets	$93,800,891			$88,982,476
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$8,954,456	72,061	1.08	$7,946,242	33,250	0.56
Savings and money market accounts	27,906,692	261,172	1.25	26,054,348	151,479	0.78
Certificates and other time deposits	15,360,243	255,578	2.22	14,560,787	168,839	1.55
Total interest bearing deposits	52,221,391	588,811	1.51	48,561,377	353,568	0.97
FHLB and other borrowings	4,057,769	104,901	3.46	3,903,295	93,799	3.21
Federal funds purchased and securities sold under agreements to repurchase (5)	763,681	24,886	4.36	100,045	5,104	6.82
Other short-term borrowings	16,235	368	3.03	69,242	1,490	2.88
Total interest bearing liabilities	57,059,076	718,966	1.68	52,633,959	453,961	1.15
Noninterest bearing deposits	20,409,910			21,282,629
Other noninterest bearing liabilities	2,503,845			1,850,856
Total liabilities	79,972,831			75,767,444
Shareholder’s equity	13,828,060			13,215,032
Total liabilities and shareholder’s equity	$93,800,891			$88,982,476
Net interest income/net interest spread		$2,023,019	2.71%		$1,962,697	2.89%
Net interest margin			3.24%			3.28%
Taxable equivalent adjustment		39,140			38,307
Net interest income		$1,983,879			$1,924,390

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio.
Three Months Ended September 30, 2019 and 2018
For the three months ended September 30, 2019, the Company recorded $140.6 million of provision for loan losses compared to $95.0 million for the three months ended September 30, 2018. The increase in provision for loan losses for the three months ended September 30, 2019 was primarily attributable to higher losses within the consumer direct loan portfolio as well as an increase in losses in the commercial, financial and agricultural loan portfolio during the three months ended September 30, 2019.
The Company recorded net charge-offs of $176.1 million during the three months ended September 30, 2019 compared to $79.6 million during the corresponding period in 2018. The increase in net charge-offs for the three months ended September 30, 2019, as compared to the corresponding period in 2018, was primarily driven by a $56.0 million increase in commercial, financial and agricultural net charge-offs, which includes a $40.0 million charge-off of one health care loan, and a $35.2 million increase in consumer direct net charge-offs.
Net charge-offs were 1.10% of average loans for the three months ended September 30, 2019 compared to 0.49% of average loans for the three months ended September 30, 2018.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Nine Months Ended September 30, 2019 and 2018
For the nine months ended September 30, 2019, the Company recorded $477.9 million of provision for loan losses compared to $243.3 million for the nine months ended September 30, 2018. The increase in provision for loan losses was primarily attributable to higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio during the nine months ended September 30, 2019.
The Company recorded net charge-offs of $421.0 million during the nine months ended September 30, 2019 compared to $210.6 million during the corresponding period in 2018. The increase in net charge-offs for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 was driven in part by an $87.7 million increase in commercial, financial and agricultural net charge-offs as well as a $91.0 million increase in consumer direct net charge-offs and an $11.0 million increase in consumer indirect net charge-offs.
Net charge-offs were 0.88% of average loans for the nine months ended September 30, 2019 compared to 0.45% of average loans for the nine months ended September 30, 2018.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Service charges on deposit accounts	$65,143	$60,325	$185,782	$175,067
Card and merchant processing fees	50,385	44,219	146,742	127,945
Investment services sales fees	29,287	28,286	87,316	88,176
Money transfer income	26,020	23,441	73,273	68,049
Investment banking and advisory fees	28,324	13,956	67,939	62,398
Asset management fees	11,405	11,143	34,039	32,902
Corporate and correspondent investment sales	11,799	12,490	24,298	40,901
Mortgage banking	8,204	6,717	19,011	23,078
Bank owned life insurance	3,508	4,597	12,895	13,187
Investment securities gains, net	21,003	—	29,961	—
Other	66,241	53,285	182,104	154,600
Total noninterest income	$321,319	$258,459	$863,360	$786,303
Three Months Ended September 30, 2019 and 2018
Noninterest income was $321.3 million for the three months ended September 30, 2019, compared to $258.5 million for the three months ended September 30, 2018. The increase in noninterest income was primarily driven by increases in card and merchant processing fees, money transfer income, investment banking and advisory fees, investment securities gains and other noninterest income.
Card and merchant processing fees represents income related to customers' utilization of their debt and credit cards, as well as interchange income and merchants' discounts. Income from card and merchant processing fees increased to $50.4 million for the three months ended September 30, 2019, compared to $44.2 million for the three months ended September 30, 2018. The primary contributor to this increase was a $5.3 million increase in interchange income related to growth in the number of accounts as well as an increase in current customers' spending volumes.
Money transfer income represents income from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Income from money transfer services increased to $26.0 million for the three months ended September 30, 2019, compared to $23.4 million for the three months ended September 30, 2018 driven by an increase in transaction volumes when compared to the same period in 2018.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees increased to $28.3 million for the three months ended September 30, 2019, compared to $14.0 million for the three months ended September 30, 2018. The primary driver of this increase was an increase in debt capital markets activity during the three months ended September 30, 2019 compared to the same period in 2018.
Investment securities gains, net were $21.0 million for the three months ended September 30, 2019. See, “—Debt Securities” for more information related to the debt securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMS and foreign exchange. Other noninterest income increased to $66.2 million for the three months ended September 30, 2019, compared to $53.3 million for the three months ended September 30, 2018, due to a $10.2 million increase in the value of the SBIC investments and a $2.7 million increase in gain on sale of fixed assets.

Nine Months Ended September 30, 2019 and 2018
Noninterest income was $863.4 million for the nine months ended September 30, 2019, compared to $786.3 million for the nine months ended September 30, 2018. The increase in noninterest income was primarily driven by increases in service charges on deposit accounts, card and merchant processing fees, money transfer income, investment banking and advisory fees, investment securities gains and other noninterest income partially offset by decreases in mortgage banking and corporate and correspondent investment sales.
Service charges on deposit accounts increased to $185.8 million for the nine months ended September 30, 2019, compared to $175.1 million for the nine months ended September 30, 2018 due primarily to continued customer account growth and increases in non-sufficient fund activity in 2019 when compared to 2018.
Income from card and merchant processing fees increased to $146.7 million for the nine months ended September 30, 2019, compared to $127.9 million for the nine months ended September 30, 2018, due to a $15.1 million increase in interchange income related to growth in the number of accounts. Additionally, merchant income and cash advance fees also increased $3.7 million in 2019 when compared to 2018.
Income from money transfer services increased to $73.3 million for the nine months ended September 30, 2019, compared to $68.0 million for the nine months ended September 30, 2018, driven by an increase in transaction volumes when compared to the same period in 2018.
Income from investment banking and advisory fees increased to $67.9 million for the nine months ended September 30, 2019, compared to $62.4 million for the nine months ended September 30, 2018. The increase was driven primarily by an increase in underwriting activity during the nine months ended September 30, 2019 compared to the same period in 2018.
Income from corporate and correspondent investment sales decreased to $24.3 million for the nine months ended September 30, 2019, compared to $40.9 million for the nine months ended September 30, 2018, primarily driven by a decline in customer interest rate and foreign exchange swap income due to a decrease in interest rate contract and foreign exchange sales as well as valuation adjustments on interest rate contracts for the nine months ended September 30, 2019 compared to the same period in 2018.
Mortgage banking for the nine months ended September 30, 2019 was $19.0 million, a decrease of $4.1 million compared to the nine months ended September 30, 2018. The decrease in mortgage banking income was driven by a decrease in the valuation related to MSRs due to a decline in interest rates during 2019 when compared to 2018.
Investment securities gains, net were $30.0 million for the nine months ended September 30, 2019. See, “—Debt Securities” for more information related to the debt securities sales.
Other noninterest income increased to $182.1 million for the nine months ended September 30, 2019, compared to $154.6 million for the nine months ended September 30, 2018, due in part to a $31.0 million increase in the value of the SBIC investments and an $8.8 million increase related to gains on the sale of fixed assets partially offset by a $10.3 million decrease in service and referral income with BBVA and its affiliates.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Salaries, benefits and commissions	$295,092	$292,679	$884,111	$868,971
Professional services	72,903	68,403	210,583	197,625
Equipment	63,908	63,739	191,940	190,759
Net occupancy	42,241	42,514	123,298	125,607
Money transfer expense	18,005	16,120	50,273	46,143
Total securities impairment	—	283	113	592
Other	106,738	121,772	318,856	318,271
Total noninterest expense	$598,887	$605,510	$1,779,174	$1,747,968
Three Months Ended September 30, 2019 and 2018
Noninterest expense was $598.9 million for the three months ended September 30, 2019, a decrease of $6.6 million compared to $605.5 million for the three months ended September 30, 2018. The decrease in noninterest expense was primarily driven by a decrease in other noninterest expense offset by increases in salaries, benefits and commissions, professional services, and money transfer expense.
Salaries, benefits and commissions expense increased to $295.1 million during the three months ended September 30, 2019, compared to $292.7 million for the three months ended September 30, 2018, related to increases in full time salaries due to annual merit increases and increases in deferred compensation plans as well as higher costs associated with benefits.
Professional services represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased $4.5 million during the three months ended September 30, 2019, to $72.9 million compared to $68.4 million for the corresponding period in 2018 due to a $1.7 million increase professional services paid to BBVA and a $1.6 million increase in bankcard fees.
Money transfer expense represents expense from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer expense increased to $18.0 million during the three months ended September 30, 2019, compared to $16.1 million for the corresponding period in 2018 due to an increase in transaction volumes.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased $15.0 million during the three months ended September 30, 2019, to $106.7 million compared to $121.8 million for the three months ended September 30, 2018 primarily attributable to a $17.1 million decrease in FDIC insurance expense.
Nine Months Ended September 30, 2019 and 2018
Noninterest expense increased $31.2 million to $1.8 billion for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Noninterest expense was impacted by increases in salaries, benefits and commissions, professional services and money transfer expense.
Salaries, benefits and commissions expense increased to $884.1 million during the nine months ended September 30, 2019, compared to $869.0 million for the nine months ended September 30, 2018, related to increases in full time salaries due to annual merit increases and increases in deferred compensation plans as well as higher costs associated with benefits.
Professional services increased $13.0 million during the nine months ended September 30, 2019, to $210.6 million compared to $197.6 million for the corresponding period in 2018 due to a $5.9 million increase in outsourcing and professional services paid to BBVA, a $3.1 million increase in services related to credit reporting, a $3.1 million increase in bankcard fees.
Money transfer expense increased to $50.3 million during the nine months ended September 30, 2019, compared to $46.1 million for the corresponding period in 2018 due to an increase in transaction volumes.
Income Tax Expense
Three Months Ended September 30, 2019 and 2018
The Company’s income tax expense totaled $39.9 million and $41.8 million for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate was 17.9% for the three months ended September 30, 2019 and 19.3% for the three months ended September 30, 2018. The decrease in the tax rate was primarily driven by lower net income before taxes relative to permanent income tax differences for the three months ended September 30, 2019.
Nine Months Ended September 30, 2019 and 2018
The Company’s income tax expense totaled $106.0 million and $151.8 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate was 18.0% for the nine months ended September 30, 2019 and 21.1% for the nine months ended September 30, 2018.The decrease in the tax rate was primarily driven by lower net income before taxes relative to permanent income tax differences for the nine months ended September 30, 2019. Additionally, the tax rate for the nine months ended September 30, 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $5.4 billion at September 30, 2019, compared to $2.1 billion December 31, 2018. The increase was primarily driven by a $3.0 billion increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
Trading account assets totaled $564 million at September 30, 2019, compared to $238 million December 31, 2018. The increase in trading account assets primarily related to increases in the fair value of interest rate derivative contracts for customers.
Debt Securities
At September 30, 2019, the securities portfolio included $7.6 billion in available for sale debt securities and $6.3 billion in held to maturity debt securities for a total debt securities portfolio of $13.9 billion, an increase of $80 million compared with December 31, 2018.
During the nine months ended September 30, 2019, the Company received proceeds of $2.4 billion related to the sale of U.S. Treasury securities and agency mortgage-backed securities classified as available for sale which resulted in a net gain of $30.0 million. The Company also purchased approximately $3.7 billion of U.S. Treasury securities, agency collateralized mortgage obligations and states and political subdivision securities that were classified as held to maturity.
The Company recognized $113 thousand and $592 thousand in OTTI charges during the nine months ended September 30, 2019 and 2018, respectively. While all securities are reviewed by the Company for OTTI, the securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations. Refer to Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further details.
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
The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	September 30, 2019	December 31, 2018
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,683,130	$26,562,319
Real estate – construction	2,005,347	1,997,537
Commercial real estate – mortgage	13,074,173	13,016,796
Total commercial loans	$39,762,650	$41,576,652
Consumer loans:
Residential real estate – mortgage	$13,503,327	$13,422,156
Equity lines of credit	2,618,112	2,747,217
Equity loans	263,444	298,614
Credit card	936,147	818,308
Consumer direct	2,388,358	2,553,588
Consumer indirect	3,848,533	3,770,019
Total consumer loans	$23,557,921	$23,609,902
Total loans	$63,320,571	$65,186,554
Loans held for sale	134,314	68,766
Total loans and loans held for sale	$63,454,885	$65,255,320
Loans and loans held for sale, net of unearned income, totaled $63.5 billion at September 30, 2019, a decrease of $1.8 billion from December 31, 2018. During the nine months ended September 30, 2019, the Company sold to BBVA, S.A. New York Branch approximately $1.2 billion of commercial loans.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets, totaled $757 million at September 30, 2019, a decrease of $84 million compared to $840 million at December 31, 2018. As a percentage of total loans and loans held for sale, foreclosed real estate and other repossessed assets, nonperforming assets were 1.19% at September 30, 2019 compared with 1.29% at December 31, 2018.
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

Table 5 Potential Problem Loans

	September 30, 2019	December 31, 2018
	(In Thousands)
Commercial, financial and agricultural	$317,556	$371,627
Real estate – construction	44,350	12,791
Commercial real estate – mortgage	106,695	74,737
	$468,601	$459,155

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	September 30, 2019	December 31, 2018
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$301,021	$400,389
Real estate – construction	1,616	2,851
Commercial real estate – mortgage	110,632	110,144
Residential real estate – mortgage	153,078	167,099
Equity lines of credit	36,879	37,702
Equity loans	8,728	10,939
Credit card	—	—
Consumer direct	7,348	4,528
Consumer indirect	33,940	17,834
Total nonaccrual loans	653,242	751,486
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$653,242	$751,486
Accruing TDRs: (1)
Commercial, financial and agricultural	$1,552	$18,926
Real estate – construction	76	116
Commercial real estate – mortgage	3,492	3,661
Residential real estate – mortgage	60,537	57,446
Equity lines of credit	—	—
Equity loans	24,789	26,768
Credit card	—	—
Consumer direct	7,360	2,684
Consumer indirect	—	—
Total Accruing TDRs	97,806	109,601
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$97,806	$109,601
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$11,179	$8,114
Real estate – construction	532	544
Commercial real estate – mortgage	2,375	2,420
Residential real estate – mortgage	4,778	5,927
Equity lines of credit	2,072	2,226
Equity loans	524	180
Credit card	20,037	17,011
Consumer direct	17,773	13,336
Consumer indirect	8,599	9,791
Total loans 90 days past due and accruing	67,869	59,549
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$67,869	$59,549
Foreclosed real estate	$17,381	$16,869
Other repossessed assets	$17,584	$12,031

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	September 30, 2019	December 31, 2018
	(In Thousands)
Nonaccrual loans	$653,242	$751,486
Loans 90 days or more past due and accruing (1)	67,869	59,549
TDRs 90 days or more past due and accruing	588	411
Nonperforming loans	721,699	811,446
Foreclosed real estate	17,381	16,869
Other repossessed assets	17,584	12,031
Total nonperforming assets	$756,664	$840,346

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	September 30, 2019	December 31, 2018
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.14%	1.24%
Nonperforming assets as a percentage of total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	1.19	1.29
Allowance for loan losses as a percentage of loans	1.49	1.36
Allowance for loan losses as a percentage of nonperforming loans (3)	130.55	109.09

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, foreclosed real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale.
Table 9 Rollforward of Nonaccrual Loans

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Balance at beginning of period,	$751,486	$658,865
Additions	584,569	534,328
Returns to accrual	(102,455)	(148,261)
Loan sales	—	(40,095)
Payments and paydowns	(120,898)	(124,435)
Transfers to foreclosed real estate	(21,171)	(15,677)
Charge-offs	(438,289)	(236,566)
Balance at end of period	$653,242	$628,159
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
The following table provides a rollforward of TDR activity, excluding loans held for sale.
Table 10 Rollforward of TDR Activity

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Balance at beginning period	$311,442	$285,606
New TDRs	75,069	138,281
Payments/Payoffs	(129,332)	(58,600)
Charge-offs	(41,749)	(5,821)
Transfers to foreclosed real estate	(2,153)	—
Balance at end of period	$213,277	$359,466
The Company’s aggregate recorded investment in impaired loans modified through TDRs was $213 million at September 30, 2019 compared to $311 million at December 31, 2018. Included in these amounts are $98 million at September 30, 2019 and $110 million at December 31, 2018 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $942 million at September 30, 2019, from $885 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.49% at September 30, 2019 compared to 1.36% at December 31, 2018. Nonperforming loans were $722 million at September 30, 2019 compared to $811 million at December 31, 2018. The allowance attributable to individually impaired loans was $129 million at September 30, 2019 compared to $107 million at December 31, 2018. The increase was driven primarily by updated impairment analyses. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loan.
Net charge-offs were 1.10% of average loans for the three months ended September 30, 2019 compared to 0.49% of average loans for the three months ended September 30, 2018. The increase in net charge-offs for the three months ended September 30, 2019, as compared to the corresponding period in 2018, was primarily driven by a $56.0 million increase in commercial, financial and agricultural net charge-offs, which includes a $40.0 million charge-off of one health care loan, and a $35.2 million increase in consumer direct net charge-offs.
Net charge-offs were 0.88% of average loans for the nine months ended September 30, 2019 compared to 0.45% of average loans for the nine months ended September 30, 2018. The increase in net charge-offs for the nine months ended September 30, 2019 as compared to the corresponding period in 2018 was driven in part by a $87.7 million increase in commercial, financial and agricultural net charge-offs as well as a $91.0 million increase in consumer direct net charge-offs and a $11.0 million increase in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Average loans outstanding during the period	$63,525,661	$64,249,540	$64,157,886	$63,189,287
Allowance for loan losses, beginning of period	$977,660	$860,000	$885,242	$842,760
Charge-offs:
Commercial, financial and agricultural	73,178	20,142	132,006	42,968
Real estate – construction	—	—	19	436
Commercial real estate – mortgage	2,270	2,328	2,388	2,781
Residential real estate – mortgage	2,692	3,192	6,337	7,798
Equity lines of credit	1,687	1,324	6,506	4,909
Equity loans	456	1,054	1,683	2,416
Credit card	18,317	11,721	53,425	34,937
Consumer direct	71,213	32,245	193,060	90,908
Consumer indirect	31,870	29,633	98,543	84,350
Total charge-offs	201,683	101,639	493,967	271,503
Recoveries:
Commercial, financial and agricultural	3,236	6,167	11,405	10,031
Real estate – construction	59	23	1,965	261
Commercial real estate – mortgage	20	293	104	6,137
Residential real estate – mortgage	1,412	1,102	2,605	2,770
Equity lines of credit	1,256	1,343	5,129	4,315
Equity loans	515	1,009	1,629	2,883
Credit card	1,919	2,035	5,348	4,078
Consumer direct	7,221	3,480	18,052	6,855
Consumer indirect	9,947	6,616	26,740	23,533
Total recoveries	25,585	22,068	72,977	60,863
Net charge-offs	176,098	79,571	420,990	210,640
Total provision for loan losses	140,629	94,964	477,939	243,273
Allowance for loan losses, end of period	$942,191	$875,393	$942,191	$875,393
Net charge-offs to average loans	1.10%	0.49%	0.88%	0.45%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of September 30, 2019 and December 31, 2018.
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

The commercial, financial and agricultural portfolio segment totaled $24.7 billion at September 30, 2019 compared to $26.6 billion at December 31, 2018. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	September 30, 2019				December 31, 2018 (1)
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$2,136,336	$25,496	$—	$—	$2,403,917	$68,891	$—	$3,922
Basic Materials	501,199	1,582	—	165	567,966	2,426	—	—
Capital Goods & Industrial Services	2,007,005	30,769	103	—	2,523,857	74,769	124	39
Construction & Construction Materials	742,692	49,537	—	—	732,838	19,971	—	—
Consumer	705,009	1,853	—	—	592,607	600	—	—
Healthcare	2,796,881	18,024	317	37	2,914,464	18,682	333	83
Energy	3,062,547	138,743	—	—	2,863,529	119,069	—	—
Financial Services	927,225	914	—	1,520	1,061,922	94	—	—
General Corporates	1,717,090	17,137	499	8,503	1,757,121	4,645	3	3,993
Institutions	3,188,413	425	—	—	3,349,248	474	—	—
Leisure and Consumer Services	2,706,091	8,036	344	—	2,597,598	22,544	—	10
Real Estate	1,450,000	230	—	—	1,533,206	248	—	—
Retail	500,874	1,513	245	954	573,658	29,751	—	67
Telecoms, Technology & Media	956,084	2,775	44	—	1,525,730	3,680	46	—
Transportation	944,594	3,987	—	—	1,000,564	34,545	—	—
Utilities	341,090	—	—	—	564,094	—	18,420	—
Total Commercial, Financial and Agricultural	$24,683,130	$301,021	$1,552	$11,179	$26,562,319	$400,389	$18,926	$8,114

(1)	December 31, 2018 data has been revised to conform to current period industry classifications, as the Company redefined industry classifications during the first quarter of 2019.
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.1 billion and $13.0 billion at September 30, 2019 and December 31, 2018, respectively, and real estate — construction loans totaled $2.0 billion at both September 30, 2019 and December 31, 2018.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	September 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$378,421	$5,459	$2,093	$—	$375,442	$5,507	$2,221	$237
Arizona	890,045	8,656	—	—	855,007	8,342	—	—
California	1,940,729	—	—	28	2,196,360	—	—	1,722
Colorado	590,703	5,970	—	—	533,481	6,036	—	—
Florida	1,238,530	11,207	37	—	1,086,443	18,030	66	—
New Mexico	111,959	4,084	—	—	157,473	3,769	121	14
Texas	3,662,882	59,774	511	2,347	3,911,128	41,707	382	447
Other	4,260,904	15,482	851	—	3,901,462	26,753	871	—
	$13,074,173	$110,632	$3,492	$2,375	$13,016,796	$110,144	$3,661	$2,420

Table 14 Real Estate – Construction

	September 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$67,027	$92	$—	$115	$64,758	$96	$—	$69
Arizona	198,756	—	—	—	181,143	—	—	—
California	245,712	—	—	—	253,416	—	—	—
Colorado	92,916	—	—	—	111,375	—	—	—
Florida	168,666	906	—	—	213,502	—	—	—
New Mexico	14,012	26	16	—	6,868	—	46	—
Texas	780,055	186	60	417	754,994	2,331	70	475
Other	438,203	406	—	—	411,481	424	—	—
	$2,005,347	$1,616	$76	$532	$1,997,537	$2,851	$116	$544
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
Residential real estate — mortgage loans totaled $13.5 billion at September 30, 2019 and $13.4 billion at December 31, 2018. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	September 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$925,575	$24,726	$11,303	$998	$944,556	$23,285	$11,677	$1,002
Arizona	1,369,479	12,217	10,898	530	1,334,736	12,572	8,415	217
California	3,375,734	19,088	3,718	—	3,252,592	15,898	3,910	—
Colorado	1,146,398	4,645	2,100	—	1,132,517	5,255	784	—
Florida	1,535,070	31,892	10,256	370	1,590,912	39,699	9,908	1,433
New Mexico	213,805	4,003	1,258	635	219,434	3,683	1,287	—
Texas	4,529,746	43,350	19,074	1,527	4,536,383	50,069	19,293	3,275
Other	407,520	13,157	1,930	718	411,026	16,638	2,172	—
	$13,503,327	$153,078	$60,537	$4,778	$13,422,156	$167,099	$57,446	$5,927
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	September 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$709,444	$101,475	$20,717	$3,135	$730,294	$113,560	$19,131	$4,803
621 – 680	1,098,070	22,450	11,432	106	1,146,999	20,877	14,168	301
681 – 720	1,753,448	11,175	10,263	—	1,725,819	11,471	9,031	451
Above 720	9,355,593	10,834	17,559	346	9,208,678	11,156	14,847	107
Unknown	586,772	7,144	566	1,191	610,366	10,035	269	265
	$13,503,327	$153,078	$60,537	$4,778	$13,422,156	$167,099	$57,446	$5,927

Equity lines of credit and equity loans totaled $2.9 billion at September 30, 2019 and $3.0 billion at December 31, 2018. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	September 30, 2019				December 31, 2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$460,925	$9,197	$7,640	$205	$498,839	$11,536	$8,062	$477
Arizona	324,590	6,368	3,595	29	348,763	6,409	4,005	221
California	411,798	2,148	190	49	426,179	3,358	267	402
Colorado	173,564	2,829	747	87	193,122	2,822	841	128
Florida	299,109	8,258	5,295	43	332,367	8,646	5,704	398
New Mexico	46,824	1,555	577	491	50,873	1,515	593	286
Texas	1,136,239	14,046	6,389	1,545	1,166,304	13,097	6,901	446
Other	28,507	1,206	356	147	29,384	1,258	395	48
	$2,881,556	$45,607	$24,789	$2,596	$3,045,831	$48,641	$26,768	$2,406

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	September 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$199,277	$24,867	$6,669	$2,228	$204,527	$26,747	$5,905	$1,923
621 – 680	344,851	10,498	7,306	173	376,248	9,548	9,126	254
681 – 720	493,624	6,448	4,345	195	537,568	8,014	3,908	106
Above 720	1,837,132	3,657	6,370	—	1,919,796	3,950	7,829	106
Unknown	6,672	137	99	—	7,692	382	—	17
	$2,881,556	$45,607	$24,789	$2,596	$3,045,831	$48,641	$26,768	$2,406
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at September 30, 2019 were $2.4 billion and $2.6 billion at December 31, 2018. Total credit cards at September 30, 2019 were $936 million and $818 million at December 31, 2018.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $3.8 billion at both September 30, 2019 and December 31, 2018.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	September 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$170,810	$3,524	$1,048	$7,073	$217,273	$3,870	$1,002	$12,197
621 – 680	467,052	1,966	981	6,371	531,466	257	387	178
681 – 720	557,928	1,246	3,626	2,632	596,889	147	1,295	311
Above 720	1,118,644	612	1,705	1,121	1,149,606	254	—	11
Unknown	73,924	—	—	576	58,354	—	—	639
	$2,388,358	$7,348	$7,360	$17,773	$2,553,588	$4,528	$2,684	$13,336
Table 20 Consumer Indirect

	September 30, 2019				December 31, 2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$758,852	$27,233	$—	$7,192	$865,702	$14,700	$—	$9,128
621 – 680	1,054,395	4,390	—	1,012	1,083,116	2,084	—	381
681 – 720	738,007	1,359	—	298	719,093	648	—	69
Above 720	1,295,021	958	—	97	1,099,289	402	—	213
Unknown	2,258	—	—	—	2,819	—	—	—
	$3,848,533	$33,940	$—	$8,599	$3,770,019	$17,834	$—	$9,791
Foreign Exposure
As of September 30, 2019, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

There were no changes in the Company's and the Bank's credit ratings during the three months ended September 30, 2019. The Company's and the Bank's credit ratings at September 30, 2019 were as follows:
Table 21 Credit Ratings

As of September 30, 2019
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
Deposits
Total deposits increased by $1.4 billion from December 31, 2018 to September 30, 2019. At September 30, 2019 and December 31, 2018, total deposits included $5.5 billion and $9.0 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	September 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$21,019,303	28.6%	$20,183,876	28.0%
Interest-bearing demand deposits	8,740,086	11.9	8,400,192	11.6
Savings and money market	29,873,962	40.6	27,877,124	38.6
Time deposits	13,936,091	18.9	15,706,795	21.8
Total deposits	$73,569,442	100.0%	$72,167,987	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at September 30, 2019
Federal funds purchased	$5,060	$998	1.75%	$—	—%
Securities sold under agreements to repurchase (1)	1,052,762	762,683	0.30	117,421	2.22
Other short-term borrowings	69,446	16,235	3.03	45	3.03
	$1,127,268	$779,916		$117,466
Balance at December 31, 2018
Federal funds purchased	$2,000	$82	2.50%	$—	—%
Securities sold under agreements to repurchase (1)	183,511	109,770	1.78	102,275	3.73
Other short-term borrowings	159,004	68,423	3.04	—	—
	$344,515	$178,275		$102,275

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
At September 30, 2019 and December 31, 2018, FHLB and other borrowings were $3.7 billion and $4.0 billion, respectively. In August 2019, the Bank issued under its Global Bank Note Program $600 million aggregate principal amount of its 2.5% unsecured senior notes due 2024.
For the nine months ended September 30, 2019, the Company had $4.4 billion of proceeds received from FHLB and other borrowings and repayments were approximately $4.8 billion.
Shareholder’s Equity
Total shareholder's equity was $14.1 billion at September 30, 2019, compared to $13.5 billion at December 31, 2018, an increase of $589 million. Shareholder's equity increased $482 million due to earnings attributable to the Company during the period, as well as a $288 million increase in accumulated other comprehensive income largely attributable to a decrease in unrealized losses on available for sale securities offset, in part, by the payment of preferred and common dividends totaling $184 million to its sole shareholder, BBVA.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at September 30, 2019, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at September 30, 2019.
Table 24 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
September 30, 2019
Rate Change
+ 200 basis points	5.03%
+ 100 basis points	2.78
- 100 basis points	(4.45)
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
Table 25 Economic Value of Equity

Estimated % Change in Economic Value of Equity
September 30, 2019
Rate Change
+ 300 basis points	(11.76)%
+ 200 basis points	(7.16)
+ 100 basis points	(2.77)
- 100 basis points	(0.07)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2019, the Company had derivative financial instruments outstanding with notional amounts of $52.5 billion. The estimated net fair value of open contracts was in an asset position of $331 million at September 30, 2019. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at September 30, 2019 or December 31, 2018 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
On August 27, 2019, the Bank issued under its Global Bank Note Program $600 million aggregate principal amount of its 2.50% unsecured senior notes due 2024.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
The Federal Reserve Board will no longer take action to require the Company to comply with the Federal Reserve Board’s LCR rule until it formally amends its regulations to implement the EGRRCPA. In October 2019, the Federal Reserve Board finalized a rule formally amending its regulations to no longer require the Company to comply with the LCR rule once the amendment becomes effective. At September 30, 2019, the Company's LCR was 144% and was fully compliant with the LCR requirements. However, should the Company's cash position or investment mix change in the future, the Company's ability to meet the LCR requirement may be impacted.

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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at September 30, 2019 and December 31, 2018.
Table 26 Capital Ratios

	September 30, 2019	December 31, 2018
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,792,958	$8,457,585
Tier 1 Capital	9,027,158	8,691,785
Total Capital	10,495,530	10,216,625
Ratios:
CET1 Risk-based Capital Ratio	12.89%	12.00%
Tier 1 Risk-based Capital Ratio	13.24	12.33
Total Risk-based Capital Ratio	15.39	14.49
Leverage Ratio	10.03	10.03
At September 30, 2019, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

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
The Spanish judicial authorities are investigating the activities of the company Centro Exclusivo de Negocios y Transacciones, S.L. (Cenyt). Such investigation includes the provision of services by Cenyt to BBVA. On July 29, 2019, BBVA was named as an official suspect (investigado) in a criminal judicial investigation (Preliminary Proceeding No. 96/2017 - Piece No. 9, Central Investigating Court No. 6 of the National High Court) for possible breaches of law related to bribery, revelation of secrets and corruption in connection with BBVA’s relationship with Cenyt. Certain current and former officers, directors and employees of the BBVA Group have also been named as official suspects in connection with this investigation. BBVA has been and continues to proactively collaborate with the Spanish judicial authorities, including sharing with the courts information from its on-going forensic investigation regarding its relationship with Cenyt. BBVA is currently not able to publicly disclose such information due to the legal requirement not to interfere with the judicial investigation. The criminal judicial proceeding is at a preliminary stage and is currently subject to a secrecy order. Therefore, it is not possible at this time to predict the scope or duration of such proceeding or any related proceeding or its or their possible outcomes or implications for the BBVA Group, including any fines, damages or harm to the BBVA Group’s reputation caused thereby. This matter or any similar matters arising across the BBVA Group could damage the Company’s reputation and adversely affect the confidence of the Company’s clients, rating agencies, regulators, bondholders and other parties and could have an adverse effect on the Company’s business, financial condition and operating results.

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
Legacy contractual obligations related to counter indemnities. BBVA made a payment of $642 to Bank Melli on July 11, 2019, due to outstanding commissions on the counterindemnity executed on October 16, 2018. Such counterindemnity was issued in April 2000 and has been regularly reported until its execution in 2018.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended September 30, 2019, from embassy-related activity, which include fees and/or commissions, did not exceed $297. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: November 5, 2019	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer