Form 10-K
period 2019-12-31
BBVA USA Bancshares, Inc.
filed 2020-02-28
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 20, 2020, the registrant had 222,963,891 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter.
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

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	BBVA USA
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
CAPM	Capital Asset Pricing Model
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act
CD	Certificate of Deposit or time deposit
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CET1 Risk-Based Capital Ratio	Ratio of CET1 to risk-weighted assets
Company	BBVA USA Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
CRA	Community Reinvestment Act
CRD-IV	Capital Requirements Directive IV
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	United States Department of Treasury Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority

Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
FTP	Funds transfer pricing
GLBA	Gramm-Leach-Bliley Act
G-SIB	Globally systemically important bank
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBOs	Foreign Banking Organizations with $50 billion or more in U.S. assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LTV	Loan to Value
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	United States Department of Treasury Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA USA Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
Preferred Stock	Class B Preferred Stock
PD	Probability of default
REIT	Real Estate Investment Trust
Repurchase Agreement	Securities sold under agreements to repurchase
Reverse Repurchase Agreement	Securities purchased under agreements to resell
SAB 118	Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Simple	Simple Finance Technology Corp
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
Tailoring Rules
Rules adopted by the Federal Reserve Board on October 10, 2019 that adjust the thresholds at which certain enhanced prudential standards apply to bank holding companies and rules adopted jointly by the Federal Reserve Board, OCC and FDIC that adjust the thresholds at which certain capital and liquidity requirements apply to bank holding companies.

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
Overview
The Parent is a financial holding company that conducts its business operations primarily through its commercial banking subsidiary, BBVA USA, which is an Alabama banking corporation headquartered in Birmingham, Alabama. The Parent was organized in 2007 as a Texas corporation. In April, BBVA announced that it was moving to unify its brand globally. As part of this re-branding, the Bank will transition away from the use of the BBVA Compass name and be re-branded as BBVA. As part of this re-branding, effective June 10, 2019, the Parent amended its Certificate of Formation to change its legal name from BBVA Compass Bancshares, Inc. to BBVA USA Bancshares, Inc.
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
The Parent also owns BSI, a registered broker-dealer that engages in investment banking and institutional sales of fixed income securities.
Through BBVA Transfer Holdings, Inc., the Company engages in money transfer services and related activities, including money transmission and foreign exchange services.
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
Banking Operations
At December 31, 2019, the Company, through the Bank, operated 641 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	89
Arizona	63
California	61
Colorado	37
Florida	44
New Mexico	17
Texas	330
Total	641

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
The Company also operates loan production offices in Atlanta, Georgia; Miami, Orlando, West Palm Beach, Sarasota, and Tampa, Florida; Chicago, Illinois; New York, New York; Baltimore, Maryland; Fresno, Irvine, Los Angeles, Oakland, Ontario, Sacramento, San Diego and San Jose, California; and Charlotte and Raleigh, North Carolina.
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. In terms of geographic distribution, approximately 53% of the Company’s total deposits and 51% of its branches are located in Texas, while Alabama represents approximately 22% of the Company’s total deposits. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt region, and specifically in the states in which the Company conducts business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.
One key indicator of economic health is the unemployment rate. During 2019, the U.S. unemployment rate improved slightly from 3.9% for December 2018 to 3.5% in December 2019. The following table provides a comparison of unemployment rates as of December 2019 and 2018 for the states in which the Company has a retail branch presence.

	Unemployment Rate*
State	December 2019	December 2018	Change
Alabama	2.7%	3.8%	(1.1)
Arizona	4.6%	4.9%	(0.3)
California	3.9%	4.1%	(0.2)
Colorado	2.5%	3.6%	(1.1)
Florida	3.0%	3.3%	(0.3)
New Mexico	4.7%	5.0%	(0.3)
Texas	3.5%	3.7%	(0.2)
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2019
A key driver of the improvement in the unemployment rate has been continued strength in nonfarm payroll growth. The following table provides a comparison of nonfarm payroll at December 2019 to December 2018.

	Nonfarm Payroll*
	December 2019	December 2018	Change
State	(In Thousands)
Alabama	2,112.9	2,066.6	46.3
Arizona	3,019.0	2,934.6	84.4
California	17,761.1	17,449.8	311.3
Colorado	2,821.5	2,765.8	55.7
Florida	9,204.0	8,989.9	214.1
New Mexico	866.3	851.5	14.8
Texas	13,055.2	12,711.0	344.2
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2019

Combined, the seven-state Sunbelt region in which the Company operates accounted for approximately 50% of the total increase in nonfarm payroll in the U.S. in 2019. The largest year-over-year increases nationally occurred in California, Florida and Texas, with Texas accounting for 16% of the total increase in total nonfarm payroll in 2019.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. After 2008, the national real estate market experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular declined significantly more than real estate values in the United States as a whole. Recent data suggests that the housing market throughout the United States continues to strengthen and home prices have recaptured most of the value lost during the economic downturn. The following table presents changes in home prices since the end of 2007 and changes in home prices during 2019 for the states in which the Company operates. During 2019 home prices increased equal to or higher than the national average in all of the states in which the Company operates a retail branch network except California and Colorado. Additionally, home prices were above 2007 levels in all states.

	Percentage Change in	Percentage Change in
State	Home Prices since 2007*	Home Prices during 2019*
Alabama	12.2%	5.0%
Arizona	7.9%	4.7%
California	18.4%	2.6%
Colorado	66.2%	3.7%
Florida	9.4%	4.6%
New Mexico	4.6%	5.2%
Texas	57.6%	4.3%
U.S. National Average	20.3%	4.0%
* Source: Home price data from FHFA House price index through the third quarter of 2019
Segment Information
The Company is organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The lines of business results include certain overhead allocations and intercompany transactions. At December 31, 2019, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.
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

The Treasury segment’s primary function is to manage the liquidity and funding position of the Company, the interest rate sensitivity of the Company's balance sheet and the investment securities portfolio.
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2019, 2018 and 2017, see Note 21, Segment Information, in the Notes to the Consolidated Financial Statements.
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
The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2019, the last date such information is available from the FDIC:
Table 1 Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2nd
Arizona	6th
California	28th
Colorado	14th
Florida	21st
New Mexico	11th
Texas	4th
*Source: SNL Financial
Employees
At December 31, 2019, the Company had approximately 10,560 full-time equivalent employees.
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
General
The Parent is registered as a bank holding company with the Federal Reserve Board under the Bank Holding Company Act and based upon the Parent's election to become a financial holding company, has the additional powers of a financial holding company. Bank holding companies are subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act. In addition, the Alabama Banking Department regulates holding companies, like the Parent, that own Alabama-chartered banks, like the Bank, under the bank holding company laws of the State of Alabama. The Company is subject to primary regulation and examination by the Federal Reserve Board, through the Federal Reserve Bank of Atlanta, and by the Alabama Banking Department. The Bank is subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve Board and the Alabama Banking Department, govern almost all aspects of the operations of the Company and the Bank. The Company and the Bank are also subject to supervision and regulation by the CFPB. Various federal and state bodies regulate and supervise the Company's non-bank subsidiaries including its brokerage, investment advisory, insurance agency, money transfer, and processing operations. These include, but are not limited to, the SEC, FINRA, federal and state banking regulators and various state regulators of insurance, money transfer and brokerage activities.
The legislative, regulatory and supervisory framework governing the financial services sector has significantly changed since the financial crisis, as well as in response to other factors, such as technological and market changes. Moreover, the intensity of supervisory and regulatory scrutiny and regulatory enforcement and fines have also increased across the banking and financial services sector.
In May 2018 the United States Congress passed, and President Trump signed into law, the EGRRCPA. Among other regulatory changes, the EGRRCPA amends various sections of the Dodd-Frank Act, including section 165, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies. The EGRRCPA’s increased asset thresholds took effect immediately for bank holding companies with total consolidated assets less than $100 billion, with the exception of risk committee requirements, which now apply to publicly-traded bank holding companies with $50 billion or more of consolidated assets. Bank holding companies with consolidated assets between $100 billion and $250 billion were subject to the enhanced prudential standards that applied to them before enactment of EGRRCPA until December 31, 2019, when the Tailoring Rules became effective, as described in detail below.
In October 2019, the federal banking agencies issued the Tailoring Rules, which adjust the thresholds at which certain enhanced prudential standards and capital and liquidity requirements apply to FBOs, including BBVA, and the U.S. IHCs of FBOs, including the Company, pursuant to the EGRRCPA. These rules establish risk-based categories for FBOs and their U.S. IHCs that determine whether and to what extent enhanced prudential standards and certain capital and liquidity requirements apply to FBOs and their U.S. IHCs. BBVA is classified as a Category IV FBO as it has $100 billion in combined U.S. assets and the Company is not classified in any of the categories because it has less than $100 billion in total consolidated assets.
As a result, BBVA and the Company are now generally subject to less restrictive enhanced prudential standards and capital and liquidity requirements than under previously applicable regulations, as described in more detail in the relevant sections below. If in the future the Company has an average of $100 billion or more of total consolidated assets over the preceding four calendar quarters, it will become a Category IV U.S. IHC under the Tailoring Rules and certain enhanced prudential standards and capital and liquidity requirements will again apply to the Company and the Bank following any applicable phase-in or transition periods. The Company is currently evaluating what effect these final rules will have on the Company, its subsidiaries, or these entities’ activities, financial condition and/or results of operations.
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
As a financial holding company, the Parent is permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for bank holding companies that are not financial holding companies. In addition to the activities described above, financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including underwriting, dealing and making markets in securities and making merchant banking investments in non-financial companies. The Company and the Bank must each remain “well-capitalized” and “well-managed” in order for the Parent to maintain its status as a financial holding company. In addition, the Bank must maintain a CRA rating of at least “Satisfactory” for the Company to engage in the full range of activities permissible for financial holding companies.
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
Dividends
The Parent’s ability to declare and pay dividends is limited by federal banking law and Federal Reserve Board regulations and policy. The Federal Reserve Board has authority to prohibit bank holding companies from making capital distributions if they would be deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition.
The Parent is a legal entity separate and distinct from its subsidiaries, and the primary sources of funds for the Parent's interest and principal payments on its debt are cash on hand and dividends from its bank and non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank and its non-banking subsidiaries may pay. Under Alabama law, the Bank may not pay a dividend in excess of 90 percent of its net earnings until its surplus is equal to at least 20 percent of capital. The Bank is also required by Alabama law to seek the approval of the Alabama Superintendent of Banking prior to the payment of dividends if the total of all dividends declared by the Bank in any calendar year will exceed the total of (a) the Bank's net earnings for that year, plus (b) its retained net earnings for the preceding two years, less any required transfers to surplus. The statute defines net earnings as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state and local taxes. The Bank cannot, without approval from the Federal Reserve Board and the Alabama Superintendent of Banking, declare or pay a dividend to the Parent unless the Bank is able to satisfy the criteria discussed above.
The FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to the Company and its bank subsidiary require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. The ability of banks and bank holding companies to pay dividends and make other capital distribution also depends on their ability to maintain a sufficient capital conservation buffer under the U.S. Basel III capital framework.
The Parent's ability to pay dividends has also been subject to the Federal Reserve Board's review of the Company's periodic capital plan and supervisory stress tests of the Company conducted by the Federal Reserve Board as a part of its periodic CCAR process. As a result of the EGRRCPA and Tailoring Rules, however, the Company is no longer subject to CCAR or the Federal Reserve Board’s stress testing requirements, unless and until the Company becomes a Category IV U.S. IHC.
Enhanced Prudential Standards
Pursuant to Title I of the Dodd-Frank Act, certain bank holding companies are subject to enhanced prudential standards and early remediation requirements. As a result, the Company has been subject to more stringent standards, including liquidity and capital requirements, leverage limits, stress testing, resolution planning, and risk management standards, than those applicable to smaller institutions. Certain larger banking organizations are subject to additional enhanced prudential standards.
As discussed above, under the EGRRCPA and Tailoring Rules, the Company is now exempt from many enhanced prudential standards, with the exception of risk committee requirements and any requirements applicable to BBVA and its combined U.S. operations that affect the Company, including certain liquidity and risk management requirements. Under the Tailoring Rules, however, certain enhanced prudential standards would once again apply to the Company if it becomes a Category IV U.S. IHC under the Tailoring Rules.

Under the enhanced prudential standard applicable to Large FBOs, BBVA designated the Parent as its IHC. BBVA’s combined U.S. operations (including its U.S. branches, agencies and subsidiaries) are also subject to liquidity, risk management, stress testing, asset maintenance and other enhanced prudential standards, as modified by the Tailoring Rules.
Certain requirements of these enhanced prudential standards that are applicable to the Company and the combined U.S. operations of BBVA are discussed under the relevant topic areas below.
Capital
The Company and the Bank are subject to certain risk-based capital and leverage ratio requirements under the U.S. Basel III final rule. These quantitative calculations are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the Company’s operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications.
Under the U.S. Basel III final rule, the Company’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Company and the Bank:

•
CET1 Risk-Based Capital Ratio, represents the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and accumulated other comprehensive income. Under the U.S. Basel III final rule, the Company made a one-time election to filter certain accumulated other comprehensive income components, with the result that those components are not recognized in the Company’s CET1. In July 2019, the FDIC, the Federal Reserve Board and the OCC issued final rules that simplify the capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as simplify the recognition and calculation of minority interests that are includable in regulatory capital, for non-advanced approaches banking organizations, including the Company and the Bank as they have less then $250 billion in total assets. Banking organizations may adopt these changes beginning on January 1, 2020. In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of CECL on retained earnings over a period of three years.

•
Tier 1 Risk-Based Capital Ratio, represents the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments.

•
Total Risk-Based Capital Ratio, represents the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.

•	Tier 1 Leverage Ratio, represents the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).
The U.S. Basel III final rule also requires banking organizations to maintain a capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the capital conservation buffer was at its fully phased-in level of 2.5% throughout 2019.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The Federal Reserve Board has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III final rule. For purposes of the Federal Reserve Board’s

Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 8.0% or greater. If the Federal Reserve Board were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2019, would exceed such revised well-capitalized standard. The Federal Reserve Board may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile, and growth plans.
Capital Ratios as of December 31, 2019
The table below shows certain regulatory capital ratios for the Company and the Bank as of December 31, 2019 using the Transitional Basel III regulatory capital methodology applicable to the Company during 2019.
Table 2 Capital Ratios

	Regulatory Minimum for Company and Bank (1)	Minimum Ratio + Capital Conservation Buffer (2)	Well-Capitalized Minimum for the Bank	The Company	The Bank
CET 1 Risk-Based Capital Ratio	4.5%	7.0%	6.5%	12.49%	11.56%
Tier 1 Risk-Based Capital Ratio	6.0%	8.5%	8.0%	12.83%	11.56%
Total Risk-Based Capital Ratio	8.0%	10.5%	10.0%	14.98%	13.94%
Leverage Ratio	4.0%	N/A	5.0%	9.70%	8.98%
(1) Regulatory minimum requirements do not include the capital conservation buffer, which must be maintained in addition to meeting regulatory minimum requirements in order to avoid automatic restrictions on capital distributions and certain discretionary bonus payments.
(2) Reflects the fully phased-in capital conservation buffer of 2.5% applicable during 2019.
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
Single Counterparty Credit Limits
In June 2018, the Federal Reserve Board issued a final rule implementing single counterparty credit limits applicable to the combined U.S. operations of major FBOs and to certain large U.S. IHCs of FBOs. The rule imposes percentage limitations on a firm’s net credit exposures to individual counterparties (aggregated based on affiliation), generally as a percentage of the firm’s tier 1 capital. As a result of the Tailoring Rules, the Company will not be subject to the single counterparty credit limits rule unless and until it becomes a Category IV U.S. IHC. BBVA will be subject to single counterparty credit limits with respect to its combined U.S. operations starting in July 2020. However, under the Tailoring Rules, BBVA may elect to comply with home-country single counterparty credit limits instead of the Federal Reserve Board’s rule, and BBVA expects to make this election. If BBVA were to elect to comply with the Federal Reserve Board’s rule or if the Company were to become a Category IV U.S. IHC, the Federal Reserve Board’s single counterparty credit limits could adversely affect the Company’s financial position.
Periodic Capital Plans and Stress Testing
The Company has been required to submit periodic capital plans to the Federal Reserve Board and generally could pay dividends and make other capital distributions only in accordance with a capital plan as to which the Federal Reserve Board had not objected as part of the Federal Reserve Board’s annual CCAR process. In addition to capital planning requirements the Company and the Bank have been subject to stress testing requirements under the Federal Reserve Board’s enhanced prudential standards and the Dodd-Frank Act. The Company has been required to conduct periodic company-run stress tests and has been subject to periodic supervisory stress test conducted by the Federal Reserve Board.
On February 5, 2019, the Federal Reserve Board announced that certain less-complex U.S. bank holding companies and U.S. IHCs with less than $250 billion in total consolidated assets, including the Company, would not be subject to supervisory stress testing, company-run stress testing or the CCAR process for the 2019 capital plan and stress test cycle.
As a result of the Tailoring Rules, the Company and the Bank are no longer required to participate in the CCAR process and are no longer subject to the Federal Reserve Board’s stress testing requirements unless and until the Company becomes a Category IV U.S. IHC.
The Company remains subject to the requirement to develop and maintain a capital plan, and the board of directors (or designated subcommittee thereof) remain subject to the requirements to review and approve the capital plan.
Proposed Stress Buffer Requirements
On April 10, 2018, the Federal Reserve Board issued a proposal to integrate its capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The proposal, which would apply to the consolidated operations of U.S. IHCs would introduce a stress capital buffer and a stress leverage buffer, or stress buffer requirements, and related changes to the capital planning and stress testing processes.
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
The Federal Reserve Board's Vice Chairman for Supervision stated that the Federal Reserve Board hopes to finalize the proposed stress buffer requirements for the 2020 stress testing cycle, and that, while the Federal Reserve Board expects to finalize certain elements of those requirements as proposed, other elements of the proposal will be re-proposed and again subject to public comment.
As a result of the Tailoring Rules, the Company would not be subject to the stress buffer requirements as currently proposed, unless and until the Company becomes a Category IV U.S. IHC.
Deposit Insurance and Assessments
Deposits at the Bank are insured by the DIF as administered by the FDIC, up to the applicable limits established by law. The DIF is funded through assessments on banks, such as the Bank. Changes in the methodology used to calculate these assessments, resulting from the Dodd-Frank Act increased the assessments that the Bank is required to pay to the FDIC. In addition, in March 2016, the FDIC issued a final rule imposing a surcharge on the assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as the Bank, to raise the DIF's reserve ratio. These surcharges are no longer applicable effective October 1, 2018 as a result of the FDIC's reserve ratio exceeding 1.35%. The FDIC also collects Financing Corporation deposit assessments, which are calculated off of the assessment base established by the Dodd-Frank Act. The Bank pays the DIF assessment as well as the Financing Corporation assessments.
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
As of October 2019, the five regulatory agencies charged with implementing the Volcker Rule finalized amendments to the Volcker Rule. These amendments tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies.
In early 2020, the five federal agencies proposed additional amendments to the Volcker Rule related to the restrictions on ownership interests in and relationships with covered funds. The Company is of the view that the impact of the Volcker Rule, including the recent and proposed amendments to the Volcker Rule, is not material to its business operations.
Durbin Amendment's Rules Affecting Debit Card Interchange Fees
Under the Durbin Amendment the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.
Consumer Protection Regulations
Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers, and the Company is subject to supervision and regulation by the CFPB with respect to consumer protection laws. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

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
Resolution Plans for the Company and the Bank
BBVA is required to prepare and submit a resolution plan to the Federal Reserve Board and the FDIC, also referred to as a living will, which, in the event of material financial distress or failure, provides for the rapid and orderly liquidation of BBVA’s material U.S. operations under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. If the Federal Reserve Board and the FDIC jointly determine that

BBVA’s plan is not credible and BBVA fails to cure the deficiencies in a timely manner, then the Federal Reserve Board and the FDIC may jointly impose on BBVA, or on any of its subsidiaries, including the Company, more stringent capital, leverage or liquidity requirements or restrictions on growth, activities, or operations. The Bank must also submit to the FDIC a separate plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution.
BBVA filed its most recent resolution plan on December 20, 2018, and the Bank filed its most recent plan on June 29, 2018. In October 2019, the Federal Reserve Board and the FDIC issued a final rule that reduces or eliminates resolution planning requirements for institutions that fall into certain risk-based categories. As a result, BBVA will be required to submit a more streamlined resolution plan once every three years, with its next submission due in July 2022. In April 2019, the FDIC released an advanced notice of proposed rulemaking with respect to the FDIC’s bank resolution plan requirements that requested comments on how to better tailor bank resolution plans to a firm’s size, complexity, and risk profile. Until the FDIC’s revisions to its bank resolution plan requirement are finalized, no bank resolution plans will be required to be filed.
U.S. Liquidity Standards
The Federal Reserve Board evaluates the Company’s liquidity as part of the supervisory process. The Company has also been subject to the Federal Reserve Board’s LCR requirements, but as a result of the Tailoring Rules, the Company is no longer subject to the LCR and would not be subject to the proposed NSFR requirements unless and until the Company becomes a Category IV U.S. IHC.
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
Transactions with Affiliates and Insiders
A variety of legal limitations restrict the Bank from lending or otherwise supplying funds or in some cases transacting business with the Company or the Company's non-bank subsidiaries. The Bank is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board's Regulation W. Section 23A places limits on the amount of “covered transactions,” which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10 percent of a bank's capital and surplus for any one affiliate and 20 percent for all affiliates. Furthermore, within the foregoing limitations as to amount, certain covered transactions must meet specified collateral requirements ranging from 100 to 130 percent. Also, a bank is prohibited from purchasing low quality assets from any of its affiliates. Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions are viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements.
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
Community Reinvestment Act
The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank and the Company. In addition, the Bank must maintain a CRA rating of at least "Satisfactory" for the Company to engage in the full range of activities permissible for financial holding companies. Leaders of some federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and in December 2019, the OCC and FDIC issued a joint proposed rule that would amend the CRA regulatory framework. It is too early to tell whether and to what extent any changes will be made to applicable CRA requirements.
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

Privacy and Credit Reporting
The Federal Reserve Board, FDIC and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the Federal Reserve Board and the SEC, have increased their focus on cybersecurity through guidance, examinations and regulations.
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires disclosures to consumers regarding policies and procedures with respect to the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures.
States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act, which went into effect on January 1, 2020. The Company continues to assess the requirements of such laws and proposed legislation and their applicability to the Company. Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with the Company’s understanding.
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
Cybersecurity
In October 2016, the federal banking regulators issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including the Company and the Bank. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.
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
During the year ended December 31, 2019, the Company did not knowingly engage in activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under the specified executive orders.
Because the Company is controlled by BBVA, the Company's disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of BBVA and its consolidated subsidiaries that are not controlled by the Company. During the year ended December 31, 2019, the BBVA Group had the following activities, transactions and dealings requiring disclosure under Section 13(r) of the Exchange Act.
Legacy contractual obligations related to counter indemnities. BBVA made a payment of $642 to Bank Melli on July 11, 2019, due to outstanding commissions on the counterindemnity executed on October 16, 2018. Such counterindemnity was issued in April 2000 and has been regularly reported until its execution in 2018.
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the year ended December 31, 2019, from embassy-related activity, which include fees and/or commissions, did not exceed $2,225. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure.
Additional Information
The Company’s corporate headquarters are located at 2200 Post Oak Blvd., Houston, Texas, 77056, and the Company’s telephone number is (205) 297-3000. The Company maintains an Investor Relations website on the Internet at www.bbvausa.com. This reference to the Company's website is an inactive textual reference only, and is not a hyperlink. The contents of the Company's website shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.
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
At December 31, 2019, residential real estate loans totaled $13.5 billion, or 21.2% of the Company’s loan portfolio and commercial real estate loans totaled $13.9 billion, or 21.7% of the Company’s loan portfolio. Declining residential real estate prices have historically caused cyclically higher delinquencies and losses on residential mortgage loans and home equity lines of credit. These conditions have resulted in losses, write-downs and impairment charges in the Company's mortgage and other business units.
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
Effective liquidity management is essential for the operation of the Company’s business. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. The Company’s access to funding sources in amounts adequate to finance activities on terms that are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. The Company’s access to deposits may also be affected by the liquidity needs of the Company’s depositors. In particular, a majority of the Company’s liabilities during 2019 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of the Company’s assets were loans, which cannot be called or sold in the same time frame. Although the Company has historically been able to replace maturing deposits and advances as necessary, the Company might not be able to replace such funds in the future, especially if a large number of the Company’s depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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
Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, beginning in 2020, the FASB's Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326), will substantially change the accounting for credit losses under current U.S. GAAP standards. Under current U.S. GAAP standards, credit losses are not reflected in financial statements until it is probable that the credit loss has been incurred. Under this ASU, an entity will be required to reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. This ASU may have a negative impact on the Company's reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it would accelerate the recognition of estimated credit losses. In December 2018, the U.S. federal banking agencies finalized rules that permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule on retained earnings over a period of three years.
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
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including the Company and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity and data privacy legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data.

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
Government regulation and legislation subject the Company and other financial institutions to restrictions, oversight and/or costs that may have an impact on the Company’s business, financial condition or results of operations.
The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which the Company may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers and depositors and are not designed to protect security-holders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. In addition, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement may also be materially adverse to the Company and it's shareholder or may require the Company to expend significant time and resources to comply with such requirements.
The Company cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on the Company. Changes in regulation could affect the Company in a substantial way and could have an adverse effect on its business, financial condition and results of operations. In addition, legislation or regulatory reform could affect the behaviors of third parties that the Company deals with in the course of business, such as rating agencies, insurance companies and investors. The extent to which the Company can adjust its strategies to offset such adverse impacts also is not known at this time.
In addition, as a result of the Tailoring Rules, the Company and the Bank are now subject to less restrictive capital and liquidity requirements and enhanced prudential standards than in past years. If, however, the Company becomes a Category IV U.S. IHC under the Tailoring Rules, it will again be subject to certain additional capital and liquidity requirements and enhanced prudential standards that applied to the Company in past years.
The Company and the Bank are also regulated and supervised by the CFPB. The CFPB has promulgated many mortgage-related rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher-priced mortgages. The mortgage-related rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company and the Bank.
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
In February 2015, the Federal Reserve Board announced the results of its regularly scheduled examination covering 2011 and 2012 to determine the Bank’s compliance with the CRA. The CRA requires the Federal Reserve Board to evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. The Bank received a rating of “needs to improve." The Bank’s rating in this CRA examination resulted in restrictions on certain activities, including certain mergers and acquisitions and applications to open branches or certain other facilities. These restrictions were removed when the Bank received a “Satisfactory” CRA rating in its subsequent exam. The Bank received an "Outstanding" rating in its most recent CRA examination. The Bank must maintain a CRA rating of at least "Satisfactory" for the Company to engage in the full range of activities permissible for financial holding companies.
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
Expected Replacement of LIBOR may adversely affect the Company’s business.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional regulatory or other actions or reforms with respect to LIBOR may be enacted in the United Kingdom or elsewhere.
On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including SOFR, which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. The Alternative Reference Rates Committee is a group of private-market participants convened by the Federal Reserve and the Federal Reserve Bank of New York, with the objective of helping to ensure a transition from USD LIBOR to SOFR. Further, the Bank of England is publishing a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Central bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies and have plans to replace or reform existing benchmarks with those alternative reference rates.
In particular, any such transition, action or reform could:

•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products and transactions, including any LIBOR-linked securities such as the Company’s Series A Preferred Stock, Capital Securities, loans and derivatives that are included in our financial assets and liabilities;

•
Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products and transactions, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding securities, related hedging transactions, loans and derivatives;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•
Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of provisions in LIBOR based products and transactions such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, regarding any economic, legal, operational or other impact resulting from the fundamental differences between U.S. dollar LIBOR, or other LIBORs or other benchmarks that are being replaced or reformed, on the one hand, and the various alternative reference rates, on the other;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products and transactions to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.
Depending on several factors including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain benchmarks, including

U.S. dollar LIBOR. Other factors include the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
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
The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, as well as continued consolidation. The Company faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking, and may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. Some of the Company's competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect its profitability.
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
Since 2008, the Company has marketed the Company's products and services using the “BBVA Compass” brand name and logo. Effective June 10, 2019, the Parent amended its Certificate of Formation to change its legal name from BBVA Compass Bancshares, Inc. to BBVA USA Bancshares, Inc. During 2019, the Bank began the process of transitioning away from the use of the “BBVA Compass” name and rebranding as “BBVA.”

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
Spanish judicial authorities are investigating the activities of Centro Exclusivo de Negocios y Transacciones, S.L. (Cenyt). Such investigation includes the provision of services by Cenyt to BBVA. On July 29, 2019, BBVA was named as an investigated party (investigado) in a criminal judicial investigation (Preliminary Proceeding No. 96/2017 - Piece No. 9, Central Investigating Court No. 6 of the National High Court) for alleged facts which could represent the crimes of bribery, revelation of secrets and corruption. As of the date of this Annual Report on Form 10-K, no formal accusation against BBVA has been made. Certain current and former officers and employees of the BBVA Group, as well as former directors of BBVA, have also been named as investigated parties in connection with this investigation. BBVA has been and continues to be proactively collaborating with the Spanish judicial authorities, including sharing with the courts information from its on-going forensic investigation regarding its relationship with Cenyt. BBVA has also testified before the judge and prosecutors at the request of the Central Investigating Court No. 6 of the National High Court. On February 3, 2020, BBVA was notified by the Central Investigating Court No. 6 of the National High Court of the order lifting the secrecy of the proceedings. This criminal judicial proceeding is at a preliminary stage. Therefore, it is not possible at this time to predict the scope or duration of such proceeding or any related proceeding or its or their possible outcomes or implications for the Group, including any fines, damages or harm to the Group’s reputation caused thereby.
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
As of December 31, 2019, energy-related loan balances represented approximately 4.5 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which has had an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. If oil prices decline in a material way, the cash flows of the Bank’s customers in this industry could be adversely impacted which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations.
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
The U.S. Basel III final rule and provisions in the Dodd-Frank Act increased capital requirements for banking organizations such as the Company and the Bank. Consistent with the Basel Committee's Basel III capital framework, the U.S. Basel III final rule includes a minimum ratio of CET1 capital to risk weighted assets of 4.5 percent and a CET1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that applies to all U.S. banking organizations, including the Bank and the Company. Failure to maintain the capital conservation buffer would result in increasingly stringent restrictions on a banking organization's ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers.
The Company has also been required to submit a periodic capital plan to the Federal Reserve Board under the CCAR process, subject to Dodd-Frank Act stress testing requirements and additional liquidity requirements. As a result of the Tailoring Rules, however, the Company and the Bank are no longer subject to CCAR, Dodd-Frank Act stress testing and the LCR. If, however, the Company becomes a Category IV U.S. IHC under the Tailoring Rules, it will again be subject to certain modified forms of these requirements that applied to the Company in past years.
In addition, BBVA designated the Parent as its IHC to comply with the Federal Reserve Board's final rule to enhance its supervision and regulation of the U.S. operations of Large FBOs. The Company is subject to U.S. risk-based and leverage capital, liquidity, risk management, and other enhanced prudential standards on a consolidated basis under this rule, as amended by the Tailoring Rules. BBVA's combined U.S. operations (including its U.S. branches, agencies and subsidiaries) are also subject to certain enhanced prudential standards. These enhanced prudential standards could affect the Company’s operations.
Please refer to Item 1. Business - Supervision, Regulation and Other Factors for more information.
The Parent is a holding company and depends on its subsidiaries for liquidity in the form of dividends, distributions and other payments.
The Parent is a legal entity separate and distinct from its subsidiaries, including the Bank. The principal source of cash flow for the Parent is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank. Regulations of both the Federal Reserve Board and the State of Alabama affect the ability of the Bank to pay dividends and other distributions to the Company and to make loans to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on the Parent’s ability to receive dividends and distributions from its subsidiaries could have a material adverse effect on the Company’s liquidity and on its ability to pay dividends on common stock. For additional information regarding these limitations see Item 1. Business - Supervision, Regulation and Other Factors - Dividends.
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
The occurrence of catastrophic events such as hurricanes, tropical storms, tornadoes, terrorist attacks, disease pandemics and other large scale catastrophes could adversely affect the Company's consolidated financial condition or results of operations. The Company has operations and customers in the southern United States, which could be adversely impacted by hurricanes and other severe weather in those regions. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services it offers. The incidence and severity of catastrophes are inherently unpredictable. Although the Company carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce its earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on its financial condition and/or results of operations.
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

	2019	2018
	(In Thousands)
Quarter Ended:
March 31	$—	$—
June 30	170,000	110,000
September 30	—	—
December 31	312,000	145,000
Year	$482,000	$255,000

A discussion of dividend restrictions is provided in Item 1. Business - Overview - Supervision, Regulation, and Other Factors - Dividends and in Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements.
Recent Sales of Unregistered Securities
Not Applicable.

Item 6.	Selected Financial Data
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2019 through 2015, has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2019 through 2015. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Summary of Operations:
Interest income	$3,558,656	$3,265,274	$2,766,648	$2,530,459	$2,438,275
Interest expense	951,623	658,696	436,481	462,778	425,298
Net interest income	2,607,033	2,606,578	2,330,167	2,067,681	2,012,977
Provision for loan losses	597,444	365,420	287,693	302,589	193,638
Net interest income after provision for loan losses	2,009,589	2,241,158	2,042,474	1,765,092	1,819,339
Noninterest income	1,135,944	1,056,909	1,045,975	1,055,974	1,079,374
Noninterest expense, including goodwill impairment (1)	2,866,080	2,349,960	2,311,587	2,303,522	2,214,853
Net income before income tax expense	279,453	948,107	776,862	517,544	683,860
Income tax expense	126,046	184,678	316,076	146,021	176,502
Net income	153,407	763,429	460,786	371,523	507,358
Noncontrolling interest	2,332	1,981	2,005	2,010	2,228
Net income attributable to BBVA USA Bancshares, Inc.	$151,075	$761,448	$458,781	$369,513	$505,130

Summary of Balance Sheet:
Period-End Balances:
Debt securities	$14,032,351	$13,866,829	$13,265,725	$12,448,455	$11,845,573
Loans and loans held for sale	64,058,915	65,255,320	61,690,878	60,223,112	61,394,666
Allowance for loan losses	(920,993)	(885,242)	(842,760)	(838,293)	(762,673)
Total assets	93,603,347	90,947,174	87,320,579	87,079,953	90,068,538
Deposits	74,985,283	72,167,987	69,256,313	67,279,533	65,981,766
FHLB and other borrowings	3,690,044	3,987,590	3,959,930	3,001,551	5,438,620
Shareholder's equity	13,386,589	13,512,529	13,013,310	12,750,707	12,624,709
Average Balances:
Loans and loans held for sale	$64,275,473	$63,761,869	$60,419,711	$61,505,935	$60,176,687
Total assets	94,293,422	89,576,037	87,358,298	91,064,360	88,389,179
Deposits	73,007,106	70,149,887	66,627,368	67,904,564	63,538,900
FHLB and other borrowings	3,968,094	4,095,054	3,973,465	4,226,225	5,701,974
Shareholder's equity	13,894,163	13,266,930	13,035,797	12,818,572	12,368,866
Selected Ratios:
Return on average total assets	0.16%	0.85%	0.53%	0.41%	0.57%
Return on average total equity	1.10	5.75	3.53	2.90	4.10
Average equity to average assets	14.74	14.81	14.92	14.08	13.99

(1)	Noninterest expense for the years ended December 31, 2019, 2016 and 2015 includes goodwill impairment of $470.0 million, $59.9 million, $17.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2019, 2018 and 2017. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for 2019 was $151.1 million compared to $761.4 million earned during 2018. The Company's 2019 results reflected higher noninterest expense as a result of a $470 million goodwill impairment charge and higher provision for loan losses.
Net interest income was $2.6 billion in both 2019 and 2018. The net interest margin for 2019 was 3.17% compared to 3.30% for 2018. Net interest margin in 2019 was primarily impacted by higher funding costs.
The provision for loan losses was $597.4 million for 2019 compared to $365.4 million for 2018. The increase in provision for loan losses for 2019 was primarily driven by higher losses in the consumer direct loan portfolio as well as an increase in losses in the commercial, financial and agricultural loan portfolio. Net charge-offs for 2019 totaled $561.7 million compared to $322.9 million for 2018. The primary driver of the increase in net charge-offs was a $110.6 million increase in consumer direct net charge-offs as well as an $86.7 million increase in commercial, financial, and agricultural net charge-offs, $22.7 million increase in credit card net charge-offs, and a $14.5 million increase in consumer indirect net charge-offs.
Noninterest income was $1.1 billion for both 2019 and 2018, a slight increase of $79.0 million. The increase in noninterest income was driven by a $22.6 million increase in card and merchant processing fees, a $13.7 million increase in service charges on deposit accounts, a $7.5 million increase in money transfer income, a $6.0 million increase in investment banking and advisory fees and a $30.0 million increase in investment securities gains which were partially offset by $13.1 million decrease in corporate and correspondent investment sales.
Noninterest expense increased $516.1 million to $2.9 billion for 2019 compared to 2018. The increase in noninterest expense was primarily attributable to a $470.0 million goodwill impairment related to the Corporate and Investment Banking reporting unit. Also, contributing to the increase was a $27.1 million increase in salaries, benefits and commissions, a $15.8 million increase in professional services, a $6.1 million increase in money transfer expense, a $6.3 million increase in marketing, and a $45.9 million increase in other noninterest expense. Partially offsetting the increase was a $39.8 million decrease in FDIC insurance and an $8.8 million decrease in communications expense.
Income tax expense was $126.0 million for 2019 compared to $184.7 million for 2018. This resulted in an effective tax rate of 45.1% for 2019 and a 19.5% effective tax rate for 2018. The increase in the effective tax rate was primarily driven by lower net income combined with an unfavorable permanent difference related to goodwill impairment.
The Company's total assets at December 31, 2019 were $93.6 billion, an increase of $2.7 billion from December 31, 2018 levels. Total loans excluding loans held for sale were $63.9 billion at December 31, 2019, a decrease of $1.2 billion or 1.9% from December 31, 2018 levels. The decrease in loans was primarily due to the sale of approximately $1.1 billion in commercial loans to BBVA, S.A. New York Branch and loan production volumes.
Deposits increased $2.8 billion or 3.9% compared to December 31, 2018, driven by an increase in transaction accounts which increased 11.5%.
Total shareholder's equity at December 31, 2019 was $13.4 billion, a decrease of $126 million compared to December 31, 2018.

Capital
The Company's Tier 1 and CET1 ratios were 12.83% and 12.49%, respectively at December 31, 2019, compared to 12.33% and 12.00%, respectively at December 31, 2018, under the U.S. Basel III final rule.
For more information, see “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1. Business - Supervision, Regulation and Other Factors - Capital, and Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, and borrowings. As a holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at December 31, 2019 and 2018 without regulatory approval.
The Parent paid common dividends totaling $482.0 million to its sole shareholder, BBVA, during 2019.
As noted in Item 1. Business - Supervision, Regulation and Other Factors, the Company is no longer subject to the LCR as a result of the Tailoring Rules, but may become subject to the LCR again in the future if the Company becomes a Category IV U.S. IHC under the Tailoring Rules. At December 31, 2019, the Company's LCR was 145% and was fully compliant with the LCR requirements.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth. For more information, see below under “Liquidity Management” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, FHLB and Other Borrowings, Note 11, Shareholder's Equity, and Note 15, Commitments, Contingencies and Guarantees, in the Notes to the Consolidated Financial Statements.
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses and goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.
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
The impairment testing process conducted by the Company begins by assigning net assets and goodwill to each reporting unit. The Company then completes the impairment test by comparing the fair value of each reporting unit with the recorded book value of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The computation of the fair value estimate is based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculation could result in differences in the results of the impairment test. See “Goodwill” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Note 7, Goodwill, in the Notes to the Consolidated Financial Statements for a detailed discussion of the impairment testing process.
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
The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities, instead of a direct reduction of the amortized cost basis of the investment, as required under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance.
In November 2018, the FASB issued ASU 2018-19 and in April, May and November 2019, the FASB issued ASU 2019-04, ASU 2019-05, and ASU 2019-11 respectively, which made minor clarifications to the guidance in ASU 2016-13. The FASB has also established a Transition Resource Group for Credit Losses to evaluate implementation issues arising from the amended guidance and make recommendations to the FASB on which issues may warrant the issuance of additional clarifying guidance.

The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.  Early application of this ASU is permitted.  The Company will adopt this standard on January 1, 2020. Adoption will be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis.
The Company’s implementation process includes data sourcing and validation, loss model development, development of governance processes, development of a qualitative framework, documentation and governance surrounding economic forecast for credit loss purposes, evaluation of technical accounting topics, updates to allowance policies and methodology documentation, development of reporting processes and related internal controls, and overall operational readiness for adoption of the amended guidance, including parallel runs alongside the Company’s current allowance process.
The Company provides updates to senior management and the Audit Committee. These communications provide an update on the status of the implementation project plan and any identified risks.
The Company currently expects the allowance for credit losses to increase by 15-25% upon adoption given that the allowance will be required to cover the expected life of the loan portfolio upon adoption. The expected increase in the allowance for loan losses is largely attributable to the consumer portfolio, given the longer asset duration associated with many of these products. The expected impact is based on loan exposure balances and the Company’s internally developed macroeconomic forecast which projects a relatively stable macroeconomic environment over a four-year reasonable and supportable forecast period. After the forecast period, the Company reverts to longer historical loss experience, adjusted for prepayments, to estimate losses over the remaining life. The extent of this impact is still being evaluated and is subject to change based on continuing review of models and assumptions, refinement of the qualitative framework, resulting analytics, assumptions, methodologies and judgments that are continuing through the first quarter of 2020.
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
The impact of adoption of this ASU will be reflected as an adjustment to beginning retained earnings, net of income taxes. Federal banking regulatory agencies have provided relief for initial regulatory capital decreases at adoption by allowing the impact to be phased-in over a a three-year period with the impact of adoption completely recognized by the beginning of the fourth year.
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in this ASU modify the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on its fair value disclosures.
Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard will not have a material impact on the financial condition or results of operation of the Company.

Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $151.1 million, $761.4 million, and $458.8 million for 2019, 2018 and 2017, respectively. The Company's 2019 results reflected higher noninterest expense as a result of a $470 million goodwill impairment charge and higher provision for loan losses.
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
2019 compared to 2018
Net interest income totaled $2.6 billion in both 2019 and 2018. Net interest income on a fully taxable equivalent basis totaled $2.7 billion in both 2019 and 2018.
Net interest margin was 3.17% in 2019 compared to 3.30% in 2018. The 13 basis point decrease in net interest margin was primarily driven by higher funding costs.
The fully taxable equivalent yield for 2019 for the loan portfolio was 4.89% compared to 4.64% for the prior year. The 25 basis point increase was primarily driven by the impact of higher interest rates during the first half of 2019 as the Federal Reserve Board did not begin lowering benchmark rates until July 2019.
The fully taxable equivalent yield on the total investment securities portfolio was 2.30% for 2019, compared to 2.12% for the prior year. The 18 basis point increase was a result of higher interest rates partially offset by higher levels of premium amortization as actual and expected prepayments have increased.
The average rate paid on interest bearing deposits was 1.49% for 2019 compared to 1.06% for 2018 and reflects the impact of higher funding costs on interest bearing deposit offerings including savings and money market products.
The average rate on FHLB and other borrowings during 2019 was 3.43% compared to 3.18% for the prior year. The 25 basis point increase was primarily driven by the impact of the $600 million issuance of unsecured senior notes in August 2019 as well as the impact of the $1.2 billion issuance of unsecured senior notes in June 2018 .
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
Table 3 Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2019			December 31, 2018			December 31, 2017
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$64,275,473	$3,144,471	4.89%	$63,761,869	$2,960,170	4.64%	$60,419,711	$2,521,613	4.17%
Total debt securities – AFS	8,520,287	168,031	1.97	11,390,313	222,627	1.95	11,769,440	212,730	1.81
Debt securities – HTM (tax exempt) (3)	624,907	22,594	3.62	787,453	27,550	3.50	957,310	34,726	3.63
Debt securities – HTM (taxable)	4,656,678	126,911	2.73	1,511,284	39,797	2.63	163,162	4,402	2.70
Total debt securities - HTM	5,281,585	149,505	2.83	2,298,737	67,347	2.93	1,120,472	39,128	3.49
Trading account securities (3)	110,995	2,953	2.66	122,132	3,212	2.63	1,718,014	27,358	1.59
Other (4) (5)	5,726,895	145,234	2.54	2,947,283	63,580	2.16	2,830,723	52,354	1.85
Total earning assets	83,915,235	3,610,194	4.30	80,520,334	3,316,936	4.12	77,858,360	2,853,183	3.66
Noninterest earning assets:
Cash and due from banks	973,779			691,166			918,995
Allowance for loan losses	(950,306)			(859,475)			(840,359)
Net unrealized loss on investment securities available for sale	(76,200)			(282,517)			(113,297)
Other noninterest earning assets	10,430,914			9,506,529			9,534,599
Total assets	$94,293,422			$89,576,037			$87,358,298
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$9,048,948	95,709	1.06	$7,950,561	48,599	0.61	$7,858,504	27,206	0.35
Savings and money market accounts	28,546,260	354,286	1.24	26,247,253	224,009	0.85	24,924,647	107,106	0.43
Certificates and other time deposits	14,780,464	328,161	2.22	14,784,632	244,682	1.65	12,804,395	165,005	1.29
Total interest bearing deposits	52,375,672	778,156	1.49	48,982,446	517,290	1.06	45,587,546	299,317	0.66
FHLB and other borrowings	3,968,094	136,164	3.43	4,095,054	130,372	3.18	3,973,465	93,814	2.36
Federal funds purchased and securities sold under agreements to repurchase (5)	857,922	36,736	4.28	109,852	8,953	8.15	58,624	16,926	28.87
Other short-term borrowings	14,963	567	3.79	68,423	2,081	3.04	1,703,738	26,424	1.55
Total interest bearing liabilities	57,216,651	951,623	1.66	53,255,775	658,696	1.24	51,323,373	436,481	0.85
Noninterest bearing deposits	20,631,434			21,167,441			21,039,822
Other noninterest bearing liabilities	2,551,174			1,885,891			1,959,306
Total liabilities	80,399,259			76,309,107			74,322,501
Shareholder’s equity	13,894,163			13,266,930			13,035,797
Total liabilities and shareholder’s equity	$94,293,422			$89,576,037			$87,358,298
Net interest income/net interest spread		$2,658,571	2.64%		$2,658,240	2.88%		$2,416,702	2.81%
Net interest margin			3.17%			3.30%			3.10%
Taxable equivalent adjustment		51,538			51,662			86,535
Net interest income		$2,607,033			$2,606,578			$2,330,167

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, interest bearing deposits with the Federal Reserve and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 14, Securities Financing Activities.

Table 4 Volume and Yield/ Rate Variances (1)

	2019 compared to 2018			2018 compared to 2017
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Total loans	$24,011	$160,290	$184,301	$144,656	$293,901	$438,557
Total debt securities available for sale	(56,584)	1,988	(54,596)	(7,011)	16,908	9,897
Total debt securities held to maturity	84,510	(2,352)	82,158	35,400	(7,181)	28,219
Trading account securities	(296)	37	(259)	(35,145)	10,999	(24,146)
Other (2)	68,839	12,815	81,654	2,227	8,999	11,226
Total earning assets	$120,480	$172,778	$293,258	$140,127	$323,626	$463,753

Interest expense on:
Interest bearing demand deposits	$7,494	$39,616	$47,110	$323	$21,070	$21,393
Savings and money market accounts	21,062	109,215	130,277	5,969	110,934	116,903
Certificates and other time deposits	(69)	83,548	83,479	28,075	51,602	79,677
Total interest bearing deposits	28,487	232,379	260,866	34,367	183,606	217,973
FHLB and other borrowings	(4,132)	9,924	5,792	2,952	33,606	36,558
Federal funds purchased and securities sold under agreements to repurchase	33,917	(6,134)	27,783	8,962	(16,935)	(7,973)
Other short-term borrowings	(1,930)	416	(1,514)	(37,542)	13,199	(24,343)
Total interest bearing liabilities	56,342	236,585	292,927	8,739	213,476	222,215
Increase (decrease) in net interest income	$64,138	$(63,807)	$331	$131,388	$110,150	$241,538

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
2019 compared to 2018
Provision for loan losses was $597.4 million for 2019 compared to $365.4 million for 2018. The increase in provision for loan losses in 2019 was primarily attributable to higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio.
The Company recorded net charge-offs of $561.7 million during 2019 compared to $322.9 million during 2018. The increase was due to an $86.7 million increase in commercial, financial, and agricultural net charge-offs as well as a $110.6 million increase in consumer direct net charge-offs, a $22.7 million increase in credit card net charge-offs, and a $14.5 million increase in consumer indirect net charge-offs.
Net charge-offs were 0.88% of average loans for 2019 compared to 0.51% of average loans for 2018.
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
Noninterest Income
The following table presents the components of noninterest income.
Table 5 Noninterest Income

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Service charges on deposit accounts	$250,367	$236,673	$222,110
Card and merchant processing fees	197,547	174,927	128,129
Investment services sales fees	115,446	112,652	109,214
Money transfer income	99,144	91,681	101,509
Investment banking and advisory fees	83,659	77,684	103,701
Asset management fees	45,571	43,811	40,465
Corporate and correspondent investment sales	38,561	51,675	38,052
Mortgage banking income	28,059	26,833	14,356
Bank owned life insurance	17,479	17,822	17,108
Investment securities gains, net	29,961	—	3,033
Other	230,150	223,151	268,298
Total noninterest income	$1,135,944	$1,056,909	$1,045,975
2019 compared to 2018
Noninterest income was $1.1 billion for both 2019 and 2018, a slight increase of $79.0 million. The increase in total noninterest income was driven by increases in service charges on deposit accounts, card and merchant processing fees, money transfer income, investment banking and advisory fees, investment securities gains, and other noninterest income which were partially offset by a decrease in corporate and correspondent investment sales.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts were $250.4 million in 2019, compared to $236.7 million in 2018 due to continued customer account growth in 2019 when compared to 2018.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $197.5 million in 2019, an increase of $22.6 million compared to 2018. Growth in the number of accounts as well as an increase in current customers' spending volumes contributed to the increase in interchange income.

Investment services sales fees is comprised of mutual fund and annuity sales income and insurance sales fees. Income from investment services sales fees was $115.4 million in 2019, compared to $112.7 million in 2018.
Money transfer income represents income from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Income from money transfer services increased to $99.1 million in 2019 compared to $91.7 million in 2018, driven by an increase in transaction volumes during the year.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees increased to $83.7 million in 2019 compared to $77.7 million in 2018 primarily driven by an increase in the volume of underwriting activity.
Asset management fees are generated from money management transactions executed with the Company through trusts, higher net worth customers and other long-term clients. Asset management fees increased to $45.6 million in 2019, compared to $43.8 million in 2018.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased to $38.6 million in 2019 from $51.7 million in 2018. The primary drivers of the decrease were a decrease in interest rate contract sales driven by less demand as interest rates have declined in 2019 as well as valuation adjustments on interest rate contracts.
Mortgage banking income for 2019 was $28.1 million compared to $26.8 million in 2018. Mortgage banking income is comprised of servicing income, guarantee fees and gains on sales of mortgage loans as well as fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs.
BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI was $17.5 million in 2019 compared to $17.8 million in 2018.
Investment securities gains, net increased to $30.0 million in 2019 compared to none in 2018. See “—Investment Securities” for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For 2019, other income increased by $7.0 million due in part to a $17.9 million increase in the value of the SBIC investments, and a $7.9 million increase in syndication fees partially offset by a $21.0 million decrease in service and referral income with BBVA and its affiliates.
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
Service charges on deposit accounts were $236.7 million in 2018, compared to $222.1 million in 2017, driven by an increase in demand deposit accounts during 2018.
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
Income from investment services sales fees was $112.7 million in 2018, compared to $109.2 million in 2017.

Income from money transfer services decreased to $91.7 million in 2018 compared to $101.5 million in 2017 driven by a decrease in transaction volumes during the year.
Income from investment banking and advisory fees decreased to $77.7 million in 2018 compared to $103.7 million in 2017 primarily driven by a decrease in the volume of underwriting.
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
Mortgage banking income for the year ended December 31, 2018 was $26.8 million compared to $14.4 million in 2017. Mortgage banking income in 2018 included $33.7 million of origination fees and gains on sales of mortgage loans partially offset by losses of $6.7 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income in 2017 included $25.0 million of origination fees and gains on sales of mortgage loans and losses of $10.2 million related to fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income in 2018 compared to 2017 was driven in part by an increase in the valuation related to the MSRs due to rising interest rates. Additionally, effective January 1, 2018, the Company began recording servicing income and guarantee fees in this caption which were previously recorded in other noninterest income. This change increased mortgage banking income by $11.2 million for 2018.
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
Noninterest Expense
The following table presents the components of noninterest expense.
Table 6 Noninterest Expense

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Salaries, benefits and commissions	$1,181,934	$1,154,791	$1,131,971
Professional services	292,926	277,154	263,490
Equipment	256,766	257,565	247,891
Net occupancy	166,600	166,768	166,693
Money transfer expense	68,224	62,138	65,790
Marketing	55,164	48,866	52,220
FDIC insurance	27,703	67,550	64,890
Communications	21,782	30,582	20,554
Amortization of intangibles	—	5,104	10,099
Goodwill impairment	470,000	—	—
Total securities impairment	215	592	242
Other	324,766	278,850	287,747
Total noninterest expense	$2,866,080	$2,349,960	$2,311,587

2019 compared to 2018
Noninterest expense was $2.9 billion for 2019, an increase of $516.1 million compared to $2.3 billion reported in 2018. The increase in noninterest expense was primarily attributable to increases in salaries, benefits and commissions, professional services, money transfer expense, marketing, goodwill impairment, and other noninterest expense which were partially offset by decreases in FDIC insurance and communications.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.2 billion in 2019, an increase of $27.1 million when compared to 2018. The increase was largely attributable to increases in full time salaries due to annual merit increases as well as an increase in incentive expenses.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $15.8 million in 2019 to $292.9 million compared to 2018 due to an $8.0 million increase in outsourcing and professional services paid to BBVA, a $3.4 million increase in bankcard fees, and a $3.3 million increase in services related to credit reporting.
Money transfer expense represents expense from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer expense increased to $68.2 million in 2019 compared to $62.1 million in 2018 driven by an increase in transaction volumes during the year.
Marketing increased $6.3 million to $55.2 million in 2019 compared to $48.9 million in 2018. Approximately $2.1 million of the increase was related to rebranding costs incurred as a result of the global rebranding strategy. The increase was also driven by higher costs associated with digital sales initiatives and performance media channels.
Communications decreased to $21.8 million in 2019 compared to $30.6 million in 2018. The primary driver of the decrease was due to a change in telecommunication services providers.
FDIC insurance was $27.7 million in 2019 compared to $67.6 million in 2018. The primary driver of the decrease was the elimination of the Large Bank FDIC surcharge which resulted in approximately $31.3 million less expense in 2019.
Goodwill impairment related to the Corporate and Investment Banking reporting unit was $470.0 million in 2019 compared to no goodwill impairment in 2018. Refer to "—Goodwill" and Note 7, Goodwill in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO as well as other OREO associated expenses. Other noninterest expense increased in 2019 to $324.8 million compared to $278.9 million in 2018. The increase was primarily attributable to an $18.6 million increase in provision for unfunded commitments as well as a $16.3 million increase in fraud related charges.
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
Income Tax Expense
The Company’s income tax expense totaled $126.0 million, $184.7 million and $316.1 million for 2019, 2018, and 2017, respectively. The effective tax rate was 45.1%, 19.5%, and 40.7% for 2019, 2018 and 2017, respectively.
The increase in the effective tax rate for 2019 compared to 2018 was primarily driven by lower net income combined with an unfavorable permanent difference related to goodwill impairment.
The decrease in the effective tax rate in 2018 compared to 2017 was primarily driven by the enactment of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The tax rate for 2018 was also impacted by $11.4 million of additional income tax expense related to the correction of an error in prior periods that resulted from an incorrect calculation of the proportional amortization of the Company's Low Income Housing Tax Credit investments.
Refer to Note 18, Income Taxes, in the Notes to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $5.8 billion at December 31, 2019, compared to $2.1 billion December 31, 2018. The increase was primarily driven by a $3.5 billion increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
The following table details the composition of the Company’s trading account assets.
Table 7 Trading Account Assets

	December 31,
	2019	2018
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$137,637	$68,922
Interest rate contracts	313,573	149,269
Foreign exchange contracts	22,766	19,465
Total trading account assets	$473,976	$237,656
Trading account assets increased $236 million to $474 million at December 31, 2019. The increase in trading account assets primarily related to increases in interest rate derivative contracts and in U.S. Treasury securities.

Debt Securities
The composition of the Company’s debt securities portfolio reflects the Company’s investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of the Company’s investment strategy are to maintain an appropriate level of liquidity and provide a tool to assist in controlling the Company’s interest rate sensitivity position while at the same time producing adequate levels of interest income. The Company’s debt securities are classified into one of three categories based upon management’s intent to hold the debt securities: (i) debt securities available for sale, (ii) debt securities held to maturity or (iii) trading account assets and liabilities.
For additional financial information regarding the Company’s debt securities, see Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, in the Notes to the Consolidated Financial Statements.
The following table reflects the carrying amount of the debt securities portfolio at the end of each of the last three years.
Table 8 Composition of Debt Securities Portfolio

	December 31,
	2019	2018	2017
	(In Thousands)
Debt securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$3,127,525	$5,431,467	$4,204,438
Agency mortgage-backed securities	1,325,857	2,129,821	2,812,800
Agency collateralized mortgage obligations	2,781,125	3,418,979	5,200,011
States and political subdivisions	798	949	2,383
Total debt securities available for sale	$7,235,305	$10,981,216	$12,219,632
Debt securities held to maturity (at amortized cost):
U.S. Treasury and other U.S. government agencies	$1,287,049	$—	$—
Collateralized mortgage obligations:
Agency	4,846,862	2,089,860	—
Non-agency	37,705	46,834	64,140
Asset-backed securities and other	52,355	61,304	70,560
States and political subdivisions (1)	573,075	687,615	911,393
Total debt securities held to maturity	$6,797,046	$2,885,613	$1,046,093
Total debt securities	$14,032,351	$13,866,829	$13,265,725

(1)	Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt Securities, at origination.
As of December 31, 2019, the securities portfolio included $7.2 billion in available for sale debt securities and $6.8 billion in held to maturity debt securities. Approximately 96% of the total debt securities portfolio was backed by government agencies or government-sponsored entities.
During 2019 and 2017, the Company received proceeds of $2.4 billion and $210.9 million, respectively, related to the sale of U.S. Treasury securities and agency mortgage-backed securities classified as available for sale which resulted in net gains of $30.0 million and $3.0 million, respectively. There were no sales of debt securities during 2018.
The Company also purchased approximately $4.4 billion, $1.2 billion and $6.2 million of U.S. Treasury securities, agency collateralized mortgage obligations and states and political subdivision securities classified as held to maturity during 2019, 2018 and 2017, respectively.
The Company recognized $215 thousand in OTTI charges in 2019 compared to $592 thousand and $242 thousand in 2018 and 2017, respectively. While all securities are reviewed by the Company for OTTI, the debt securities primarily impacted by credit impairment are held to maturity non-agency collateralized mortgage obligations. Refer to Note 2,

Debt Securities Available for Sale and Debt Securities Held to Maturity, in the Notes to the Consolidated Financial Statements for further details.
The maturities and weighted average yields of the debt securities available for sale and the debt securities held to maturity portfolios at December 31, 2019 are presented in the following table. Maturity data is calculated based on the next re-pricing date for debt securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 21 percent tax rate, have been made in calculating yields on tax-exempt obligations.
Table 9 Debt Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Debt securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$424,972	1.14%	$2,173,596	1.49%	$67,153	2.24%	$461,804	1.38%
Agency mortgage-backed securities	6,668	3.52	73,448	2.14	51,609	2.70	1,194,132	1.30
Agency collateralized mortgage obligations	—	—	8,896	2.03	48,916	1.98	2,723,313	1.60
States and political subdivisions	—	—	798	4.74	—	—	—	—
Total	$431,640		$2,256,738		$167,678		$4,379,249

Debt securities held to maturity (at amortized cost):
U.S. Treasury and other U.S. government agencies	$—	—%	$1,109,910	2.11%	$177,139	2.10%	$—	—%
Collateralized mortgage obligations:
Agency	—	—	—	—	—	—	4,846,862	2.24
Non-agency	769	4.51	—	—	4,369	1.94	32,567	2.32
Asset-backed and other securities	—	—	—	—	263	1.62	52,092	3.84
States and political subdivisions	49,378	4.09	109,486	3.06	275,598	3.07	138,613	3.98
Total	$50,147		$1,219,396		$457,369		$5,070,134
Total securities	$481,787		$3,476,134		$625,047		$9,449,383
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

The Loan Portfolio table presents the classifications by major category at December 31, 2019, and for each of the preceding four years.
Table 10 Loan Portfolio

	December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,432,238	$26,562,319	$25,749,949	$25,122,002	$26,022,374
Real estate – construction	2,028,682	1,997,537	2,273,539	2,125,316	2,354,253
Commercial real estate – mortgage	13,861,478	13,016,796	11,724,158	11,210,660	10,453,280
Total commercial loans	$40,322,398	$41,576,652	$39,747,646	$38,457,978	$38,829,907
Consumer loans:
Residential real estate – mortgage	$13,533,954	$13,422,156	$13,365,747	$13,259,994	$13,993,285
Equity lines of credit	2,592,680	2,747,217	2,653,105	2,543,778	2,419,815
Equity loans	244,968	298,614	363,264	445,709	580,804
Credit card	1,002,365	818,308	639,517	604,881	627,359
Consumer direct	2,338,142	2,553,588	1,690,383	1,254,641	936,871
Consumer indirect	3,912,350	3,770,019	3,164,106	3,134,948	3,495,082
Total consumer loans	$23,624,459	$23,609,902	$21,876,122	$21,243,951	$22,053,216
Covered loans	—	—	—	359,334	440,961
Total loans	$63,946,857	$65,186,554	$61,623,768	$60,061,263	$61,324,084
Loans held for sale	112,058	68,766	67,110	161,849	70,582
Total loans and loans held for sale	$64,058,915	$65,255,320	$61,690,878	$60,223,112	$61,394,666
Loans and loans held for sale, net of unearned income, totaled $64.1 billion at December 31, 2019, a decrease of $1.2 billion from December 31, 2018. During 2019, the Company sold to BBVA, S.A. New York Branch approximately $1.1 billion of commercial loans.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Consolidated Financial Statements for additional discussion.
The Selected Loan Maturity and Interest Rate Sensitivity table presents maturities of certain loan classifications at December 31, 2019, and an analysis of the rate structure for such loans with maturities greater than one year.
Table 11 Selected Loan Maturity and Interest Rate Sensitivity

	Maturity				Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$5,299,576	$15,541,687	$3,590,975	$24,432,238	$4,967,033	$14,165,629
Real estate - construction	936,336	873,820	218,526	2,028,682	37,165	1,055,181
	$6,235,912	$16,415,507	$3,809,501	$26,460,920	$5,004,198	$15,220,810
Scheduled repayments in the preceding table are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.

Asset Quality
Nonperforming assets, which includes nonaccrual loans and loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets totaled $710 million at December 31, 2019 compared to $840 million at December 31, 2018. The decrease in nonperforming assets was primarily due to a $145 million decrease in nonaccrual loans driven by a $132 million decrease in commercial, financial and agricultural nonaccrual loans. As a percentage of total loans and loans held for sale and foreclosed real estate, nonperforming assets were 1.11% at December 31, 2019 compared with 1.29% at December 31, 2018.
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

Table 12 Potential Problem Loans

	December 31,
	2019	2018
	(In Thousands)
Commercial, financial and agricultural	$312,125	$371,627
Real estate – construction	13,099	12,791
Commercial real estate – mortgage	78,428	74,737
	$403,652	$459,155

The following table summarizes asset quality information for the past five years.
Table 13 Asset Quality

	December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$268,288	$400,389	$310,059	$596,454	$161,591
Real estate – construction	8,041	2,851	5,381	1,239	5,908
Commercial real estate – mortgage	98,077	110,144	111,982	71,921	69,953
Residential real estate – mortgage	147,337	167,099	173,843	140,303	113,234
Equity lines of credit	38,113	37,702	34,021	33,453	35,023
Equity loans	8,651	10,939	11,559	13,635	15,614
Credit card	—	—	—	—	—
Consumer direct	6,555	4,528	2,425	789	561
Consumer indirect	31,781	17,834	9,595	5,926	5,027
Covered	—	—	—	730	134
Total nonaccrual loans	606,843	751,486	658,865	864,450	407,045
Nonaccrual loans held for sale	—	—	—	56,592	—
Total nonaccrual loans and loans held for sale	$606,843	$751,486	$658,865	$921,042	$407,045
Accruing TDRs: (1)
Commercial, financial and agricultural	$1,456	$18,926	$1,213	$8,726	$9,402
Real estate – construction	72	116	101	2,393	2,247
Commercial real estate – mortgage	3,414	3,661	4,155	4,860	33,904
Residential real estate – mortgage	57,165	57,446	64,898	59,893	67,343
Equity lines of credit	—	—	237	—	—
Equity loans	23,770	26,768	30,105	34,746	37,108
Credit card	—	—	—	—	—
Consumer direct	12,438	2,684	534	704	908
Consumer indirect	—	—	—	—	—
Covered	—	—	—	—	—
Total TDRs	98,315	109,601	101,243	111,322	150,912
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$98,315	$109,601	$101,243	$111,322	$150,912
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$6,692	$8,114	$18,136	$2,891	$3,567
Real estate – construction	571	544	1,560	2,007	421
Commercial real estate – mortgage	6,576	2,420	927	—	2,237
Residential real estate – mortgage	4,641	5,927	8,572	3,356	1,961
Equity lines of credit	1,567	2,226	2,259	2,950	2,883
Equity loans	195	180	995	467	704
Credit card	22,796	17,011	11,929	10,954	9,718
Consumer direct	18,358	13,336	6,712	4,482	3,537
Consumer indirect	9,730	9,791	7,288	7,197	5,629
Covered	—	—	—	27,238	37,972
Total loans 90 days past due and accruing	71,126	59,549	58,378	61,542	68,629
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$71,126	$59,549	$58,378	$61,542	$68,629
Foreclosed real estate	$20,833	$16,869	$17,278	$21,112	$20,862
Other repossessed assets	$10,930	$12,031	$13,473	$7,587	$8,774

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following table.
Table 14 Nonperforming Assets

	December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Nonaccrual loans	$606,843	$751,486	$658,865	$921,042	$407,045
Loans 90 days or more past due and accruing (1)	71,126	59,549	58,378	61,542	68,629
TDRs 90 days or more past due and accruing	414	411	751	589	874
Nonperforming loans	678,383	811,446	717,994	983,173	476,548
Foreclosed real estate	20,833	16,869	17,278	21,112	20,862
Other repossessed assets	10,930	12,031	13,473	7,587	8,774
Total nonperforming assets	$710,146	$840,346	$748,745	$1,011,872	$506,184

(1)	Excludes loans classified as TDRs
Table 15 Asset Quality Ratios

	December 31,
	2019	2018	2017	2016	2015
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of total loans and loans held for sale (1)	1.06%	1.24%	1.16%	1.63%	0.78%
Nonperforming assets as a percentage of total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	1.11%	1.29%	1.21%	1.68%	0.82%
Allowance for loan losses as a percentage of loans	1.44%	1.36%	1.37%	1.40%	1.24%
Allowance for loan losses as a percentage of nonperforming loans (3)	135.76%	109.09%	117.38%	90.47%	160.04%

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, foreclosed real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

The following table provides a rollforward of nonaccrual loans and loans held for sale, excluding covered loans.
Table 16 Rollforward of Nonaccrual Loans

	Years Ended December 31,
	2019	2018
	(In Thousands)
Balance at beginning of year	$751,486	$658,865
Additions	762,180	828,362
Returns to accrual	(133,484)	(188,135)
Loan sales	—	(41,707)
Payments and paydowns	(158,874)	(132,264)
Transfers to foreclosed real estate	(30,431)	(20,440)
Charge-offs	(584,034)	(353,195)
Balance at end of year	$606,843	$751,486
Generally, when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2019, nonaccrual loans and loans held for sale totaled $607 million. During the year ended December 31, 2019, $12.1 million of interest income was recognized on loans and loans held for sale classified as nonaccrual as of December 31, 2019. Under the original terms of the loans, interest income would have been approximately $43.4 million for loans and loans held for sale classified as nonaccrual as of December 31, 2019.
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
The following table provides a rollforward of TDR activity, excluding covered loans and loans held for sale.
Table 17 Rollforward of TDR Activity

	Years Ended December 31,
	2019	2018
	(In Thousands)
Balance at beginning of year	$311,442	$285,606
New TDRs	98,179	146,546
Payments/Payoffs	(146,984)	(79,068)
Charge-offs	(45,003)	(41,461)
Transfers to foreclosed real estate	(2,153)	(181)
Balance at end of year	$215,481	$311,442
The Company’s aggregate recorded investment in impaired loans modified through TDRs decreased to $215 million at December 31, 2019 from $311 million at December 31, 2018. Included in these amounts are $98 million at December 31, 2019 and $110 million at December 31, 2018 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.

Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 3, Loans and Allowance for Loan Losses, in the Notes to the Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses. The total allowance for loan losses increased to $921 million at December 31, 2019, from $885 million at December 31, 2018. The ratio of the allowance for loan losses to total loans was 1.44% at December 31, 2019 compared 1.36% at December 31, 2018. Nonperforming loans decreased to $678 million at December 31, 2019 from $811 million at December 31, 2018. The allowance attributable to individually impaired loans was $127 million at December 31, 2019 compared to $107 million at December 31, 2018. Loans individually evaluated for impairment may have no allowance recorded if the fair value of the collateral less costs to sell or the present value of the loan's expected future cash flows exceeds the recorded investment of the loans.
Net charge-offs were 0.88% of average loans for 2019 compared to 0.51% of average loans for 2018. The increase in net charge-offs was due to an $86.7 million increase in commercial, financial, and agricultural net charge-offs as well as a $110.6 million increase in consumer direct net charge-offs, a $22.7 million increase in credit card net charge-offs, and a $14.5 million increase in consumer indirect net charge-offs.
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
Table 18 Allocation of Allowance for Loan Losses

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$408,197	38.2%	$393,315	40.7%	$420,635	41.8%	$458,580	41.8%	$402,113	42.4%
Real estate – construction	32,108	3.2	33,260	3.0	38,126	3.7	38,990	3.5	46,709	3.9
Commercial real estate – mortgage	86,525	21.7	79,177	20.0	80,007	19.0	77,947	18.7	75,359	17.0
Residential real estate – mortgage	52,084	21.1	50,591	20.6	56,151	21.7	60,021	22.1	64,029	22.8
Equity lines of credit	40,697	4.0	42,566	4.2	43,827	4.3	48,389	4.3	53,027	4.0
Equity loans	6,308	0.4	8,772	0.5	9,878	0.6	11,074	0.7	15,048	1.0
Credit card	61,331	1.6	50,453	1.3	40,765	1.0	39,361	1.0	39,682	1.0
Consumer direct	146,281	3.7	140,308	3.9	82,222	2.8	44,745	2.1	21,599	1.5
Consumer indirect	87,462	6.1	86,800	5.8	71,149	5.1	59,186	5.2	43,667	5.7
Total, excluding covered loans	920,993	100.0	885,242	100.0	842,760	100.0	838,293	99.4	761,233	99.3
Covered loans	—	—	—	—	—	—	—	0.6	1,440	0.7
Total	$920,993	100.0%	$885,242	100.0%	$842,760	100.0%	$838,293	100.0%	$762,673	100.0%

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 19 Summary of Loan Loss Experience

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Average loans outstanding during the year	$64,080,469	$63,700,464	$60,365,691	$61,425,876	$60,070,527
Allowance for loan losses, beginning of year	$885,242	$842,760	$838,293	$762,673	$685,041
Charge-offs:
Commercial, financial and agricultural	171,507	83,017	106,570	84,218	25,831
Real estate – construction	19	436	82	505	204
Commercial real estate – mortgage	2,578	3,431	9,901	4,361	3,678
Residential real estate – mortgage	7,512	9,073	10,433	8,787	10,648
Equity lines of credit	9,374	6,083	7,305	8,625	12,231
Equity loans	2,714	2,665	3,549	2,534	3,751
Credit card	72,410	47,509	44,073	37,349	32,230
Consumer direct	258,561	132,609	78,846	52,026	28,286
Consumer indirect	135,975	115,881	98,293	91,198	54,597
Covered	—	—	—	1,484	2,228
Total charge-offs	660,650	400,704	359,052	291,087	173,684
Recoveries:
Commercial, financial and agricultural	13,118	11,294	19,097	11,039	12,190
Real estate – construction	2,091	285	1,080	2,490	4,585
Commercial real estate – mortgage	579	6,317	3,904	2,747	1,107
Residential real estate – mortgage	3,673	3,798	5,827	5,751	7,264
Equity lines of credit	7,140	6,145	4,294	4,314	3,211
Equity loans	2,523	3,167	2,412	1,417	3,343
Credit card	7,573	5,419	3,938	2,892	2,880
Consumer direct	25,363	10,048	7,297	5,164	6,177
Consumer indirect	36,897	31,293	27,946	28,303	16,918
Covered	—	—	31	1	3
Total recoveries	98,957	77,766	75,826	64,118	57,678
Net charge-offs	561,693	322,938	283,226	226,969	116,006
Total provision for loan losses	597,444	365,420	287,693	302,589	193,638
Allowance for loan losses, end of year	$920,993	$885,242	$842,760	$838,293	$762,673
Net charge-offs to average loans	0.88%	0.51%	0.47%	0.37%	0.19%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2019 and 2018.
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
The commercial, financial and agricultural portfolio segment totaled $24.4 billion at December 31, 2019, compared to $26.6 billion at December 31, 2018. This segment consists primarily of large national and international companies and small to mid-sized companies. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
The following table provides details related to the commercial, financial, and agricultural segment.
Table 20 Commercial, Financial and Agricultural

	December 31,
	2019				2018
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$2,139,178	$47,261	$—	$8	$2,403,917	$68,891	$—	$3,922
Basic Materials	526,485	1,342	—	—	567,966	2,426	—	—
Capital Goods & Industrial Services	1,987,046	23,736	96	4	2,523,857	74,769	124	39
Construction & Construction Materials	653,157	45,243	—	—	732,838	19,971	—	—
Consumer	641,289	1,540	—	—	592,607	600	—	—
Healthcare	2,747,248	24,989	314	—	2,914,464	18,682	333	83
Energy	2,905,791	69,042	—	—	2,863,529	119,069	—	—
Financial Services	1,009,533	23,427	—	1,615	1,061,922	94	—	—
General Corporates	1,726,318	16,883	475	5,065	1,757,121	4,645	3	3,993
Institutions	3,166,048	400	—	—	3,349,248	474	—	—
Leisure and Consumer Services	2,777,440	6,957	335	—	2,597,598	22,544	—	10
Real Estate	1,490,985	—	—	—	1,533,206	248	—	—
Retail	483,988	1,869	236	—	573,658	29,751	—	67
Telecoms, Technology & Media	909,476	2,558	—	—	1,525,730	3,680	46	—
Transportation	903,034	3,041	—	—	1,000,564	34,545	—	—
Utilities	365,222	—	—	—	564,094	—	18,420	—
Total Commercial, Financial and Agricultural	$24,432,238	$268,288	$1,456	$6,692	$26,562,319	$400,389	$18,926	$8,114
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.9 billion at December 31, 2019, compared to $13.0 billion at December 31, 2018, and real estate - construction loans totaled $2.0 billion at both December 31, 2019 and 2018.
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
The following tables present the geographic distribution for the commercial real estate and real estate - construction portfolios.
Table 21 Commercial Real Estate

	December 31,
	2019				2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$419,063	$4,377	$2,048	$—	$375,442	$5,507	$2,221	$237
Arizona	1,074,395	22,549	—	—	855,007	8,342	—	—
California	1,992,085	—	—	28	2,196,360	—	—	1,722
Colorado	694,691	6,463	—	—	533,481	6,036	—	—
Florida	1,299,336	11,047	27	—	1,086,443	18,030	66	—
New Mexico	100,845	3,952	—	—	157,473	3,769	121	14
Texas	3,802,306	36,278	495	4,168	3,911,128	41,707	382	447
Other	4,478,757	13,411	844	2,380	3,901,462	26,753	871	—
	$13,861,478	$98,077	$3,414	$6,576	$13,016,796	$110,144	$3,661	$2,420

Table 22 Real Estate – Construction

	December 31,
	2019				2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$70,800	$90	$—	$115	$64,758	$96	$—	$69
Arizona	158,027	—	—	—	181,143	—	—	—
California	281,690	—	—	—	253,416	—	—	—
Colorado	94,260	473	—	—	111,375	—	—	—
Florida	167,346	905	—	—	213,502	—	—	—
New Mexico	18,000	242	15	—	6,868	—	46	—
Texas	747,651	5,926	57	456	754,994	2,331	70	475
Other	490,908	405	—	—	411,481	424	—	—
	$2,028,682	$8,041	$72	$571	$1,997,537	$2,851	$116	$544
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
Residential real estate - mortgage loans totaled $13.5 billion at December 31, 2019 and $13.4 billion at December 31, 2018. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.
Table 23 Residential Real Estate - Mortgage

	December 31,
	2019				2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$913,683	$21,891	$11,208	$1,557	$944,556	$23,285	$11,677	$1,002
Arizona	1,380,589	12,111	7,645	609	1,334,736	12,572	8,415	217
California	3,441,689	17,941	3,383	—	3,252,592	15,898	3,910	—
Colorado	1,144,260	4,141	2,327	144	1,132,517	5,255	784	—
Florida	1,511,146	32,740	10,051	247	1,590,912	39,699	9,908	1,433
New Mexico	215,835	3,802	1,249	424	219,434	3,683	1,287	—
Texas	4,534,481	43,048	19,394	1,660	4,536,383	50,069	19,293	3,275
Other	392,271	11,663	1,908	—	411,026	16,638	2,172	—
	$13,533,954	$147,337	$57,165	$4,641	$13,422,156	$167,099	$57,446	$5,927
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 24 Residential Real Estate - Mortgage

	December 31,
	2019				2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$707,778	$96,107	$22,804	$3,736	$730,294	$113,560	$19,131	$4,803
621-680	1,074,497	23,950	10,570	114	1,146,999	20,877	14,168	301
681 – 720	1,704,801	9,197	7,305	144	1,725,819	11,471	9,031	451
Above 720	9,490,067	11,000	15,922	290	9,208,678	11,156	14,847	107
Unknown	556,811	7,083	564	357	610,366	10,035	269	265
	$13,533,954	$147,337	$57,165	$4,641	$13,422,156	$167,099	$57,446	$5,927

Equity lines of credit and equity loans totaled $2.8 billion at December 31, 2019 and $3.0 billion at December 31, 2018. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.
Table 25 Equity Loans and Lines

	December 31,
	2019				2018
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$452,102	$10,096	$7,437	$341	$498,839	$11,536	$8,062	$477
Arizona	311,875	5,475	3,674	22	348,763	6,409	4,005	221
California	399,494	2,528	187	165	426,179	3,358	267	402
Colorado	167,594	2,729	738	176	193,122	2,822	841	128
Florida	295,552	7,298	4,827	121	332,367	8,646	5,704	398
New Mexico	45,440	1,704	505	11	50,873	1,515	593	286
Texas	1,138,289	15,104	6,050	914	1,166,304	13,097	6,901	446
Other	27,302	1,830	352	12	29,384	1,258	395	48
	$2,837,648	$46,764	$23,770	$1,762	$3,045,831	$48,641	$26,768	$2,406

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 26 Equity Loans and Lines

	December 31,
	2019				2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$200,509	$27,098	$6,262	$1,232	$204,527	$26,747	$5,905	$1,923
621-680	355,324	9,207	7,314	290	376,248	9,548	9,126	254
681 – 720	484,077	6,324	3,683	139	537,568	8,014	3,908	106
Above 720	1,790,879	4,095	6,511	101	1,919,796	3,950	7,829	106
Unknown	6,859	40	—	—	7,692	382	—	17
	$2,837,648	$46,764	$23,770	$1,762	$3,045,831	$48,641	$26,768	$2,406
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at December 31, 2019 were $2.3 billion and $2.6 billion at December 31, 2018. Total credit cards at December 31, 2019 were $1.0 billion and at December 31, 2018 were $818 million.

The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $3.9 billion at December 31, 2019 and $3.8 billion at December 31, 2018.
The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 27 Consumer Direct

	December 31,
	2019				2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$225,736	$4,258	$1,433	$17,228	$217,273	$3,870	$1,002	$12,197
621-680	450,532	1,259	2,858	359	531,466	257	387	178
681 – 720	516,706	693	5,150	123	596,889	147	1,295	311
Above 720	1,076,436	345	2,997	84	1,149,606	254	—	11
Unknown	68,732	—	—	564	58,354	—	—	639
	$2,338,142	$6,555	$12,438	$18,358	$2,553,588	$4,528	$2,684	$13,336
Table 28 Consumer Indirect

	December 31,
	2019				2018
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$817,071	$27,600	$—	$9,100	$865,702	$14,700	$—	$9,128
621-680	1,006,409	2,969	—	408	1,083,116	2,084	—	381
681 – 720	728,580	621	—	157	719,093	648	—	69
Above 720	1,358,098	591	—	65	1,099,289	402	—	213
Unknown	2,192	—	—	—	2,819	—	—	—
	$3,912,350	$31,781	$—	$9,730	$3,770,019	$17,834	$—	$9,791
Foreign Exposure
As of December 31, 2019, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $4.5 billion and $5.0 billion at December 31, 2019 and 2018 and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. At December 31, 2019 the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $2.7 billion, Retail Banking - $1.4 billion, and Corporate and Investment Banking - $426 million.

The Company early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminated step 2 from the two step goodwill impairment test. Accordingly, for the 2019 test, the Company compared the carrying amounts of the reporting units to their respective fair values and recognized an impairment loss in an amount equal to the excess carrying value over fair value by reporting unit, limited to the total amount of goodwill allocated to that reporting unit.
A test of goodwill for impairment consists of comparing the fair value of each reporting unit with its carrying amount, including goodwill. The carrying value of equity for each reporting unit is determined from an allocation based upon risk weighted assets. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
The Company tested its three identified reporting units with goodwill for impairment as of October 31, 2019. The results of this test indicated $470 million of goodwill impairment related to the Corporate and Investment Banking reporting unit. For the Company's two remaining reporting units, the most recent goodwill impairment test indicated that no goodwill impairment existed at that time. The primary causes of the goodwill impairment in the Corporate and Investment Banking reporting unit were the volatility in the market capitalization of U.S. banks along with revised management projections based on the current economic and industry conditions.  These factors resulted in the fair value of the reporting unit being less than the reporting unit's carrying value.
The goodwill impairment charge is a non-cash item which does not have an adverse impact on regulatory capital or liquidity. Refer to "Critical Accounting Policies" in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.
The following table includes the carrying value and fair value of each reporting unit as of October 31, 2019, the date of the most recent annual goodwill impairment test.
Table 29 Fair Value of Reporting Units

	Fair Value	Carrying Value
	(In Thousands)
Reporting Unit:
Commercial Banking and Wealth	$9,040,000	$8,022,000
Corporate and Investment Banking	1,380,000	1,850,000
Retail Banking	4,630,000	4,278,000
The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations would result in significant differences in the results of the impairment tests.
For sensitivity analysis, if the discount rates used in the October 31, 2019 test were increased by 50 basis points the estimated fair values of equity for Commercial Banking and Wealth, Corporate and Investment Banking, and Retail Banking would be $8.7 billion, $1.3 billion, and $4.5 billion, respectively. Commercial Banking and Wealth and Retail Banking's fair values would continue to exceed the book values by approximately $658 million and $187 million, respectively, while Corporate and Investment Banking would indicate an additional impairment of $40 million. If the discount rates used in the test were increased by 100 basis points the estimated fair values of equity for Commercial Banking and Wealth, Corporate and Investment Banking, and Retail Banking would be $8.4 billion, $1.3 billion, and $4.3 billion, respectively. Commercial Banking and Wealth and Retail Banking's fair values would continue to exceed the book values by approximately $348 million and $47 million, respectively while Corporate and Investment Banking would indicate an additional impairment of $80 million. This assumes all other assumptions would remain unchanged in the 2019 calculation.
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
Specific factors as of the date of filing of the financial statements that could negatively impact the assumptions used in assessing goodwill for impairment include: disparities in the level of fair value changes in net assets; increases in book values of equity of a reporting unit in excess of the increase in fair value of equity; adverse business trends resulting from litigation and/or regulatory actions; higher loan losses; future increased minimum regulatory capital requirements above current thresholds; and future federal rules and actions of regulators.
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

At December 31, 2019, the Company's and the Bank's credit ratings were as follows:
Table 30 Credit Ratings

As of December 31, 2019
	Standard & Poor’s	Moody’s	Fitch
BBVA USA Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB+
Short-term debt rating	A-2	–	F2
BBVA USA
Long-term debt rating	BBB+	Baa2	BBB+
Long-term bank deposits (1)	N/A	A2	A-
Subordinated debt	BBB	Baa2	BBB
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (1)	N/A	P-1	F2
Outlook	Stable	Stable	Negative

(1)	S&P does not provide a rating; therefore, the rating is N/A.
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
Deposits
Total deposits increased by $2.8 billion from $72.2 billion at December 31, 2018 to $75.0 billion at December 31, 2019 due primarily to growth in money market accounts, as well as growth in noninterest and interest bearing demand deposits. Marketing efforts were the primary driver of this growth. At December 31, 2019 and 2018, total deposits included $4.7 billion and $9.0 billion, respectively, of brokered deposits.
The following table presents the Company’s average deposits segregated by major category:
Table 31 Composition of Average Deposits

	December 31,
	2019		2018		2017
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,631,434	28.3%	$21,167,441	30.2%	$21,039,822	31.6%
Interest-bearing demand deposits	9,048,948	12.4	7,950,561	11.3	7,858,504	11.8
Savings and money market	28,546,260	39.1	26,247,253	37.4	24,924,647	37.4
Time deposits	14,780,464	20.2	14,784,632	21.1	12,804,395	19.2
Total average deposits	$73,007,106	100.0%	$70,149,887	100.0%	$66,627,368	100.0%
For additional information about deposits, see Note 8, Deposits, in the Notes to the Consolidated Financial Statements.

The following table summarizes the remaining maturities of time deposits of $100,000 or more outstanding at December 31, 2019.
Table 32 Maturities of Time Deposits of $100,000 or More

Time Deposits of $100,000 or More
(In Thousands)
Three months or less	$3,636,776
Over three through six months	2,357,636
Over six through twelve months	3,235,995
Over twelve months	417,978
$9,648,385
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
Table 33 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Year-End
	(Dollars in Thousands)
December 31, 2019
Federal funds purchased	$5,060	$746	1.50%	$—	—%
Securities sold under agreements to repurchase (1)	1,198,822	857,176	0.22	173,028	1.70
Other short-term borrowings	69,446	14,963	3.79	—	—
	$1,273,328	$872,885		$173,028
December 31, 2018
Federal funds purchased	$2,000	$82	2.50%	$—	—%
Securities sold under agreements to repurchase (1)	183,511	109,770	1.78	102,275	3.73
Other short-term borrowings	159,004	68,423	3.04	—	—
	$344,515	$178,275		$102,275
December 31, 2017
Federal funds purchased	$1,710	$402	1.24%	$1,710	1.50%
Securities sold under agreements to repurchase (1)	114,361	58,222	0.92	17,881	1.23
Other short-term borrowings	2,771,539	1,703,738	1.55	17,996	1.48
	$2,887,610	$1,762,362		$37,587

(1)	Average interest rate does not reflect the impact of balance sheet offsetting. See Note 14 Securities Financing Activities, in the Notes to the Consolidated Financial Statements.
At December 31, 2019, total short-term borrowings totaled $173 million, an increase of $71 million, compared to the ending balance at December 31, 2018. The increase in total short-term borrowings was driven by a $71 million increase in securities sold under agreements to repurchase relating to BSI.

At December 31, 2019 FHLB and other borrowings were $3.7 billion, a decrease of $298 million compared to the ending balance at December 31, 2018.
In August 2019, the Bank issued under its Global Bank Note Program $600 million aggregate principal amount of its 2.50% unsecured senior notes due 2024.
For the year ended December 31, 2019, proceeds received from the FHLB and other borrowings were approximately $4.4 billion and repayments were approximately $4.8 billion.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 10, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholder's equity at December 31, 2019 was $13.4 billion compared to $13.5 billion at December 31, 2018. Shareholder's equity decreased $125.9 million due primarily to the payment of preferred and common dividends totaling $500 million to its sole shareholder, BBVA, offsetting the decrease was $153 million of earnings attributable to shareholder during the period.
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

•
Overall creditworthiness of the customer, taking into account the customer’s relationships, both past and current, with other lenders – the Company’s success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background. Consumer underwriting relies heavily on credit bureau scores and other bureau attributes, as well as on other factors such as ability to pay, guarantors or collateral in the case of secured lending.

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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2019, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2019.
Table 34 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
December 31, 2019
Rate Change
+ 200 basis points	2.75%
+ 100 basis points	1.62
-100 basis points	(3.19)
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
Table 35 Economic Value of Equity

Estimated % Change in Economic Value of Equity
December 31, 2019
Rate Change
+ 300 basis points	(14.72)%
+ 200 basis points	(9.39)
+ 100 basis points	(4.17)
-100 basis points	0.96
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2019, the Company had derivative financial instruments outstanding with notional amounts of $53.8 billion, including $36.5 billion related to derivatives to facilitate transactions on behalf of its clients. The estimated net fair value of open contracts was in a net asset position of $219 million at December 31, 2019. For additional information about derivatives, refer to Note 13, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.

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
The Company's financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. At December 31, 2019, the Company had unused FHLB borrowing capacity of $5.9 billion.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at December 31, 2019 or December 31, 2018 without regulatory approval. Appropriate limits and guidelines are in place so that the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding.
During 2019, the Parent paid common dividends of $482 million to its sole shareholder, BBVA.
In August 2019, the Bank issued under its Global Bank Note Program $600 million aggregate principal amount of its 2.50% unsecured senior notes due 2024.
At December 31, 2019, the Company's LCR was 145% and was fully compliant with the LCR requirements. However, the Company is no longer subject to the LCR going forward as a result of the Tailoring Rules. It may become subject to the LCR again in the future if the Company becomes a Category IV U.S. IHC under the Tailoring Rules. Please refer to Item 1. Business - Supervision, Regulation and Other Factors - U.S. Liquidity Standards for more information concerning the LCR requirements applicable to the Company.
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
Table 36 Contractual Obligations (1)

	December 31, 2019
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$3,690,044	$229,185	$2,029,069	$643,422	$788,368	$—
Short-term borrowings (2)	173,028	173,028	—	—	—	—
Finance lease obligations	14,906	2,233	4,066	2,911	5,696	—
Operating leases	366,308	54,817	97,662	72,271	141,558	—
Deposits (3)	74,985,283	11,400,712	533,560	113,748	5,409	62,931,854
Unrecognized income tax benefits	7,269	1,022	2,224	4,023	—	—
Total	$79,236,838	$11,860,997	$2,666,581	$836,375	$941,031	$62,931,854

(1)	Amounts do not include associated interest payments.

(2)	For more information, see Note 9, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.

(3)	Deposits with indeterminable maturity include noninterest bearing demand, savings, interest-bearing demand accounts and money market accounts.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios subject to transitional provisions at December 31, 2019 and 2018.
Table 37 Capital Ratios

	December 31,
	2019	2018
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,615,357	$8,457,585
Tier 1 Capital	8,849,557	8,691,785
Total Qualifying Capital	10,332,023	10,216,625
Assets:
Total risk-adjusted assets (regulatory)	$68,968,967	$70,489,693
Ratios:
CET1 Risk-Based Capital Ratio	12.49%	12.00%
Tier 1 Risk-Based Capital Ratio	12.83	12.33
Total Risk-Based Capital Ratio	14.98	14.49
Leverage Ratio	9.70	10.03
At December 31, 2019, the regulatory capital ratios of the Bank also remain well above current regulatory requirements for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2019. Refer to Table 34, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.
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

Quarterly Financial Results
The accompanying table presents condensed information relating to quarterly periods.
Table 38 Quarterly Financial Summary (Unaudited)

	December 31,
	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$855,811	$893,204	$902,629	$907,012	$886,923	$839,063	$793,700	$745,588
Interest expense	232,657	252,163	242,880	223,923	204,735	180,777	150,201	122,983
Net interest income	623,154	641,041	659,749	683,089	682,188	658,286	643,499	622,605
Provision for loan losses	119,505	140,629	155,018	182,292	122,147	94,964	91,280	57,029
Net interest income after provision for loan losses	503,649	500,412	504,731	500,797	560,041	563,322	552,219	565,576
Noninterest income	272,584	321,319	284,281	257,760	270,606	258,459	270,019	257,825
Noninterest expense	1,086,906	598,887	598,314	581,973	601,992	605,510	579,545	562,913
Income (loss) before income tax expense	(310,673)	222,844	190,698	176,584	228,655	216,271	242,693	260,488
Income tax expense	20,032	39,899	30,512	35,603	32,829	41,756	58,295	51,798
Net income (loss)	(330,705)	182,945	160,186	140,981	195,826	174,515	184,398	208,690
Less: noncontrolling interest	663	514	599	556	499	426	595	461
Net income (loss) attributable to BBVA USA Bancshares, Inc.	(331,368)	182,431	159,587	140,425	195,327	174,089	183,803	208,229
Less: preferred stock dividends	4,239	4,561	4,725	4,485	4,348	4,576	4,259	3,864
Net income (loss) attributable to common shareholder	$(335,607)	$177,870	$154,862	$135,940	$190,979	$169,513	$179,544	$204,365
Selected Average Balances:
Loans and loans held for sale	$63,956,453	$63,629,992	$64,056,915	$65,482,395	$65,287,838	$64,316,342	$63,202,826	$62,200,448
Total assets	95,754,954	94,942,456	93,452,839	92,985,876	91,337,365	90,118,668	89,032,051	87,770,909
Deposits	74,122,266	72,994,321	72,687,054	72,203,842	71,057,556	70,363,598	69,744,181	69,413,803
FHLB and other borrowings	3,701,993	3,860,727	4,026,581	4,290,724	4,664,076	4,412,717	3,974,769	3,310,286
Shareholder’s equity	14,090,315	14,056,939	13,782,011	13,640,655	13,420,931	13,334,169	13,217,831	13,090,418

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
See “Market Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
BBVA USA Bancshares, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BBVA USA Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
BBVA USA Bancshares, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BBVA USA Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Birmingham, Alabama
February 28, 2020

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In Thousands)
Assets:
Cash and due from banks	$1,149,734	$1,217,319
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	5,788,964	2,115,307
Cash and cash equivalents	6,938,698	3,332,626
Trading account assets	473,976	237,656
Debt securities available for sale	7,235,305	10,981,216
Debt securities held to maturity (fair value of $6,921,158 and $2,925,420 for 2019 and 2018, respectively)	6,797,046	2,885,613
Loans held for sale, at fair value	112,058	68,766
Loans	63,946,857	65,186,554
Allowance for loan losses	(920,993)	(885,242)
Net loans	63,025,864	64,301,312
Premises and equipment, net	1,087,698	1,152,958
Bank owned life insurance	750,224	736,171
Goodwill	4,513,296	4,983,296
Other assets	2,669,182	2,267,560
Total assets	$93,603,347	$90,947,174
Liabilities:
Deposits:
Noninterest bearing	$21,850,216	$20,183,876
Interest bearing	53,135,067	51,984,111
Total deposits	74,985,283	72,167,987
FHLB and other borrowings	3,690,044	3,987,590
Federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	173,028	102,275
Accrued expenses and other liabilities	1,368,403	1,176,793
Total liabilities	80,216,758	77,434,645
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 and 222,950,751 shares at December 31, 2019 and 2018, respectively	2,230	2,230
Surplus	14,043,727	14,545,849
Accumulated deficit	(917,227)	(1,107,198)
Accumulated other comprehensive loss	(1,072)	(186,848)
Total BBVA USA Bancshares, Inc. shareholder’s equity	13,357,133	13,483,508
Noncontrolling interests	29,456	29,021
Total shareholder’s equity	13,386,589	13,512,529
Total liabilities and shareholder’s equity	$93,603,347	$90,947,174
See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Interest income:
Interest and fees on loans	$3,097,640	$2,914,269	$2,447,293
Interest on debt securities available for sale	168,031	222,623	212,638
Interest on debt securities held to maturity	144,798	61,591	27,009
Interest on trading account assets	2,953	3,211	27,354
Interest and dividends on other earning assets	145,234	63,580	52,354
Total interest income	3,558,656	3,265,274	2,766,648
Interest expense:
Interest on deposits	778,156	517,290	299,317
Interest on FHLB and other borrowings	136,164	130,372	93,814
Interest on federal funds purchased and securities sold under agreements to repurchase	36,736	8,953	16,926
Interest on other short-term borrowings	567	2,081	26,424
Total interest expense	951,623	658,696	436,481
Net interest income	2,607,033	2,606,578	2,330,167
Provision for loan losses	597,444	365,420	287,693
Net interest income after provision for loan losses	2,009,589	2,241,158	2,042,474
Noninterest income:
Service charges on deposit accounts	250,367	236,673	222,110
Card and merchant processing fees	197,547	174,927	128,129
Investment services sales fees	115,446	112,652	109,214
Money transfer income	99,144	91,681	101,509
Investment banking and advisory fees	83,659	77,684	103,701
Asset management fees	45,571	43,811	40,465
Corporate and correspondent investment sales	38,561	51,675	38,052
Mortgage banking income	28,059	26,833	14,356
Bank owned life insurance	17,479	17,822	17,108
Investment securities gains, net	29,961	—	3,033
Other	230,150	223,151	268,298
Total noninterest income	1,135,944	1,056,909	1,045,975
Noninterest expense:
Salaries, benefits and commissions	1,181,934	1,154,791	1,131,971
Professional services	292,926	277,154	263,490
Equipment	256,766	257,565	247,891
Net occupancy	166,600	166,768	166,693
Money transfer expense	68,224	62,138	65,790
Marketing	55,164	48,866	52,220
FDIC insurance	27,703	67,550	64,890
Communications	21,782	30,582	20,554
Amortization of intangibles	—	5,104	10,099
Goodwill impairment	470,000	—	—
Securities impairment:
Other-than-temporary impairment	323	989	242
Less: non-credit portion recognized in other comprehensive income	108	397	—
Total securities impairment	215	592	242
Other	324,766	278,850	287,747
Total noninterest expense	2,866,080	2,349,960	2,311,587
Net income before income tax expense	279,453	948,107	776,862
Income tax expense	126,046	184,678	316,076
Net income	153,407	763,429	460,786
Less: net income attributable to noncontrolling interests	2,332	1,981	2,005
Net income attributable to BBVA USA Bancshares, Inc.	151,075	761,448	458,781
Less: preferred stock dividends	18,010	17,047	14,846
Net income attributable to common shareholder	$133,065	$744,401	$443,935
See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Net income	$153,407	$763,429	$460,786
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from debt securities available for sale	159,260	(2,128)	(14,946)
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	22,857	—	2,257
Net change in unrealized holding gains (losses) on debt securities available for sale	136,403	(2,128)	(17,203)
Change in unamortized net holding gains on debt securities held to maturity	7,794	7,016	3,944
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	(30,487)	—
Less: non-credit related impairment on debt securities held to maturity	82	303	—
Change in unamortized non-credit related impairment on debt securities held to maturity	607	799	991
Net change in unamortized holding gains (losses) on debt securities held to maturity	8,319	(22,975)	4,935
Unrealized holding gains (losses) arising during period from cash flow hedge instruments	86,310	30,940	(14,685)
Change in defined benefit plans	(9,820)	4,733	(2,200)
Other comprehensive income (loss), net of tax	221,212	10,570	(29,153)
Comprehensive income	374,619	773,999	431,633
Less: comprehensive income attributable to noncontrolling interests	2,332	1,981	2,005
Comprehensive income attributable to BBVA USA Bancshares, Inc.	$372,287	$772,018	$429,628
See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2016	$229,475	$2,230	$14,985,673	$(2,327,440)	$(168,252)	$29,021	$12,750,707
Net income	—	—	—	458,781	—	2,005	460,786
Other comprehensive loss, net of tax	—	—	—	—	(29,153)	—	(29,153)
Preferred stock dividends	—	—	(14,846)	—	—	(2,093)	(16,939)
Common stock dividends	—	—	(150,000)	—	—	—	(150,000)
Capital contribution	—	—	—	—	—	128	128
Vesting of restricted stock	—	—	(1,530)	—	—	—	(1,530)
Restricted stock retained to cover taxes	—	—	(689)	—	—	—	(689)
Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	761,448	—	1,981	763,429
Other comprehensive income, net of tax	—	—	—	—	10,570	—	10,570
Preferred stock dividends	—	—	(17,047)	—	—	(2,093)	(19,140)
Common stock dividends	—	—	(255,000)	—	—	—	(255,000)
Capital contribution	—	—	—	—	—	72	72
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	151,075	—	2,332	153,407
Other comprehensive income, net of tax	—	—	—	—	221,212	—	221,212
Preferred stock dividends	—	—	(18,010)	—	—	(2,093)	(20,103)
Issuance of common stock	—	—	802	—	—	—	802
Common stock dividends	—	—	(482,000)	—	—	—	(482,000)
Capital contribution	—	—	—	—	—	196	196
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, December 31, 2019	$229,475	$2,230	$14,043,727	$(917,227)	$(1,072)	$29,456	$13,386,589

(1)	Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Summary of Significant Accounting Policies, for additional information.

See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Operating Activities:
Net income	$153,407	$763,429	$460,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,491	267,640	254,126
Goodwill impairment	470,000	—	—
Securities impairment	215	592	242
Amortization of intangibles	—	5,104	10,099
Accretion of discount, loan fees and purchase market adjustments, net	(34,913)	(53,687)	(20,748)
Net change in FDIC indemnification liability	—	—	22
Gain on termination of FDIC shared loss agreement	—	—	(1,779)
Provision for loan losses	597,444	365,420	287,693
Net change in trading account assets	(236,320)	(17,160)	210,903
Net change in trading account liabilities	(29,486)	3,448	(110,468)
Originations and purchases of mortgage loans held for sale	(767,998)	(626,747)	(622,166)
Sale of mortgage loans held for sale	754,245	643,954	686,060
Deferred tax (benefit) expense	(27,197)	(5,418)	137,957
Investment securities gains, net	(29,961)	—	(3,033)
Net (gain) loss on sale of premises and equipment	(5,218)	1,103	(1,210)
Net (gain) loss on sale of loans	(1,179)	—	527
Gain on sale of mortgage loans held for sale	(29,539)	(18,863)	(25,576)
Net loss (gain) on sale of other real estate and other assets	1,691	(90)	2,103
Increase (decrease) in other assets	64,289	(320,369)	(239,400)
(Decrease) increase in other liabilities	(84,020)	122,538	96,147
Net cash provided by operating activities	1,057,951	1,130,894	1,122,285
Investing Activities:
Proceeds from sales of debt securities available for sale	2,442,176	—	210,906
Proceeds from prepayments, maturities and calls of debt securities available for sale	5,005,812	3,831,344	2,729,136
Purchases of debt securities available for sale	(3,555,480)	(3,752,847)	(4,018,878)
Proceeds from sales of equity securities	184,814	906,430	381,787
Purchases of equity securities	(189,039)	(869,469)	(426,061)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	427,237	390,847	170,170
Purchases of debt securities held to maturity	(4,351,535)	(1,211,424)	(6,233)
Purchases of trading securities	—	—	(372,497)
Proceeds from sales of trading securities	—	—	3,085,698
Net change in loan portfolio	(695,625)	(4,148,848)	(2,002,438)
Purchase of premises and equipment	(135,635)	(138,997)	(126,953)
Proceeds from sale of premises and equipment	10,466	5,732	13,521
Proceeds from sales of loans	1,374,809	293,996	204,585
Payments to FDIC for covered assets	—	—	(2,832)
Net cash paid to the FDIC for termination of shared loss agreements	—	—	(131,603)
Proceeds from settlement of BOLI policies	4,513	4,321	6,492
Cash payments for premiums of BOLI policies	(26)	(34)	(35)
Proceeds from sales of other real estate owned	27,922	23,407	30,717
Net cash provided by (used in) investing activities	550,409	(4,665,542)	(254,518)
Financing Activities:
Net increase in total deposits	2,833,454	2,931,466	1,964,905
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	70,753	82,684	(19,461)
Net decrease in other short-term borrowings	—	(17,996)	(2,784,981)
Proceeds from FHLB and other borrowings	4,436,995	23,323,916	13,095,563
Repayment of FHLB and other borrowings	(4,790,234)	(23,280,212)	(12,103,301)
Vesting of restricted stock	(2,914)	(712)	(1,530)
Restricted stock grants retained to cover taxes	—	—	(689)
Capital contribution for non-controlling interest	196	72	128
Preferred dividends paid	(20,103)	(19,140)	(16,939)
Issuance of common stock	802	—	—
Common dividends paid	(482,000)	(255,000)	(150,000)
Net cash provided by (used in) financing activities	2,046,949	2,765,078	(16,305)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,655,309	(769,570)	851,462
Cash, cash equivalents and restricted cash at beginning of year	3,501,380	4,270,950	3,419,488
Cash, cash equivalents and restricted cash at end of year	$7,156,689	$3,501,380	$4,270,950
See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
Nature of Operations
BBVA USA Bancshares, Inc., headquartered in Houston, Texas, is a wholly owned subsidiary of BBVA.
The Bank, the Company's largest subsidiary, headquartered in Birmingham, Alabama, operates banking centers in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. The Bank operates under the brand name BBVA USA, which is a trade name and trademark of BBVA USA Bancshares, Inc.
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2019, 2018 and 2017. All intercompany accounts and transactions and balances have been eliminated in consolidation.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relate to the allowance for loan losses and goodwill impairment. Actual results could differ from those estimates.
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
The Company has evaluated the effect of this correction on prior interim and annual periods' consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior annual period is materially misstated. In addition, the Company has considered the effect of this correction on the Company's December 31, 2018 financial results, and concluded that the impact on these periods was not material.

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
It is the general policy of the Company to stop accruing interest income and apply subsequent interest payments as principal reductions when any commercial, industrial, commercial real estate or construction loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security, or the loan is accounted for under ASC Subtopic 310-30. Accrual of interest income on consumer loans, including residential real estate loans, is generally suspended when any payment of principal or interest is more than 90 days delinquent or when foreclosure proceedings have been initiated or repossession of the underlying collateral has occurred. When a loan is placed on a nonaccrual status, any interest previously accrued but not collected is reversed against current interest income unless the fair value of the collateral for the loan is sufficient to cover the accrued interest.
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
For consumer loans, except for credit cards, the estimate of loss based on pools of loans with similar characteristics is also made by applying a PD and a LGD factor. The PD factor considers current credit scores unless the account is delinquent over 60 days, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. The historical time frame currently used for both PDs and LGDs is 10 years. The allowance for loan losses for credit cards is estimated based on historical loss experience which uses historical average net charge-off rates.
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
The Company has made a policy election to not apply the recognition requirements of ASC 842 to all short-term leases. Instead, the short-term lease payments will be recognized in the income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. As a practical expedient, the Company has also made a policy election to not separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
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
If, after considering all relevant events and circumstances, the Company determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is not necessary. If the Company elects to bypass the qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, a goodwill impairment test is performed. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The Company has defined its reporting unit structure to include: Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking. Each of the defined reporting units was tested for impairment as of October 31, 2019. See Note 7, Goodwill, for a further discussion.

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

•
Money transfer income - Money transfer income represents income from the Parent’s wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer income is recognized as transactions occur.

•
Asset management, retail investment, and commissions fees - Asset management, retail investment, and commissions fees consists of fees generated from money management transactions and treasury management services, along with mutual fund and annuity sales fee income. Revenue from trade execution and brokerage services is earned through commissions from trade execution on behalf of clients. Revenue from these transactions is recognized at the trade date. Any ongoing service fees are recognized on a monthly basis as services are performed. Trust and asset management services include asset custody and investment management services provided to individual and institutional customers. Revenue is recognized monthly based on a minimum annual fee, and the market value of assets in custody. Additional fees are recognized for transactional activity. Insurance revenue is earned through commissions on insurance sales and earned at a point in time. These revenues are recorded in asset management fees and investment services sales fees within non-interest income in the Company's Consolidated Statements of Income.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The new legislation included a decrease in the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Under ASC Topic 740, Income Taxes, the effects of the changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In December 2017, the SEC issued SAB 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company completed its analysis within the measurement period in accordance with SAB 118 and adjusted the provisional amounts in 2018 when it filed its federal tax return for the tax year 2017.
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
The Company applies the proportional amortization method in accounting for its qualified Low Income Housing Tax Credit investments. This method recognizes the amortization of the investment as a component of income tax expense. At December 31, 2019 and 2018, net Low Income Housing Tax Credit investments were $542 million and $516 million, respectively, and are included in other assets on the Company's Consolidated Balance Sheets.
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
See Note 6, Leases, for the required disclosures in accordance with this ASU.
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
The Company adopted these ASUs on January 1, 2019. The adoption of these standards did not have a material impact on the financial condition or results of operations of the Company. The adoption resulted in an immaterial cumulative effect adjustment to the opening balance of retained earnings. For additional information on the Company’s derivative and hedging activities, see Note 13, Derivatives and Hedging.
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
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The ASU should be applied using a prospective method.  The Company elected to early adopt this standard in connection with the annual goodwill assessment performed as of October 31, 2019. As such, the Company recorded a $470 million goodwill impairment within the Corporate and Investment Banking reporting unit which represented the amount by which the carrying amount exceeded the Corporate and Investment Banking reporting unit’s fair value. For additional information on the Company’s goodwill impairment test, see Note 7, Goodwill.
(2) Debt Securities Available for Sale and Debt Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of debt securities available for sale and debt securities held to maturity.

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$3,145,331	$16,888	$34,694	$3,127,525
Agency mortgage-backed securities	1,322,432	12,444	9,019	1,325,857
Agency collateralized mortgage obligations	2,783,003	7,744	9,622	2,781,125
States and political subdivisions	757	41	—	798
Total	$7,251,523	$37,117	$53,335	$7,235,305
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,287,049	$53,399	$—	$1,340,448
Collateralized mortgage obligations:
Agency	4,846,862	82,105	16,568	4,912,399
Non-agency	37,705	5,923	1,154	42,474
Asset-backed securities and other	52,355	1,266	2,017	51,604
States and political subdivisions	573,075	8,652	7,494	574,233
Total	$6,797,046	$151,345	$27,233	$6,921,158

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,525,902	$13,000	$107,435	$5,431,467
Agency mortgage-backed securities	2,156,872	9,402	36,453	2,129,821
Agency collateralized mortgage obligations	3,492,538	4,021	77,580	3,418,979
States and political subdivisions	886	63	—	949
Total	$11,176,198	$26,486	$221,468	$10,981,216
Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$2,089,860	$26,988	$10,338	$2,106,510
Non-agency	46,834	7,198	1,129	52,903
Asset-backed securities and other	61,304	2,346	471	63,179
States and political subdivisions	687,615	18,545	3,332	702,828
Total	$2,885,613	$55,077	$15,270	$2,925,420
At December 31, 2019, approximately $2.7 billion of debt securities were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB advances and for other purposes as required or permitted by law.
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but meet the definition of a debt security within ASC Topic 320, Investments – Debt Securities.
At December 31, 2019, approximately 99.99% of the debt securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies.

The following table discloses the fair value and the gross unrealized losses of the Company’s available for sale securities and held to maturity securities that were in a loss position at December 31, 2019 and 2018. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$59,496	$208	$819,360	$34,486	$878,856	$34,694
Agency mortgage-backed securities	245,191	851	592,312	8,168	837,503	9,019
Agency collateralized mortgage obligations	880,485	4,768	579,679	4,854	1,460,164	9,622
Total	$1,185,172	$5,827	$1,991,351	$47,508	$3,176,523	$53,335

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$1,633,667	$16,568	$—	$—	$1,633,667	$16,568
Non-agency	18,075	617	5,401	537	23,476	1,154
Asset-backed securities and other	40,876	1,396	8,962	621	49,838	2,017
States and political subdivisions	154,695	2,198	52,490	5,296	207,185	7,494
Total	$1,847,313	$20,779	$66,853	$6,454	$1,914,166	$27,233

	December 31, 2018
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$338	$1	$3,879,564	$107,434	$3,879,902	$107,435
Agency mortgage-backed securities	68,404	279	1,533,156	36,174	1,601,560	36,453
Agency collateralized mortgage obligations	116,052	132	2,710,008	77,448	2,826,060	77,580
Total	$184,794	$412	$8,122,728	$221,056	$8,307,522	$221,468

Debt securities held to maturity:
Collateralized mortgage obligations:
Agency	$—	$—	$845,512	$10,338	$845,512	$10,338
Non-agency	3,715	71	13,195	1,058	16,910	1,129
Asset-backed securities and other	6,911	87	5,994	384	12,905	471
States and political subdivisions	116,925	2,148	118,834	1,184	235,759	3,332
Total	$127,551	$2,306	$983,535	$12,964	$1,111,086	$15,270
As indicated in the previous table, at December 31, 2019, the Company held certain debt securities in unrealized loss positions. The Company does not have the intent to sell these securities and believes it is not more likely than not that it will be required to sell these securities before their anticipated recovery.

Management does not believe that any individual unrealized loss in the Company’s debt securities available for sale or held to maturity portfolios, presented in the preceding tables, represents an OTTI at either December 31, 2019 or 2018, other than those noted below.
The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Balance, at beginning of year	$23,416	$22,824	$22,582
Reductions for securities paid off during the period (realized)	—	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—	242
Additions for the credit component on debt securities in which OTTI was previously recognized	215	592	—
Balance, at end of year	$23,631	$23,416	$22,824
During the years ended December 31, 2019, 2018 and 2017, OTTI recognized on held to maturity debt securities totaled $215 thousand, $592 thousand and $242 thousand, respectively. The debt securities impacted by credit impairment consist of held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

	Amortized Cost	Fair Value
December 31, 2019	(In Thousands)
Debt securities available for sale:
Maturing within one year	$425,086	$424,972
Maturing after one but within five years	2,160,151	2,174,394
Maturing after five but within ten years	66,435	67,153
Maturing after ten years	494,416	461,804
	3,146,088	3,128,323
Agency mortgage-backed securities and agency collateralized mortgage obligations	4,105,435	4,106,982
Total	$7,251,523	$7,235,305

Debt securities held to maturity:
Maturing within one year	$49,378	$50,235
Maturing after one but within five years	1,219,396	1,265,741
Maturing after five but within ten years	453,000	461,764
Maturing after ten years	190,705	188,545
	1,912,479	1,966,285
Agency and non-agency collateralized mortgage obligations	4,884,567	4,954,873
Total	$6,797,046	$6,921,158

The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Gross gains	$29,961	$—	$3,033
Gross losses	—	—	—
Net realized gains	$29,961	$—	$3,033
At December 31, 2019 and 2018 there were $28 million and $33 million, respectively, of unrealized losses, net of tax related to debt securities transferred from available for sale to held to maturity in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.
(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	December 31,
	2019	2018
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$24,432,238	$26,562,319
Real estate – construction	2,028,682	1,997,537
Commercial real estate – mortgage	13,861,478	13,016,796
Total commercial loans	40,322,398	41,576,652
Consumer loans:
Residential real estate – mortgage	13,533,954	13,422,156
Equity lines of credit	2,592,680	2,747,217
Equity loans	244,968	298,614
Credit card	1,002,365	818,308
Consumer direct	2,338,142	2,553,588
Consumer indirect	3,912,350	3,770,019
Total consumer loans	23,624,459	23,609,902
Total loans	$63,946,857	$65,186,554
Total loans includes unearned income totaling $224.9 million and $258.6 million at December 31, 2019 and 2018, respectively; and unamortized deferred costs totaling $376.6 million and $380.2 million at December 31, 2019 and 2018, respectively.
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
At December 31, 2019, approximately $13.7 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Covered	Total Loans
	(In Thousands)
Year Ended December 31, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$—	$885,242
Provision for loan losses	173,271	6,123	3,424	414,626	—	597,444
Loans charged-off	(171,507)	(2,597)	(19,600)	(466,946)	—	(660,650)
Loan recoveries	13,118	2,670	13,336	69,833	—	98,957
Net (charge-offs) recoveries	(158,389)	73	(6,264)	(397,113)	—	(561,693)
Ending balance	$408,197	$118,633	$99,089	$295,074	$—	$920,993
Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760
Provision (credit) for loan losses	44,403	(8,431)	(3,216)	332,664	—	365,420
Loans charged off	(83,017)	(3,867)	(17,821)	(295,999)	—	(400,704)
Loan recoveries	11,294	6,602	13,110	46,760	—	77,766
Net (charge-offs) recoveries	(71,723)	2,735	(4,711)	(249,239)	—	(322,938)
Ending balance	$393,315	$112,437	$101,929	$277,561	$—	$885,242
Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$458,580	$116,937	$119,484	$143,292	$—	$838,293
Provision (credit) for loan losses	49,528	6,195	(874)	232,875	(31)	287,693
Loans charged off	(106,570)	(9,983)	(21,287)	(221,212)	—	(359,052)
Loan recoveries	19,097	4,984	12,533	39,181	31	75,826
Net (charge-offs) recoveries	(87,473)	(4,999)	(8,754)	(182,031)	31	(283,226)
Ending balance	$420,635	$118,133	$109,856	$194,136	$—	$842,760

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The table below provides a summary of the allowance for loan losses and related loan balances by portfolio.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total Loans
	(In Thousands)
December 31, 2019
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$88,164	$13,255	$22,775	$2,638	$126,832
Collectively evaluated for impairment	320,033	105,378	76,314	292,436	794,161
Total allowance for loan losses	$408,197	$118,633	$99,089	$295,074	$920,993
Loans:
Ending balance of loans:
Individually evaluated for impairment	$238,653	$78,301	$155,728	$13,362	$486,044
Collectively evaluated for impairment	24,193,585	15,811,859	16,215,874	7,239,495	63,460,813
Total loans	$24,432,238	$15,890,160	$16,371,602	$7,252,857	$63,946,857

December 31, 2018
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$73,072	$6,283	$26,008	$1,880	$107,243
Collectively evaluated for impairment	320,243	106,154	75,921	275,681	777,999
Total allowance for loan losses	$393,315	$112,437	$101,929	$277,561	$885,242
Loans:
Ending balance of loans:
Individually evaluated for impairment	$386,282	$85,250	$153,342	$5,135	$630,009
Collectively evaluated for impairment	26,176,037	14,929,083	16,314,645	7,136,780	64,556,545
Total loans	$26,562,319	$15,014,333	$16,467,987	$7,141,915	$65,186,554

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on individually evaluated impaired loans, by loan class.

	December 31, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$51,203	$52,991	$—	$187,450	$249,486	$88,164
Real estate – construction	—	—	—	5,972	5,979	850
Commercial real estate – mortgage	46,232	51,286	—	26,097	27,757	12,405
Residential real estate – mortgage	—	—	—	111,623	111,623	8,974
Equity lines of credit	—	—	—	15,466	15,472	10,896
Equity loans	—	—	—	28,639	29,488	2,905
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	11,601	13,596	1,903
Consumer indirect	—	—	—	1,761	1,761	735
Total loans	$97,435	$104,277	$—	$388,609	$455,162	$126,832

	December 31, 2018
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$162,011	$196,316	$—	$224,271	$262,947	$73,072
Real estate – construction	—	—	—	138	138	6
Commercial real estate – mortgage	45,628	48,404	—	39,484	44,463	6,277
Residential real estate – mortgage	—	—	—	104,787	104,787	8,711
Equity lines of credit	—	—	—	16,012	16,016	13,334
Equity loans	—	—	—	32,543	33,258	3,963
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	4,715	4,715	1,473
Consumer indirect	—	—	—	420	420	407
Total loans	$207,639	$244,720	$—	$422,370	$466,744	$107,243

The following table presents information on individually evaluated impaired loans, by loan class.

	Years Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$344,940	$2,160	$293,841	$1,379	$426,809	$947
Real estate – construction	854	9	8,600	7	1,874	11
Commercial real estate – mortgage	78,889	807	81,989	870	72,692	1,071
Residential real estate – mortgage	108,606	2,681	108,094	2,658	115,583	2,676
Equity lines of credit	15,641	649	17,413	748	21,458	871
Equity loans	30,158	1,079	34,290	1,180	38,090	1,312
Credit card	—	—	—	—	—	—
Consumer direct	7,467	458	2,766	59	1,629	27
Consumer indirect	683	1	641	5	1,553	10
Total loans	$587,238	$7,844	$547,634	$6,906	$679,688	$6,925
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
The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	December 31, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,319,645	$1,979,310	$13,547,273
Special Mention	543,928	67	168,679
Substandard	488,813	49,305	134,420
Doubtful	79,852	—	11,106
	$24,432,238	$2,028,682	$13,861,478

	December 31, 2018
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$25,395,640	$1,971,852	$12,620,421
Special Mention	412,129	12,372	215,322
Substandard	631,706	13,313	170,303
Doubtful	122,844	—	10,750
	$26,562,319	$1,997,537	$13,016,796

	Consumer
	December 31, 2019
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,381,709	$2,553,000	$236,122	$979,569	$2,313,082	$3,870,839
Nonperforming	152,245	39,680	8,846	22,796	25,060	41,511
	$13,533,954	$2,592,680	$244,968	$1,002,365	$2,338,142	$3,912,350

	December 31, 2018
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,248,822	$2,707,289	$287,392	$801,297	$2,535,724	$3,742,394
Nonperforming	173,334	39,928	11,222	17,011	17,864	27,625
	$13,422,156	$2,747,217	$298,614	$818,308	$2,553,588	$3,770,019

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$29,273	$16,462	$6,692	$268,288	$1,456	$322,171	$24,110,067	$24,432,238
Real estate – construction	7,603	2	571	8,041	72	16,289	2,012,393	2,028,682
Commercial real estate – mortgage	5,325	5,458	6,576	98,077	3,414	118,850	13,742,628	13,861,478
Residential real estate – mortgage	72,571	21,909	4,641	147,337	57,165	303,623	13,230,331	13,533,954
Equity lines of credit	15,766	6,581	1,567	38,113	—	62,027	2,530,653	2,592,680
Equity loans	2,856	1,028	195	8,651	23,770	36,500	208,468	244,968
Credit card	11,275	9,214	22,796	—	—	43,285	959,080	1,002,365
Consumer direct	33,658	20,703	18,358	6,555	12,438	91,712	2,246,430	2,338,142
Consumer indirect	83,966	28,430	9,730	31,781	—	153,907	3,758,443	3,912,350
Total loans	$262,293	$109,787	$71,126	$606,843	$98,315	$1,148,364	$62,798,493	$63,946,857

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$17,257	$11,784	$8,114	$400,389	$18,926	$456,470	$26,105,849	$26,562,319
Real estate – construction	218	8,849	544	2,851	116	12,578	1,984,959	1,997,537
Commercial real estate – mortgage	11,678	3,375	2,420	110,144	3,661	131,278	12,885,518	13,016,796
Residential real estate – mortgage	80,366	29,852	5,927	167,099	57,446	340,690	13,081,466	13,422,156
Equity lines of credit	14,007	5,109	2,226	37,702	—	59,044	2,688,173	2,747,217
Equity loans	3,471	843	180	10,939	26,768	42,201	256,413	298,614
Credit card	9,516	7,323	17,011	—	—	33,850	784,458	818,308
Consumer direct	37,336	19,543	13,336	4,528	2,684	77,427	2,476,161	2,553,588
Consumer indirect	100,434	32,172	9,791	17,834	—	160,231	3,609,788	3,770,019
Total loans	$274,283	$118,850	$59,549	$751,486	$109,601	$1,313,769	$63,872,785	$65,186,554
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.

Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2019, $25 million of TDR modifications included an interest rate concession and $73 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2018, $28 million of TDR modifications included an interest rate concession and $119 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2017, $7 million of TDR modifications included an interest rate concession and $246 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	December 31, 2019		December 31, 2018		December 31, 2017
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	15	$29,293	8	$122,182	26	$232,511
Real estate – construction	1	119	2	307	—	—
Commercial real estate – mortgage	7	21,419	4	4,072	3	1,223
Residential real estate – mortgage	118	28,269	73	14,851	66	15,714
Equity lines of credit	9	478	11	289	41	1,858
Equity loans	17	1,141	25	2,687	30	1,246
Credit card	—	—	—	—	—	—
Consumer direct	286	15,583	16	2,158	—	—
Consumer indirect	154	1,878	—	—	14	209
Covered loans	—	—	—	—	2	103
The impact to the allowance for loan losses related to modifications classified as TDRs was approximately $21.0 million, $11.2 million and $27.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Years Ended December 31,
	2019		2018		2017
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—	1	$686
Real estate – construction	—	—	—	—	—	—
Commercial real estate – mortgage	1	599	—	—	—	—
Residential real estate – mortgage	2	455	7	834	1	505
Equity lines of credit	—	—	—	—	—	—
Equity loans	2	151	6	358	2	51
Credit card	—	—	—	—	—	—
Consumer direct	6	2,757	1	5	—	—
Consumer indirect	—	—	—	—	1	22
Covered loans	—	—	—	—	—	—
All commercial and consumer loans modified in a TDR are considered to be impaired, even if they maintain their accrual status.
At December 31, 2019 and 2018, there were $43.8 million and $54.2 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned, a component of other assets in the Company's Consolidated Balance Sheets, totaled $22 million and $17 million at December 31, 2019 and 2018, respectively. Other real estate owned included $14 million of foreclosed residential real estate properties at both December 31, 2019 and 2018. As of December 31, 2019 and 2018, there were $57 million and $62 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4) Loan Sales and Servicing
Loans held for sale were $112 million and $69 million at December 31, 2019 and 2018, respectively. Loans held for sale at December 31, 2019 and 2018 were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	2019	2018	2017
	(In Thousands)
Loans transferred from held for investment to held for sale	$1,196,883	$—	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—
Loans and loans held for sale sold	1,113,371	293,996	204,058
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	2019	2018	2017
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$724,706	$625,091	$660,484
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	29,539	18,863	25,576
Servicing fees recognized (3)	10,896	11,213	10,841

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Net gains were recorded in mortgage banking income in the Company's Consolidated Statements of Income.

(3)
Beginning in 2018, recorded as a component of mortgage banking in the Company's Consolidated Statements of Income. 2017 servicing fees are recorded as a component of other noninterest income in the Company's Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	December 31, 2019	December 31, 2018
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,534,202	$4,588,273
MSRs (2)	42,022	51,539

(1)	These loans are not included in loans on the Company's Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Consolidated Balance Sheets.
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

The following table is an analysis of the activity in the Company’s MSRs.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Carrying value, at beginning of year	$51,539	$49,597	$51,428
Additions	6,639	6,874	7,098
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(7,552)	6,985	2,233
Due to other changes in fair value (1)	(8,604)	(11,917)	(11,162)
Carrying value, at end of year	$42,022	$51,539	$49,597

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 19, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At December 31, 2019 and 2018, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	December 31,
	2019	2018
	(Dollars in Thousands)
Fair value of MSRs	$42,022	$51,539
Composition of residential loans serviced for others:
Fixed rate mortgage loans	98.1%	97.7%
Adjustable rate mortgage loans	1.9	2.3
Total	100.0%	100.0%
Weighted average life (in years)	4.6	6.6
Prepayment speed:	16.9%	7.4%
Effect on fair value of a 10% increase	(2,906)	(1,432)
Effect on fair value of a 20% increase	(5,043)	(2,778)
Weighted average option adjusted spread	6.4%	6.5%
Effect on fair value of a 10% increase	(1,159)	(1,627)
Effect on fair value of a 20% increase	(1,812)	(3,116)
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

(5) Premises and Equipment
A summary of the Company’s premises and equipment is presented below.

	December 31,
	2019	2018
	(In Thousands)
Land	$297,039	$300,955
Buildings	580,911	601,344
Furniture, fixtures and equipment	425,794	431,631
Software	1,035,892	990,187
Leasehold improvements	203,776	193,944
Construction / projects in progress	128,816	90,845
	2,672,228	2,608,906
Less: Accumulated depreciation and amortization	1,584,530	1,455,948
Total premises and equipment	$1,087,698	$1,152,958
The Company recognized $189.0 million, $198.4 million and $194.3 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2019, 2018 and 2017, respectively.
(6) Leases
The following table summarizes the Company’s lease portfolio classification and respective right-of-use asset balances and lease liability balances which are included in other assets and accrued expenses and other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

	December 31, 2019
	Finance	Operating	Total
	(In Thousands)
Right-of-use asset	$8,566	$272,279	$280,845
Lease liability balance	12,339	313,398	325,737
The table below presents information about the Company's total lease costs which include amounts recognized on the Company’s Consolidated Statements of Income during the period.

December 31,
2019
(In Thousands)
Interest on lease liabilities	$608
Amortization of right-of-use assets	1,323
Finance lease cost	1,931
Operating lease cost	48,316
Variable lease cost	16,537
Sublease income	(6,812)
Total lease cost	$59,972
The Company incurred lease expense of $86.8 million and $84.3 million for the years ended December 31, 2018 and 2017, respectively. The Company received lease income of $7.7 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively, related to space leased to third parties.

The table below presents supplemental cash flow information arising from lease transactions and noncash information on lease liabilities arising from obtaining right-of-use assets.

December 31,
2019
(In Thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$54,020
Operating cash flows from finance leases	608
Financing cash flows from finance leases	1,589
Right-of-use assets obtained in exchange for lease obligations
Operating leases	35,315
Finance leases	—
The weighted-average remaining lease term and discount rates at December 31, 2019 were as follows:

	Finance	Operating	Total
Weighted-average remaining lease term	8.5 years	9.9 years	9.8 years
Weighted-average discount rate	4.7%	3.3%	3.4%
The following table provides the annual undiscounted future minimum payments under finance and noncanceable operating leases at December 31, 2019:

	Finance	Operating	Total
	(In Thousands)
2020	$2,233	$54,817	$57,050
2021	2,143	51,204	53,347
2022	1,923	46,458	48,381
2023	1,501	40,604	42,105
2024	1,410	31,667	33,077
Thereafter	5,696	141,558	147,254
Total	$14,906	$366,308	$381,214
At December 31, 2019 the Company had no additional operating or finance leases that had not yet commenced that would create significant rights and obligations for the Company as a lessee.
The table below presents a reconciliation of the undiscounted cash flows to the finance lease liabilities and operating lease liabilities.

	December 31, 2019
	Finance	Operating	Total
	(In Thousands)
Total undiscounted lease liability	$14,906	$366,308	$381,214
Less: imputed interest	2,567	52,910	55,477
Total discounted lease liability	$12,339	$313,398	$325,737

(7) Goodwill
A summary of the activity related to the Company’s goodwill follows.

	Years Ended December 31,
	2019	2018
	(In Thousands)
Balance, at beginning of year
Goodwill	$9,835,400	$9,835,400
Accumulated impairment losses	(4,852,104)	(4,852,104)
Goodwill, net at beginning of year	4,983,296	4,983,296
Annual activity:
Goodwill acquired during the year	—	—
Disposition adjustments	—	—
Impairment losses	(470,000)	—
Balance, at end of year
Goodwill	9,835,400	9,835,400
Accumulated impairment losses	(5,322,104)	(4,852,104)
Goodwill, net at end of year	$4,513,296	$4,983,296
Goodwill is allocated to each of the Company's segments (each a reporting unit: Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking).
At December 31, 2019 and 2018, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows:

	Years Ended December 31,
	2019	2018
	(In Thousands)
Commercial Banking and Wealth	$2,659,830	$2,659,830
Retail Banking	1,427,660	1,427,660
Corporate and Investment Banking	425,806	895,806
Through December 31, 2019, the Company had recognized accumulated goodwill impairment losses of $2.5 billion, $1.4 billion, and $719 million within the Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $784 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
In accordance with the applicable accounting guidance, the Company performs annual tests to identify potential impairment of goodwill. The tests are required to be performed annually and more frequently if events or circumstances indicate a potential impairment may exist. The Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The estimated fair value of the reporting unit is determined using a blend of both income and market approaches.
The Company completed its annual goodwill impairment test as of October 31, 2019. The 2019 annual test indicated a goodwill impairment of $470 million within the Corporate and Investment Banking reporting unit resulting in the Company recording a goodwill impairment charge of the same amount in 2019. The primary causes of the goodwill impairment in the Corporate and Investment Banking reporting unit were economic and industry conditions, volatility in the market capitalization of U.S. banks, and management's downward revisions to projections that resulted in the fair value of the reporting unit being less than the reporting unit's carrying value. During the years ended December 31, 2018 and 2017, the Company recognized no goodwill impairment charges.

The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations could result in significant differences in the results of the impairment tests.
(8) Deposits
Time deposits of $250,000 or less totaled $8.0 billion at December 31, 2019, while time deposits of more than $250,000 totaled $4.0 billion. At December 31, 2019, the scheduled maturities of time deposits were as follows.

(In Thousands)
2020	$11,400,712
2021	457,119
2022	76,441
2023	81,947
2024	31,801
Thereafter	5,409
Total	$12,053,429
At December 31, 2019 and 2018, demand deposit overdrafts reclassified to loans totaled $17 million and $16 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2019, the Company also had $7.7 billion of standby letters of credit issued by the FHLB to secure public deposits.
(9) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2019
Federal funds purchased	$—	—%	$746	$5,060
Securities sold under agreements to repurchase	173,028	1.70	857,176	1,198,822
Total	173,028		857,922	1,203,882
Other short-term borrowings	—	—	14,963	69,446
Total short-term borrowings	$173,028		$872,885	$1,273,328
As of and for the year ended
December 31, 2018
Federal funds purchased	$—	—%	$82	$2,000
Securities sold under agreements to repurchase	102,275	3.73	109,770	183,511
Total	102,275		109,852	185,511
Other short-term borrowings	—	—	68,423	159,004
Total short-term borrowings	$102,275		$178,275	$344,515

(10) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings including maturities and interest rates as of December 31, 2019.

		December 31,
	Maturity Dates	2019	2018
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 2.57%)	2021	$120,000	$120,000
Fixed rate (weighted average rate of 3.31%)	2024-2025	59,892	410,116
Total FHLB advances		179,892	530,116
Senior notes and subordinated debentures:
2.88% senior notes	2022	750,000	750,000
3.50% senior notes	2021	700,000	700,000
2.75% senior notes	2019	—	600,000
2.50% senior notes	2024	600,000	—
2.62% senior notes	2021	450,000	450,000
3.88% subordinated debentures	2025	700,000	700,000
5.50% subordinated debentures	2020	227,764	227,764
5.90% subordinated debentures	2026	71,086	71,086
Fair value of hedged senior notes and subordinated debentures		26,975	(22,349)
Net unamortized discount		(15,673)	(19,027)
Total senior notes and subordinated debentures		3,510,152	3,457,474
Total FHLB and other borrowings		$3,690,044	$3,987,590
In August 2019, the Bank issued $600 million aggregate principal amount of its 2.50% unsecured senior notes due 2024.
During 2018, the Bank issued $700 million aggregate principal amount of its 3.50% unsecured senior notes due 2021, and $450 million aggregate principal amount of its floating rate unsecured senior notes due 2021.
The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged senior notes and subordinated debentures as well as unamortized discounts and premiums, as of December 31, 2019.

	FHLB Advances	Senior Notes and Subordinated Debentures
	(In Thousands)
Maturing:
2020	$—	$229,185
2021	120,000	1,158,432
2022	—	750,637
2023	—	—
2024	55,066	588,356
Thereafter	4,826	783,542
Total	$179,892	$3,510,152
(11) Shareholder's Equity
Series A Preferred Stock
In December 2015, the Company completed the sale of 1,150 shares of its Floating Non-Cumulative Perpetual

Preferred Stock, Series A at a per share price of $200,000 to BBVA. As the sole holder of the Series A Preferred Stock, BBVA will be entitled to receive dividend payments only when, and if declared by the Company’s Board of Directors or a duly authorized committee thereof. Any such dividends will be payable from the date of original issue at a floating rate per annum equal to the three-month U.S. dollar LIBOR as determined on the relevant dividend determination date plus 5.24%. Any such dividends will be payable on a non-cumulative basis, quarterly in arrears on March 1, June 1, September 1 and December 1, commencing March 1, 2016. Payment of dividends on the Series A Preferred Stock is subject to certain legal, regulatory and other restrictions. Redemption is solely at the Company's option. The Company may, at its option, redeem the Series A Preferred Stock (i) in whole or in part, from time to time, on any dividend payment date on or after December 1, 2022 or (ii) in whole but not in part at any time within 90 days of certain changes to regulatory capital requirements.
At both December 31, 2019 and 2018, the carrying amount of the Series A Preferred Stock, including related surplus, net of issuance costs was approximately $229 million.
Class B Preferred Stock
In December 2000, a subsidiary of the Bank issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $22 million at both December 31, 2019 and 2018, and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock qualifies as Tier 1 capital under Federal Reserve guidelines. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

	December 31, 2019
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from debt securities available for sale	$208,725	$49,465	$159,260
Less: reclassification adjustment for net gains on sale of debt securities in net income	29,961	7,104	22,857
Net change in unrealized gains on debt securities available for sale	178,764	42,361	136,403
Change in unamortized net holding gains on debt securities held to maturity	10,144	2,350	7,794
Less: non-credit related impairment on debt securities held to maturity	108	26	82
Change in unamortized non-credit related impairment on debt securities held to maturity	781	174	607
Net change in unamortized holding gains on debt securities held to maturity	10,817	2,498	8,319
Unrealized holding gains arising during period from cash flow hedge instruments	113,359	27,049	86,310
Change in defined benefit plans	(12,932)	(3,112)	(9,820)
Other comprehensive income	$290,008	$68,796	$221,212

	December 31, 2018
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding losses arising during period from debt securities available for sale	$(2,925)	$(797)	$(2,128)
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—
Net change in unrealized losses on debt securities available for sale	(2,925)	(797)	(2,128)
Change in unamortized net holding gains on debt securities held to maturity	9,120	2,104	7,016
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(39,904)	(9,417)	(30,487)
Less: non-credit related impairment on debt securities held to maturity	397	94	303
Change in unamortized non-credit related impairment on debt securities held to maturity	1,036	237	799
Net change in unamortized holding losses on debt securities held to maturity	(30,145)	(7,170)	(22,975)
Unrealized holding gains arising during period from cash flow hedge instruments	46,406	15,466	30,940
Change in defined benefit plans	6,142	1,409	4,733
Other comprehensive income	$19,478	$8,908	$10,570

	December 31, 2017
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive loss:
Unrealized holding losses arising during period from debt securities available for sale	$(20,089)	$(5,143)	$(14,946)
Less: reclassification adjustment for net gains on sale of debt securities in net income	3,033	776	2,257
Net change in unrealized losses on debt securities available for sale	(23,122)	(5,919)	(17,203)
Change in unamortized net holding gains on debt securities held to maturity	5,076	1,132	3,944
Less: non-credit related impairment on debt securities held to maturity	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	1,556	565	991
Net change in unamortized holding gains on debt securities held to maturity	6,632	1,697	4,935
Unrealized holding losses arising during period from cash flow hedge instruments	(35,768)	(21,083)	(14,685)
Change in defined benefit plans	(3,501)	(1,301)	(2,200)
Other comprehensive loss	$(55,759)	$(26,606)	$(29,153)

Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2017	$(132,821)	$(24,765)	$(34,228)	$(5,591)	$(197,405)
Cumulative effect of adoption of ASU 2016-01	(13)	—	—	—	(13)
	$(132,834)	$(24,765)	$(34,228)	$(5,591)	$(197,418)
Other comprehensive loss before reclassifications	(32,615)	(4,394)	—	(303)	(37,312)
Amounts reclassified from accumulated other comprehensive income	7,016	35,334	4,733	799	47,882
Net current period other comprehensive income (loss)	(25,599)	30,940	4,733	496	10,570
Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)

Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income (loss) before reclassifications	159,260	83,903	—	(82)	243,081
Amounts reclassified from accumulated other comprehensive income (loss)	(15,063)	2,407	(9,820)	607	(21,869)
Net current period other comprehensive income (loss)	144,197	86,310	(9,820)	525	221,212
Balance, December 31, 2019	$(40,080)	$91,445	$(46,666)	$(5,771)	$(1,072)

(1)	Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Summary of Significant Accounting Policies, for additional information.

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)			Consolidated Statement of Income Caption
	December 31, 2019	December 31, 2018	December 31, 2017
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$29,961	$—	$3,033	Investment securities gains, net
	(10,144)	(9,120)	(5,076)	Interest on debt securities held to maturity
	19,817	(9,120)	(2,043)
	(4,754)	2,104	356	Income tax (expense) benefit
	$15,063	$(7,016)	$(1,687)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$(2,214)	$(45,027)	$3,496	Interest and fees on loans
	(948)	(1,288)	(2,441)	Interest on FHLB and other borrowings
	(3,162)	(46,315)	1,055
	755	10,981	(622)	Income tax benefit (expense)
	$(2,407)	$(35,334)	$433	Net of tax

Defined Benefit Plan Adjustment	$12,932	$(6,142)	$3,501	(2)
	(3,112)	1,409	(1,301)	Income tax (expense) benefit
	$9,820	$(4,733)	$2,200	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(781)	$(1,036)	$(1,556)	Interest on debt securities held to maturity
	174	237	565	Income tax benefit
	$(607)	$(799)	$(991)	Net of tax

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, for additional details).

(13) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet financing needs of its customers and reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision to not offset derivative fair value amounts under master netting agreements. See Note 1, Summary of Significant Accounting Policies, for additional information on the Company’s accounting policies related to derivative instruments and hedging activities. For derivatives cleared through central clearing houses the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures and there is no fair value presented for these contracts. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Consolidated Balance Sheets on a gross basis.

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,623,950	$10,633	$354	$2,923,950	$13,479	$28,479
Total fair value hedges		10,633	354		13,479	28,479
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	10,000,000	—	—	1,500,000	2,367	—
Swaps related to FHLB advances	120,000	—	2,864	120,000	—	1,938
Foreign currency contracts:
Forwards related to currency fluctuations	2,597	102	—	5,272	174	—
Total cash flow hedges		102	2,864		2,541	1,938
Total derivatives designated as hedging instruments		$10,735	$3,218		$16,020	$30,417

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$289,990	$148	$514	$166,641	$187	$1,021
Option contracts related to mortgage servicing rights	60,000	38	—	—	—	—
Interest rate lock commitments	146,941	3,088	—	91,395	2,012	—
Equity contracts:
Purchased equity option related to equity-linked CDs	152,130	4,460	—	450,660	14,185	—
Written equity option related to equity-linked CDs	128,620	—	3,765	389,030	—	12,434
Foreign exchange contracts:
Forwards related to commercial loans	443,493	167	3,872	413,127	1,565	1,109
Spots related to commercial loans	48,626	7	68	19,911	24	2
Swap associated with sale of Visa, Inc. Class B shares	161,904	—	5,904	111,466	—	3,706
Futures contracts (3)	2,110,000	—	—	3,223,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	35,503,973	313,573	97,881	34,436,223	149,269	130,704
Foreign exchange contracts for customers	1,039,507	22,766	20,678	1,140,665	19,465	17,341
Total trading account assets and liabilities		336,339	118,559		168,734	148,045
Total free-standing derivative instruments not designated as hedging instruments		$344,247	$132,682		$186,707	$166,317

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

Hedging Derivatives
The Company uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. For those financial instruments that qualify and are designated as a hedging relationship, either a fair value hedge or cash flow hedge, the effect of interest rate movements on the hedged assets or liabilities will generally be offset by the change in fair value of the derivative instrument. See Note 1, Summary of Significant Accounting Policies, for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
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
The Company recognized no gains or losses for the years ended December 31, 2019, 2018 and 2017 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2019, the fair value hedges had a weighted average expected remaining term of 3.3 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of the money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2019, 2018 and 2017.
At December 31, 2019, cash flow hedges not terminated had a net fair value of $(3) million and a weighted average life of 3.2 years. Net gains of $23.5 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.1 years.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Year Ended December 31, 2019
Total amounts presented in the consolidated statements of income	$3,097,640	$136,164

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(2,659)
Recognized on derivatives	—	54,504
Recognized on hedged items	—	(51,682)
Net income (expense) recognized on fair value hedges	$—	$163

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(2,214)	$(948)
Net income (expense) recognized on cash flow hedges	$(2,214)	$(948)

Year Ended December 31, 2018
Total amounts presented in the consolidated statements of income	$2,914,269	$130,372

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$3,510
Recognized on derivatives	—	(19,952)
Recognized on hedged items	—	19,124
Net income (expense) recognized on fair value hedges	$—	$2,682

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(45,027)	$(1,288)
Net income (expense) recognized on cash flow hedges	$(45,027)	$(1,288)

Year Ended December 31, 2017
Total amounts presented in the consolidated statements of income	$2,447,293	$93,814

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$29,483
Recognized on derivatives	—	(33,092)
Recognized on hedged items	—	34,839
Net income (expense) recognized on fair value hedges	—	31,230

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$3,496	$(2,441)
Net income (expense) recognized on cash flow hedges	$3,496	$(2,441)

(1)	See Note 12, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Consolidated Balance Sheets in fair value hedging relationships.

	December 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,483,177	$25,092	$1,883
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
The Company enters into forward and option contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking income in the Company’s Consolidated Statements of Income.
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

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2019	2018	2017
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(1,288)	$(194)	$123
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	469	(790)	(2,030)
Interest rate lock commitments	Mortgage banking income	1,076	(404)	24
Interest rate contracts for customers	Corporate and correspondent investment sales	24,128	35,326	29,155
Option contracts related to mortgage servicing rights	Mortgage banking income	929	(38)	(605)
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(9,725)	(27,144)	(18,704)
Written equity option related to equity-linked CDs	Other expense	8,669	24,524	18,581
Foreign currency contracts:
Swap and forward contracts related to commercial loans	Other income	(275)	36,353	(38,885)
Spot contracts related to commercial loans	Other income	1,542	(3,898)	5,512
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	15,404	16,232	10,451
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2019, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $336 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no material net credit losses associated with derivative instruments classified as trading for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions have credit risk of $11 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2019 and 2018, the Company had recorded the right to reclaim cash collateral of $150 million and $97 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $12 million and $22 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2019 was $47 million for which the Company has collateral requirements of $45 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2019, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2018 was $24 million for which the Company had collateral requirements of $23 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2018, the Company’s collateral requirements to its counterparties would have increased by $1 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2019
Derivative financial assets:
Subject to a master netting arrangement	$41,390	$—	$41,390	$—	$5,860	$35,530
Not subject to a master netting arrangement	313,592	—	313,592	—	—	313,592
Total derivative financial assets	$354,982	$—	$354,982	$—	$5,860	$349,122

Derivative financial liabilities:
Subject to a master netting arrangement	$94,979	$—	$94,979	$—	$94,979	$—
Not subject to a master netting arrangement	40,921	—	40,921	—	—	40,921
Total derivative financial liabilities	$135,900	$—	$135,900	$—	$94,979	$40,921

December 31, 2018
Derivative financial assets:
Subject to a master netting arrangement	$82,168	$—	$82,168	$—	$18,932	$63,236
Not subject to a master netting arrangement	120,559	—	120,559	—	—	120,559
Total derivative financial assets	$202,727	$—	$202,727	$—	$18,932	$183,795

Derivative financial liabilities:
Subject to a master netting arrangement	$99,579	$—	$99,579	$—	$96,917	$2,662
Not subject to a master netting arrangement	97,155	—	97,155	—	—	97,155
Total derivative financial liabilities	$196,734	$—	$196,734	$—	$96,917	$99,817

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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2019
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$656,504	$477,590	$178,914	$178,914	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$650,618	$477,590	$173,028	$173,028	$—	$—

December 31, 2018
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$246,844	$136,897	$109,947	$109,947	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$239,172	$136,897	$102,275	$102,275	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
	(In Thousands)
December 31, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies securities	$321,310	$—	$—	$305,750	$627,060
Mortgage-backed securities	—	—	23,558	—	23,558
Total	$321,310	$—	$23,558	$305,750	$650,618

December 31, 2018
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies securities	$190,650	$—	$—	$—	$190,650
Mortgage-backed securities	—	—	48,522	—	48,522
Total	$190,650	$—	$48,522	$—	$239,172
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company mitigates the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At December 31, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $648 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $644 million. At December 31, 2018, the fair value of collateral received related to securities purchased under agreements to resell was $251 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $247 million.
(15) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit.

	December 31,
	2019	2018
	(In Thousands)
Commitments to extend credit	$27,725,965	$28,827,897
Standby and commercial letters of credit	996,830	1,249,205
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At December 31, 2019 and 2018, the recorded amount of these deferred fees was $7 million and $8 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2019, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $997 million. At December 31, 2019 and 2018, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet of $67 million and $66 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At December 31, 2019 and 2018, the amount of potential recourse was $18 million and $19 million, respectively, of which the Company had reserved $693 thousand and $793 thousand, respectively, which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At both December 31, 2019 and 2018, the Company recorded $1.2 million of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold.
Low Income Housing Tax Credit Partnerships
The Company has committed to make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments will be to facilitate the sale of additional affordable housing product offerings and to assist in achieving goals associated with the Community Reinvestment Act, and to achieve a satisfactory return on capital. The total unfunded commitment associated with these investments at December 31, 2019 and 2018 were $171 million and $175 million, respectively, and were recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
Forward Starting Reverse Repurchase Agreements and Forward Starting Repurchase Agreements.
The Company enters into securities purchased under agreements to resell and securities sold under agreements to repurchase that settle at a future date, generally within three business days. At December 31, 2019 the Company had no forward starting reverse repurchase agreements and forward starting repurchase agreements of $450 million. The Company had no forward starting reverse repurchase agreements or forwarding starting repurchase agreements at December 31, 2018.
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

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At December 31, 2019, the Company had accrued legal reserves in the amount of $23 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $76 million. This estimated range of reasonably possible losses is based on information available at December 31, 2019. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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

At December 31, 2019, the Company and the Bank, remain above the applicable U.S. regulatory capital requirements. Under the U.S. Basel III capital rule, the current minimum required regulatory capital ratios under Transition Requirements to which the Company and the Bank were subject are as follows:

	2019 (1)	2018 (2)
CET1 Risk-Based Capital Ratio	7.000%	6.375%
Tier 1 Risk-Based Capital Ratio	8.500	7.875
Total Risk-Based Capital Ratio	10.500	9.875
Tier 1 Leverage Ratio	4.000	4.000

(1)	At December 31, 2019, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 2.500%.

(2)	At December 31, 2018, under transition requirements, the CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 1.875%.
The following table presents the Transitional Basel III regulatory capital ratios at December 31, 2019 and 2018 for the Company and the Bank.

	Amount		Ratios
	2019	2018	2019	2018
	(Dollars in Thousands)
Risk-based capital
CET1:
BBVA USA Bancshares, Inc.	$8,615,357	$8,457,585	12.49%	12.00%
BBVA USA	7,916,278	7,741,203	11.56	11.03
Tier 1:
BBVA USA Bancshares, Inc.	8,849,557	8,691,785	12.83	12.33
BBVA USA	7,920,478	7,745,403	11.56	11.04
Total:
BBVA USA Bancshares, Inc.	10,332,023	10,216,625	14.98	14.49
BBVA USA	9,549,373	9,440,037	13.94	13.45
Leverage:
BBVA USA Bancshares, Inc.	8,849,557	8,691,785	9.70	10.03
BBVA USA	7,920,478	7,745,403	8.98	9.11
Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $2.0 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2019; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2019 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances approximated $4.5 billion and $2.2 billion for the years ended December 31, 2019 and 2018, respectively.

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
The following tables summarize the Company’s defined benefit pension plan.
Obligations and Funded Status

	Years Ended December 31,
	2019	2018
	(In Thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$334,290	$363,852
Service cost	550	509
Interest cost	12,862	11,565
Actuarial (gain) loss	46,375	(27,137)
Benefits paid	(15,051)	(14,499)
Benefit obligation, at end of year	379,026	334,290
Change in plan assets:
Fair value of plan assets, at beginning of year	328,795	348,925
Actual return on plan assets	45,176	(5,631)
Employer contribution	3,000	—
Benefits paid	(15,051)	(14,499)
Fair value of plan assets, at end of year	361,920	328,795

Funded status	(17,106)	(5,495)
Net actuarial loss	43,125	31,193
Net amount recognized	$26,019	$25,698
Amounts recognized on the Company’s Consolidated Balance Sheets consist of:

	December 31,
	2019	2018
	(In Thousands)
Accrued expenses and other liabilities	$(17,106)	$(5,495)
Deferred tax – other assets	10,264	7,402
Accumulated other comprehensive loss	32,861	23,791
Net amount recognized	$26,019	$25,698
The accumulated benefit obligation for the Company’s defined benefit pension plan was $379 million and $334 million at December 31, 2019 and 2018, respectively. The Company anticipates amortizing $226 thousand of the actuarial loss from accumulated other comprehensive income over the next twelve months.

The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income are as follows.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Service cost	$550	$509	$3,542
Interest cost	12,862	11,565	11,685
Expected return on plan assets	(10,733)	(9,529)	(10,087)
Recognized actuarial loss	—	259	—
Net periodic benefit cost	$2,679	$2,804	$5,140
The following table provides additional information related to the Company’s defined benefit pension plan.

	Years Ended December 31,
	2019	2018
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$9,070	$23,791

Weighted average assumption used to determine benefit obligation at December 31:
Discount rate	3.24%	4.23%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate - benefit obligations	4.23%	3.57%
Discount rate - interest cost	3.94%	3.25%
Expected return on plan assets	3.33%	2.79%
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
Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2020	$15,776
2021	16,985
2022	18,119
2023	19,008
2024	19,697
2025-2029	106,357
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2019 and include benefits attributable to estimated future employee service.

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
The following table presents the fair value of the Company’s defined benefit pension plan assets.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2019
Assets:
Cash and cash equivalents	$19,137	$19,137	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	219,667	194,079	25,588	—
Corporate bonds	123,116	—	123,116	—
Total fixed income securities	342,783	194,079	148,704	—
Fair value of plan assets	$361,920	$213,216	$148,704	$—

December 31, 2018
Assets:
Cash and cash equivalents	$19,680	$19,680	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	215,877	199,452	16,425	—
States and political subdivisions	5,615	—	5,615	—
Corporate bonds	87,623	—	87,623	—
Total fixed income securities	309,115	199,452	109,663	—
Fair value of plan assets	$328,795	$219,132	$109,663	$—
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
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $33 million and $30 million at December 31, 2019 and 2018, respectively, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans was $1.8 million for both the years ended December 31, 2019 and 2018, and $1.5 million for the year ended December 31, 2017. At December 31, 2019 and 2018, the Company had $12.2 million and $9.5 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.
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
In aggregate, the Company recognized $43.0 million, $41.3 million, and $38.1 million of expense recorded in salaries, benefits and commissions in the Company's Consolidated Statements of Income related to this defined contribution plan for the years ended December 31, 2019, 2018, and 2017, respectively.
(18) Income Taxes
Income tax expense consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Current income tax expense:
Federal	$131,390	$161,375	$158,531
State	21,853	28,721	19,588
Total	153,243	190,096	178,119
Deferred income tax expense (benefit):
Federal	(23,335)	(1,925)	141,093
State	(3,862)	(3,493)	(3,136)
Total	(27,197)	(5,418)	137,957
Total income tax expense	$126,046	$184,678	$316,076

Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax earnings for the following reasons:

	Years Ended December 31,
	2019		2018		2017
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$58,685	21.0%	$199,103	21.0%	$271,902	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(41,289)	(14.8)	(41,272)	(4.4)	(56,814)	(7.3)
FDIC insurance	5,818	2.1	13,782	1.5	—	—
Bank owned life insurance	(3,663)	(1.3)	(3,743)	(0.4)	(5,988)	(0.8)
Goodwill impairment	98,700	35.3	—	—	—	—
State income tax, net of federal income taxes	15,217	5.4	18,170	1.9	14,118	1.8
Revaluation of net deferred tax assets (1)	—	—	(8,577)	(0.9)	121,244	15.7
Income tax credits (2)	(10,168)	(3.6)	8,133	0.9	(25,635)	(3.3)
Change in valuation allowance	(913)	(0.3)	1,017	0.1	(1,167)	(0.2)
Other	3,659	1.3	(1,935)	(0.2)	(1,584)	(0.2)
Income tax expense	$126,046	45.1%	$184,678	19.5%	$316,076	40.7%

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

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into legislation, which reduced the corporate tax rate from 35% to 21% effective January 1, 2018. ASC Topic 740, Income Taxes, requires the effect of a change in tax laws or rates to be recognized as of the date of enactment. The Company has recorded tax expense of $121.2 million, primarily due to the remeasurement of deferred tax assets and liabilities at the federal tax rate of 21% for the year ended December 31, 2017. The Company adjusted the provisional amounts in 2018 when it filed its federal tax return for the tax year 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

	December 31,
	2019	2018
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$216,449	$205,433
Lease ROU liability	73,958	—
Accrued expenses	85,212	85,283
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	289	69,483
Other real estate owned	941	241
Nonaccrual interest	22,737	19,472
Federal net operating loss carryforwards	3,956	3,962
Other	30,689	37,306
Gross deferred taxes	434,231	421,180
Valuation allowance	(8,852)	(11,974)
Total deferred tax assets	425,379	409,206
Deferred tax liabilities:
Premises and equipment	127,649	138,486
Lease ROU asset	64,252	—
Core deposit and other acquired intangibles	8,077	7,203
Capitalized loan costs	34,907	35,129
Loan valuation	5,729	6,513
Other	17,038	12,559
Total deferred tax liabilities	257,652	199,890
Net deferred tax asset	$167,727	$209,316
As of December 31, 2019 and 2018, the Company has approximately zero and $49 thousand, respectively, of federal net operating loss carryforwards for future utilization.
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2019 and 2018. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $4.0 million against the assets at both December 31, 2019 and 2018.
Additionally, the Company has state net operating loss carryforwards of approximately $182.0 million and $215.0 million at December 31, 2019 and 2018, respectively.  These state net operating losses expire in years 2020 through 2038.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $4.9 million and $8.0 million at December 31, 2019 and 2018, respectively, related to these state net operating loss carryforwards.

The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Unrecognized income tax benefits, at beginning of year	$7,191	$14,916	$13,615
Increases for tax positions related to:
Prior years	—	215	414
Current year	2,871	2,887	2,196
Decreases for tax positions related to:
Prior years	(348)	(111)	—
Current year	—	—	—
Settlement with taxing authorities	—	(8,617)	—
Expiration of applicable statutes of limitation	(2,445)	(2,099)	(1,309)
Unrecognized income tax benefits, at end of year	$7,269	$7,191	$14,916
During the years ended December 31, 2019, 2018 and 2017, the Company recognized benefits of $19 thousand, $772 thousand and $872 thousand, respectively, for interest and penalties related to the unrecognized tax benefits noted above. At December 31, 2019 and 2018, the Company had approximately $507 thousand and $527 thousand, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2019, 2018 and 2017 were $7.3 million, $7.2 million and $14.9 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2016-2019
Various states (1)	2015-2019
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.
It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $1 million in 2020 due to statute expiration and audit settlement.
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
At both December 31, 2019 and 2018, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net gains (losses) of $999 thousand, $596 thousand and $748 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2019, 2018, and 2017, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $469 thousand, $(790) thousand and $(2.0) million for the years ended December 31, 2019, 2018, and 2017, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2019
Residential mortgage loans held for sale	$112,058	$108,345	$3,713
December 31, 2018
Residential mortgage loans held for sale	$68,766	$66,052	$2,714
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
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$137,637	$137,637	$—	$—
Interest rate contracts	313,573	—	313,573	—
Foreign exchange contracts	22,766	—	22,766	—
Total trading account assets	473,976	137,637	336,339	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	3,127,525	2,598,471	529,054	—
Agency mortgage-backed securities	1,325,857	—	1,325,857	—
Agency collateralized mortgage obligations	2,781,125	—	2,781,125	—
States and political subdivisions	798	—	798	—
Total debt securities available for sale	7,235,305	2,598,471	4,636,834	—
Loans held for sale	112,058	—	112,058	—
Derivative assets:
Interest rate contracts	13,907	38	10,781	3,088
Equity contracts	4,460	—	4,460	—
Foreign exchange contracts	276	—	276	—
Total derivative assets	18,643	38	15,517	3,088
Other assets:
Equity securities	19,038	19,038	—	—
MSR	42,022	—	—	42,022
SBIC	119,475	—	—	119,475
Liabilities:
Trading account liabilities:
Interest rate contracts	$97,881	$—	$97,881	$—
Foreign exchange contracts	20,678	—	20,678	—
Total trading account liabilities	118,559	—	118,559	—
Derivative liabilities:
Interest rate contracts	3,732	—	3,732	—
Equity contracts	3,765	—	3,765	—
Foreign exchange contracts	3,940	—	3,940	—
Total derivative liabilities	11,437	—	11,437	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
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
There were no transfers between Levels 1 or 2 of the fair value hierarchy for the years ended December 31, 2019 and 2018. It is the Company’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2017	$2,416	$49,597	$45,042
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(404)	(4,932)	3,961
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	31,071
Issuances	—	6,874	—
Sales	—	—	—
Settlements	—	—	—
Balance, December 31, 2018	$2,012	$51,539	$80,074
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2018	$(404)	$(4,932)	$3,961

Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	1,076	(16,156)	21,936
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	17,465
Issuances	—	6,639	—
Sales	—	—	—
Settlements	—	—	—
Balance, December 31, 2019	$3,088	$42,022	$119,475
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2019	$1,076	$(16,156)	$21,936

(1)	Included in noninterest income in the Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2019 and 2018 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$2,177	$—	$—	$2,177	$(215)
Impaired loans (1)	484	—	—	484	(143,024)
OREO	21,583	—	—	21,583	(5,614)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$4,380	$—	$—	$4,380	$(592)
Impaired loans (1)	57,968	—	—	57,968	(62,317)
OREO	16,869	—	—	16,869	(3,019)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts	$3,088	Discounted cash flow	Closing ratios (pull-through)	16.8% - 100.0% (60.1%)
			Cap grids	0.5% - 2.5% (0.9%)
Other assets - MSRs	42,022	Discounted cash flow	Option adjusted spread	6.0% - 9.0% (6.4%)
			Constant prepayment rate or life speed	0.0% - 80.0% (14.6%)
			Cost to service	$65 - $4,000 ($90)
Other assets - SBIC investments	119,475	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$2,177	Discounted cash flow	Prepayment rate	13.7% - 14.7% (14.2%)
			Default rate	3.1% - 4.9% (4.0%)
			Loss severity	50.3% - 61.9% (56.1%)
Impaired loans	484	Appraised value	Appraised value	0.0% - 70.0% (9.7%)
OREO	21,583	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2018	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts	$2,012	Discounted cash flow	Closing ratios (pull-through)	15.0% - 99.6% (61.5%)
			Cap grids	0.5% - 3.1% (1.0%)
Other assets - MSRs	51,539	Discounted cash flow	Option adjusted spread	6.3% - 8.5% (6.5%)
			Constant prepayment rate or life speed	0.0% - 43.6% (9.6%)
			Cost to service	$65 - $4,000 ($84)
Other assets - SBIC investments	80,074	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$4,380	Discounted cash flow	Prepayment rate	8.4%
			Default rate	9.4%
			Loss severity	83.5%
Impaired loans	57,968	Appraised value	Appraised value	0.0% - 70.0% (14.6%)
OREO	16,869	Appraised value	Appraised value	8.0% (1)

(1)	Represents discounts to appraised value for estimated costs to sell.

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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,938,698	$6,938,698	$6,938,698	$—	$—
Debt securities held to maturity	6,797,046	6,921,158	1,340,448	4,912,399	668,311
Loans, net	63,025,864	60,869,662	—	—	60,869,662
Liabilities:
Deposits	$74,985,283	$75,024,350	$—	$75,024,350	$—
FHLB and other borrowings	3,690,044	3,721,949	—	3,721,949	—
Federal funds purchased and securities sold under agreements to repurchase	173,028	173,028	—	173,028	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$3,332,626	$3,332,626	$3,332,626	$—	$—
Debt securities held to maturity	2,885,613	2,925,420	—	2,106,510	818,910
Loans, net	64,301,312	61,186,996	—	—	61,186,996
Liabilities:
Deposits	$72,167,987	$72,175,418	$—	$72,175,418	$—
FHLB and other borrowings	3,987,590	3,935,945	—	3,935,945	—
Federal funds purchased and securities sold under agreements to repurchase	102,275	102,275	—	102,275	—

(20) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$955,655	$592,747	$458,660
Net income taxes paid	111,688	146,016	164,875
Supplemental schedule of noncash investing and financing activities:
Transfer of loans and loans held for sale to OREO	$34,327	$22,908	$28,986
Transfer of loans to loans held for sale	1,196,883	—	—
Transfer of available for sale debt securities to held to maturity debt securities	—	1,017,275	—
Issuance of restricted stock, net of cancellations	—	—	(689)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash and cash equivalents	$6,938,698	$3,332,626	$4,082,826
Restricted cash in other assets	217,991	168,754	188,124
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,156,689	$3,501,380	$4,270,950
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
At December 31, 2019, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.

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
The following table presents the segment information for the Company’s segments.

	December 31, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,158,173	$1,310,274	$128,599	$(112,866)	$122,853	$2,607,033
Allocated provision (credit) for loan losses	212,038	305,772	39,753	(693)	40,574	597,444
Noninterest income	258,133	489,041	197,470	45,107	146,193	1,135,944
Noninterest expense	704,326	1,227,194	156,328	20,487	757,745	2,866,080
Net income (loss) before income tax expense (benefit)	499,942	266,349	129,988	(87,553)	(529,273)	279,453
Income tax expense (benefit)	104,988	55,933	27,297	(18,386)	(43,786)	126,046
Net income (loss)	394,954	210,416	102,691	(69,167)	(485,487)	153,407
Less: net income attributable to noncontrolling interests	547	—	—	1,624	161	2,332
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$394,407	$210,416	$102,691	$(70,791)	$(485,648)	$151,075
Average total assets	$39,932,741	$19,132,653	$7,773,995	$19,156,849	$8,297,184	$94,293,422

	December 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,351,510	$1,472,751	$189,074	$(71,823)	$(334,934)	$2,606,578
Allocated provision (credit) for loan losses	71,136	220,240	(57,700)	(1,177)	132,921	365,420
Noninterest income	246,166	455,582	159,991	20,123	175,047	1,056,909
Noninterest expense	680,109	1,173,619	155,404	22,809	318,019	2,349,960
Net income (loss) before income tax expense (benefit)	846,431	534,474	251,361	(73,332)	(610,827)	948,107
Income tax expense (benefit)	177,751	112,240	52,786	(15,400)	(142,699)	184,678
Net income (loss)	668,680	422,234	198,575	(57,932)	(468,128)	763,429
Less: net income (loss) attributable to noncontrolling interests	358	—	—	1,655	(32)	1,981
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$668,322	$422,234	$198,575	$(59,587)	$(468,096)	$761,448
Average total assets	$38,726,839	$18,688,884	$8,295,416	$16,173,962	$7,690,936	$89,576,037

	December 31, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,117,073	$1,203,255	$144,312	$88,016	$(222,489)	$2,330,167
Allocated provision for loan losses	70,748	192,499	6,906	—	17,540	287,693
Noninterest income	216,068	449,782	183,439	22,660	174,026	1,045,975
Noninterest expense	628,971	1,195,758	148,754	24,921	313,183	2,311,587
Net income (loss) before income tax expense (benefit)	633,422	264,780	172,091	85,755	(379,186)	776,862
Income tax expense (benefit)	221,698	92,673	60,232	30,014	(88,541)	316,076
Net income (loss)	411,724	172,107	111,859	55,741	(290,645)	460,786
Less: net income attributable to noncontrolling interests	299	—	—	1,685	21	2,005
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$411,425	$172,107	$111,859	$54,056	$(290,666)	$458,781
Average total assets	$36,070,626	$18,072,367	$10,073,583	$15,475,864	$7,665,858	$87,358,298
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
Funds transfer pricing was used in the determination of net interest income earned primarily on loans and deposits. The method employed for funds transfer pricing is a matched funding concept whereby lines of business which are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. Provision for loan losses is allocated to each segment based on internal management accounting policies for the allowance for loan losses and the related provision which differs from the policies for consolidated purposes. The difference between the consolidated provision for loan losses and the segments'

provision for loan losses is reflected in Corporate Support and Other. Costs for centrally managed operations are generally allocated to the lines of business based on the utilization of services provided or other appropriate indicators. Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing services to, customers. Results of operations for the business segments reflect these fee sharing allocations. Capital is allocated to the lines of business based upon the underlying risks in each business considering economic and regulatory capital standards.
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. Unless noted otherwise, the 2018 and 2017 segment information has been revised to conform to the 2019 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(22) Revenue from Contracts with Customers
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Year Ended December 31, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$50,618	$192,870	$6,879	$—	$250,367
Card and merchant processing fees	36,668	145,642	—	15,237	197,547
Investment services sales fees	115,446	—	—	—	115,446
Money transfer income	—	—	—	99,144	99,144
Investment banking and advisory fees	—	—	83,659	—	83,659
Asset management fees	45,571	—	—	—	45,571
	248,303	338,512	90,538	114,381	791,734
Other revenues (1)	9,830	150,529	106,932	76,919	344,210
Total noninterest income	$258,133	$489,041	$197,470	$191,300	$1,135,944
(1) Other revenues primarily relate to revenues not derived from contracts with customers.

	Year Ended December 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$46,498	$183,335	$6,840	$—	$236,673
Card and merchant processing fees	29,474	132,454	—	12,999	174,927
Investment services sales fees	112,652	—	—	—	112,652
Money transfer income	—	—	—	91,681	91,681
Investment banking and advisory fees	—	—	77,684	—	77,684
Asset management fees	43,811	—	—	—	43,811
	232,435	315,789	84,524	104,680	737,428
Other revenues (1)	13,731	139,793	75,467	90,490	319,481
Total noninterest income	$246,166	$455,582	$159,991	$195,170	$1,056,909
(1) Other revenues primarily relate to revenues not derived from contracts with customers.

	Year Ended December 31, 2017
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$46,771	$169,243	$6,096	$—	$222,110
Card and merchant processing fees	657	118,087	—	9,385	128,129
Investment services sales fees	109,214	—	—	—	109,214
Money transfer income	—	—	—	101,509	101,509
Investment banking and advisory fees	—	—	103,701	—	103,701
Asset management fees	40,465	—	—	—	40,465
	197,107	287,330	109,797	110,894	705,128
Other revenues (1)	18,961	162,452	73,642	85,792	340,847
Total noninterest income	$216,068	$449,782	$183,439	$196,686	$1,045,975
(1) Other revenues primarily relate to revenues not derived from contracts with customers.
(23) Parent Company Financial Statements
The condensed financial information for BBVA USA Bancshares, Inc. (Parent company only) is presented as follows:
Parent Company Balance Sheets

	December 31,
	2019	2018
	(In Thousands)
Assets:
Cash and cash equivalents	$217,765	$238,763
Debt securities available for sale	250,000	249,833
Investments in subsidiaries:
Banks	12,428,503	12,537,511
Non-banks	460,264	451,813
Other assets	73,663	52,102
Total assets	$13,430,195	$13,530,022
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$73,062	$46,514
Shareholder’s equity	13,357,133	13,483,508
Total liabilities and shareholder’s equity	$13,430,195	$13,530,022

Parent Company Statements of Income

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Income:
Dividends from banking subsidiaries	$445,000	$305,000	$400,000
Dividends from non-bank subsidiaries	13,356	—	112
Other	5,320	7,731	6,333
Total income	463,676	312,731	406,445
Expense:
Salaries and employee benefits	994	3,980	3,898
Other	12,840	8,781	10,603
Total expense	13,834	12,761	14,501
Income before income tax benefit and equity in undistributed earnings of subsidiaries	449,842	299,970	391,944
Income tax expense (benefit)	2,215	(1,255)	(979)
Income before equity in undistributed earnings of subsidiaries	447,627	301,225	392,923
Equity in undistributed (losses) earnings of subsidiaries	(296,552)	460,223	65,858
Net income	$151,075	$761,448	$458,781
Other comprehensive income (loss) (1)	221,212	10,570	(29,153)
Comprehensive income	$372,287	$772,018	$429,628

(1)	See Consolidated Statement of Comprehensive Income detail.

Parent Company Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(In Thousands)
Operating Activities:
Net income	$151,075	$761,448	$458,781
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,229	1,257	1,272
Equity in undistributed losses (earnings) of subsidiaries	296,552	(460,223)	(65,858)
Increase in other assets	(6,050)	(878)	(3,827)
Increase in accrued expenses and other liabilities	8,960	4,085	11,406
Net cash provided by operating activities	451,766	305,689	401,774
Investing Activities:
Purchases of debt securities available for sale	(3,493,942)	(2,194,278)	(99,991)
Sales and maturities of debt securities available for sale	3,495,000	2,155,000	90,000
Purchase of premises and equipment	(377)	(3)	(955)
Contributions to subsidiaries	28,677	(31,109)	(69,317)
Net cash provided by (used in) investing activities	29,358	(70,390)	(80,263)
Financing Activities:
Repayment of other borrowings	—	—	(100,537)
Vesting of restricted stock	(2,914)	(712)	(1,530)
Restricted stock grants retained to cover taxes	—	—	(689)
Issuance of common stock	802	—	—
Dividends paid	(500,010)	(272,047)	(164,846)
Net cash used in financing activities	(502,122)	(272,759)	(267,602)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,998)	(37,460)	53,909
Cash, cash equivalents and restricted cash at beginning of year	238,763	276,223	222,314
Cash, cash equivalents and restricted cash at end of year	$217,765	$238,763	$276,223

(24) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2019, 2018 and 2017.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.4 billion and $4.1 billion as of December 31, 2019 and 2018, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	December 31,
	2019	2018
	(In Thousands)
Derivative contracts:
Fair value hedges	$(354)	$(24,839)
Cash flow hedges	102	174
Free-standing derivative instruments not designated as hedging instruments	(9,688)	23,378
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

	December 31,
	2019	2018
	(In Thousands)
Securities purchased under agreements to resell	$178,914	$109,947
Securities sold under agreements to repurchase	16,596	—
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. BSI also had a $150 million line of credit with BBVA that was initiated on August 1, 2014. This agreement was terminated on July 13, 2017. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2019. At both December 31, 2019 and December 31, 2018 there was no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $50 thousand, $309 thousand, and $931 thousand for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in interest on other short term borrowings within the Company's Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $30.1 million, $49.7 million, and $45.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is recorded as a component of noninterest income within the Company's Consolidated Statements of Income. Expenses associated with these agreements were $38.6 million, $31.5 million, and $28.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are recorded as a component of noninterest expense within the Company's Consolidated Statements of Income.

Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both December 31, 2019 and 2018, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the years ended December 31, 2019 and 2018, the Company paid $18.0 million and $17.0 million, respectively, of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the year ended December 31, 2019 the Company transferred to loans held for sale and subsequently sold $1.2 billion of commercial loans to BBVA, S.A. New York Branch. The Company recognized a gain on the sale of these loans of $778 thousand.
During the year ended December 31, 2018, the Company sold, without recourse, loans of approximately $165 million to BBVA, S.A. New York Branch. The sale resulted in no gain or loss.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
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
For the years ended December 31, 2019 and 2018, professional services were performed by KPMG, LLP. The following table sets forth the aggregate fees paid to KPMG LLP by the Company.

	Years Ended December 31,
	2019	2018
Audit fees (1)	$5,299,765	$4,664,765
Audit related fees (2)	270,015	270,015
Tax fees (3)	—	—
All other fees	—	—
Total fees	$5,569,780	$4,934,780

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

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data File.
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

Date: February 28, 2020	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Javier Rodriguez Soler	Director, President and Chief Executive Officer (principal executive officer)	February 28, 2020
Javier Rodriguez Soler

/s/ Kirk P. Pressley	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2020
Kirk P. Pressley

/s/ Jonathan W. Pennington	Executive Vice President and Controller (principal accounting officer)	February 28, 2020
Jonathan W. Pennington

/s/ J. Terry Strange	Director, Chairman of the Board of Directors	February 28, 2020
J. Terry Strange

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	February 28, 2020
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	February 28, 2020
Eduardo Aguirre, Jr.

/s/ Carin Marcy Barth	Director	February 28, 2020
Carin Marcy Barth

/s/ Shelaghmichael C. Brown	Director	February 28, 2020
Shelaghmichael C. Brown

/s/ Onur Genç	Director	February 28, 2020
Onur Genç

/s/ Javier Hernández	Director	February 28, 2020
Javier Hernández

/s/ Juan Asúa	Director	February 28, 2020
Juan Asúa

/s/ Charles E. McMahen	Director	February 28, 2020
Charles E. McMahen

/s/ Jorge Sáenz-Azcúnaga	Director	February 28, 2020
Jorge Sáenz-Azcúnaga

/s/ Lee Quincy Vardaman	Director	February 28, 2020
Lee Quincy Vardaman

/s/ Mario Max Yzaguirre	Director	February 28, 2020
Mario Max Yzaguirre