Form 10-Q
period 2020-03-31
BBVA USA Bancshares, Inc.
filed 2020-05-07
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2020
Common Stock (par value $0.01 per share)	222,963,891 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASC 326	ASU 2016-13, Financial Instruments - Credit Losses
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	BBVA USA
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA USA Bancshares, Inc. and its subsidiaries
CRA	Community Reinvestment Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OIS	Overnight Index Swap
Parent	BBVA USA Bancshares, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
SBA	Small Business Administration

SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
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

•	disruptions to the credit and financial markets, either nationally or globally;

•	the COVID-19 pandemic may continue to have an adverse impact on the Company's business and financial results;

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
	(In Thousands)
Assets:
Cash and due from banks	$1,033,733	$1,149,734
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	4,479,535	5,788,964
Cash and cash equivalents	5,513,268	6,938,698
Trading account assets	1,009,130	473,976
Debt securities available for sale	6,344,816	7,235,305
Debt securities held to maturity, net of allowance for debt securities held to maturity losses of $1,892 at March 31, 2020 (fair value of $8,267,393 and $6,921,158 at March 31, 2020 and December 31, 2019, respectively)	7,876,266	6,797,046
Loans held for sale, at fair value	117,752	112,058
Loans	67,539,414	63,946,857
Allowance for loan losses	(1,351,072)	(920,993)
Net loans	66,188,342	63,025,864
Premises and equipment, net	1,068,741	1,087,698
Bank owned life insurance	754,409	750,224
Goodwill	2,328,296	4,513,296
Other assets	3,124,539	2,669,182
Total assets	$94,325,559	$93,603,347
Liabilities:
Deposits:
Noninterest bearing	$20,418,504	$21,850,216
Interest bearing	56,816,003	53,135,067
Total deposits	77,234,507	74,985,283
FHLB and other borrowings	3,790,137	3,690,044
Federal funds purchased and securities sold under agreements to repurchase	409,784	173,028
Accrued expenses and other liabilities	1,532,777	1,368,403
Total liabilities	82,967,205	80,216,758
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both March 31, 2020 and December 31, 2019	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 shares at both March 31, 2020 and December 31, 2019	2,230	2,230
Surplus	14,039,572	14,043,727
Accumulated deficit	(3,305,226)	(917,227)
Accumulated other comprehensive income (loss)	362,339	(1,072)
Total BBVA USA Bancshares, Inc. shareholder’s equity	11,328,390	13,357,133
Noncontrolling interests	29,964	29,456
Total shareholder’s equity	11,358,354	13,386,589
Total liabilities and shareholder’s equity	$94,325,559	$93,603,347
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Interest income:
Interest and fees on loans	$715,476	$800,488
Interest on debt securities available for sale	(1,492)	53,522
Interest on debt securities held to maturity	41,102	29,495
Interest on trading account assets	1,122	539
Interest and dividends on other earning assets	42,175	22,968
Total interest income	798,383	907,012
Interest expense:
Interest on deposits	164,742	182,354
Interest on FHLB and other borrowings	21,176	37,626
Interest on federal funds purchased and securities sold under agreements to repurchase	22,658	3,747
Interest on other short-term borrowings	352	196
Total interest expense	208,928	223,923
Net interest income	589,455	683,089
Total provision for credit losses	356,991	182,292
Net interest income after provision for credit losses	232,464	500,797
Noninterest income:
Service charges on deposit accounts	61,531	58,908
Card and merchant processing fees	50,091	46,002
Investment services sales fees	34,407	26,696
Investment banking and advisory fees	26,731	18,857
Money transfer income	24,548	21,981
Mortgage banking	17,451	4,937
Asset management fees	11,904	10,767
Corporate and correspondent investment sales	10,717	6,892
Bank owned life insurance	4,625	4,584
Investment securities gains, net	19,139	8,958
Other	73,098	49,178
Total noninterest income	334,242	257,760
Noninterest expense:
Salaries, benefits and commissions	310,136	292,716
Professional services	70,220	63,896
Equipment	64,681	65,394
Net occupancy	39,843	40,941
Money transfer expense	17,136	14,978
Goodwill impairment	2,185,000	—
Other	122,044	104,048
Total noninterest expense	2,809,060	581,973
Net (loss) income before income tax expense	(2,242,354)	176,584
Income tax (benefit) expense	(5,069)	35,603
Net (loss) income	(2,237,285)	140,981
Less: net income attributable to noncontrolling interests	501	556
Net (loss) income attributable to BBVA USA Bancshares, Inc.	(2,237,786)	140,425
Less: preferred stock dividends	4,155	4,485
Net (loss) income attributable to common shareholder	$(2,241,941)	$135,940
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Net (loss) income	$(2,237,285)	$140,981
Other comprehensive income, net of tax:
Net unrealized gains arising during period from debt securities available for sale	99,699	51,700
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	14,572	6,834
Net change in net unrealized holding gains on debt securities available for sale	85,127	44,866
Change in unamortized net holding gains on debt securities held to maturity	1,575	1,743
Change in unamortized non-credit related impairment on debt securities held to maturity	118	368
Net change in unamortized holding gains on debt securities held to maturity	1,693	2,111
Unrealized holding gains arising during period from cash flow hedge instruments	274,837	24,053
Change in defined benefit plans	1,754	3,119
Other comprehensive income, net of tax	363,411	74,149
Comprehensive (loss) income	(1,873,874)	215,130
Less: comprehensive income attributable to noncontrolling interests	501	556
Comprehensive (loss) income attributable to BBVA USA Bancshares, Inc.	$(1,874,375)	$214,574
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Three Months Ended March 31,
Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	140,425	—	556	140,981
Other comprehensive income, net of tax	—	—	—	—	74,149	—	74,149
Issuance of common stock	—	—	802	—	—	—	802
Preferred stock dividends	—	—	(4,485)	—	—	—	(4,485)
Capital contribution	—	—	—	—	—	101	101
Balance, March 31, 2019	$229,475	$2,230	$14,542,166	$(927,877)	$(148,135)	$29,678	$13,727,537

Balance, December 31, 2019	$229,475	$2,230	$14,043,727	$(917,227)	$(1,072)	$29,456	$13,386,589
Cumulative effect adjustment related to ASC 326 adoption	—	—	—	(150,213)	—	—	(150,213)
Balance, January 1, 2020	$229,475	$2,230	$14,043,727	$(1,067,440)	$(1,072)	$29,456	$13,236,376
Net (loss) income	—	—	—	(2,237,786)	—	501	(2,237,285)
Other comprehensive income, net of tax	—	—	—	—	363,411	—	363,411
Preferred stock dividends	—	—	(4,155)	—	—	—	(4,155)
Capital contribution	—	—	—	—	—	7	7
Balance, March 31, 2020	$229,475	$2,230	$14,039,572	$(3,305,226)	$362,339	$29,964	$11,358,354

(1)	Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Operating Activities:
Net (loss) income	$(2,237,285)	$140,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,267	85,705
Goodwill impairment	2,185,000	—
Accretion of discount, loan fees and purchase market adjustments, net	(8,070)	(13,557)
Provision for credit losses	356,991	182,292
Net change in trading account assets	(535,154)	(68,467)
Net change in trading account liabilities	124,326	(30,075)
Originations and purchases of mortgage loans held for sale	(209,524)	(127,894)
Sale of mortgage loans held for sale	212,605	124,857
Deferred tax (benefit) expense	(66,187)	666
Investment securities gains, net	(19,139)	(8,958)
Net gain on sale of premises and equipment	(483)	(1,297)
Loss on sale of loans	—	78
Gain on sale of mortgage loans held for sale	(8,775)	(5,135)
Net loss on sale of other real estate and other assets	625	1,305
Increase in other assets	(7,625)	(177,149)
Increase in other liabilities	111,425	46,979
Net cash provided by operating activities	2,997	150,331
Investing Activities:
Proceeds from sales of debt securities available for sale	607,655	1,446,776
Proceeds from prepayments, maturities and calls of debt securities available for sale	1,137,698	1,065,045
Purchases of debt securities available for sale	(769,621)	(772,086)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	204,481	88,119
Purchases of debt securities held to maturity	(1,298,774)	(1,779,789)
Proceeds from sales of equity securities	16,479	165,495
Purchases of equity securities	(883)	(168,209)
Net change in loan portfolio	(3,702,303)	(7,043)
Proceeds from sales of loans	—	144,596
Purchases of premises and equipment	(25,811)	(31,735)
Proceeds from sales of premises and equipment	1,377	1,543
Proceeds from settlement of BOLI policies	442	—
Cash payments for premiums of BOLI policies	—	(9)
Proceeds from sales of other real estate owned	5,301	7,115
Net cash (used in) provided by investing activities	(3,823,959)	159,818
Financing Activities:
Net increase in total deposits	2,251,788	2,215,223
Net increase in federal funds purchased and securities sold under agreements to repurchase	236,756	85,749
Net increase in other short-term borrowings	—	30,975
Proceeds from FHLB and other borrowings	1,000	3,840,000
Repayment of FHLB and other borrowings	(1,057)	(3,840,055)
Capital contribution for non-controlling interest	7	101
Issuance of common stock	—	802
Preferred dividends paid	(4,155)	(4,485)
Net cash provided by financing activities	2,484,339	2,328,310
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,336,623)	2,638,459
Cash, cash equivalents and restricted cash at beginning of year	7,156,689	3,501,380
Cash, cash equivalents and restricted cash at end of period	$5,820,066	$6,139,839
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA USA Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The Company has evaluated subsequent events for potential recognition and disclosure through the filing date of this Quarterly Report on Form 10-Q to determine if either recognition or disclosure of significant events or transactions is required.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which relate to the allowance for credit losses and goodwill impairment. Actual results could differ from those estimates. The extent to which the COVID-19 pandemic impacts the results of operations and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted.
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on instruments within its scope. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to receivables, loans, debt securities, and off-balance sheet credit exposures. This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model also applies to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets.
The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities, instead of a direct reduction of the amortized cost basis of the investment, as required under current guidance. As a result, entities recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance.
In November 2018, the FASB issued ASU 2018-19 and in April, May and November 2019 and February 2020, the FASB issued ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02 respectively, which made minor clarifications to the guidance in ASU 2016-13.

The Company’s implementation process included loss model development, data sourcing and validation, development of governance processes, development of a qualitative framework, documentation and governance surrounding economic forecast for credit loss purposes, evaluation of technical accounting topics, updates to allowance policies and methodology documentation, development of reporting processes and related internal controls.
The Company adopted this ASU, as amended on January 1, 2020 using a modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under this ASU, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net of tax increase to accumulated deficit of $150.2 million as of January 1, 2020 for the cumulative effect of adopting this ASU.
The Company adopted this ASU using the prospective transition approach for debt securities for which other-than -temporary impairment has been recognized prior to January 1, 2020. As a result, the amortized cost basis remained the same before and after the effective date of this ASU. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 related to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.
The amended guidance in this ASU eliminates the current accounting model for purchased-credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). The Company had no impact from purchased-credit-deteriorated assets upon adoption.
The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC Adoption	Impact of ASC 326 Adoption
	(In Thousands)
Assets:
Allowance for credit losses on debt securities held to maturity	$1,847	$—	$1,847
Allowance for credit losses on loans	1,105,924	920,993	184,931

Liabilities:
Allowance for credit losses on letters of credit and unfunded commitments	76,946	66,955	9,991
The Company did not record a material allowance with respect to HTM and AFS securities as the portfolios consist primarily of U.S. Treasury and agency-backed securities that inherently have minimal credit risk.
See Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, and Note 3, Loans and Allowance for Loan Losses, for the required disclosures in accordance with this ASU.
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in this ASU modified the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurements. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have material impact on the financial condition or results of operation of the Company. See Note 9, Fair Value Measurements, for the modified disclosure in accordance with this ASU.

Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have material impact on the financial condition or results of operation of the Company.
(2) Debt Securities Available for Sale and Debt Securities Held to Maturity
The following tables present the adjusted cost and approximate fair value of debt securities available for sale and debt securities held to maturity.

	March 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,534,159	$62,833	$26,679	$2,570,313
Agency mortgage-backed securities	1,173,282	24,195	11,801	1,185,676
Agency collateralized mortgage obligations	2,541,103	50,649	3,642	2,588,110
States and political subdivisions	686	31	—	717
Total	$6,249,230	$137,708	$42,122	$6,344,816
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,288,246	$127,437	$—	$1,415,683
Collateralized mortgage obligations:
Agency	5,959,454	261,403	—	6,220,857
Non-agency	35,930	4,490	2,182	38,238
Asset-backed securities and other	51,503	1,423	4,230	48,696
States and political subdivisions (1)	543,025	8,536	7,642	543,919
Total	$7,878,158	$403,289	$14,054	$8,267,393

(1)	The Company recorded an allowance of $2 million, at March 31, 2020, related to state and political subdivisions, which is not included in the table above.

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$3,145,331	$16,888	$34,694	$3,127,525
Agency mortgage-backed securities	1,322,432	12,444	9,019	1,325,857
Agency collateralized mortgage obligations	2,783,003	7,744	9,622	2,781,125
States and political subdivisions	757	41	—	798
Total	$7,251,523	$37,117	$53,335	$7,235,305
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,287,049	$53,399	$—	$1,340,448
Collateralized mortgage obligations:
Agency	4,846,862	82,105	16,568	4,912,399
Non-agency	37,705	5,923	1,154	42,474
Asset-backed securities and other	52,355	1,266	2,017	51,604
States and political subdivisions	573,075	8,652	7,494	574,233
Total	$6,797,046	$151,345	$27,233	$6,921,158
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt Securities.
As noted in Note 1, Basis of Presentation, the Company adopted ASC 326 on January 1, 2020, which had an immaterial impact on the Company's available for sale debt securities and held to maturity debt securities.
The Company records its HTM debt securities at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as AFS when they might be sold before they mature. The Company records its AFS debt securities at fair value with unrealized holding gains and losses reported in other comprehensive income.
The Company measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The majority of the Company's HTM debt securities portfolio consists of U.S. government entities and agencies which are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and inherently have minimal risk of nonpayment and therefore has applied a zero credit loss assumption for these securities.
Under the revised guidance of ASC 326, if the fair value of a security falls below the amortized cost basis, the security will be evaluated to determine if any of the decline in value is attributable to credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security, and adverse conditions specially related to the security, among other factors. If it is determined that a credit loss exists then an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. If the credit subsequently improves, the allowance is reversed. When the Company intends to sell an impaired AFS debt security or it is more likely than not that the security will be required to be sold prior to recovering the amortized cost basis, the security's amortized cost basis is written down to fair value through income.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. The Company has elected to not measure an allowance on its accrued interest receivable as a result of the timely reversal of interest receivable deemed uncollectible. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities that were in a loss position at March 31, 2020 and December 31, 2019, for which an allowance for credit losses has not been recorded at March 31, 2020. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2020
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$257,286	$57	$385,446	$26,622	$642,732	$26,679
Agency mortgage-backed securities	277,545	3,473	276,708	8,328	554,253	11,801
Agency collateralized mortgage obligations	94,112	111	346,121	3,531	440,233	3,642
Total	$628,943	$3,641	$1,008,275	$38,481	$1,637,218	$42,122

	December 31, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$59,496	$208	$819,360	$34,486	$878,856	$34,694
Agency mortgage-backed securities	245,191	851	592,312	8,168	837,503	9,019
Agency collateralized mortgage obligations	880,485	4,768	579,679	4,854	1,460,164	9,622
Total	$1,185,172	$5,827	$1,991,351	$47,508	$3,176,523	$53,335
As indicated in the previous tables, at March 31, 2020, the Company held debt securities in unrealized loss positions. The Company has not recognized the unrealized losses into income for its securities because they are all backed by the U.S. government or government agencies and management does not intend to sell and it is likely that management will not be required to sell these securities before their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

The following table presents the activity in the allowance for debt securities held to maturity losses as of March 31, 2020.

Held to Maturity Debt Securities
(In Thousands)
Three months ended March 31, 2020
Allowance for debt securities held to maturity losses:
Balance at beginning of period	$—
Impact of adopting ASC 326	1,847
Provision for credit losses	45
Securities charged off	—
Recoveries	—
Balance at end of period	$1,892
The Company regularly evaluates each held to maturity debt security for credit losses on a quarterly basis. The Company has not recorded a provision for credit loss related to its agency securities because they are all backed by the U.S. government or government agencies and have been deemed to have zero expected credit loss as of March 31, 2020. These securities are evaluated quarterly to determine if they still qualify as a zero credit loss security. The Company has non-agency securities that have unrealized losses at March 31, 2020. The Company considers such factors as the extent to which the fair value has been below cost and the financial condition of the issuer.
The Company monitors the credit quality of its HTM debt securities through credit ratings. The following table presents the amortized cost of HTM debt securities, as of March 31, 2020, aggregated by credit quality indicator.

	March 31, 2020
		Range of Ratings
	AAA	AA+ / A -	BBB+ / B-	CCC+ / C	D	NR	Total
	(In Thousands)
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,288,246	$—	$—	$—	$—	$—	$1,288,246
Collateralized mortgage obligations:
Agency	5,959,454	—	—	—	—	—	5,959,454
Non-agency	75	11,515	10,770	6,095	3,160	4,315	35,930
Asset-backed securities and other	—	50,288	330	803	—	82	51,503
States and political subdivisions	—	337,789	205,236	—	—	—	543,025
	$7,247,775	$399,592	$216,336	$6,898	$3,160	$4,397	$7,878,158

The contractual maturities of the securities portfolios are presented in the following table.

March 31, 2020	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$425,274	$426,343
Maturing after one but within five years	1,646,452	1,706,765
Maturing after five but within ten years	21,114	21,833
Maturing after ten years	442,005	416,089
	2,534,845	2,571,030
Mortgage-backed securities and collateralized mortgage obligations	3,714,385	3,773,786
Total	$6,249,230	$6,344,816

Debt securities held to maturity:
Maturing within one year	$49,190	$50,040
Maturing after one but within five years	1,391,311	1,519,329
Maturing after five but within ten years	272,817	274,289
Maturing after ten years	169,456	164,640
	1,882,774	2,008,298
Collateralized mortgage obligations	5,995,384	6,259,095
Total	$7,878,158	$8,267,393
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Gross gains	$19,139	$8,958
Gross losses	—	—
Net realized gains	$19,139	$8,958
(3) Loans and Allowance for Loan Losses
Loans
Loans that management has the intent and ability to hold for the forseeable future or until maturity or pay-off are considered held-for-investment. Loans are stated at amortized cost, net of the allowance for loan losses. Amortized cost, or the recorded investment, is the principal balance outstanding, adjusted for charge-offs, deferred loan fees and direct costs on originated loans and unamortized premiums or discounts on purchased loans. Accrued interest receivable is reported in other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. Interest income is accrued on the principal balance outstanding and is recognized on the interest method. Loan fees, net of direct costs and unamortized premiums and discounts are deferred and amortized as an adjustment to the yield of the related loan over the term of the loan and are included as a noncash adjustment in the net cash provided by operating activities in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows.
The Company has elected to not measure an allowance on its accrued interest receivable as a result of the timely reversal of interest receivable deemed uncollectible. It is the general policy of the Company to stop accruing interest income and apply subsequent interest payments as principal reductions when any commercial, industrial, commercial real estate or construction loan is 90 days or more past due as to principal or interest and/or the ultimate collection of either is in doubt, unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Accrual of interest income on consumer loans, including residential real estate loans, is generally suspended when any payment of principal or interest is more than 90 days delinquent or when foreclosure proceedings have been initiated or repossession of the underlying collateral has occurred. When a loan is placed on a nonaccrual status, any interest previously accrued but not collected is reversed against current interest income unless the fair value of the collateral for the loan is sufficient to cover the accrued interest.
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
Troubled Debt Restructurings
A loan is accounted for as a TDR if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as establishment of a below market interest rate, a reduction in the principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. The Company’s policy for measuring the allowance for credit losses on TDRs, including TDRs that have defaulted, is consistent with its policy for other loans held for investment. The Company’s policy for returning nonaccrual TDRs to accrual status is consistent with its return to accrual policy for all other loans.
Allowance for Loan Losses
The allowance for loan losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management uses discounted cash flows, default probabilities and loss severities to calculate the allowance for loan losses.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, gross domestic product, or other relevant factors. The Company has internally developed a macroeconomic forecast which projects over a four-year reasonable and supportable forecast period. Management may change the horizon of the forecast in response to changes in portfolio composition or performance as well as changes in the economic environment. After the forecast period, the Company reverts to long run historical average default probabilities and loss severities using a linear model with a variable reversion speed determined on a portfolio basis, for those portfolios with sufficient history.
Economic Forecast: Management selects economic variables it believes to be most relevant based on the composition of the loan portfolio and customer base, including forecasted levels of employment, gross domestic product, real estate price indices, interest rates and corporate bond spreads. The Company uses an internally formulated and approved single baseline economic scenario for the collective estimation. However, management will assess the uncertainty associated with the baseline scenario in each period, and may make adjustments based on alternative scenarios applied through the qualitative framework.
Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower. While the Company does have contracts with extension or renewal options included, the vast majority are considered unconditionally cancellable.
The Company monitors the entire loan portfolio so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of portfolio performance, are utilized by the Company in order to ensure that potential problem loans are identified. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally and by regulatory agencies. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company has identified the following portfolio segments: commercial, financial and agricultural; commercial real estate; residential real estate; and consumer. Commercial loans utilize internal risk grades aligned with regulatory classifications to assess risks. Consumer loans utilize credit scoring models as the basis for assessing risk of consumer borrowers. The Company estimates the present value of cash shortfalls resulting from the sum of the marginal losses occurring in each time period, on an annual basis, over the remaining life of the loan. The marginal losses are derived from the projection of principal balance, inclusive of principal cash flow and prepayment schedules, and parameters reflecting the severity of losses (LGD) in the case of default that is given by the marginal probability of default (Marginal PD) for each period of the portfolio’s lifetime. The Company also includes the considerations of a forecasted macroeconomic scenario by adjusting the PDs and LGDs applied, with econometric models dependent on the aforementioned correlated macroeconomic variables included in the forecasted scenarios.
The allowance for credit losses on loans that do not share similar risk characteristics are estimated on an individual basis. Individual evaluations are typically performed for nonaccrual loans and certain accruing loans, based on dollar thresholds. These loans receive specific reserves allocated based on the present value of the loan's expected future cash flows, discounted at the loan's original effective rate, except where foreclosure or liquidation is probable or when the cash flows are predominately dependent on the value of the collateral. In these circumstances, impairment is measured based upon the fair value less cost to sell of the collateral.
The Company adjusts the loss estimates described above when it is determined that expected credit losses may not have been captured in the loss estimates. To adjust the loss estimates, the Company considers qualitative factors such as changes in risk profile/composition; current economic and business conditions and uncertainty of outlook, potentially including alternative economic scenarios; limitations in the data or models used in the collective estimation; credit risk management practices; and other external/environmental factors.
In order to estimate an allowance for credit losses on letters of credit and unfunded commitments, the Company uses a process consistent with that used in developing the allowance for loan losses. The Company estimates future fundings of current, noncancellable, unfunded commitments based on historical funding experience of these commitments before default and adjusted based on historical cancellations. Allowance for loan loss factors, which are based on product and loan grade, and are consistent with the factors used for portfolio loans, are applied to these funding estimates and discounted to the present value to arrive at the reserve balance. The allowance for credit losses on letters of credit and unfunded commitments is recognized in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets with changes recognized within noninterest expense in the Company’s Unaudited Condensed Consolidated Statements of Income. See Note 8, Commitments, Contingencies and Guarantees for additional information.

The following table presents the composition of the loan portfolio.

	March 31, 2020	December 31, 2019
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$27,832,113	$24,432,238
Real estate – construction	2,171,714	2,028,682
Commercial real estate – mortgage	13,853,405	13,861,478
Total commercial loans	43,857,232	40,322,398
Consumer loans:
Residential real estate – mortgage	13,446,018	13,533,954
Equity lines of credit	2,611,350	2,592,680
Equity loans	229,369	244,968
Credit card	1,023,372	1,002,365
Consumer direct	2,276,045	2,338,142
Consumer indirect	4,096,028	3,912,350
Total consumer loans	23,682,182	23,624,459
Total loans	$67,539,414	$63,946,857

Accrued interest receivable totaling $206 million and $205 million at March 31, 2020 and December 31, 2019, respectively, was reported in other assets on the Company's Unaudited Condensed Balance Sheets and is excluded from the related footnote disclosures.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
Three months ended March 31, 2020
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$408,197	$118,633	$99,089	$295,074	$920,993
Impact of adopting ASC 326	18,389	(35,034)	47,390	154,186	184,931
Beginning balance, after adoption of ASC 326	426,586	83,599	146,479	449,260	1,105,924
Provision for loan losses	140,413	24,548	7,032	184,953	356,946
Loans charged-off	(24,207)	(87)	(1,999)	(115,866)	(142,159)
Loan recoveries	5,193	173	1,423	23,572	30,361
Net charge-offs	(19,014)	86	(576)	(92,294)	(111,798)
Ending balance	$547,985	$108,233	$152,935	$541,919	$1,351,072
Three months ended March 31, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$885,242
Provision for loan losses	59,180	4,662	2,183	116,267	182,292
Loans charged-off	(9,503)	(25)	(5,012)	(112,873)	(127,413)
Loan recoveries	4,760	1,462	3,589	16,090	25,901
Net charge-offs	(4,743)	1,437	(1,423)	(96,783)	(101,512)
Ending balance	$447,752	$118,536	$102,689	$297,045	$966,022

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The increase in the allowance for loan losses from January 1, 2020 to March 31, 2020, was primarily driven by the deteriorating economic outlook resulting from the COVID-19 pandemic as well as the impact of declining oil prices.
The table below provides a summary of the allowance for loan losses and related loan balances by portfolio at December 31, 2019.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
December 31, 2019
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$88,164	$13,255	$22,775	$2,638	$126,832
Collectively evaluated for impairment	320,033	105,378	76,314	292,436	794,161
Total allowance for loan losses	$408,197	$118,633	$99,089	$295,074	$920,993
Ending balance of loans:
Individually evaluated for impairment	$238,653	$78,301	$155,728	$13,362	$486,044
Collectively evaluated for impairment	24,193,585	15,811,859	16,215,874	7,239,495	63,460,813
Total loans	$24,432,238	$15,890,160	$16,371,602	$7,252,857	$63,946,857

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.
The following table presents information on nonaccrual loans, by loan class at March 31, 2020.

	March 31, 2020
	Nonaccrual	Nonaccrual With No Recorded Allowance
	(In Thousands)
Commercial, financial and agricultural	$323,881	$34,522
Real estate – construction	13,676	—
Commercial real estate – mortgage	114,839	33,438
Residential real estate – mortgage	147,058	—
Equity lines of credit	33,354	—
Equity loans	8,027	—
Credit card	—	—
Consumer direct	7,160	—
Consumer indirect	28,721	—
Total loans	$676,716	$67,960
The following table presents information on individually evaluated impaired loans, by loan class at December 31, 2019.

	December 31, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$51,203	$52,991	$—	$187,450	$249,486	$88,164
Real estate – construction	—	—	—	5,972	5,979	850
Commercial real estate – mortgage	46,232	51,286	—	26,097	27,757	12,405
Residential real estate – mortgage	—	—	—	111,623	111,623	8,974
Equity lines of credit	—	—	—	15,466	15,472	10,896
Equity loans	—	—	—	28,639	29,488	2,905
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	11,601	13,596	1,903
Consumer indirect	—	—	—	1,761	1,761	735
Total loans	$97,435	$104,277	$—	$388,609	$455,162	$126,832

The following table presents information on individually impaired loans, by loan class for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$413,888	$963
Real estate – construction	134	2
Commercial real estate – mortgage	82,864	215
Residential real estate – mortgage	106,397	649
Equity lines of credit	15,257	174
Equity loans	31,718	276
Credit card	—	—
Consumer direct	5,559	68
Consumer indirect	364	—
Total loans	$656,181	$2,347
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

	Commercial
	March 31, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$1,106,835	$3,278,768	$2,917,757	$3,319,000	$1,164,840	$3,965,678	$10,814,825	$—	$26,567,703
Special Mention	3	15,162	63,090	101,070	25,458	93,458	331,603	—	629,844
Substandard	—	18,569	73,723	17,835	35,367	91,158	304,282	—	540,934
Doubtful	1,328	—	29,107	4,158	20,687	18,860	19,492	—	93,632
Total commercial, financial and agricultural	$1,108,166	$3,312,499	$3,083,677	$3,442,063	$1,246,352	$4,169,154	$11,470,202	$—	$27,832,113
Real estate - construction
Pass	$54,956	$598,239	$735,319	$428,388	$103,582	$78,487	$144,882	$—	$2,143,853
Special Mention	—	—	—	—	1,486	2,499	—	—	3,985
Substandard	—	5,637	7,749	—	5,837	4,653	—	—	23,876
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction	$54,956	$603,876	$743,068	$428,388	$110,905	$85,639	$144,882	$—	$2,171,714
Commercial real estate - mortgage
Pass	$621,191	$3,201,350	$3,856,095	$1,759,006	$1,085,493	$2,710,254	$236,345	$—	$13,469,734
Special Mention	2,892	—	103,329	4,361	2,506	67,356	—	—	180,444
Substandard	—	1,171	8,901	59,215	32,879	85,684	11,897	—	199,747
Doubtful	—	—	461	—	—	3,019	—	—	3,480
Total commercial real estate - mortgage	$624,083	$3,202,521	$3,968,786	$1,822,582	$1,120,878	$2,866,313	$248,242	$—	$13,853,405

	December 31, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,319,645	$1,979,310	$13,547,273
Special Mention	543,928	67	168,679
Substandard	488,813	49,305	134,420
Doubtful	79,852	—	11,106
	$24,432,238	$2,028,682	$13,861,478

	Consumer
	March 31, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential real estate - mortgage
Performing	$508,538	$2,609,558	$1,388,842	$1,398,484	$1,503,951	$5,883,578	$—	$—	$13,292,951
Nonperforming	—	776	6,007	11,581	11,055	123,648	—	—	153,067
Total residential real estate - mortgage	$508,538	$2,610,334	$1,394,849	$1,410,065	$1,515,006	$6,007,226	$—	$—	$13,446,018
Equity lines of credit
Performing	$—	$—	$—	$—	$—	$—	$2,571,031	$3,670	$2,574,701
Nonperforming	—	—	—	—	—	—	36,453	196	36,649
Total equity lines of credit	$—	$—	$—	$—	$—	$—	$2,607,484	$3,866	$2,611,350
Equity loans
Performing	$2,004	$15,471	$14,046	$5,886	$4,680	$178,892	$—	$—	$220,979
Nonperforming	—	—	339	149	—	7,902	—	—	8,390
Total equity loans	$2,004	$15,471	$14,385	$6,035	$4,680	$186,794	$—	$—	$229,369
Credit card
Performing	$—	$—	$—	$—	$—	$—	$999,665	$—	$999,665
Nonperforming	—	—	—	—	—	—	23,707	—	23,707
Total credit card	$—	$—	$—	$—	$—	$—	$1,023,372	$—	$1,023,372
Consumer direct
Performing	$239,046	$704,151	$591,586	$168,069	$79,114	$33,047	$438,676	$—	$2,253,689
Nonperforming	—	4,009	13,092	2,738	878	388	1,251	—	22,356
Total consumer direct	$239,046	$708,160	$604,678	$170,807	$79,992	$33,435	$439,927	$—	$2,276,045
Consumer indirect
Performing	$598,254	$1,548,308	$1,099,575	$468,646	$161,401	$182,083	$—	$—	$4,058,267
Nonperforming	—	5,829	13,623	8,482	4,838	4,989	—	—	37,761
Total consumer indirect	$598,254	$1,554,137	$1,113,198	$477,128	$166,239	$187,072	$—	$—	$4,096,028

	December 31, 2019
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,381,709	$2,553,000	$236,122	$979,569	$2,313,082	$3,870,839
Nonperforming	152,245	39,680	8,846	22,796	25,060	41,511
	$13,533,954	$2,592,680	$244,968	$1,002,365	$2,338,142	$3,912,350

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due, Nonaccrual or TDR	Not Past Due, Nonaccrual or TDR	Total
	(In Thousands)
Commercial, financial and agricultural	$31,493	$7,588	$3,013	$323,881	$1,931	$367,906	$27,464,207	$27,832,113
Real estate – construction	9,356	66	574	13,676	69	23,741	2,147,973	2,171,714
Commercial real estate – mortgage	13,439	5,241	912	114,839	3,333	137,764	13,715,641	13,853,405
Residential real estate – mortgage	67,938	25,187	5,744	147,058	55,116	301,043	13,144,975	13,446,018
Equity lines of credit	16,382	6,244	3,295	33,354	—	59,275	2,552,075	2,611,350
Equity loans	2,636	1,147	293	8,027	22,392	34,495	194,874	229,369
Credit card	13,230	8,932	23,707	—	—	45,869	977,503	1,023,372
Consumer direct	34,553	19,738	15,196	7,160	14,898	91,545	2,184,500	2,276,045
Consumer indirect	76,547	24,249	9,040	28,721	—	138,557	3,957,471	4,096,028
Total loans	$265,574	$98,392	$61,774	$676,716	$97,739	$1,200,195	$66,339,219	$67,539,414

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$29,273	$16,462	$6,692	$268,288	$1,456	$322,171	$24,110,067	$24,432,238
Real estate – construction	7,603	2	571	8,041	72	16,289	2,012,393	2,028,682
Commercial real estate – mortgage	5,325	5,458	6,576	98,077	3,414	118,850	13,742,628	13,861,478
Residential real estate – mortgage	72,571	21,909	4,641	147,337	57,165	303,623	13,230,331	13,533,954
Equity lines of credit	15,766	6,581	1,567	38,113	—	62,027	2,530,653	2,592,680
Equity loans	2,856	1,028	195	8,651	23,770	36,500	208,468	244,968
Credit card	11,275	9,214	22,796	—	—	43,285	959,080	1,002,365
Consumer direct	33,658	20,703	18,358	6,555	12,438	91,712	2,246,430	2,338,142
Consumer indirect	83,966	28,430	9,730	31,781	—	153,907	3,758,443	3,912,350
Total loans	$262,293	$109,787	$71,126	$606,843	$98,315	$1,148,364	$62,798,493	$63,946,857
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. Loans that have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act are not categorized as TDRs. During the three months ended March 31, 2020, $5.2 million of TDR modifications included an interest rate concession and $43.6 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2019, $4.7 million of TDR modifications included an interest rate concession and $15.8 million of TDR modifications resulted from modifications to the loan’s structure.

The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	10	$41,238	3	$11,570
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	2	1,740	—	—
Residential real estate – mortgage	8	844	20	5,233
Equity lines of credit	1	36	—	—
Equity loans	1	192	4	176
Credit card	—	—	—	—
Consumer direct	89	4,762	13	3,519
Consumer indirect	—	—	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs was approximately $5.3 million and $3.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
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

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	84	—	—
Equity lines of credit	—	—	—	—
Equity loans	—	—	2	151
Credit card	—	—	—	—
Consumer direct	4	217	2	15
Consumer indirect	—	—	—	—
At March 31, 2020 and December 31, 2019, there were $43.1 million and $43.8 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $21 million and $22 million at March 31, 2020 and December 31, 2019, respectively. OREO included $13 million and $14 million of foreclosed residential real estate properties at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, there were $52 million and $57 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4) Loan Sales and Servicing
Loans held for sale were $118 million and $112 million at March 31, 2020 and December 31, 2019, respectively, and were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$1,196,883
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—
Loans and loans held for sale sold	—	144,674
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$203,830	$119,722
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	8,775	5,135
Servicing fees recognized (2)	2,608	2,672

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	March 31, 2020	December 31, 2019
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,578,812	$4,534,202
MSRs (2)	31,232	42,022

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Carrying value, at beginning of period	$42,022	$51,539
Additions	1,671	1,059
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(10,140)	(2,343)
Due to other changes in fair value (1)	(2,321)	(2,710)
Carrying value, at end of period	$31,232	$47,545

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At March 31, 2020 and December 31, 2019, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Fair value of MSRs	$31,232	$42,022
Composition of residential loans serviced for others:
Fixed rate mortgage loans	98.2%	98.1%
Adjustable rate mortgage loans	1.8	1.9
Total	100.0%	100.0%
Weighted average life (in years)	3.7	4.6
Prepayment speed:	16.6%	16.9%
Effect on fair value of a 10% increase	$(1,888)	$(2,906)
Effect on fair value of a 20% increase	(3,578)	(5,043)
Weighted average option adjusted spread:	6.2%	6.4%
Effect on fair value of a 10% increase	$(633)	$(1,159)
Effect on fair value of a 20% increase	(1,241)	(1,812)
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

(5) Goodwill
A summary of the activity related to the Company’s goodwill follows.

(In Thousands)
Balance, at December 31, 2018
Goodwill	$9,835,400
Accumulated impairment losses	(4,852,104)
Goodwill, net at December 31, 2018	4,983,296
Impairment losses	(470,000)
Balance, at December 31, 2019
Goodwill	9,835,400
Accumulated impairment losses	(5,322,104)
Goodwill, net at December 31, 2019	4,513,296
Impairment losses	(2,185,000)
Balance, at March 31, 2020
Goodwill	9,835,400
Accumulated impairment losses	(7,507,104)
Goodwill, net at March 31, 2020	$2,328,296
Goodwill is allocated to each of the Company's segments (each a reporting unit: Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking).
At March 31, 2020 and December 31, 2019, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)
Commercial Banking and Wealth	$1,930,830	$2,659,830
Retail Banking	135,660	1,427,660
Corporate and Investment Banking	261,806	425,806
Through March 31, 2020, the Company had recognized accumulated goodwill impairment losses of $3.2 billion, $2.7 billion, and $883 million within the Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $784 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
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
The Company completed its annual goodwill impairment test as of October 31, 2019. Additionally, on a quarterly basis, the Company evaluates whether a triggering event has occurred. During the three months ended March 31, 2020, the Company performed an interim impairment test due to the impact of COVID-19 pandemic on the economic environment. The interim impairment test indicated a goodwill impairment of $164 million within the Corporate and Investment Banking reporting unit, $729 million within the Commercial Banking and Wealth reporting unit, and $1.3 billion within the Retail Banking reporting unit resulting in the Company recording a goodwill impairment charge of $2.2 billion for the three months ended March 31, 2020. The primary causes of the goodwill impairment were economic and industry conditions, volatility in the market capitalization of U.S. banks, and management's downward revisions to financial projections that resulted in the fair value of the reporting units being less than the carrying value of the reporting units.
The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculations could result in significant differences in the results of the impairment tests. Additionally, the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted.

(6) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision not to offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for additional information on the Company's accounting policies related to derivative instruments and hedging activities. For derivatives cleared through central clearing houses the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures and there is no fair value presented for these contracts. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,623,950	$12,976	$807	$3,623,950	$10,633	$354
Total fair value hedges		12,976	807		10,633	354
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	10,000,000	—	—	10,000,000	—	—
Swaps related to FHLB advances	120,000	—	4,237	120,000	—	2,864
Foreign currency contracts:
Forwards related to currency fluctuations	3,699	—	574	2,597	102	—
Total cash flow hedges		—	4,811		102	2,864
Total derivatives designated as hedging instruments		$12,976	$5,618		$10,735	$3,218

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$508,500	$3,891	$10,175	$289,990	$148	$514
Option contracts related to mortgage servicing rights	—	—	—	60,000	38	—
Interest rate lock commitments	473,795	14,324	1,914	146,941	3,088	—
Equity contracts:
Purchased equity option related to equity-linked CDs	111,248	2,572	—	152,130	4,460	—
Written equity option related to equity-linked CDs	91,806	—	2,141	128,620	—	3,765
Foreign exchange contracts:
Forwards and swaps related to commercial loans	572,016	7,574	2,666	443,493	167	3,872
Spots related to commercial loans	7,612	3	5	48,626	7	68
Swap associated with sale of Visa, Inc. Class B shares	138,881	—	5,506	161,904	—	5,904
Futures contracts (3)	2,396,000	—	—	2,110,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	38,301,554	780,757	187,995	35,503,973	313,573	97,881
Foreign exchange contracts for customers	1,335,719	57,647	54,890	1,039,507	22,766	20,678
Total trading account assets and liabilities		838,404	242,885		336,339	118,559
Total free-standing derivative instruments not designated as hedging instruments		$866,768	$265,292		$344,247	$132,682

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
The Company recognized no gains or losses for the three months ended March 31, 2020 and 2019, related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2020, the fair value hedges had a weighted average expected remaining term of 3.1 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2020 and 2019.
At March 31, 2020, cash flow hedges not terminated had a net fair value of $(5) million and a weighted average life of 2.9 years. Net gains of $110.9 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.9 years.

The following table presents the effect of hedging derivative instruments on the Company’s Unaudited Condensed Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Three Months Ended March 31, 2020
Total amounts presented in the unaudited condensed consolidated statements of income	$715,476	$21,176

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$3,365
Recognized on derivatives	—	105,944
Recognized on hedged items	—	(99,171)
Net income (expense) recognized on fair value hedges	$—	$10,138

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$5,459	$(419)
Net income (expense) recognized on cash flow hedges	$5,459	$(419)

Three Months Ended March 31, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$800,488	$37,626

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(2,348)
Recognized on derivatives	—	24,034
Recognized on hedged items	—	(22,643)
Net income (expense) recognized on fair value hedges	$—	$(957)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(1,210)	$(169)
Net income (expense) recognized on cash flow hedges	$(1,210)	$(169)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets in fair value hedging relationships.

	March 31, 2020
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,484,746	$124,221	$1,335

	December 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,483,177	$25,092	$1,883

Derivatives Not Designated As Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges to facilitate client needs or as part of the Company’s overall risk management strategy. Economic hedges are those that do not qualify to be treated as a fair value hedge, cash flow hedge or foreign currency hedge for accounting purposes, but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company. The Company holds a portfolio of futures, forwards and interest rate lock commitments as well as options related to its equity-linked CDs to mitigate its economic risk exposure. The Company also enters into a variety of interest rate contracts and foreign exchange contracts in its trading activities. See Note 13, Derivatives and Hedging, in the Notes to the December 31, 2019, Consolidated Financial Statements for a description of the Company's derivatives not designated as hedges.
The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income from free-standing derivative instruments not designated as hedging instruments are summarized in the following table.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2020	2019
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(793)	$(579)
Interest rate contracts:
Interest rate lock commitments	Mortgage banking income	9,322	1,146
Option contracts related to mortgage servicing rights	Mortgage banking income	1,528	294
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(5,907)	(89)
Interest rate contracts for customers	Corporate and correspondent investment sales	4,137	3,428
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(1,888)	(1,017)
Written equity option related to equity-linked CDs	Other expense	1,624	996
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	25,981	2,696
Spot contracts related to commercial loans	Other income	771	(502)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	4,701	3,851
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2020, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $838 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at March 31, 2020, have credit risk of $13 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2020 and 2019. At March 31, 2020 and December 31, 2019, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2020 and December 31, 2019, the Company had recorded the right to reclaim cash collateral of $231 million and $150 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $23 million and $12 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2020, was $86 million for which the Company has collateral requirements of $84 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on March 31, 2020, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2019, was $47 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2019, the Company’s collateral requirements to its counterparties would have increased by $2 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2020
Derivative financial assets:
Subject to a master netting arrangement	$77,191	$—	$77,191	$—	$5,160	$72,031
Not subject to a master netting arrangement	802,553	—	802,553	—	—	802,553
Total derivative financial assets	$879,744	$—	$879,744	$—	$5,160	$874,584

Derivative financial liabilities:
Subject to a master netting arrangement	$230,610	$—	$230,610	$—	$230,610	$—
Not subject to a master netting arrangement	40,300	—	40,300	—	—	40,300
Total derivative financial liabilities	$270,910	$—	$270,910	$—	$230,610	$40,300

December 31, 2019
Derivative financial assets:
Subject to a master netting arrangement	$41,390	$—	$41,390	$—	$5,860	$35,530
Not subject to a master netting arrangement	313,592	—	313,592	—	—	313,592
Total derivative financial assets	$354,982	$—	$354,982	$—	$5,860	$349,122

Derivative financial liabilities:
Subject to a master netting arrangement	$94,979	$—	$94,979	$—	$94,979	$—
Not subject to a master netting arrangement	40,921	—	40,921	—	—	40,921
Total derivative financial liabilities	$135,900	$—	$135,900	$—	$94,979	$40,921

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2020
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$9,227,506	$8,982,090	$245,416	$245,416	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$9,391,874	$8,982,090	$409,784	$409,784	$—	$—

December 31, 2019
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$656,504	$477,590	$178,914	$178,914	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$650,618	$477,590	$173,028	$173,028	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
March 31, 2020
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$3,734,955	$1,838,089	$1,476,830	$2,342,000	$9,391,874
Mortgage-backed securities	—	—	—	—	—
Total	$3,734,955	$1,838,089	$1,476,830	$2,342,000	$9,391,874

December 31, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$321,310	$—	$—	$305,750	$627,060
Mortgage-backed securities	—	—	23,558	—	23,558
Total	$321,310	$—	$23,558	$305,750	$650,618
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At March 31, 2020, the fair value of collateral received related to securities purchased under agreements to resell was $9.4 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $10.2 billion. At December 31, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $648 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $644 million.
(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	March 31, 2020	December 31, 2019
	(In Thousands)
Commitments to extend credit	$25,333,070	$27,725,965
Standby and commercial letters of credit	1,033,885	996,830
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At March 31, 2020 and December 31, 2019, the recorded amount of these deferred fees was $8 million and $7 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2020, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.0 billion. At March 31, 2020 and December 31, 2019, the Company had allowance for credit losses related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $101 million and $67 million, respectively. See Note 1, Basis of Presentation, for discussion of the impact of the adoption of ASC 326 on the allowance for credit losses related to letters of credit and unfunded commitments.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At March 31, 2020 and December 31, 2019, the amount of potential recourse was $19 million and $18 million, respectively, of which the Company had reserved $690 thousand and $693 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At March 31, 2020 and December 31, 2019, the Company had $1.7 million and $1.2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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
In April 2020, the Bank was named in a putative class action lawsuit filed in the District Court of Bexar County, Texas styled Zamora-Orduna Realty Group LLC v. BBVA USA, wherein plaintiffs allege the Bank tortiously failed to process certain loan requests submitted in connection with the federal Paycheck Protection Program.  The plaintiffs seek an amount not less than $10 million along with other demands for unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At March 31, 2020, the Company had accrued legal reserves in the amount of $24 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $76 million. This estimated range of reasonably possible losses is based on information available at March 31, 2020. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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

(9) Fair Value Measurements
See Note 19, Fair Value Measurements, in the Notes to the December 31, 2019, Consolidated Financial Statements for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$170,378	$170,378	$—	$—
State and political subdivisions	348	—	348	—
Interest rate contracts	780,757	—	780,757	—
Foreign exchange contracts	57,647	—	57,647	—
Total trading account assets	1,009,130	170,378	838,752	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	2,570,313	2,091,237	479,076	—
Mortgage-backed securities	1,185,676	—	1,185,676	—
Collateralized mortgage obligations	2,588,110	—	2,588,110	—
States and political subdivisions	717	—	717	—
Total debt securities available for sale	6,344,816	2,091,237	4,253,579	—
Loans held for sale	117,752	—	117,752	—
Derivative assets:
Interest rate contracts	31,191	—	16,867	14,324
Equity contracts	2,572	—	2,572	—
Foreign exchange contracts	7,577	—	7,577	—
Total derivative assets	41,340	—	27,016	14,324
Other assets:
Equity securities	19,990	19,990	—	—
MSR	31,232	—	—	31,232
SBIC	156,400	—	—	156,400
Liabilities:
Trading account liabilities:
Interest rate contracts	$187,995	$—	$187,995	$—
Foreign exchange contracts	54,890	—	54,890	—
Total trading account liabilities	242,885	—	242,885	—
Derivative liabilities:
Interest rate contracts	17,133	—	15,219	1,914
Equity contracts	2,141	—	2,141	—
Foreign exchange contracts	3,245	—	3,245	—
Total derivative liabilities	22,519	—	20,605	1,914

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$137,637	$137,637	$—	$—
Interest rate contracts	313,573	—	313,573	—
Foreign exchange contracts	22,766	—	22,766	—
Total trading account assets	473,976	137,637	336,339	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	3,127,525	2,598,471	529,054	—
Mortgage-backed securities	1,325,857	—	1,325,857	—
Collateralized mortgage obligations	2,781,125	—	2,781,125	—
States and political subdivisions	798	—	798	—
Total debt securities available for sale	7,235,305	2,598,471	4,636,834	—
Loans held for sale	112,058	—	112,058	—
Derivative assets:
Interest rate contracts	13,907	38	10,781	3,088
Equity contracts	4,460	—	4,460	—
Foreign exchange contracts	276	—	276	—
Total derivative assets	18,643	38	15,517	3,088
Other assets:
Equity securities	19,038	19,038	—	—
MSR	42,022	—	—	42,022
SBIC	119,475	—	—	119,475
Liabilities:
Trading account liabilities:
Interest rate contracts	$97,881	$—	$97,881	$—
Foreign exchange contracts	20,678	—	20,678	—
Total trading account liabilities	118,559	—	118,559	—
Derivative liabilities:
Interest rate contracts	3,732	—	3,732	—
Equity contracts	3,765	—	3,765	—
Foreign exchange contracts	3,940	—	3,940	—
Total derivative liabilities	11,437	—	11,437	—

The following tables reconcile the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	1,146	(5,053)	7,557
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	5,712
Issuances	—	1,059	—
Sales	—	—	—
Settlements	—	—	—
Balance, March 31, 2019	$3,158	$47,545	$93,343
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2019	$1,146	$(5,053)	$7,557

Balance, December 31, 2019	$3,088	$42,022	$119,475
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	9,322	(12,461)	27,658
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	9,267
Issuances	—	1,671	—
Sales	—	—	—
Settlements	—	—	—
Balance, March 31, 2020	$12,410	$31,232	$156,400
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2020	$9,322	$(12,461)	$27,658

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three months ended March 31, 2020 and 2019, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2020
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$21,392	$—	$—	$21,392	$(707)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$14,983	$—	$—	$14,983	$(1,973)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2020	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$12,410	Discounted cash flow	Closing ratios (pull-through)	7.8% - 99.8% (61.6%)
			Cap grids	-0.2% - 2.6% (0.9%)
Other assets - MSRs	31,232	Discounted cash flow	Option adjusted spread	6.0% - 8.3% (6.2%)
			Constant prepayment rate or life speed	0.4% - 79.2% (19.4%)
			Cost to service	$65 - $4,000 ($92)
Other assets - SBIC investments	156,400	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
OREO	21,392	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$3,088	Discounted cash flow	Closing ratios (pull-through)	16.8% - 100.0% (60.1%)
			Cap grids	0.5% - 2.5% (0.9%)
Other assets - MSRs	42,022	Discounted cash flow	Option adjusted spread	6.0% - 9.0% (6.4%)
			Constant prepayment rate or life speed	0.0% - 80.0% (14.6%)
			Cost to service	$65 - $4,000 ($90)
Other assets - SBIC investments	119,475	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$2,177	Discounted cash flow	Prepayment rate	13.7% - 14.7% (14.2%)
			Default rate	3.1% - 4.9% (4.0%)
			Loss severity	50.3% - 61.9% (56.1%)
Impaired loans	484	Appraised value	Appraised value	0.0% - 70.0% (9.7%)
OREO	21,583	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$5,513,268	$5,513,268	$5,513,268	$—	$—
Debt securities held to maturity	7,878,158	8,267,393	1,415,683	6,220,857	630,853
Loans	67,539,414	67,372,923	—	—	67,372,923
Liabilities:
Deposits	$77,234,507	$77,257,753	$—	$77,257,753	$—
FHLB and other borrowings	3,790,137	3,580,396	—	3,580,396	—
Federal funds purchased and securities sold under agreements to repurchase	409,784	409,784	—	409,784	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,938,698	$6,938,698	$6,938,698	$—	$—
Debt securities held to maturity	6,797,046	6,921,158	1,340,448	4,912,399	668,311
Loans	63,946,857	60,869,662	—	—	60,869,662
Liabilities:
Deposits	$74,985,283	$75,024,350	$—	$75,024,350	$—
FHLB and other borrowings	3,690,044	3,721,949	—	3,721,949	—
Federal funds purchased and securities sold under agreements to repurchase	173,028	173,028	—	173,028	—
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
At both March 31, 2020 and December 31, 2019, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $2.6 million and $245 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2020 and 2019, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(5.9) million and $(89) thousand for the three months ended March 31, 2020 and 2019, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2020
Residential mortgage loans held for sale	$117,752	$111,440	$6,312
December 31, 2019
Residential mortgage loans held for sale	$112,058	$108,345	$3,713

(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended March 31,
	2020			2019
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from debt securities available for sale	$130,943	$31,244	$99,699	$67,768	$16,068	$51,700
Less: reclassification adjustment for net gains on sale of debt securities in net income	19,139	4,567	14,572	8,958	2,124	6,834
Net change in unrealized gains on debt securities available for sale	111,804	26,677	85,127	58,810	13,944	44,866
Change in unamortized net holding gains on debt securities held to maturity	2,069	494	1,575	2,284	541	1,743
Change in unamortized non-credit related impairment on debt securities held to maturity	155	37	118	482	114	368
Net change in unamortized holding gains on debt securities held to maturity	2,224	531	1,693	2,766	655	2,111
Unrealized holding gains arising during period from cash flow hedge instruments	360,963	86,126	274,837	31,518	7,465	24,053
Change in defined benefit plans	2,301	547	1,754	4,089	970	3,119
Other comprehensive income	$477,292	$113,881	$363,411	$97,183	$23,034	$74,149
Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income before reclassifications	51,700	23,001	—	—	74,701
Amounts reclassified from accumulated other comprehensive income (loss)	(5,091)	1,052	3,119	368	(552)
Net current period other comprehensive income	46,609	24,053	3,119	368	74,149
Balance, March 31, 2019	$(137,668)	$29,188	$(33,727)	$(5,928)	$(148,135)

Balance, December 31, 2019	$(40,080)	$91,445	$(46,666)	$(5,771)	$(1,072)
Other comprehensive income before reclassifications	99,699	278,675	—	—	378,374
Amounts reclassified from accumulated other comprehensive income (loss)	(12,997)	(3,838)	1,754	118	(14,963)
Net current period other comprehensive income	86,702	274,837	1,754	118	363,411
Balance, March 31, 2020	$46,622	$366,282	$(44,912)	$(5,653)	$362,339

(1)	Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019.

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)		Condensed Consolidated Statements of Income Caption
	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$19,139	$8,958	Investment securities gains, net
	(2,069)	(2,284)	Interest on debt securities held to maturity
	17,070	6,674
	(4,073)	(1,583)	Income tax expense
	$12,997	$5,091	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$5,459	$(1,210)	Interest and fees on loans
	(419)	(169)	Interest on FHLB and other borrowings
	5,040	(1,379)
	(1,202)	327	Income tax (expense) benefit
	$3,838	$(1,052)	Net of tax

Defined Benefit Plan Adjustment	$(2,301)	$(4,089)	(2)
	547	970	Income tax benefit
	$(1,754)	$(3,119)	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(155)	$(482)	Interest on debt securities held to maturity
	37	114	Income tax benefit
	$(118)	$(368)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, in the Notes to the December 31, 2019, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$207,334	$194,297
Net income taxes paid	7,208	320
Operating cash flows from operating leases	12,499	13,417
Operating cash flows from finance leases	140	159
Financing cash flows from finance leases	414	386

Supplemental schedule of noncash activities:
Transfer of loans and loans held for sale to OREO	$5,735	$6,534
Transfer of loans to loans held for sale	—	1,196,883
Right-of-use assets obtained in exchange for lease obligations- operating leases	17,568	22,108

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash and cash equivalents	$5,513,268	$6,008,461
Restricted cash in other assets	306,798	131,378
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$5,820,066	$6,139,839
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended March 31, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$266,837	$295,009	$30,779	$(36,427)	$33,257	$589,455
Allocated provision for credit losses	42,184	66,729	92,970	(237)	155,345	356,991
Noninterest income	68,535	130,704	40,135	26,202	68,666	334,242
Noninterest expense	174,583	305,258	61,395	4,046	2,263,778	2,809,060
Net income (loss) before income tax expense (benefit)	118,605	53,726	(83,451)	(14,034)	(2,317,200)	(2,242,354)
Income tax expense (benefit)	24,685	11,494	(17,525)	(2,947)	(20,776)	(5,069)
Net income (loss)	93,920	42,232	(65,926)	(11,087)	(2,296,424)	(2,237,285)
Less: net income (loss) attributable to noncontrolling interests	116	—	—	396	(11)	501
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$93,804	$42,232	$(65,926)	$(11,483)	$(2,296,413)	$(2,237,786)
Average assets	$41,177,867	$18,697,233	$8,282,036	$20,254,208	$7,944,769	$96,356,113

	Three Months Ended March 31, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$315,332	$349,377	$33,818	$(20,024)	$4,586	$683,089
Allocated provision (credit) for loan losses	57,440	103,405	25,930	373	(4,856)	182,292
Noninterest income	57,375	111,919	36,517	12,486	39,463	257,760
Noninterest expense	167,968	297,923	39,879	5,589	70,614	581,973
Net income (loss) before income tax expense (benefit)	147,299	59,968	4,526	(13,500)	(21,709)	176,584
Income tax expense (benefit)	30,933	12,593	950	(2,835)	(6,038)	35,603
Net income (loss)	116,366	47,375	3,576	(10,665)	(15,671)	140,981
Less: net income attributable to noncontrolling interests	96	—	—	405	55	556
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$116,270	$47,375	$3,576	$(11,070)	$(15,726)	$140,425
Average assets	$40,393,329	$18,932,712	$8,214,217	$17,214,202	$8,231,416	$92,985,876
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
Funds transfer pricing was used in the determination of net interest income earned primarily on loans and deposits. The method employed for funds transfer pricing is a matched funding concept whereby lines of business which are fund providers are credited and those that are fund users are charged based on maturity, prepayment and/or repricing characteristics applied on an instrument level. Provision for loan losses is allocated to each segment based on internal management accounting policies for the allowance for loan losses and the related provision which differs from the policies for consolidated purposes. The difference between the consolidated provision for credit losses and the segments' provision for credit losses is reflected in Corporate Support and Other and reflects a current year revision in policy. Costs for centrally managed operations are generally allocated to the lines of business based on the utilization of services provided or other appropriate indicators. Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing services to, customers. Results of operations for the business segments reflect these fee sharing allocations. Capital is allocated to the lines of business based upon the underlying risks in each business considering economic and regulatory capital standards.
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2019 segment information has been revised to conform to the 2020 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(13) Related Party Transactions
The Company enters into various transactions with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2020 and 2019.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.5 billion and $3.4 billion as of March 31, 2020 and December 31, 2019, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	March 31, 2020	December 31, 2019
	(In Thousands)
Derivative contracts:
Fair value hedges	$(799)	$(354)
Cash flow hedges	(574)	102
Free-standing derivatives not designated as hedging instruments	(60,621)	(9,688)
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

	March 31, 2020	December 31, 2019
	(In Thousands)
Securities purchased under agreements to resell	$138,265	$178,914
Securities sold under agreements to repurchase	53,574	16,596
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2019. At both March 31, 2020 and December 31, 2019 there was no amount outstanding under the revolving note and cash subordination agreement. There was $55 thousand in interest expense related to these agreements for the three months ended March 31, 2020 and $25 thousand interest expense for the three months ended March 31, 2019 and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $4.1 million for both the three months ended March 31, 2020 and 2019, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $9.9 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both March 31, 2020 and December 31, 2019, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended March 31, 2020 and 2019, the Company paid $4.2 million and $4.5 million, respectively, of preferred stock dividends to BBVA.

Loan Sales to Related Parties
During the three months ended March 31, 2019, the Company transferred to loans held for sale and subsequently sold $1.2 billion of commercial loans to BBVA, S.A. New York Branch. The Company recognized a gain on the sale of these loans of $778 thousand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses and goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements, included herein.
Executive Overview
Financial Performance
Consolidated net (loss) income attributable to the Company for the three months ended March 31, 2020 was $(2.2) billion compared to $140.4 million earned during the three months ended March 31, 2019. The Company’s results of operations for the three months ended March 31, 2020, reflected lower net interest income, higher provision for credit losses, higher noninterest expense, which includes $2.2 billion of goodwill impairment, offset by higher noninterest income.
Net interest income totaled $589.5 million for the three months ended March 31, 2020 compared to $683.1 million for the three months ended March 31, 2019. Net interest income for the three months ended March 31, 2020 was impacted by the decrease in the Federal Reserve Board benchmark interest rates during the second half of 2019 and in March of 2020. The net interest margin for the three months ended March 31, 2020 was 2.80%, compared to 3.41% for the three months ended March 31, 2019.
For the three months ended March 31, 2020, the Company recorded $357.0 million of provision for credit losses compared to $182.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, provision for credit losses was comprised of $356.9 million of provision for loan losses and $45 thousand of provision for HTM security losses.
For the three months ended March 31, 2020, the Company recorded $356.9 million of provision for loan losses compared to $182.3 million for the three months ended March 31, 2019. The Company adopted ASC 326 effective January 1, 2020 recorded a net of tax increase to accumulated deficit of $150.2 million as of January 1, 2020 for the cumulative effect of adopting ASC 326. The increase in provision for loan losses for the three months ended March 31, 2020 reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast as well as the impact of higher reserves in the energy portfolio due to the decrease in oil prices for three months ended March 31, 2020.
Net charge-offs for the three months ended March 31, 2020 totaled $111.8 million compared to $101.5 million for the three months ended March 31, 2019. The increase in net charge-offs for the three months ended March 31, 2020 as compared to the corresponding period in 2019 was primarily driven by a $14.3 million increase in commercial, financial and agricultural net charge-offs and a $4.3 million increase in credit card net charge-offs, offset by a $2.1 million decrease in consumer direct net charge-offs and a $6.6 million decrease in consumer indirect net charge-offs.
Noninterest income increased to $334.2 million for the three months ended March 31, 2020 compared to $257.8 million for the three months ended March 31, 2019. The primary drivers of the increase in noninterest income were a $7.7 million increase in investment services sales fees, a $7.9 million increase in investment banking and advisory fees, a $3.8 million increase in corporate and correspondent investment sales, a $12.5 million increase in mortgage banking income, a $10.2 million increase in investment securities gains, and a $23.9 million increase in other noninterest income due to a $20.3 million increase in the value of the SBIC investments.
Noninterest expense increased $2.2 billion to $2.8 billion for the three months ended March 31, 2020 compared to $582.0 million for the three months ended March 31, 2019. The increase was driven by a $17.4 million increase in salaries, benefits and commissions, a $2.2 billion goodwill impairment and an $18.0 million increase in other noninterest expense primarily attributable to an increase in provision for unfunded commitments.
Income tax (benefit) expense was $(5.1) million for the three months ended March 31, 2020 compared to $35.6 million for the three months ended March 31, 2019. This resulted in an effective tax rate of 0.2% for the three months ended March 31, 2020 and 20.2% for three months ended March 31, 2019. The decrease in the tax rate was primarily due to an unfavorable permanent difference related to goodwill impairment for the three months ended March 31, 2020.
The Company's total assets at March 31, 2020 were $94.3 billion, an increase of $722 million from December 31, 2019 levels. Total loans, excluding loans held for sale, were $67.5 billion at March 31, 2020, an increase of $3.6 billion or 5.6% from year-end December 31, 2019 levels. The increase was primarily driven by a $3.4 billion increase in commercial, financial and agricultural loans reflecting an increase in line of credit draws late in the quarter as companies responded to the COVID-19 pandemic. Deposits increased $2.2 billion or 3.0% compared to December 31, 2019.
Total shareholder's equity at March 31, 2020 was $11.4 billion, a decrease of $2.0 billion compared to December 31, 2019.
COVID-19 Pandemic Government Responses and Regulatory Developments
Government Response to COVID-19
Congress, the Federal Reserve Board and the other U.S. state and federal financial regulatory agencies have taken actions to mitigate disruptions to economic activity and financial stability resulting from COVID-19. The descriptions below summarize certain significant government actions taken in response to the COVID-19 pandemic. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions or government programs summarized.
The CARES Act
The CARES Act was signed into law on March 27, 2020. Among other provisions, the CARES Act includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expands the Small Business Administration’s business loan guarantee program through June 30, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary Small Business Administration loans, require six-month deferral of principal and interest repayment, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during an eight-week covered period.
The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency.
Also pursuant to the CARES Act, the U.S. Treasury has the authority to provide loans, guarantees and other investments in support of eligible businesses, states and municipalities affected by the economic effects of COVID-19 pandemic. Some of these funds have been used to support the several Federal Reserve Board programs and facilities described below or additional programs or facilities that are established by the Federal Reserve Board under its Section 13(3) authority and meeting certain criteria.

Federal Reserve Board Actions
The Federal Reserve Board has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the Federal Reserve Board reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The Federal Reserve Board has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.
In addition, the Federal Reserve Board has established, or has taken steps to establish, a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19 pandemic. Through these facilities and programs, the Federal Reserve Board, relying on its authority under Section 13(3) of the Federal Reserve Act, has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants.
Federal Reserve Board facilities and programs established, or in the process of being established, include:

•	a Paycheck Protection Program Liquidity Facility to provide financing to related to Paycheck Protection Program loans made by banks;

•	a Main Street New Loan Facility and a Main Street Expanded Loan Facility to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses;

•	a Primary Dealer Credit Facility to provide liquidity to primary dealers through a secured lending facility;

•	a Commercial Paper Funding Facility to purchase the commercial paper of certain U.S. issuers;

•	a Primary Market Corporate Credit Facility to purchase corporate bonds directly from, or make loans directly, to eligible participants;

•	a Secondary Market Corporate Credit Facility to purchase corporate bonds trading in secondary markets, including from exchange-traded funds, that were issued by eligible participants;

•	a Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities;

•	a Municipal Liquidity Facility to purchased bonds directly from U.S. state, city and county issuers; and

•	a Money Market Mutual Fund Liquidity Facility to purchase certain assets from, or make loans to, financial institutions providing financing to eligible money market mutual funds.
These facilities and programs are in various stages of development, and the Company and the Bank may participate in some or all of them, including as an agent or intermediary on behalf of clients or customers or in an advisory capacity.
Regulatory Considerations
Revisions to Definition of Eligible Retained Income
The U.S. banking agencies have adopted an interim final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. This definition applies with respect to all of the Company’s capital requirements. The interim final rule became effective March 20, 2020.
Regulatory Effects of the CARES Act
In addition to authorizing several programs to provide loans, guarantees and other investments in support of eligible organizations, states and municipalities affected by the economic effects of the COVID-19 pandemic, the CARES Act also includes several measures that temporarily adjust existing laws or regulations. These include providing the FDIC with additional authority to guarantee the deposits of solvent insured depository institutions held in noninterest-bearing business transaction accounts to a maximum amount specified by the FDIC, reinstating the FDIC’s Temporary Liquidity Guarantee Authority to guarantee debt obligations of solvent insured depository institutions or depository institution holding companies and temporarily allowing the Treasury to fully guarantee money market mutual funds. The CARES Act also provides financial institutions with the option to suspend GAAP requirements for coronavirus-related loan modifications that would otherwise constitute troubled debt restructurings and further requires the federal banking agencies to defer to financial institutions’ determinations in making such suspensions.
Capital
Under the Basel III final rule, the Company's Tier1 and CET1 ratios were 12.29% and 11.97%, respectively, at March 31, 2020 compared to 12.83% and 12.49%, respectively, at December 31, 2019.
The Company has elected the ‘five-year transition’ for the ASC 326 accounting standard from the banking agencies’ interim final rule announced on March 27, 2020. This five-year transition election allows banking organizations to defer certain effects of the ASC 326 accounting standard on their regulatory capital. Specifically, this interim final rule allows for 25% of the cumulative increase in the allowance for credit losses since the adoption of ASC 326 and 100% of the day-one impact of ASC 326 adoption to be deferred for a two-year period. This two-year period will be followed by a three-year transition period to phase-in the impact of the deferred amounts on regulatory capital.
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
Any dividends paid by the Parent must be set forth as capital actions in the Company's capital plan and must be made in accordance with the relevant banking law and Federal Reserve Board regulations and policy.
At March 31, 2020, the Company's LCR was 144%, which would have been fully compliant with the LCR requirements if the LCR requirements applied to the Company.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.
Recently Issued Accounting Standards Not Yet Adopted
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.

This ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of applying the elections in this ASU on the financial condition and results of operations of the Company.
Analysis of Results of Operations
Consolidated net (loss) income attributable to the Company totaled $(2.2) billion and $140.4 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s results of operations for the three months ended March 31, 2020, reflected lower net interest income, higher provision for credit losses, higher noninterest expense, which includes $2.2 billion of goodwill impairment, offset by higher noninterest income.
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
Three Months Ended March 31, 2020 and 2019
Net interest income totaled $589.5 million for the three months ended March 31, 2020 compared to $683.1 million for the three months ended March 31, 2019.
Net interest income on a fully taxable equivalent basis totaled $601.5 million for the three months ended March 31, 2020, a decrease of $94.8 million compared with $696.3 million for the three months ended March 31, 2019. The decrease in net interest income was primarily the result of a decrease in interest income on loans and AFS debt securities offset by decreases in interest expense on interest bearing deposits and FHLB and other borrowings.
Net interest margin was 2.80% for the three months ended March 31, 2020 compared to 3.41% for the three months ended March 31, 2019. The 61 basis point decrease in net interest margin was primarily driven by the impact of the decrease in the Federal Reserve Board benchmark interest rates during the second half of 2019 and in March of 2020.
The fully taxable equivalent yield for the three months ended March 31, 2020, on the loan portfolio was 4.50% compared to 5.03% for the same period in 2019. The 53 basis point decrease was primarily driven by the timing of the Federal Reserve Board's decrease of benchmark rates during the second half of 2019 and in March of 2020.
The fully taxable equivalent yield on the investment securities portfolio was 1.18% for the three months ended March 31, 2020 compared to 2.45% for the three months ended March 31, 2019. The decrease was a result of lower interest rates during the three months ended March 31, 2020 as compared to rates during the three months ended March 31, 2019 as well as higher levels of premium amortization as actual and expected prepayments increased.
The average rate paid on interest bearing deposits was 1.21% for the three months ended March 31, 2020 compared to 1.42% for the three months ended March 31, 2019 and reflects the impact of lower funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended March 31, 2020 was 2.28% compared to 3.56% for the corresponding period in 2019.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$64,875,095	$726,532	4.50%	$65,482,395	$812,415	5.03%
Debt securities – AFS	6,669,560	(1,492)	(0.09)	9,922,400	53,522	2.19
Debt securities – HTM (tax exempt) (3)	541,954	4,690	3.48	658,910	6,091	3.75
Debt securities – HTM (taxable)	6,650,211	37,390	2.26	3,375,382	24,674	2.96
Total debt securities - HTM	7,192,165	42,080	2.35	4,034,292	30,765	3.09
Trading account securities (3)	167,070	1,122	2.70	81,552	539	2.68
Other (4) (5)	7,568,988	42,175	2.24	3,170,307	22,968	2.94
Total earning assets	86,472,878	810,417	3.77	82,690,946	920,209	4.51
Noninterest earning assets:
Cash and due from banks	537,961			1,293,095
Allowance for credit losses	(1,064,750)			(909,663)
Net unrealized gain (loss) on investment securities available for sale	31,630			(187,905)
Other noninterest earning assets	10,378,394			10,099,403
Total assets	$96,356,113			$92,985,876
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$11,698,488	24,551	0.84	$8,685,693	20,346	0.95
Savings and money market accounts	31,978,293	84,792	1.07	27,218,571	76,909	1.15
Certificates and other time deposits	10,911,541	55,399	2.04	16,116,509	85,099	2.14
Total interest bearing deposits	54,588,322	164,742	1.21	52,020,773	182,354	1.42
FHLB and other borrowings	3,736,201	21,176	2.28	4,290,724	37,626	3.56
Federal funds purchased and securities sold under agreements to repurchase (5)	1,451,501	22,658	6.28	411,925	3,747	3.69
Other short-term borrowings	20,037	352	7.07	28,117	196	2.83
Total interest bearing liabilities	59,796,061	208,928	1.41	56,751,539	223,923	1.60
Noninterest bearing deposits	20,293,503			20,183,069
Other noninterest bearing liabilities	2,765,934			2,410,613
Total liabilities	82,855,498			79,345,221
Shareholder’s equity	13,500,615			13,640,655
Total liabilities and shareholder’s equity	$96,356,113			$92,985,876
Net interest income/net interest spread		$601,489	2.36%		$696,286	2.91%
Net interest margin			2.80%			3.41%
Taxable equivalent adjustment		12,034			13,197
Net interest income		$589,455			$683,089

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the notes to the financial statements.

Provision for Credit Losses
The provision for credit losses is the charge to earnings that management determines to be necessary to maintain the allowance for credit losses at a sufficient level reflecting management's estimate of expected losses over the life of the portfolio. The Company adopted ASC 326 effective January 1, 2020 recorded a net of tax increase to accumulated deficit of $150.2 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.
Three Months Ended March 31, 2020 and 2019
For the three months ended March 31, 2020, the Company recorded $357.0 million of provision for credit losses compared to $182.3 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, provision for credit losses was comprised of $356.9 million of provision for loan losses and $45 thousand of provision for HTM security losses.
For the three months ended March 31, 2020, the Company recorded $356.9 million of provision for loan losses compared to $182.3 million for the three months ended March 31, 2019. The increase in provision for loan losses for the three months ended March 31, 2020 reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast as well as the impact of higher reserves in the energy portfolio due to the decrease in oil prices for three months ended March 31, 2020.
The Company recorded net charge-offs of $111.8 million during the three months ended March 31, 2020 compared to $101.5 million during the corresponding period in 2019. The increase in net charge-offs for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was primarily driven by a $14.3 million increase in commercial, financial and agricultural net charge-offs and a $4.3 million increase in credit card net charge-offs, offset by a $2.1 million decrease in consumer direct net charge-offs and a $6.6 million decrease in consumer indirect net charge-offs.
Net charge-offs were 0.69% of average loans for the three months ended March 31, 2020 compared to 0.63% of average loans for the three months ended March 31, 2019.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Service charges on deposit accounts	$61,531	$58,908
Card and merchant processing fees	50,091	46,002
Investment services sales fees	34,407	26,696
Investment banking and advisory fees	26,731	18,857
Money transfer income	24,548	21,981
Mortgage banking	17,451	4,937
Asset management fees	11,904	10,767
Corporate and correspondent investment sales	10,717	6,892
Bank owned life insurance	4,625	4,584
Investment securities gains, net	19,139	8,958
Other	73,098	49,178
Total noninterest income	$334,242	$257,760

Three Months Ended March 31, 2020 and 2019
Noninterest income was $334.2 million for the three months ended March 31, 2020, compared to $257.8 million for the three months ended March 31, 2019. The increase in noninterest income was primarily driven by increases in investment services sales fees, investment banking and advisory fees, corporate and correspondent investment sales, mortgage banking income, investment securities gains and other noninterest income.
Investment services sales fees is comprised of mutual fund and annuity sales income and insurance sales fees. Income from investment services sales fees increased to $34.4 million for the three months ended March 31, 2020, compared to $26.7 million for the three months ended March 31, 2019. The primary contributors to this increase were a $4.3 million increase in securities transaction fees, a $2.4 million increase in annuity sales fees, and a $1.3 million increase in mutual fund fees.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees increased to $26.7 million for the three months ended March 31, 2020, compared to $18.9 million for the three months ended March 31, 2019. The primary driver of this increase was an increase in debt capital markets activity during the three months ended March 31, 2020 compared to the same period in 2019.
Mortgage banking is comprised of servicing income, guarantee fees and gains on sales of mortgage loans as well as fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income increased $12.5 million for three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in mortgage banking income was primarily due to an increase of $9.9 million in fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs as well as $3.1 million increase in gains on sale of mortgage loans driven by increased production and sales income as lower market interest rates drove increased applications.
Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $10.7 million for the three months ended March 31, 2020 from $6.9 million for the three months ended March 31, 2019. The primary driver of the increase was an increase in bond trading as well as increases in sales of interest rate and foreign currency contracts.
Investment securities gains, net were $19.1 million for the three months ended March 31, 2020 compared to $9.0 million for the three months ended March 31, 2019. See, “—Debt Securities” for more information related to the debt securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMS and foreign exchange. Other noninterest income increased to $73.1 million for the three months ended March 31, 2020, compared to $49.2 million for the three months ended March 31, 2019, was primarily due to a $20.3 million increase in the value of the SBIC investments.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Salaries, benefits and commissions	$310,136	$292,716
Professional services	70,220	63,896
Equipment	64,681	65,394
Net occupancy	39,843	40,941
Money transfer expense	17,136	14,978
Goodwill impairment	2,185,000	—
Other	122,044	104,048
Total noninterest expense	$2,809,060	$581,973
Three Months Ended March 31, 2020 and 2019
Noninterest expense was $2.8 billion for the three months ended March 31, 2020, an increase of $2.2 billion compared to $582.0 million for the three months ended March 31, 2019. The increase in noninterest expense was primarily driven by increases in salaries, benefits and commissions, goodwill impairment and other noninterest expense.
Salaries, benefits and commissions expense increased to $310.1 million during the three months ended March 31, 2020, compared to $292.7 million for the three months ended March 31, 2019, related to increases in full time salaries due to annual merit increases and higher production-based incentives.
Goodwill impairment was $2.2 billion for the three months ended March 31, 2020, compared to no goodwill impairment during the three months ended March 31, 2019. Refer to "—Goodwill" and Note 5, Goodwill, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $18.0 million during the three months ended March 31, 2020, to $122.0 million compared to $104.0 million for the three months ended March 31, 2019 primarily attributable to a $22.5 million increase in provision for unfunded commitments.
Income Tax Expense
Three Months Ended March 31, 2020 and 2019
The Company’s income tax (benefit) expense totaled $(5.1) million and $35.6 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate was 0.2% for the three months ended March 31, 2020 and 20.2% for the three months ended March 31, 2019. The tax rate was primarily due to an unfavorable permanent difference related to goodwill impairment for the three months ended March 31, 2020.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $4.5 billion at March 31, 2020, compared to $5.8 billion December 31, 2019. The decrease was primarily driven by a $1.3 billion decrease in interest bearing deposits with the Federal Reserve.

Trading Account Assets
Trading account assets totaled $1.0 billion at March 31, 2020, compared to $474 million December 31, 2019. The increase in trading account assets primarily related to increases in the fair value of interest rate derivative contracts for customers.
Debt Securities
At March 31, 2020, the securities portfolio included $6.3 billion in available for sale debt securities and $7.9 billion in held to maturity debt securities for a total debt securities portfolio of $14.2 billion, an increase of $191 million compared with December 31, 2019.
During the three months ended March 31, 2020, the Company received proceeds of $607.7 million related to the sale of U.S. Treasury securities and agency collateralized mortgage obligations securities classified as available for sale which resulted in a net gain of $19.1 million. The Company also purchased approximately $1.3 billion of agency collateralized mortgage obligations that were classified as held to maturity.
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
The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	March 31, 2020	December 31, 2019
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$27,832,113	$24,432,238
Real estate – construction	2,171,714	2,028,682
Commercial real estate – mortgage	13,853,405	13,861,478
Total commercial loans	$43,857,232	$40,322,398
Consumer loans:
Residential real estate – mortgage	$13,446,018	$13,533,954
Equity lines of credit	2,611,350	2,592,680
Equity loans	229,369	244,968
Credit card	1,023,372	1,002,365
Consumer direct	2,276,045	2,338,142
Consumer indirect	4,096,028	3,912,350
Total consumer loans	$23,682,182	$23,624,459
Total loans	$67,539,414	$63,946,857
Loans held for sale	117,752	112,058
Total loans and loans held for sale	$67,657,166	$64,058,915
Loans and loans held for sale, net of unearned income, totaled $67.7 billion at March 31, 2020, an increase of $3.6 billion from December 31, 2019. The increase was primarily driven by a $3.4 billion increase in commercial, financial and agricultural loans primarily reflecting an increase in line of credit draws late in the quarter as companies responded to the COVID-19 pandemic.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.

Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets, totaled $773 million at March 31, 2020, an increase of $63 million, compared to $710 million at December 31, 2019. As a percentage of total loans and loans held for sale, foreclosed real estate and other repossessed assets, nonperforming assets were 1.14% at March 31, 2020 compared with 1.11% at December 31, 2019.
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
Table 5 Potential Problem Loans

	March 31, 2020	December 31, 2019
	(In Thousands)
Commercial, financial and agricultural	$313,119	$312,125
Real estate – construction	9,664	13,099
Commercial real estate – mortgage	86,926	78,428
	$409,709	$403,652

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	March 31, 2020	December 31, 2019
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$323,881	$268,288
Real estate – construction	13,676	8,041
Commercial real estate – mortgage	114,839	98,077
Residential real estate – mortgage	147,058	147,337
Equity lines of credit	33,354	38,113
Equity loans	8,027	8,651
Credit card	—	—
Consumer direct	7,160	6,555
Consumer indirect	28,721	31,781
Total nonaccrual loans	676,716	606,843
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$676,716	$606,843
Accruing TDRs: (1)
Commercial, financial and agricultural	$1,931	$1,456
Real estate – construction	69	72
Commercial real estate – mortgage	3,333	3,414
Residential real estate – mortgage	55,116	57,165
Equity lines of credit	—	—
Equity loans	22,392	23,770
Credit card	—	—
Consumer direct	14,898	12,438
Consumer indirect	—	—
Total Accruing TDRs	97,739	98,315
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$97,739	$98,315
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$3,013	$6,692
Real estate – construction	574	571
Commercial real estate – mortgage	912	6,576
Residential real estate – mortgage	5,744	4,641
Equity lines of credit	3,295	1,567
Equity loans	293	195
Credit card	23,707	22,796
Consumer direct	15,196	18,358
Consumer indirect	9,040	9,730
Total loans 90 days past due and accruing	61,774	71,126
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$61,774	$71,126
Foreclosed real estate	$20,642	$20,833
Other repossessed assets	$13,338	$10,930

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	March 31, 2020	December 31, 2019
	(In Thousands)
Nonaccrual loans	$676,716	$606,843
Loans 90 days or more past due and accruing (1)	61,774	71,126
TDRs 90 days or more past due and accruing	335	414
Nonperforming loans	738,825	678,383
Foreclosed real estate	20,642	20,833
Other repossessed assets	13,338	10,930
Total nonperforming assets	$772,805	$710,146

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	March 31, 2020	December 31, 2019
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.09%	1.06%
Nonperforming assets as a percentage of total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	1.14	1.11
Allowance for loan losses as a percentage of loans	2.00	1.44
Allowance for loan losses as a percentage of nonperforming loans (3)	182.87	135.76

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, foreclosed real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale.
Table 9 Rollforward of Nonaccrual Loans

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Balance at beginning of period,	$606,843	$751,486
Additions	200,156	227,190
Returns to accrual	(18,779)	(37,819)
Loan sales	—	—
Payments and paydowns	(68,185)	(17,758)
Transfers to foreclosed real estate	(5,825)	(5,984)
Charge-offs	(37,494)	(110,471)
Balance at end of period	$676,716	$806,644
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
The following table provides a rollforward of TDR activity, excluding loans held for sale.
Table 10 Rollforward of TDR Activity

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Balance at beginning period	$215,481	$311,442
New TDRs	48,812	20,498
Payments/Payoffs	(13,259)	(15,719)
Charge-offs	(743)	(460)
Transfers to foreclosed real estate	—	—
Balance at end of period	$250,291	$315,761
The Company’s aggregate recorded investment in loans modified through TDRs was $250 million at March 31, 2020 compared to $215 million at December 31, 2019. Included in these amounts are $98 million at March 31, 2020 and $98 million at December 31, 2019 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
In response to the COVID-19 pandemic, beginning in March 2020 the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances are currently expected to cover periods of three to six months. In most cases, if the loans have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act they are not classified as TDRs and do not result in loans being placed on nonaccrual status.
Allowance for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb expected losses over the life of the loan portfolio. The Company adopted ASC 326 effective January 1, 2020. See Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the allowance for loan losses.
The total allowance for loan losses increased to $1.4 billion at March 31, 2020, from $921 million at December 31, 2019. The Company adopted ASC 326 effective January 1, 2020, and recorded a $184.9 million increase to its allowance for loan losses that was reflected as an adjustment to shareholder's equity, net of taxes. The increase was largely attributable to the residential real estate and consumer loan portfolios, given the longer asset duration associated with these portfolios.
The increase in the allowance for loan losses during the three months ended March 31, 2020, reflected an increase in expected losses over the life of the loan portfolio. The most significant driver of this increase is attributable to the recognition of the COVID-19 pandemic through an update to the reasonable and supportable macroeconomic forecast included in the baseline calculation, which most significantly impacted the commercial loan portfolios, but also drove increases in the consumer loan portfolio. The macroeconomic forecast utilized as of March 31, 2020, represented the best information available at the end of the reporting period, and included the following considerations:

•	Steep economic contraction in the second quarter of 2020, with a recovery starting in the third quarter of 2020.

•	Substantial increase in unemployment with a peak during the third quarter of 2020 and subsequent hiring rebound.

•	Significant and lingering negative impact on commercial real estate prices.

Further, due to the level of uncertainty related to the economic outlook, a more conservative downside economic scenario was included as part of the qualitative framework adjustments. An additional driver of the increase in the allowance for loan losses is the recognition of the decline in oil prices on the energy portfolio. Management recognized a qualitative factor adjustment separately from the baseline scenario considerations as oil prices are not a significant driver of the econometric models used in the baseline allowance calculation.
The ratio of the allowance for loan losses to total loans was 2.00% at March 31, 2020 compared to 1.44% at December 31, 2019. Nonperforming loans were $739 million at March 31, 2020 compared to $678 million at December 31, 2019.
Net charge-offs were 0.69% of average loans for the three months ended March 31, 2020 compared to 0.63% of average loans for the three months ended March 31, 2019. The increase in net charge-offs for the three months ended March 31, 2020, as compared to the corresponding period in 2019, was primarily driven by a $14.3 million increase in commercial, financial and agricultural net charge-offs and a $4.3 million increase in credit card net charge-offs, offset by a $2.1 million decrease in consumer direct net charge-offs and a $6.6 million decrease in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
Average loans outstanding during the period	$64,792,123	$65,386,558
Allowance for loan losses, beginning of period, prior to adoption of ASC 326	920,993	885,242
Impact of adopting ASC 326	184,931	—
Allowance for loan losses, beginning of period, after adoption of ASC 326	1,105,924	885,242
Charge-offs:
Commercial, financial and agricultural	24,207	9,503
Real estate – construction	27	19
Commercial real estate – mortgage	60	6
Residential real estate – mortgage	464	1,446
Equity lines of credit	1,155	3,238
Equity loans	380	328
Credit card	21,430	16,942
Consumer direct	58,931	59,131
Consumer indirect	35,505	36,800
Total charge-offs	142,159	127,413
Recoveries:
Commercial, financial and agricultural	5,193	4,760
Real estate – construction	40	1,429
Commercial real estate – mortgage	133	33
Residential real estate – mortgage	636	517
Equity lines of credit	619	2,663
Equity loans	168	409
Credit card	1,913	1,699
Consumer direct	7,205	5,257
Consumer indirect	14,454	9,134
Total recoveries	30,361	25,901
Net charge-offs	111,798	101,512
Total provision for loan losses	356,946	182,292
Allowance for loan losses, end of period	$1,351,072	$966,022
Net charge-offs to average loans	0.69%	0.63%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of March 31, 2020 and December 31, 2019.
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
The commercial, financial and agricultural portfolio segment totaled $27.8 billion at March 31, 2020 compared to $24.4 billion at December 31, 2019. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	March 31, 2020				December 31, 2019
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$2,264,955	$55,221	$—	$8	$2,139,178	$47,261	$—	$8
Basic Materials	573,995	962	—	6	526,485	1,342	—	—
Capital Goods & Industrial Services	2,396,739	49,729	637	—	1,987,046	23,736	96	4
Construction & Construction Materials	718,256	41,849	—	—	653,157	45,243	—	—
Consumer	704,670	2,328	—	—	641,289	1,540	—	—
Healthcare	2,986,057	24,128	306	—	2,747,248	24,989	314	—
Energy	3,447,553	88,364	—	—	2,905,791	69,042	—	—
Financial Services	1,227,127	24,551	—	—	1,009,533	23,427	—	1,615
General Corporates	1,802,658	16,366	436	2,999	1,726,318	16,883	475	5,065
Institutions	3,263,791	374	—	—	3,166,048	400	—	—
Leisure and Consumer Services	3,149,193	12,086	325	—	2,777,440	6,957	335	—
Real Estate	2,082,298	—	—	—	1,490,985	—	—	—
Retail	619,744	3,968	227	—	483,988	1,869	236	—
Telecoms, Technology & Media	1,142,538	2,361	—	—	909,476	2,558	—	—
Transportation	1,058,391	1,594	—	—	903,034	3,041	—	—
Utilities	394,148	—	—	—	365,222	—	—	—
Total Commercial, Financial and Agricultural	$27,832,113	$323,881	$1,931	$3,013	$24,432,238	$268,288	$1,456	$6,692
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.9 billion at both March 31, 2020 and December 31, 2019, and real estate — construction loans totaled $2.2 billion and $2.0 billion at March 31, 2020 and December 31, 2019, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	March 31, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$419,329	$3,867	$2,003	$—	$419,063	$4,377	$2,048	$—
Arizona	1,048,927	4,890	—	—	1,074,395	22,549	—	—
California	1,977,913	—	—	28	1,992,085	—	—	28
Colorado	745,762	6,388	—	—	694,691	6,463	—	—
Florida	1,201,965	10,758	17	—	1,299,336	11,047	27	—
New Mexico	99,228	3,789	—	—	100,845	3,952	—	—
Texas	3,882,538	52,140	485	884	3,802,306	36,278	495	4,168
Other	4,477,743	33,007	828	—	4,478,757	13,411	844	2,380
	$13,853,405	$114,839	$3,333	$912	$13,861,478	$98,077	$3,414	$6,576

Table 14 Real Estate – Construction

	March 31, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$78,113	$90	$—	$115	$70,800	$90	$—	$115
Arizona	183,216	5,836	—	—	158,027	—	—	—
California	303,943	—	—	—	281,690	—	—	—
Colorado	93,531	—	—	—	94,260	473	—	—
Florida	177,993	6	—	—	167,346	905	—	—
New Mexico	19,120	210	14	—	18,000	242	15	—
Texas	788,323	7,128	55	459	747,651	5,926	57	456
Other	527,475	406	—	—	490,908	405	—	—
	$2,171,714	$13,676	$69	$574	$2,028,682	$8,041	$72	$571
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

Residential real estate — mortgage loans totaled $13.4 billion at March 31, 2020 and $13.5 billion at December 31, 2019. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	March 31, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$902,611	$20,917	$10,585	$1,768	$913,683	$21,891	$11,208	$1,557
Arizona	1,378,639	11,229	7,401	344	1,380,589	12,111	7,645	609
California	3,408,479	17,384	3,318	—	3,441,689	17,941	3,383	—
Colorado	1,121,418	3,847	2,188	145	1,144,260	4,141	2,327	144
Florida	1,507,954	34,651	9,292	586	1,511,146	32,740	10,051	247
New Mexico	213,009	3,468	1,235	150	215,835	3,802	1,249	424
Texas	4,532,020	44,296	19,229	2,618	4,534,481	43,048	19,394	1,660
Other	381,888	11,266	1,868	133	392,271	11,663	1,908	—
	$13,446,018	$147,058	$55,116	$5,744	$13,533,954	$147,337	$57,165	$4,641
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	March 31, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$731,053	$102,027	$21,232	$4,020	$707,778	$96,107	$22,804	$3,736
621 – 680	1,103,201	21,615	10,321	553	1,074,497	23,950	10,570	114
681 – 720	1,644,769	7,968	5,985	—	1,704,801	9,197	7,305	144
Above 720	9,419,712	8,967	17,067	81	9,490,067	11,000	15,922	290
Unknown	547,283	6,481	511	1,090	556,811	7,083	564	357
	$13,446,018	$147,058	$55,116	$5,744	$13,533,954	$147,337	$57,165	$4,641

Equity lines of credit and equity loans totaled $2.8 billion at both March 31, 2020 and December 31, 2019. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	March 31, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$447,818	$9,512	$6,659	$1,050	$452,102	$10,096	$7,437	$341
Arizona	308,646	5,758	3,626	547	311,875	5,475	3,674	22
California	407,498	1,401	183	254	399,494	2,528	187	165
Colorado	167,068	2,383	649	53	167,594	2,729	738	176
Florida	292,554	6,942	4,509	515	295,552	7,298	4,827	121
New Mexico	45,192	1,442	501	—	45,440	1,704	505	11
Texas	1,147,702	12,749	5,917	944	1,138,289	15,104	6,050	914
Other	24,241	1,194	348	225	27,302	1,830	352	12
	$2,840,719	$41,381	$22,392	$3,588	$2,837,648	$46,764	$23,770	$1,762

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	March 31, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$200,488	$21,371	$6,531	$2,716	$200,509	$27,098	$6,262	$1,232
621 – 680	359,000	10,394	6,185	403	355,324	9,207	7,314	290
681 – 720	486,714	5,988	3,421	293	484,077	6,324	3,683	139
Above 720	1,787,963	3,588	6,255	176	1,790,879	4,095	6,511	101
Unknown	6,554	40	—	—	6,859	40	—	—
	$2,840,719	$41,381	$22,392	$3,588	$2,837,648	$46,764	$23,770	$1,762
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans were $2.3 billion at both March 31, 2020 and December 31, 2019. Total credit cards were $1.0 billion at both March 31, 2020 and December 31, 2019.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $4.1 billion and $3.9 billion at March 31, 2020 and December 31, 2019, respectively.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	March 31, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$221,617	$4,391	$992	$13,775	$225,736	$4,258	$1,433	$17,228
621 – 680	445,951	1,714	3,628	240	450,532	1,259	2,858	359
681 – 720	494,890	769	6,547	161	516,706	693	5,150	123
Above 720	1,048,524	286	3,731	103	1,076,436	345	2,997	84
Unknown	65,063	—	—	917	68,732	—	—	564
	$2,276,045	$7,160	$14,898	$15,196	$2,338,142	$6,555	$12,438	$18,358
Table 20 Consumer Indirect

	March 31, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$798,621	$25,035	$—	$8,617	$817,071	$27,600	$—	$9,100
621 – 680	1,002,907	2,615	—	341	1,006,409	2,969	—	408
681 – 720	765,491	520	—	77	728,580	621	—	157
Above 720	1,526,878	551	—	5	1,358,098	591	—	65
Unknown	2,131	—	—	—	2,192	—	—	—
	$4,096,028	$28,721	$—	$9,040	$3,912,350	$31,781	$—	$9,730
Foreign Exposure
As of March 31, 2020, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $2.3 billion and $4.5 billion at March 31, 2020 and December 31, 2019, respectively, and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. At March 31, 2020 the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $1.9 billion, Retail Banking - $136 million, and Corporate and Investment Banking - $262 million.
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
In estimating future cash flows, a balance sheet as of the test date and a statement of income for the last 12 months of activity for each reporting unit is compiled. From that point, future balance sheets and statements of income are projected based on the inputs. Due to the economic uncertainty due to the COVID-19 pandemic, at March 31, 2020, the Company projected multiple scenarios and then probability weighted those scenarios. Cash flows are based on future capitalization requirements due to balance sheet growth and anticipated changes in regulatory capital requirements.
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
The Company evaluates each reporting unit's goodwill for impairment on an annual basis as of October 31, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. At March 31, 2020, the Company assessed the indicators of goodwill impairment as it related to the impact of COVID-19 on the Company including: recent operating performance, market conditions, regulatory actions and assessment, change in the business climate, company-specific factors, and trends in the banking industry. Based on the assessment of these indicators, interim quantitative testing of goodwill was required for all of the Company's reporting units as of March 31, 2020.
The results of this test indicated $2.2 billion of goodwill impairment related to the following reporting units: Corporate and Investment Banking - $164 million, Commercial Banking and Wealth - $729 million, and Retail Banking - $1.3 billion. The primary causes of the goodwill impairment were the volatility in the market capitalization of U.S. banks along with revised management projections based on the current economic and industry conditions.  These factors resulted in the fair value of the reporting units being less than the reporting unit's carrying value.
The goodwill impairment charge is a non-cash item which does not have an adverse impact on regulatory capital or liquidity.
The following table includes the carrying value and fair value of each reporting unit as of March 31, 2020, the date of the most recent interim goodwill impairment test.
Table 21 Fair Value of Reporting Units

	Fair Value	Carrying Value
	(In Thousands)
Reporting Unit:
Commercial Banking and Wealth	$6,830,000	$7,559,000
Corporate and Investment Banking	910,000	1,074,000
Retail Banking	3,610,000	4,902,000
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
The Company's and the Bank's credit ratings at March 31, 2020 were as follows:
Table 22 Credit Ratings

As of March 31, 2020
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
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for additional information.
A credit rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Deposits
Total deposits increased by $2.2 billion from December 31, 2019 to March 31, 2020. At March 31, 2020 and December 31, 2019, total deposits included $5.3 billion and $4.7 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 23 Composition of Deposits

	March 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$20,418,504	26.4%	$21,850,216	29.1%
Interest-bearing demand deposits	13,121,732	17.0	10,031,622	13.4
Savings and money market	33,196,397	43.0	31,050,016	41.4
Time deposits	10,497,874	13.6	12,053,429	16.1
Total deposits	$77,234,507	100.0%	$74,985,283	100.0%
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
Table 24 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at March 31, 2020
Securities sold under agreements to repurchase (1)	$1,050,182	$1,451,501	0.45%	$409,784	0.85%
Other short-term borrowings	14,951	20,037	7.07	—	—
	$1,065,133	$1,471,538		$409,784
Balance at December 31, 2019
Federal funds purchased	$5,060	$746	1.50%	$—	—%
Securities sold under agreements to repurchase (1)	1,198,822	857,176	0.22	173,028	1.70
Other short-term borrowings	69,446	14,963	3.79	—	—
	$1,273,328	$872,885		$173,028

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
At March 31, 2020 and December 31, 2019, FHLB and other borrowings were $3.8 billion and $3.7 billion, respectively. In August 2019, the Bank issued under its Global Bank Note Program $600 million aggregate principal amount of its 2.5% unsecured senior notes due 2024.
For the three months ended March 31, 2020, the Company had $1.0 million of proceeds received from FHLB and other borrowings and repayments were approximately $1.1 million.

Shareholder’s Equity
Total shareholder's equity was $11.4 billion at March 31, 2020, compared to $13.4 billion at December 31, 2019, a decrease of $2.0 billion. Shareholder's equity decreased $2.2 billion due to losses attributable to the Company during the period offset, in part, by increases of $363 million in accumulated other comprehensive income largely attributable to a decrease in unrealized losses on available for sale securities and cash flow hedging instruments. Additionally, the impact of the adoption of ASC 326 decreased shareholder's equity by $150 million.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2020, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2020.
Table 25 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
March 31, 2020
Rate Change
+ 200 basis points	3.98%
+ 100 basis points	2.33
- 25 basis points	(0.81)
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
Table 26 Economic Value of Equity

Estimated % Change in Economic Value of Equity
March 31, 2020
Rate Change
+ 300 basis points	(9.48)%
+ 200 basis points	(4.66)
+ 100 basis points	(0.85)
- 25 basis points	(0.10)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2020, the Company had derivative financial instruments outstanding with notional amounts of $57.7 billion. The estimated net fair value of open contracts was in an asset position of $609 million at March 31, 2020. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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

The Company's financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. At March 31, 2020, the Company had unused FHLB borrowing capacity of $6.7 billion. Additionally, the Company had Federal Reserve discount window availability of $13.4 billion at March 31, 2020.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at March 31, 2020 or December 31, 2019 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
At March 31, 2020, the Company's LCR was 144% and was fully compliant with the LCR requirements. However, the Company is no longer subject to the LCR going forward as a result of the Tailoring Rules. It may become subject to the LCR again in the future if the Company becomes a Category IV U.S. IHC under the Tailoring Rules.
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
The following table sets forth the Company's U.S. Basel III regulatory capital ratios at March 31, 2020 and December 31, 2019.
Table 27 Capital Ratios

	March 31, 2020	December 31, 2019
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,623,779	$8,615,357
Tier 1 Capital	8,853,779	8,849,557
Total Capital	10,528,826	10,332,023
Ratios:
CET1 Risk-based Capital Ratio	11.97%	12.49%
Tier 1 Risk-based Capital Ratio	12.29	12.83
Total Risk-based Capital Ratio	14.62	14.98
Leverage Ratio	9.40	9.70
At March 31, 2020, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.

The Company has elected the ‘five-year transition’ for the ASC 326 accounting standard from the banking agencies’ interim final rule announced on March 27, 2020. This five-year transition election allows banking organizations to defer certain effects of the ASC 326 accounting standard on their regulatory capital. Specifically, this interim final rule allows for 25% of the cumulative increase in the allowance for credit losses since the adoption of ASC 326 and 100% of the day-one impact of ASC 326 adoption to be deferred for a two-year period. This two-year period will be followed by a three-year transition period to phase-in the impact of the deferred amounts on regulatory capital

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
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2019.
The following discussion updates the risk factors disclosed in the Company's Annual Report on Form 10-K for the year-ended December 31, 2019.
The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, the demand for our products and services has been and may continue to be significantly impacted, which impact has adversely affected, and may continue to adversely affect, our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we have recognized and may be required to recognize additional impairments of our goodwill. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, and other consumer and commercial customers, and future governmental actions may require the continuance or the expansion of these and other types of customer-related responses. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, including those risks related to market, credit, geopolitical and business operations.

Volatile or declining oil prices could adversely affect the Company's performance.
As of March 31, 2020, energy-related loan balances represented approximately 5.1 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which at the time had and continues to have an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. The recent steep decline in oil prices, including, at times, dropping below zero dollars per barrel, in March and April 2020 has again adversely impacted and may continue to adversely impact some of the Bank’s customers in this industry, including with respect to the cash flows of such customers which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations. Furthermore, energy production and related industries represent a significant part of the economies in some of the Bank’s primary markets. A prolonged period of low or volatile oil prices could have a negative impact on the economies and real estate markets of states such as Texas, which could adversely affect the Company's business, financial condition or results of operations.

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
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended March 31, 2020, from embassy-related activity, which include fees and/or commissions, did not exceed $4. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: May 7, 2020	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer