Form 10-Q
period 2020-06-30
BBVA USA Bancshares, Inc.
filed 2020-08-04
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2020
Common Stock (par value $0.01 per share)	222,963,891 shares

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
	(In Thousands)
Assets:
Cash and due from banks	$1,019,127	$1,149,734
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	11,738,063	5,788,964
Cash and cash equivalents	12,757,190	6,938,698
Trading account assets	1,016,966	473,976
Debt securities available for sale	5,765,192	7,235,305
Debt securities held to maturity, net of allowance for debt securities held to maturity losses of $15,017 at June 30, 2020 (fair value of $9,078,298 and $6,921,158 at June 30, 2020 and December 31, 2019, respectively)	8,693,437	6,797,046
Loans held for sale, at fair value	245,851	112,058
Loans	68,241,500	63,946,857
Allowance for loan losses	(1,754,352)	(920,993)
Net loans	66,487,148	63,025,864
Premises and equipment, net	1,070,358	1,087,698
Bank owned life insurance	754,908	750,224
Goodwill	2,328,296	4,513,296
Other assets	3,148,270	2,669,182
Total assets	$102,267,616	$93,603,347
Liabilities:
Deposits:
Noninterest bearing	$25,978,354	$21,850,216
Interest bearing	59,448,060	53,135,067
Total deposits	85,426,414	74,985,283
FHLB and other borrowings	3,571,933	3,690,044
Federal funds purchased and securities sold under agreements to repurchase	249,481	173,028
Other short-term borrowings	1,619	—
Accrued expenses and other liabilities	1,747,380	1,368,403
Total liabilities	90,996,827	80,216,758
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both June 30, 2020 and December 31, 2019	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 shares at both June 30, 2020 and December 31, 2019	2,230	2,230
Surplus	14,035,607	14,043,727
Accumulated deficit	(3,430,135)	(917,227)
Accumulated other comprehensive income (loss)	404,165	(1,072)
Total BBVA USA Bancshares, Inc. shareholder’s equity	11,241,342	13,357,133
Noncontrolling interests	29,447	29,456
Total shareholder’s equity	11,270,789	13,386,589
Total liabilities and shareholder’s equity	$102,267,616	$93,603,347
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Interest income:
Interest and fees on loans	$669,767	$787,767	$1,385,243	$1,588,255
Interest on debt securities available for sale	18,805	45,125	17,313	98,647
Interest on debt securities held to maturity	39,800	33,313	80,902	62,808
Interest on trading account assets	1,157	601	2,279	1,140
Interest and dividends on other earning assets	14,016	35,823	56,191	58,791
Total interest income	743,545	902,629	1,541,928	1,809,641
Interest expense:
Interest on deposits	97,279	202,478	262,021	384,832
Interest on FHLB and other borrowings	21,936	34,300	43,112	71,926
Interest on federal funds purchased and securities sold under agreements to repurchase	12,274	6,002	34,932	9,749
Interest on other short-term borrowings	39	100	391	296
Total interest expense	131,528	242,880	340,456	466,803
Net interest income	612,017	659,749	1,201,472	1,342,838
Total provision for credit losses	539,459	155,018	896,450	337,310
Net interest income after provision for credit losses	72,558	504,731	305,022	1,005,528
Noninterest income:
Service charges on deposit accounts	44,233	61,731	105,764	120,639
Card and merchant processing fees	43,416	50,355	93,507	96,357
Investment banking and advisory fees	45,061	20,758	71,792	39,615
Investment services sales fees	24,971	31,333	59,378	58,029
Money transfer income	25,461	25,272	50,009	47,253
Mortgage banking	23,868	5,870	41,319	10,807
Corporate and correspondent investment sales	18,855	5,607	29,572	12,499
Asset management fees	11,560	11,867	23,464	22,634
Bank owned life insurance	5,094	4,803	9,719	9,387
Investment securities gains, net	3,477	—	22,616	8,958
Other	26,358	66,685	99,456	115,863
Total noninterest income	272,354	284,281	606,596	542,041
Noninterest expense:
Salaries, benefits and commissions	251,697	296,303	561,833	589,019
Professional services	78,100	73,784	148,320	137,680
Equipment	64,752	62,638	129,433	128,032
Net occupancy	41,585	40,116	81,428	81,057
Money transfer expense	17,958	17,290	35,094	32,268
Goodwill impairment	—	—	2,185,000	—
Other	125,358	108,183	247,402	212,231
Total noninterest expense	579,450	598,314	3,388,510	1,180,287
Net (loss) income before income tax (benefit) expense	(234,538)	190,698	(2,476,892)	367,282
Income tax (benefit) expense	(110,101)	30,512	(115,170)	66,115
Net (loss) income	(124,437)	160,186	(2,361,722)	301,167
Less: net income attributable to noncontrolling interests	472	599	973	1,155
Net (loss) income attributable to BBVA USA Bancshares, Inc.	(124,909)	159,587	(2,362,695)	300,012
Less: preferred stock dividends	3,965	4,725	8,120	9,210
Net (loss) income attributable to common shareholder	$(128,874)	$154,862	$(2,370,815)	$290,802
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Net (loss) income	$(124,437)	$160,186	$(2,361,722)	$301,167
Other comprehensive income, net of tax:
Net unrealized gains arising during period from debt securities available for sale	31,715	85,704	131,414	137,404
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	2,648	—	17,220	6,834
Net change in net unrealized holding gains on debt securities available for sale	29,067	85,704	114,194	130,570
Change in unamortized net holding gains on debt securities held to maturity	1,705	1,939	3,280	3,682
Less: non-credit related impairment on debt securities held to maturity	—	82	—	82
Change in unamortized non-credit related impairment on debt securities held to maturity	121	132	239	500
Net change in unamortized holding gains on debt securities held to maturity	1,826	1,989	3,519	4,100
Unrealized holding gains arising during period from cash flow hedge instruments	10,933	73,950	285,770	98,003
Change in defined benefit plans	—	—	1,754	3,119
Other comprehensive income, net of tax	41,826	161,643	405,237	235,792
Comprehensive (loss) income	(82,611)	321,829	(1,956,485)	536,959
Less: comprehensive income attributable to noncontrolling interests	472	599	973	1,155
Comprehensive (loss) income attributable to BBVA USA Bancshares, Inc.	$(83,083)	$321,230	$(1,957,458)	$535,804
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Three Months Ended June 30,
Balance, March 31, 2019	$229,475	$2,230	$14,542,166	$(927,877)	$(148,135)	$29,678	$13,727,537
Net income	—	—	—	159,587	—	599	160,186
Other comprehensive income, net of tax	—	—	—	—	161,643	—	161,643
Preferred stock dividends	—	—	(4,725)	—	—	(1,037)	(5,762)
Common stock dividends	—	—	(170,000)	—	—	—	(170,000)
Capital contribution	—	—	—	—	—	33	33
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, June 30, 2019	$229,475	$2,230	$14,364,527	$(768,290)	$13,508	$29,273	$13,870,723

Balance, March 31, 2020	$229,475	$2,230	$14,039,572	$(3,305,226)	$362,339	$29,964	$11,358,354
Net (loss) income	—	—	—	(124,909)	—	472	(124,437)
Other comprehensive income, net of tax	—	—	—	—	41,826	—	41,826
Preferred stock dividends	—	—	(3,965)	—	—	(1,037)	(5,002)
Capital contribution	—	—	—	—	—	48	48
Balance, June 30, 2020	$229,475	$2,230	$14,035,607	$(3,430,135)	$404,165	$29,447	$11,270,789

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Six Months Ended June 30,
Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	300,012	—	1,155	301,167
Other comprehensive income, net of tax	—	—	—	—	235,792	—	235,792
Issuance of common stock	—	—	802	—	—	—	802
Preferred stock dividends	—	—	(9,210)	—	—	(1,037)	(10,247)
Common stock dividends	—	—	(170,000)	—	—	—	(170,000)
Capital contribution	—	—	—	—	—	134	134
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, June 30, 2019	$229,475	$2,230	$14,364,527	$(768,290)	$13,508	$29,273	$13,870,723

Balance, December 31, 2019	$229,475	$2,230	$14,043,727	$(917,227)	$(1,072)	$29,456	$13,386,589
Cumulative effect adjustment related to ASC 326 adoption	—	—	—	(150,213)	—	—	(150,213)
Balance, January 1, 2020	$229,475	$2,230	$14,043,727	$(1,067,440)	$(1,072)	$29,456	$13,236,376
Net (loss) income	—	—	—	(2,362,695)	—	973	(2,361,722)
Other comprehensive income, net of tax	—	—	—	—	405,237	—	405,237
Preferred stock dividends	—	—	(8,120)	—	—	(1,037)	(9,157)
Capital contribution	—	—	—	—	—	55	55
Balance, June 30, 2020	$229,475	$2,230	$14,035,607	$(3,430,135)	$404,165	$29,447	$11,270,789

(1)	Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Operating Activities:
Net (loss) income	$(2,361,722)	$301,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,487	127,357
Goodwill impairment	2,185,000	—
Securities impairment	—	113
Amortization (accretion) of discount, loan fees and purchase market adjustments, net	59,375	(16,671)
Provision for credit losses	896,450	337,310
Net change in trading account assets	(542,990)	(202,442)
Net change in trading account liabilities	109,110	(25,954)
Originations and purchases of mortgage loans held for sale	(653,742)	(322,161)
Sale of mortgage loans held for sale	546,222	313,034
Deferred tax benefit	(154,493)	(10,957)
Investment securities gains, net	(22,616)	(8,958)
Net gain on sale of premises and equipment	(768)	(4,382)
Gain on sale of loans	—	(922)
Gain on sale of mortgage loans held for sale	(26,273)	(12,644)
Net (gain) loss on sale of other real estate and other assets	(71)	985
Increase in other assets	(8,808)	(130,642)
Increase in other liabilities	343,118	85,566
Net cash provided by operating activities	556,279	429,799
Investing Activities:
Proceeds from sales of debt securities available for sale	863,712	1,446,776
Proceeds from prepayments, maturities and calls of debt securities available for sale	2,270,565	2,366,797
Purchases of debt securities available for sale	(1,554,435)	(1,691,741)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	417,039	153,060
Purchases of debt securities held to maturity	(2,362,209)	(2,182,708)
Proceeds from sales of equity securities	79,481	165,497
Purchases of equity securities	(885)	(175,561)
Net change in loan portfolio	(4,595,129)	289,420
Proceeds from sales of loans	—	1,342,479
Purchases of premises and equipment	(71,889)	(61,010)
Proceeds from sales of premises and equipment	1,762	8,271
Proceeds from settlement of BOLI policies	5,053	450
Cash payments for premiums of BOLI policies	—	(17)
Proceeds from sales of other real estate owned	11,423	16,295
Net cash (used in) provided by investing activities	(4,935,512)	1,678,008
Financing Activities:
Net increase in total deposits	10,445,442	427,990
Net increase in federal funds purchased and securities sold under agreements to repurchase	76,453	89,464
Net increase in other short-term borrowings	1,619	2,067
Proceeds from FHLB and other borrowings	1,000	3,840,000
Repayment of FHLB and other borrowings	(228,880)	(3,840,110)
Capital contribution for non-controlling interest	55	134
Vesting of restricted stock	—	(2,914)
Issuance of common stock	—	802
Common dividends paid	—	(170,000)
Preferred dividends paid	(9,157)	(10,247)
Net cash provided by financing activities	10,286,532	337,186
Net increase in cash, cash equivalents and restricted cash	5,907,299	2,444,993
Cash, cash equivalents and restricted cash at beginning of year	7,156,689	3,501,380
Cash, cash equivalents and restricted cash at end of period	$13,063,988	$5,946,373
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA USA Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for the accounting for credit losses on instruments within its scope. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments. This model applies to receivables, loans, held-to-maturity debt securities, and off-balance sheet credit exposures. This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model also applies to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets.
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

	June 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,176,754	$56,764	$15,780	$2,217,738
Agency mortgage-backed securities	1,062,592	35,382	1,229	1,096,745
Agency collateralized mortgage obligations	2,391,399	59,210	614	2,449,995
States and political subdivisions	687	27	—	714
Total	$5,631,432	$151,383	$17,623	$5,765,192
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,289,447	$127,581	$—	$1,417,028
Collateralized mortgage obligations:
Agency	6,800,461	237,246	—	7,037,707
Non-agency	33,825	5,876	823	38,878
Asset-backed securities and other	48,903	1,321	5,465	44,759
States and political subdivisions (1)	535,818	15,574	11,466	539,926
Total	$8,708,454	$387,598	$17,754	$9,078,298

(1)	The Company recorded an allowance of $15 million, at June 30, 2020, related to state and political subdivisions, which is not included in the table above.

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$3,145,331	$16,888	$34,694	$3,127,525
Agency mortgage-backed securities	1,322,432	12,444	9,019	1,325,857
Agency collateralized mortgage obligations	2,783,003	7,744	9,622	2,781,125
States and political subdivisions	757	41	—	798
Total	$7,251,523	$37,117	$53,335	$7,235,305
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,287,049	$53,399	$—	$1,340,448
Collateralized mortgage obligations:
Agency	4,846,862	82,105	16,568	4,912,399
Non-agency	37,705	5,923	1,154	42,474
Asset-backed securities and other	52,355	1,266	2,017	51,604
States and political subdivisions	573,075	8,652	7,494	574,233
Total	$6,797,046	$151,345	$27,233	$6,921,158
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

The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities that were in a loss position at June 30, 2020 and December 31, 2019, for which an allowance for credit losses has not been recorded at June 30, 2020. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	June 30, 2020
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$255,351	$72	$364,068	$15,708	$619,419	$15,780
Agency mortgage-backed securities	14,155	74	75,365	1,155	89,520	1,229
Agency collateralized mortgage obligations	10,090	39	305,362	575	315,452	614
Total	$279,596	$185	$744,795	$17,438	$1,024,391	$17,623

	December 31, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$59,496	$208	$819,360	$34,486	$878,856	$34,694
Agency mortgage-backed securities	245,191	851	592,312	8,168	837,503	9,019
Agency collateralized mortgage obligations	880,485	4,768	579,679	4,854	1,460,164	9,622
Total	$1,185,172	$5,827	$1,991,351	$47,508	$3,176,523	$53,335
As indicated in the previous tables, at June 30, 2020, the Company held debt securities in unrealized loss positions. The Company has not recognized the unrealized losses into income for its securities because they are all backed by the U.S. government or government agencies and management does not intend to sell and it is likely that management will not be required to sell these securities before their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

The following table presents the activity in the allowance for debt securities held to maturity losses.

Held to Maturity Debt Securities
(In Thousands)
Three months ended June 30, 2020
Allowance for debt securities held to maturity losses:
Balance at beginning of period	$1,892
Impact of adopting ASC 326	—
Provision for credit losses	13,125
Securities charged off	—
Recoveries	—
Balance at end of period	$15,017

Six Months Ended June 30, 2020
Allowance for debt securities held to maturity losses:
Balance at beginning of period	$—
Impact of adopting ASC 326	1,847
Provision for credit losses	13,170
Securities charged off	—
Recoveries	—
Balance at end of period	$15,017
The Company regularly evaluates each held to maturity debt security for credit losses on a quarterly basis. The Company has not recorded a provision for credit loss related to its agency securities because they are all backed by the U.S. government or government agencies and have been deemed to have zero expected credit loss as of June 30, 2020. These securities are evaluated quarterly to determine if they still qualify as a zero credit loss security. The Company has non-agency securities that have unrealized losses at June 30, 2020. The Company considers such factors as the extent to which the fair value has been below cost and the financial condition of the issuer.
The Company monitors the credit quality of its HTM debt securities through credit ratings. The following table presents the amortized cost of HTM debt securities, as of June 30, 2020, aggregated by credit quality indicator.

	June 30, 2020
		Range of Ratings
	AAA	AA+ / A -	BBB+ / B-	CCC+ / C	D	NR	Total
	(In Thousands)
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,289,447	$—	$—	$—	$—	$—	$1,289,447
Collateralized mortgage obligations:
Agency	6,800,461	—	—	—	—	—	6,800,461
Non-agency	66	9,201	11,576	5,932	2,968	4,082	33,825
Asset-backed securities and other	—	47,904	293	706	—	—	48,903
States and political subdivisions	—	332,314	203,504	—	—	—	535,818
	$8,089,974	$389,419	$215,373	$6,638	$2,968	$4,082	$8,708,454

The contractual maturities of the securities portfolios are presented in the following table.

June 30, 2020	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$325,189	$325,784
Maturing after one but within five years	1,393,467	1,446,864
Maturing after five but within ten years	20,904	21,824
Maturing after ten years	437,881	423,980
	2,177,441	2,218,452
Mortgage-backed securities and collateralized mortgage obligations	3,453,991	3,546,740
Total	$5,631,432	$5,765,192

Debt securities held to maturity:
Maturing within one year	$25,500	$25,497
Maturing after one but within five years	1,430,336	1,556,878
Maturing after five but within ten years	254,879	257,822
Maturing after ten years	163,453	161,516
	1,874,168	2,001,713
Collateralized mortgage obligations	6,834,286	7,076,585
Total	$8,708,454	$9,078,298
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Gross gains	$3,477	$—	$22,616	$8,958
Gross losses	—	—	—	—
Net realized gains	$3,477	$—	$22,616	$8,958
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
In order to estimate an allowance for credit losses on letters of credit and unfunded commitments, the Company uses a process consistent with that used in developing the allowance for loan losses. The Company estimates future fundings of current, noncancellable, unfunded commitments based on historical funding experience of these commitments before default and adjusted based on historical cancellations. Allowance for loan loss factors, which are based on product and loan grade, and are consistent with the factors used for loans, are applied to these funding estimates and discounted to the present value to arrive at the reserve balance. The allowance for credit losses on letters of credit and unfunded commitments is recognized in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets with changes recognized within noninterest expense in the Company’s Unaudited Condensed Consolidated Statements of Income. See Note 8, Commitments, Contingencies and Guarantees for additional information.

The following table presents the composition of the loan portfolio.

	June 30, 2020	December 31, 2019
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$28,782,124	$24,432,238
Real estate – construction	2,298,470	2,028,682
Commercial real estate – mortgage	13,800,669	13,861,478
Total commercial loans	44,881,263	40,322,398
Consumer loans:
Residential real estate – mortgage	13,429,139	13,533,954
Equity lines of credit	2,516,834	2,592,680
Equity loans	209,980	244,968
Credit card	965,572	1,002,365
Consumer direct	2,134,108	2,338,142
Consumer indirect	4,104,604	3,912,350
Total consumer loans	23,360,237	23,624,459
Total loans	$68,241,500	$63,946,857

Accrued interest receivable totaling $229 million and $205 million at June 30, 2020 and December 31, 2019, respectively, was reported in other assets on the Company's Unaudited Condensed Balance Sheets and is excluded from the related footnote disclosures.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
Three months ended June 30, 2020
Allowance for loan losses:
Beginning balance	$547,985	$108,233	$152,935	$541,919	$1,351,072
Provision for loan losses	238,565	128,276	30,136	129,357	526,334
Loans charged-off	(30,970)	(9,053)	(1,095)	(97,893)	(139,011)
Loan recoveries	1,932	419	1,509	12,097	15,957
Net (charge-offs) recoveries	(29,038)	(8,634)	414	(85,796)	(123,054)
Ending balance	$757,512	$227,875	$183,485	$585,480	$1,754,352
Three months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$447,752	$118,536	$102,689	$297,045	$966,022
Provision (credit) for loan losses	54,218	(1,166)	(250)	102,216	155,018
Loans charged-off	(49,325)	(112)	(4,679)	(110,755)	(164,871)
Loan recoveries	3,409	528	2,591	14,963	21,491
Net (charge-offs) recoveries	(45,916)	416	(2,088)	(95,792)	(143,380)
Ending balance	$456,054	$117,786	$100,351	$303,469	$977,660

Six Months Ended June 30, 2020
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$408,197	$118,633	$99,089	$295,074	$920,993
Impact of adopting ASC 326	18,389	(35,034)	47,390	154,186	184,931
Beginning balance, after adoption of ASC 326	426,586	83,599	146,479	449,260	1,105,924
Provision for loan losses	378,978	152,824	37,168	314,310	883,280
Loan charge-offs	(55,177)	(9,140)	(3,094)	(213,759)	(281,170)
Loan recoveries	7,125	592	2,932	35,669	46,318
Net charge-offs	(48,052)	(8,548)	(162)	(178,090)	(234,852)
Ending balance	$757,512	$227,875	$183,485	$585,480	$1,754,352
Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$885,242
Provision for loan losses	113,398	3,496	1,933	218,483	337,310
Loan charge-offs	(58,828)	(137)	(9,691)	(223,628)	(292,284)
Loan recoveries	8,169	1,990	6,180	31,053	47,392
Net (charge-offs) recoveries	(50,659)	1,853	(3,511)	(192,575)	(244,892)
Ending balance	$456,054	$117,786	$100,351	$303,469	$977,660

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

For the three months ended June 30, 2020, the increase in the allowance for loan losses was primarily driven by the deteriorating economic outlook resulting from the COVID-19 pandemic. For the six months ended June 30, 2020, the increase in the allowance for loan losses was primarily driven by the deteriorating economic outlook resulting from the COVID-19 pandemic as well as the impact of declining oil prices.
The table below provides a summary of the allowance for loan losses and related loan balances by portfolio at December 31, 2019.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
December 31, 2019
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$88,164	$13,255	$22,775	$2,638	$126,832
Collectively evaluated for impairment	320,033	105,378	76,314	292,436	794,161
Total allowance for loan losses	$408,197	$118,633	$99,089	$295,074	$920,993
Ending balance of loans:
Individually evaluated for impairment	$238,653	$78,301	$155,728	$13,362	$486,044
Collectively evaluated for impairment	24,193,585	15,811,859	16,215,874	7,239,495	63,460,813
Total loans	$24,432,238	$15,890,160	$16,371,602	$7,252,857	$63,946,857

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on nonaccrual loans, by loan class at June 30, 2020.

	June 30, 2020
	Nonaccrual	Nonaccrual With No Recorded Allowance
	(In Thousands)
Commercial, financial and agricultural	$389,615	$100,678
Real estate – construction	13,317	5,836
Commercial real estate – mortgage	117,213	35,591
Residential real estate – mortgage	169,387	—
Equity lines of credit	34,915	—
Equity loans	8,457	—
Credit card	—	—
Consumer direct	7,624	—
Consumer indirect	24,216	—
Total loans	$764,744	$142,105
The following table presents information on individually evaluated impaired loans, by loan class at December 31, 2019.

	December 31, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$51,203	$52,991	$—	$187,450	$249,486	$88,164
Real estate – construction	—	—	—	5,972	5,979	850
Commercial real estate – mortgage	46,232	51,286	—	26,097	27,757	12,405
Residential real estate – mortgage	—	—	—	111,623	111,623	8,974
Equity lines of credit	—	—	—	15,466	15,472	10,896
Equity loans	—	—	—	28,639	29,488	2,905
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	11,601	13,596	1,903
Consumer indirect	—	—	—	1,761	1,761	735
Total loans	$97,435	$104,277	$—	$388,609	$455,162	$126,832

The following tables present information on individually impaired loans, by loan class for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$399,492	$574
Real estate – construction	590	2
Commercial real estate – mortgage	79,700	251
Residential real estate – mortgage	106,521	681
Equity lines of credit	15,041	176
Equity loans	30,533	272
Credit card	—	—
Consumer direct	6,457	63
Consumer indirect	273	—
Total loans	$638,607	$2,019

	Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$406,690	$1,537
Real estate – construction	362	4
Commercial real estate – mortgage	81,282	466
Residential real estate – mortgage	106,459	1,330
Equity lines of credit	15,149	350
Equity loans	31,125	548
Credit card	—	—
Consumer direct	6,008	131
Consumer indirect	318	—
Total loans	$647,393	$4,366
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

	Commercial
	June 30, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$4,885,031	$3,182,335	$2,785,698	$3,126,622	$1,140,397	$3,665,786	$8,537,527	$—	$27,323,396
Special Mention	51,404	29,911	68,896	54,338	27,733	59,289	382,043	—	673,614
Substandard	24,328	21,184	50,549	61,368	34,089	88,868	407,157	—	687,543
Doubtful	—	—	32,903	26,379	8,126	14,825	15,338	—	97,571
Total commercial, financial and agricultural	$4,960,763	$3,233,430	$2,938,046	$3,268,707	$1,210,345	$3,828,768	$9,342,065	$—	$28,782,124
Real estate - construction
Pass	$150,917	$692,674	$717,347	$352,777	$103,543	$75,952	$161,493	$—	$2,254,703
Special Mention	—	—	—	18,151	1,465	435	—	—	20,051
Substandard	—	6,369	7,051	—	5,837	4,459	—	—	23,716
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction	$150,917	$699,043	$724,398	$370,928	$110,845	$80,846	$161,493	$—	$2,298,470
Commercial real estate - mortgage
Pass	$1,108,103	$3,136,415	$3,703,741	$1,680,709	$1,015,858	$2,498,388	$221,141	$—	$13,364,355
Special Mention	2,876	28,016	111,415	4,195	25,716	37,442	—	—	209,660
Substandard	580	571	11,962	62,244	23,497	114,916	9,892	—	223,662
Doubtful	—	—	—	—	—	2,992	—	—	2,992
Total commercial real estate - mortgage	$1,111,559	$3,165,002	$3,827,118	$1,747,148	$1,065,071	$2,653,738	$231,033	$—	$13,800,669

	December 31, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,319,645	$1,979,310	$13,547,273
Special Mention	543,928	67	168,679
Substandard	488,813	49,305	134,420
Doubtful	79,852	—	11,106
	$24,432,238	$2,028,682	$13,861,478

	Consumer
	June 30, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential real estate - mortgage
Performing	$1,778,398	$2,378,147	$1,187,383	$1,246,869	$1,378,435	$5,277,052	$—	$—	$13,246,284
Nonperforming	245	1,807	7,075	15,817	12,638	145,273	—	—	182,855
Total residential real estate - mortgage	$1,778,643	$2,379,954	$1,194,458	$1,262,686	$1,391,073	$5,422,325	$—	$—	$13,429,139
Equity lines of credit
Performing	$—	$—	$—	$—	$—	$—	$2,474,784	$3,580	$2,478,364
Nonperforming	—	—	—	—	—	—	38,282	188	38,470
Total equity lines of credit	$—	$—	$—	$—	$—	$—	$2,513,066	$3,768	$2,516,834
Equity loans
Performing	$4,046	$14,382	$11,636	$5,168	$4,271	$161,777	$—	$—	$201,280
Nonperforming	12	—	435	150	—	8,103	—	—	8,700
Total equity loans	$4,058	$14,382	$12,071	$5,318	$4,271	$169,880	$—	$—	$209,980
Credit card
Performing	$—	$—	$—	$—	$—	$—	$943,438	$—	$943,438
Nonperforming	—	—	—	—	—	—	22,134	—	22,134
Total credit card	$—	$—	$—	$—	$—	$—	$965,572	$—	$965,572
Consumer direct
Performing	$370,822	$598,543	$495,109	$140,862	$65,830	$25,664	$418,031	$—	$2,114,861
Nonperforming	189	4,541	9,628	2,222	703	200	1,764	—	19,247
Total consumer direct	$371,011	$603,084	$504,737	$143,084	$66,533	$25,864	$419,795	$—	$2,134,108
Consumer indirect
Performing	$1,009,190	$1,400,428	$978,630	$411,198	$136,449	$138,327	$—	$—	$4,074,222
Nonperforming	541	4,933	10,653	6,838	3,920	3,497	—	—	30,382
Total consumer indirect	$1,009,731	$1,405,361	$989,283	$418,036	$140,369	$141,824	$—	$—	$4,104,604

	December 31, 2019
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,381,709	$2,553,000	$236,122	$979,569	$2,313,082	$3,870,839
Nonperforming	152,245	39,680	8,846	22,796	25,060	41,511
	$13,533,954	$2,592,680	$244,968	$1,002,365	$2,338,142	$3,912,350

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due, Nonaccrual or TDR	Not Past Due, Nonaccrual or TDR	Total
	(In Thousands)
Commercial, financial and agricultural	$51,207	$5,130	$8,450	$389,615	$1,866	$456,268	$28,325,856	$28,782,124
Real estate – construction	12,907	—	532	13,317	64	26,820	2,271,650	2,298,470
Commercial real estate – mortgage	8,592	2,190	415	117,213	1,876	130,286	13,670,383	13,800,669
Residential real estate – mortgage	70,252	22,495	13,140	169,387	54,289	329,563	13,099,576	13,429,139
Equity lines of credit	8,461	8,162	3,555	34,915	—	55,093	2,461,741	2,516,834
Equity loans	1,311	692	148	8,457	21,280	31,888	178,092	209,980
Credit card	6,668	7,286	22,134	—	—	36,088	929,484	965,572
Consumer direct	19,927	10,923	11,623	7,624	16,836	66,933	2,067,175	2,134,108
Consumer indirect	32,519	11,162	6,166	24,216	—	74,063	4,030,541	4,104,604
Total loans	$211,844	$68,040	$66,163	$764,744	$96,211	$1,207,002	$67,034,498	$68,241,500

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$29,273	$16,462	$6,692	$268,288	$1,456	$322,171	$24,110,067	$24,432,238
Real estate – construction	7,603	2	571	8,041	72	16,289	2,012,393	2,028,682
Commercial real estate – mortgage	5,325	5,458	6,576	98,077	3,414	118,850	13,742,628	13,861,478
Residential real estate – mortgage	72,571	21,909	4,641	147,337	57,165	303,623	13,230,331	13,533,954
Equity lines of credit	15,766	6,581	1,567	38,113	—	62,027	2,530,653	2,592,680
Equity loans	2,856	1,028	195	8,651	23,770	36,500	208,468	244,968
Credit card	11,275	9,214	22,796	—	—	43,285	959,080	1,002,365
Consumer direct	33,658	20,703	18,358	6,555	12,438	91,712	2,246,430	2,338,142
Consumer indirect	83,966	28,430	9,730	31,781	—	153,907	3,758,443	3,912,350
Total loans	$262,293	$109,787	$71,126	$606,843	$98,315	$1,148,364	$62,798,493	$63,946,857
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.
In response to the COVID-19 pandemic, beginning in March 2020, the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances generally cover periods of three to six months. In most cases as allowed under the CARES Act, these offers are not classified as TDRs and do not result in loans being placed on nonaccrual status. For loans that receive a payment deferral or forbearance under these hardship relief programs, the Company continues to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period or at maturity of the loan). For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income will continue to be recognized at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest). At June 30, 2020, the Company had granted loan deferrals on approximately 63 thousand loans with an amortized cost of $7.2 billion. Deferred principal and interest balances at June 30, 2020 were $129.7 million and $77.1 million, respectively.
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended June 30, 2020, $4.3 million of TDR modifications included an interest rate concession and $25.5 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended June 30, 2019, $4.8 million of TDR modifications included an interest rate concession and $17.0 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2020, $9.5 million of TDR modifications included an interest rate concession and $69.1 million of TDR modifications resulted from modifications to the loan’s structure. During the six months ended June 30, 2019, $9.5 million of TDR modifications included an interest rate concession and $32.8 million of TDR modifications resulted from modifications to the loan’s structure.
The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	1	$24,477	3	$15,349
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	1	557	4	2,523
Residential real estate – mortgage	7	978	16	1,818
Equity lines of credit	7	363	2	94
Equity loans	1	58	3	231
Credit card	—	—	—	—
Consumer direct	45	3,349	55	1,796
Consumer indirect	—	—	—	—

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	11	$65,715	6	$26,919
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	3	2,297	4	2,523
Residential real estate – mortgage	15	1,822	36	7,051
Equity lines of credit	8	399	2	94
Equity loans	2	250	7	407
Credit card	—	—	—	—
Consumer direct	134	8,111	68	5,315
Consumer indirect	—	—	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs was approximately $(108) thousand and $7.9 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The impact to the allowance for loan losses related to modifications classified as TDRs were $5.2 million and $11.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively.
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

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	1	98	1	221
Equity lines of credit	1	65	—	—
Equity loans	—	—	—	—
Credit card	—	—	—	—
Consumer direct	1	18	1	1,995
Consumer indirect	—	—	—	—

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	2	182	1	221
Equity lines of credit	1	65	—	—
Equity loans	—	—	2	151
Credit card	—	—	—	—
Consumer direct	5	235	3	2,010
Consumer indirect	—	—	—	—
At June 30, 2020 and December 31, 2019, there were $41.3 million and $43.8 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $15 million and $22 million at June 30, 2020 and December 31, 2019, respectively. OREO included $8 million and $14 million of foreclosed residential real estate properties at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, there were $40 million and $57 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $246 million and $112 million at June 30, 2020 and December 31, 2019, respectively, and were comprised entirely of residential real estate - mortgage loans.

The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$—	$1,196,883
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	—	936,624	—	1,081,298
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$316,119	$180,668	$519,949	$300,390
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	17,498	7,509	26,273	12,644
Servicing fees recognized (2)	2,568	2,632	5,176	5,304

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	June 30, 2020	December 31, 2019
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,479,225	$4,534,202
MSRs (2)	29,035	42,022

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Carrying value, at beginning of period	$31,232	$47,545	$42,022	$51,539
Additions	2,739	1,646	4,410	2,705
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(2,674)	(4,691)	(12,814)	(7,034)
Due to other changes in fair value (1)	(2,262)	(2,534)	(4,583)	(5,244)
Carrying value, at end of period	$29,035	$41,966	$29,035	$41,966

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At June 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
Fair value of MSRs	$29,035	$42,022
Composition of residential loans serviced for others:
Fixed rate mortgage loans	98.3%	98.1%
Adjustable rate mortgage loans	1.7	1.9
Total	100.0%	100.0%
Weighted average life (in years)	3.4	4.6
Prepayment speed:	21.1%	16.9%
Effect on fair value of a 10% increase	$(2,058)	$(2,906)
Effect on fair value of a 20% increase	(3,891)	(5,043)
Weighted average option adjusted spread:	6.2%	6.4%
Effect on fair value of a 10% increase	$(560)	$(1,159)
Effect on fair value of a 20% increase	(1,098)	(1,812)
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

(5) Goodwill
A summary of the activity related to the Company’s goodwill follows.

(In Thousands)
Balance, at December 31, 2018
Goodwill	$9,835,400
Accumulated impairment losses	(4,852,104)
Goodwill, net at December 31, 2018	4,983,296
Impairment losses	(470,000)
Balance, at December 31, 2019
Goodwill	9,835,400
Accumulated impairment losses	(5,322,104)
Goodwill, net at December 31, 2019	4,513,296
Impairment losses	(2,185,000)
Balance, at June 30, 2020
Goodwill	9,835,400
Accumulated impairment losses	(7,507,104)
Goodwill, net at June 30, 2020	$2,328,296
Goodwill is allocated to each of the Company's segments (each a reporting unit: Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking).
At June 30, 2020 and December 31, 2019, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)
Commercial Banking and Wealth	$1,930,830	$2,659,830
Retail Banking	135,660	1,427,660
Corporate and Investment Banking	261,806	425,806
Through June 30, 2020, the Company had recognized accumulated goodwill impairment losses of $3.2 billion, $2.7 billion, and $883 million within the Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $784 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
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
At June 30, 2020, the Company assessed events and circumstances as it related to the continued impact of COVID-19 on the Company during the three months ended June 30, 2020, including: recent operating performance compared to revised financial projections, market conditions, regulatory actions and assessment, change in the business climate, company-specific factors, and trends in the banking industry. After assessing the indicators noted above, the Company determined that it was not more likely than not that the fair value of each reporting unit had declined below their carrying value as of June 30, 2020. Therefore, the Company determined that a test of goodwill impairment was not required for each of the reporting units for the June 30, 2020 interim period. The Company will continue to monitor for indicators of impairment throughout 2020 as the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted.

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

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,496,086	$12,993	$841	$3,623,950	$10,633	$354
Total fair value hedges		12,993	841		10,633	354
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	10,000,000	—	—	10,000,000	—	—
Swaps related to FHLB advances	120,000	—	3,802	120,000	—	2,864
Foreign currency contracts:
Forwards related to currency fluctuations	2,341	—	303	2,597	102	—
Total cash flow hedges		—	4,105		102	2,864
Total derivatives designated as hedging instruments		$12,993	$4,946		$10,735	$3,218

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$781,547	$471	$3,941	$289,990	$148	$514
Option contracts related to mortgage servicing rights	—	—	—	60,000	38	—
Interest rate lock commitments	646,831	20,743	—	146,941	3,088	—
Equity contracts:
Purchased equity option related to equity-linked CDs	77,866	1,868	—	152,130	4,460	—
Written equity option related to equity-linked CDs	64,318	—	1,555	128,620	—	3,765
Foreign exchange contracts:
Forwards and swaps related to commercial loans	470,982	1,523	4,283	443,493	167	3,872
Spots related to commercial loans	14,060	—	25	48,626	7	68
Swap associated with sale of Visa, Inc. Class B shares	166,507	—	6,466	161,904	—	5,904
Futures contracts (3)	2,330,000	—	—	2,110,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	41,433,070	789,245	177,644	35,503,973	313,573	97,881
Foreign exchange contracts for customers	1,301,664	51,097	48,406	1,039,507	22,766	20,678
Total trading account assets and liabilities		840,342	226,050		336,339	118,559
Total free-standing derivative instruments not designated as hedging instruments		$864,947	$242,320		$344,247	$132,682

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
The Company recognized no gains or losses for the three and six months ended June 30, 2020 and 2019, related to hedged firm commitments no longer qualifying as a fair value hedge. At June 30, 2020, the fair value hedges had a weighted average expected remaining term of 3.0 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and six months ended June 30, 2020 and 2019.
At June 30, 2020, cash flow hedges not terminated had a net fair value of $(4) million and a weighted average life of 2.7 years. Net gains of $172.1 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 3.9 years.

The following table presents the effect of hedging derivative instruments on the Company’s Unaudited Condensed Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Three Months Ended June 30, 2020
Total amounts presented in the unaudited condensed consolidated statements of income	$669,767	$21,936

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$6,294
Recognized on derivatives	—	7,061
Recognized on hedged items	—	(8,462)
Net income (expense) recognized on fair value hedges	$—	$4,893

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$33,833	$(590)
Net income (expense) recognized on cash flow hedges	$33,833	$(590)

Three Months Ended June 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$787,767	$34,300

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(1,708)
Recognized on derivatives	—	42,912
Recognized on hedged items	—	(40,868)
Net income (expense) recognized on fair value hedges	$—	$336

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(1,260)	$(161)
Net income (expense) recognized on cash flow hedges	$(1,260)	$(161)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Six Months Ended June 30, 2020
Total amounts presented in the unaudited condensed consolidated statements of income	$1,385,243	$43,112

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$9,659
Recognized on derivatives	—	113,005
Recognized on hedged items	—	(107,633)
Net income (expense) recognized on fair value hedges	$—	$15,031

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$39,292	$(1,009)
Net income (expense) recognized on cash flow hedges	$39,292	$(1,009)

Six Months Ended June 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$1,588,255	$71,926

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(4,056)
Recognized on derivatives	—	66,946
Recognized on hedged items	—	(63,511)
Net income (expense) recognized on fair value hedges	$—	$(621)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(2,470)	$(330)
Net income (expense) recognized on cash flow hedges	$(2,470)	$(330)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

The following tables present the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets in fair value hedging relationships.

	June 30, 2020
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,258,201	$132,676	$1,280

	December 31, 2019
		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
FHLB and other borrowings	$3,483,177	$25,092	$1,883

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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income Caption	2020	2019	2020	2019
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$41	$(800)	$(752)	$(1,379)
Interest rate contracts:
Interest rate lock commitments	Mortgage banking income	8,333	689	17,655	1,835
Option contracts related to mortgage servicing rights	Mortgage banking income	—	734	1,528	1,028
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	2,803	40	(3,104)	(49)
Interest rate contracts for customers	Corporate and correspondent investment sales	14,687	2,664	18,824	6,092
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(704)	(3,992)	(2,592)	(5,009)
Written equity option related to equity-linked CDs	Other expense	586	3,531	2,210	4,527
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(14,790)	(999)	11,191	1,697
Spot contracts related to commercial loans	Other income	2,053	700	2,824	198
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	3,923	3,611	8,624	7,462
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At June 30, 2020, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $840 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and six months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at June 30, 2020, have credit risk of $13 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and six months ended June 30, 2020 and 2019. At June 30, 2020 and December 31, 2019, there were no nonperforming derivative positions classified as nontrading.
As of June 30, 2020 and December 31, 2019, the Company had recorded the right to reclaim cash collateral of $242 million and $150 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $19 million and $12 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2020, was $87 million for which the Company has collateral requirements of $85 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on June 30, 2020, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2019, was $47 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2019, the Company’s collateral requirements to its counterparties would have increased by $2 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2020
Derivative financial assets:
Subject to a master netting arrangement	$57,329	$—	$57,329	$—	$2,631	$54,698
Not subject to a master netting arrangement	820,611	—	820,611	—	—	820,611
Total derivative financial assets	$877,940	$—	$877,940	$—	$2,631	$875,309

Derivative financial liabilities:
Subject to a master netting arrangement	$207,914	$—	$207,914	$—	$207,914	$—
Not subject to a master netting arrangement	39,352	—	39,352	—	—	39,352
Total derivative financial liabilities	$247,266	$—	$247,266	$—	$207,914	$39,352

December 31, 2019
Derivative financial assets:
Subject to a master netting arrangement	$41,390	$—	$41,390	$—	$5,860	$35,530
Not subject to a master netting arrangement	313,592	—	313,592	—	—	313,592
Total derivative financial assets	$354,982	$—	$354,982	$—	$5,860	$349,122

Derivative financial liabilities:
Subject to a master netting arrangement	$94,979	$—	$94,979	$—	$94,979	$—
Not subject to a master netting arrangement	40,921	—	40,921	—	—	40,921
Total derivative financial liabilities	$135,900	$—	$135,900	$—	$94,979	$40,921

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
June 30, 2020
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$4,246,839	$4,079,370	$167,469	$167,469	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$4,328,851	$4,079,370	$249,481	$249,481	$—	$—

December 31, 2019
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$656,504	$477,590	$178,914	$178,914	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$650,618	$477,590	$173,028	$173,028	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
June 30, 2020
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,610,392	$1,870,709	$211,000	$636,750	$4,328,851
Mortgage-backed securities	—	—	—	—	—
Total	$1,610,392	$1,870,709	$211,000	$636,750	$4,328,851

December 31, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$321,310	$—	$—	$305,750	$627,060
Mortgage-backed securities	—	—	23,558	—	23,558
Total	$321,310	$—	$23,558	$305,750	$650,618
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At June 30, 2020, the fair value of collateral received related to securities purchased under agreements to resell was $4.2 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.6 billion. At December 31, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $648 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $644 million.
(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	June 30, 2020	December 31, 2019
	(In Thousands)
Commitments to extend credit	$26,651,013	$27,725,965
Standby and commercial letters of credit	1,004,801	996,830
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At June 30, 2020 and December 31, 2019, the recorded amount of these deferred fees was $9 million and $7 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At June 30, 2020, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $1.0 billion. At June 30, 2020 and December 31, 2019, the Company had allowance for credit losses related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $137 million and $67 million, respectively. See Note 1, Basis of Presentation, for discussion of the impact of the adoption of ASC 326 on the allowance for credit losses related to letters of credit and unfunded commitments.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both June 30, 2020 and December 31, 2019, the amount of potential recourse was $18 million of which the Company had reserved $693 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At June 30, 2020 and December 31, 2019, the Company had $2.8 million and $1.2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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

In March 2019, the Company and its subsidiary, Simple Finance Technology Corp., were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, Amitahbo Chattopadhyay v. BBVA USA Bancshares, Inc., et al. Plaintiff claims that Simple and the Company only permit United States citizens to open Simple accounts (which are exclusively originated through online channels). Plaintiff has recently amended the complaint and now also takes issue with BBVA USA’s practice of directing non-citizen applicants to complete the online account origination processes in a physical branch location. Plaintiff alleges that these practices constitute alienage discrimination and violations of California's Unruh Act. The Company believes that there are substantial defenses to these claims and intends to defend them vigorously.

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

In April 2020, BBVA USA was named as a defendant in a lawsuit filed in the United States District Court for the Eastern District of Texas, Marshall Division originally styled Estech Systems, Inc. v. BBVA USA Bancshares, Inc., alleging that BBVA USA has violated intellectual property rights owned by the plaintiff in connection with various patents regarding voice-over-internet protocols (VoIP). The plaintiff alleges that BBVA USA’s use of certain phone systems and technologies violate its claimed patent rights. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In June 2020, BBVA USA was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of California styled Sarah Hill v. BBVA USA, challenging BBVA USA’s assessment of certain overdraft fees. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At June 30, 2020, the Company had accrued legal reserves in the amount of $24 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $76 million. This estimated range of reasonably possible losses is based on information available at June 30, 2020. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$176,614	$176,614	$—	$—
State and political subdivisions	10	—	10	—
Interest rate contracts	789,245	—	789,245	—
Foreign exchange contracts	51,097	—	51,097	—
Total trading account assets	1,016,966	176,614	840,352	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	2,217,738	1,730,483	487,255	—
Mortgage-backed securities	1,096,745	—	1,096,745	—
Collateralized mortgage obligations	2,449,995	—	2,449,995	—
States and political subdivisions	714	—	714	—
Total debt securities available for sale	5,765,192	1,730,483	4,034,709	—
Loans held for sale	245,851	—	245,851	—
Derivative assets:
Interest rate contracts	34,207	—	13,464	20,743
Equity contracts	1,868	—	1,868	—
Foreign exchange contracts	1,523	—	1,523	—
Total derivative assets	37,598	—	16,855	20,743
Other assets:
Equity securities	18,890	18,890	—	—
MSR	29,035	—	—	29,035
SBIC	152,784	—	—	152,784
Liabilities:
Trading account liabilities:
U.S. Treasury and other U.S. government agencies	$1,619	$1,619	$—	$—
Interest rate contracts	177,644	—	177,644	—
Foreign exchange contracts	48,406	—	48,406	—
Total trading account liabilities	227,669	1,619	226,050	—
Derivative liabilities:
Interest rate contracts	8,584	—	8,584	—
Equity contracts	1,555	—	1,555	—
Foreign exchange contracts	4,611	—	4,611	—
Total derivative liabilities	14,750	—	14,750	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$137,637	$137,637	$—	$—
Interest rate contracts	313,573	—	313,573	—
Foreign exchange contracts	22,766	—	22,766	—
Total trading account assets	473,976	137,637	336,339	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	3,127,525	2,598,471	529,054	—
Mortgage-backed securities	1,325,857	—	1,325,857	—
Collateralized mortgage obligations	2,781,125	—	2,781,125	—
States and political subdivisions	798	—	798	—
Total debt securities available for sale	7,235,305	2,598,471	4,636,834	—
Loans held for sale	112,058	—	112,058	—
Derivative assets:
Interest rate contracts	13,907	38	10,781	3,088
Equity contracts	4,460	—	4,460	—
Foreign exchange contracts	276	—	276	—
Total derivative assets	18,643	38	15,517	3,088
Other assets:
Equity securities	19,038	19,038	—	—
MSR	42,022	—	—	42,022
SBIC	119,475	—	—	119,475
Liabilities:
Trading account liabilities:
Interest rate contracts	$97,881	$—	$97,881	$—
Foreign exchange contracts	20,678	—	20,678	—
Total trading account liabilities	118,559	—	118,559	—
Derivative liabilities:
Interest rate contracts	3,732	—	3,732	—
Equity contracts	3,765	—	3,765	—
Foreign exchange contracts	3,940	—	3,940	—
Total derivative liabilities	11,437	—	11,437	—

The following tables reconcile the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended June 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, March 31, 2019	$3,158	$47,545	$93,343
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	689	(7,225)	6,514
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	2,208
Issuances	—	1,646	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2019	$3,847	$41,966	$102,065
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2019	$689	$(7,225)	$6,514

Balance, March 31, 2020	$12,410	$31,232	$156,400
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	8,333	(4,936)	(5,116)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	1,500
Issuances	—	2,739	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2020	$20,743	$29,035	$152,784
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2020	$8,333	$(4,936)	$(5,116)

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six Months Ended June 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	1,835	(12,278)	14,071
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	7,920
Issuances	—	2,705	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2019	$3,847	$41,966	$102,065
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2019	$1,835	$(12,278)	$14,071

Balance, December 31, 2019	$3,088	$42,022	$119,475
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	17,655	(17,397)	10,767
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	22,542
Issuances	—	4,410	—
Sales	—	—	—
Settlements	—	—	—
Balance, June 30, 2020	$20,743	$29,035	$152,784
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at June 30, 2020	$17,655	$(17,397)	$10,767

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and six months ended June 30, 2020 and 2019, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$14,871	$—	$—	$14,871	$(201)	$(908)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$1,072	$—	$—	$1,072	$(113)	$(113)
Impaired loans (1)	3,404	—	—	3,404	(41,482)	(43,525)
OREO	15,302	$—	—	15,302	(786)	(2,759)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	June 30, 2020	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$20,743	Discounted cash flow	Closing ratios (pull-through)	6.2% - 99.9% (64.2%)
			Cap grids	-0.1% - 2.1% (0.9%)
Other assets - MSRs	29,035	Discounted cash flow	Option adjusted spread	6.0% - 8.3% (6.2%)
			Constant prepayment rate or life speed	0.0% - 82.3% (20.9%)
			Cost to service	$65 - $4,000 ($105)
Other assets - SBIC investments	152,784	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
OREO	14,871	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$3,088	Discounted cash flow	Closing ratios (pull-through)	16.8% - 100.0% (60.1%)
			Cap grids	0.5% - 2.5% (0.9%)
Other assets - MSRs	42,022	Discounted cash flow	Option adjusted spread	6.0% - 9.0% (6.4%)
			Constant prepayment rate or life speed	0.0% - 80.0% (14.6%)
			Cost to service	$65 - $4,000 ($90)
Other assets - SBIC investments	119,475	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$2,177	Discounted cash flow	Prepayment rate	13.7% - 14.7% (14.2%)
			Default rate	3.1% - 4.9% (4.0%)
			Loss severity	50.3% - 61.9% (56.1%)
Impaired loans	484	Appraised value	Appraised value	0.0% - 70.0% (9.7%)
OREO	21,583	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	June 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$12,757,190	$12,757,190	$12,757,190	$—	$—
Debt securities held to maturity	8,708,454	9,078,298	1,417,028	7,037,707	623,563
Loans	68,241,500	68,102,442	—	—	68,102,442
Liabilities:
Deposits	$85,426,414	$85,468,012	$—	$85,468,012	$—
FHLB and other borrowings	3,571,933	3,421,476	—	3,421,476	—
Federal funds purchased and securities sold under agreements to repurchase	249,481	249,481	—	249,481	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,938,698	$6,938,698	$6,938,698	$—	$—
Debt securities held to maturity	6,797,046	6,921,158	1,340,448	4,912,399	668,311
Loans	63,946,857	60,869,662	—	—	60,869,662
Liabilities:
Deposits	$74,985,283	$75,024,350	$—	$75,024,350	$—
FHLB and other borrowings	3,690,044	3,721,949	—	3,721,949	—
Federal funds purchased and securities sold under agreements to repurchase	173,028	173,028	—	173,028	—
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
At both June 30, 2020 and December 31, 2019, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $6.2 million and $423 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended June 30, 2020 and 2019, respectively. Net gains (losses) of $8.8 million and $668 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the six months ended June 30, 2020 and 2019, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $2.8 million and $40 thousand for the three months ended June 30, 2020 and 2019, respectively, and $(3.1) million and $(49) thousand for the six months ended June 30, 2020 and 2019, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
June 30, 2020
Residential mortgage loans held for sale	$245,851	$233,340	$12,511
December 31, 2019
Residential mortgage loans held for sale	$112,058	$108,345	$3,713

(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended June 30,
	2020			2019
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from debt securities available for sale	$41,651	$9,936	$31,715	$112,339	$26,635	$85,704
Less: reclassification adjustment for net gains on sale of debt securities in net income	3,477	829	2,648	—	—	—
Net change in unrealized gains on debt securities available for sale	38,174	9,107	29,067	112,339	26,635	85,704
Change in unamortized net holding gains on debt securities held to maturity	2,240	535	1,705	2,542	603	1,939
Less: non-credit related impairment on debt securities held to maturity	—	—	—	108	26	82
Change in unamortized non-credit related impairment on debt securities held to maturity	160	39	121	174	42	132
Net change in unamortized holding gains on debt securities held to maturity	2,400	574	1,826	2,608	619	1,989
Unrealized holding gains arising during period from cash flow hedge instruments	14,358	3,425	10,933	96,932	22,982	73,950
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive income	$54,932	$13,106	$41,826	$211,879	$50,236	$161,643

	Six Months Ended June 30,
	2020			2019
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from debt securities available for sale	$172,594	$41,180	$131,414	$180,107	$42,703	$137,404
Less: reclassification adjustment for net gains on sale of debt securities in net income	22,616	5,396	17,220	8,958	2,124	6,834
Net change in unrealized gains on debt securities available for sale	149,978	35,784	114,194	171,149	40,579	130,570
Change in unamortized net holding losses on debt securities held to maturity	4,309	1,029	3,280	4,826	1,144	3,682
Less: non-credit related impairment on debt securities held to maturity	—	—	—	108	26	82
Change in unamortized non-credit related impairment on debt securities held to maturity	315	76	239	656	156	500
Net change in unamortized holding gains on debt securities held to maturity	4,624	1,105	3,519	5,374	1,274	4,100
Unrealized holding gains arising during period from cash flow hedge instruments	375,321	89,551	285,770	128,450	30,447	98,003
Change in defined benefit plans	2,301	547	1,754	4,089	970	3,119
Other comprehensive income	$532,224	$126,987	$405,237	$309,062	$73,270	$235,792

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income (loss) before reclassifications	137,404	95,867	—	(82)	233,189
Amounts reclassified from accumulated other comprehensive income (loss)	(3,152)	2,136	3,119	500	2,603
Net current period other comprehensive income	134,252	98,003	3,119	418	235,792
Balance, June 30, 2019	$(50,025)	$103,138	$(33,727)	$(5,878)	$13,508

Balance, December 31, 2019	$(40,080)	$91,445	$(46,666)	$(5,771)	$(1,072)
Other comprehensive income before reclassifications	131,414	314,919	—	—	446,333
Amounts reclassified from accumulated other comprehensive (loss) income	(13,940)	(29,149)	1,754	239	(41,096)
Net current period other comprehensive income	117,474	285,770	1,754	239	405,237
Balance, June 30, 2020	$77,394	$377,215	$(44,912)	$(5,532)	$404,165

(1)	Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019.

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statements of Income Caption
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$3,477	$—	$22,616	$8,958	Investment securities gains, net
	(2,240)	(2,542)	(4,309)	(4,826)	Interest on debt securities held to maturity
	1,237	(2,542)	18,307	4,132
	(294)	603	(4,367)	(980)	Income tax (expense) benefit
	$943	$(1,939)	$13,940	$3,152	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$33,833	$(1,260)	$39,292	$(2,470)	Interest and fees on loans
	(590)	(161)	(1,009)	(330)	Interest on FHLB and other borrowings
	33,243	(1,421)	38,283	(2,800)
	(7,932)	337	(9,134)	664	Income tax (expense) benefit
	$25,311	$(1,084)	$29,149	$(2,136)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(2,301)	$(4,089)	(2)
	—	—	547	970	Income tax benefit
	$—	$—	$(1,754)	$(3,119)	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(160)	$(174)	$(315)	$(656)	Interest on debt securities held to maturity
	39	42	76	156	Income tax benefit
	$(121)	$(132)	$(239)	$(500)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, in the Notes to the December 31, 2019, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$384,843	$464,281
Net income taxes paid	33,904	68,758
Operating cash flows from operating leases	25,212	26,993
Operating cash flows from finance leases	275	313
Financing cash flows from finance leases	836	779

Supplemental schedule of noncash activities:
Transfer of loans and loans held for sale to OREO	$5,735	$15,713
Transfer of loans to loans held for sale	—	1,196,883
Right-of-use assets obtained in exchange for lease obligations- operating leases	24,800	24,717

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Cash and cash equivalents	$12,757,190	$5,801,161
Restricted cash in other assets	306,798	145,212
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,063,988	$5,946,373
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended June 30, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$223,884	$230,551	$25,412	$40,411	$91,759	$612,017
Allocated provision for credit losses	170,749	178,355	14,457	1,958	173,940	539,459
Noninterest income	59,137	114,247	70,177	6,191	22,602	272,354
Noninterest expense	175,329	296,430	40,436	5,655	61,600	579,450
Net (loss) income before income tax expense (benefit)	(63,057)	(129,987)	40,696	38,989	(121,179)	(234,538)
Income tax (benefit) expense	(13,242)	(27,297)	8,546	8,187	(86,295)	(110,101)
Net (loss) income	(49,815)	(102,690)	32,150	30,802	(34,884)	(124,437)
Less: net income (loss) attributable to noncontrolling interests	(55)	—	—	394	133	472
Net (loss) income attributable to BBVA USA Bancshares, Inc.	$(49,760)	$(102,690)	$32,150	$30,408	$(35,017)	$(124,909)
Average assets	$44,982,771	$18,588,273	$10,420,105	$24,538,397	$5,674,516	$104,204,062

	Three Months Ended June 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$292,655	$326,298	$32,430	$(18,782)	$27,148	$659,749
Allocated provision (credit) for loan losses	78,678	56,272	(675)	(1,012)	21,755	155,018
Noninterest income	63,148	121,905	39,711	2,659	56,858	284,281
Noninterest expense	158,652	306,413	39,183	4,416	89,650	598,314
Net income (loss) before income tax expense (benefit)	118,473	85,518	33,633	(19,527)	(27,399)	190,698
Income tax expense (benefit)	24,879	17,959	7,063	(4,101)	(15,288)	30,512
Net income (loss)	93,594	67,559	26,570	(15,426)	(12,111)	160,186
Less: net income attributable to noncontrolling interests	166	—	—	402	31	599
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$93,428	$67,559	$26,570	$(15,828)	$(12,142)	$159,587
Average assets	$39,950,464	$18,866,251	$7,245,328	$18,997,865	$8,392,931	$93,452,839

	Six Months Ended June 30, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$490,722	$525,560	$56,191	$3,984	$125,015	$1,201,472
Allocated provision for credit losses	212,933	245,084	107,428	1,721	329,284	896,450
Noninterest income	127,672	244,951	110,312	32,392	91,269	606,596
Noninterest expense	349,430	601,687	101,831	9,701	2,325,861	3,388,510
Net income (loss) before income tax expense (benefit)	56,031	(76,260)	(42,756)	24,954	(2,438,861)	(2,476,892)
Income tax expense (benefit)	11,545	(15,803)	(8,979)	5,240	(107,173)	(115,170)
Net income (loss)	44,486	(60,457)	(33,777)	19,714	(2,331,688)	(2,361,722)
Less: net income attributable to noncontrolling interests	61	—	—	789	123	973
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$44,425	$(60,457)	$(33,777)	$18,925	$(2,331,811)	$(2,362,695)
Average assets	$43,080,319	$18,642,753	$9,351,070	$22,396,303	$6,809,642	$100,280,087

	Six Months Ended June 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$607,990	$675,674	$66,248	$(38,806)	$31,732	$1,342,838
Allocated provision (credit) for loan losses	136,117	159,676	25,255	(638)	16,900	337,310
Noninterest income	120,522	233,823	76,228	15,145	96,323	542,041
Noninterest expense	326,115	604,336	79,062	10,004	160,770	1,180,287
Net income (loss) before income tax expense (benefit)	266,280	145,485	38,159	(33,027)	(49,615)	367,282
Income tax expense (benefit)	55,919	30,552	8,013	(6,936)	(21,433)	66,115
Net income (loss)	210,361	114,933	30,146	(26,091)	(28,182)	301,167
Less: net income attributable to noncontrolling interests	262	—	—	807	86	1,155
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$210,099	$114,933	$30,146	$(26,898)	$(28,268)	$300,012
Average assets	$40,170,674	$18,899,297	$7,727,096	$18,110,961	$8,312,620	$93,220,648
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

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.6 billion and $3.4 billion as of June 30, 2020 and December 31, 2019, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	June 30, 2020	December 31, 2019
	(In Thousands)
Derivative contracts:
Fair value hedges	$(841)	$(354)
Cash flow hedges	(303)	102
Free-standing derivatives not designated as hedging instruments	(58,352)	(9,688)
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

	June 30, 2020	December 31, 2019
	(In Thousands)
Securities purchased under agreements to resell	$142,886	$178,914
Securities sold under agreements to repurchase	29,731	16,596
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2020. At both June 30, 2020 and December 31, 2019 there was no amount outstanding under the revolving note and cash subordination agreement. There was $4 thousand in interest expense related to these agreements for the three months ended June 30, 2020 and no interest expense for the three months ended June 30, 2019 and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $59 thousand and $25 thousand for the six months ended June 30, 2020 and 2019, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $4.4 million and $7.5 million for the three months ended June 30, 2020 and 2019, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $15.4 million and $8.0 million for the three months ended June 30, 2020 and 2019, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $8.5 million and $11.6 million for the six months ended June 30, 2020 and 2019, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $25.3 million and $16.5 million for the six months ended June 30, 2020 and 2019, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.

Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both June 30, 2020 and December 31, 2019, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the six months ended June 30, 2020 and 2019, the Company paid $8.1 million and $9.2 million, respectively, of preferred stock dividends to BBVA.
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
Executive Overview
Financial Performance
Consolidated net (loss) income attributable to the Company for the three months ended June 30, 2020 was $(124.9) million compared to $159.6 million earned during the three months ended June 30, 2019. The Company’s results of operations for the three months ended June 30, 2020, reflected lower net interest income, higher provision for credit losses, lower noninterest expense offset by lower noninterest income and higher income tax benefit.
Net interest income totaled $612.0 million for the three months ended June 30, 2020 compared to $659.7 million for the three months ended June 30, 2019. Net interest income for the three months ended June 30, 2020 was impacted by the decrease in the Federal Reserve Board benchmark interest rates during the second half of 2019 and in March of 2020. The net interest margin for the three months ended June 30, 2020 was 2.66%, compared to 3.24% for the three months ended June 30, 2019.
For the three months ended June 30, 2020, the Company recorded $539.5 million of provision for credit losses compared to $155.0 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, provision for credit losses was comprised of $526.3 million of provision for loan losses and $13.1 million of provision for HTM security losses.
For the three months ended June 30, 2020, the Company recorded $526.3 million of provision for loan losses compared to $155.0 million for the three months ended June 30, 2019. The increase in provision for loan losses for the three months ended June 30, 2020 reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast for the three months ended June 30, 2020.
Net charge-offs for the three months ended June 30, 2020 totaled $123.1 million compared to $143.4 million for the three months ended June 30, 2019. The decrease in net charge-offs for the three months ended June 30, 2020, as compared to the corresponding period in 2019, was primarily driven by a $16.9 million decrease in commercial, financial and agricultural net charge-offs and a $14.9 million decrease in consumer direct net charge-offs offset by an $8.6 million increase in commercial real estate-mortgage net charge-offs and a $3.7 million increase in credit card net charge-offs.
Noninterest income decreased to $272.4 million for the three months ended June 30, 2020 compared to $284.3 million for the three months ended June 30, 2019. The primary drivers of the decrease was a $17.5 million decrease in service charges on deposit accounts, a $6.9 million decrease in card and merchant processing fees, a $6.4 million decrease in investment services sales fees, and a $40.3 million decrease in other noninterest income due to a $32.9 million decrease in valuation adjustments on SBIC investments offset by a $24.3 million increase in investment banking and advisory fees, a $13.2 million increase in corporate and correspondent investment sales, an $18.0 million increase in mortgage banking income, and a $3.5 million increase in investment securities gains.

Noninterest expense decreased $18.9 million to $579.5 million for the three months ended June 30, 2020 compared to $598.3 million for the three months ended June 30, 2019. The decrease was driven by a $44.6 million decrease in salaries, benefits and commissions offset by a $17.2 million increase in other noninterest expense primarily attributable to an increase in provision for unfunded commitments.
Income tax (benefit) expense was $(110.1) million for the three months ended June 30, 2020 compared to $30.5 million for the three months ended June 30, 2019. This resulted in an effective tax rate of 46.9% for the three months ended June 30, 2020 and 16.0% for three months ended June 30, 2019. The tax rate was primarily impacted by the Company's revision of estimated loss before taxes for the three months ended June 30, 2020.
The Company's total assets at June 30, 2020 were $102.3 billion, an increase of $8.7 billion from December 31, 2019 levels. Total loans, excluding loans held for sale, were $68.2 billion at June 30, 2020, an increase of $4.3 billion or 6.7% from year-end December 31, 2019 levels. The increase was primarily driven by $3.1 billion of SBA PPP loans that the Company has facilitated to assist its commercial customers during the COVID-19 pandemic. Deposits increased $10.4 billion or 13.9% compared to December 31, 2019.
Total shareholder's equity at June 30, 2020 was $11.3 billion, a decrease of $2.1 billion compared to December 31, 2019.
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, which has increased unemployment levels and caused extreme volatility in the financial markets. As further discussed in “Analysis of Results of Operations,” during the current quarter, the Company observed the impact of the pandemic on its business. The reduction in interest rates, economic forecast uncertainty that negatively impacted the provision for credit losses had the most immediate, negative impacts on the Company’s current quarter performance. Though the Company is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact the Company’s future operating results.
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
The CARES Act
The CARES Act was signed into law on March 27, 2020, and has subsequently been amended several times. Among other provisions, the CARES Act includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expands the Small Business Administration’s business loan guarantee program through August 8, 2020. Paycheck Protection Program loans are available to a broader range of entities than ordinary Small Business Administration loans, require six-month deferral of principal and interest repayment, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or twenty four-week covered period.
The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency. Fannie Mae and Freddie Mac have independently extended their moratorium on foreclosures and evictions for single family federally backed mortgages until at least August 31, 2020.

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
Federal Reserve Board facilities and programs established, or in the process of being established, include:

•	a Paycheck Protection Program Liquidity Facility to provide financing to related to Paycheck Protection Program loans made by banks;

•	three Main Street Loan Facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses;

•	a Primary Dealer Credit Facility to provide liquidity to primary dealers through a secured lending facility;

•	a Commercial Paper Funding Facility to purchase the commercial paper of certain U.S. issuers;

•	a Primary Market Corporate Credit Facility to purchase corporate bonds directly from, or make loans directly, to eligible participants;

•	a Secondary Market Corporate Credit Facility to purchase corporate bonds trading in secondary markets, including from exchange-traded funds, that were issued by eligible participants;

•	a Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities;

•	a Municipal Liquidity Facility to purchased bonds directly from U.S. state, city and county issuers; and

•	a Money Market Mutual Fund Liquidity Facility to purchase certain assets from, or make loans to, financial institutions providing financing to eligible money market mutual funds.
These facilities and programs are in various stages of development, and the Company and the Bank are participating in some of these facilities and programs and may participate in others, including as an agent or intermediary on behalf of clients or customers or in an advisory capacity.
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
Volcker Rule
In June 2020, the five regulatory agencies charged with implementing the Volcker Rule finalized amendments to the Volcker Rule’ restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investment vehicles. These requirements are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Capital
Under the Basel III final rule, the Company's Tier1 and CET1 ratios were 12.51% and 12.18%, respectively, at June 30, 2020 compared to 12.83% and 12.49%, respectively, at December 31, 2019.
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
Any dividends paid by the Parent must be set forth as capital actions in the Company's capital plan and must be made in accordance with the relevant banking law and Federal Reserve Board regulations and policy. The Company has paid no common dividends to BBVA during 2020.
At June 30, 2020, the Company's LCR was 144%, which would have been fully compliant with the LCR requirements if the LCR requirements applied to the Company.
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

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.
This ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of applying the elections in this ASU on the financial condition and results of operations of the Company.
Analysis of Results of Operations
Consolidated net (loss) income attributable to the Company totaled $(124.9) million and $159.6 million for the three months ended June 30, 2020 and 2019, respectively. The Company’s results of operations for the three months ended June 30, 2020, reflected lower net interest income, higher provision for credit losses, lower noninterest expense offset by lower noninterest income and higher income tax benefit.
Consolidated net (loss) income attributable to the Company totaled $(2.4) billion and $300.0 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s results of operations for the six months ended June 30, 2020, reflected lower net interest income, higher provision for loan losses, higher noninterest expense, which includes $2.2 billion of goodwill impairment, offset by higher noninterest income.
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
Three Months Ended June 30, 2020 and 2019
Net interest income totaled $612.0 million for the three months ended June 30, 2020 compared to $659.7 million for the three months ended June 30, 2019.
Net interest income on a fully taxable equivalent basis totaled $623.2 million for the three months ended June 30, 2020, a decrease of $49.6 million compared with $672.8 million for the three months ended June 30, 2019. The decrease in net interest income was primarily the result of a decrease in interest income on loans and AFS debt securities offset by decreases in interest expense on interest bearing deposits and FHLB and other borrowings.
Net interest margin was 2.66% for the three months ended June 30, 2020 compared to 3.24% for the three months ended June 30, 2019. The 58 basis point decrease in net interest margin was primarily driven by the impact of the decrease in the Federal Reserve Board benchmark interest rates during the second half of 2019 and in March of 2020.
The fully taxable equivalent yield for the three months ended June 30, 2020, on the loan portfolio was 3.95% compared to 5.01% for the same period in 2019. The 106 basis point decrease was primarily driven by the timing of the Federal Reserve Board's decrease of benchmark rates during the second half of 2019 and in March of 2020.
The fully taxable equivalent yield on the investment securities portfolio was 1.71% for the three months ended June 30, 2020 compared to 2.33% for the three months ended June 30, 2019. The decrease was a result of lower interest rates during the three months ended June 30, 2020 as compared to rates during the three months ended June 30, 2019.

The average rate paid on interest bearing deposits was 0.66% for the three months ended June 30, 2020 compared to 1.55% for the three months ended June 30, 2019 and reflects the impact of lower funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended June 30, 2020 was 2.47% compared to 3.42% for the corresponding period in 2019.
Six Months Ended June 30, 2020 and 2019
Net interest income totaled $1.2 billion for the six months ended June 30, 2020 compared to $1.3 billion for the six months ended June 30, 2019.
Net interest income on a fully taxable equivalent basis totaled $1.2 billion for the six months ended June 30, 2020 compared to $1.4 billion the six months ended June 30, 2019.
Net interest margin was 2.73% for the six months ended June 30, 2020 compared to 3.33% for the six months ended June 30, 2019. The 60 basis point decrease in net interest margin was primarily driven by the timing of the Federal Reserve Board's decrease of benchmark rates during the second half of 2019 and in March of 2020.
The fully taxable equivalent yield for the six months ended June 30, 2020, for the loan portfolio was 4.22% compared to 5.02% for the same period in 2019. The 80 basis point decrease was primarily driven by the impact of higher interest rates during the first half of 2019 as the Federal Reserve Board did not lower benchmark rates until the second half of 2019 and in March 2020.
The fully taxable equivalent yield on the investment securities portfolio was 1.44% for the six months ended June 30, 2020 compared to 2.39% for the six months ended June 30, 2019. The 95 basis point decrease was a result of lower interest rates for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as well as higher levels of premium amortization as actual and expected prepayments increased.
The average rate paid on interest bearing deposits was 0.93% for the six months ended June 30, 2020 compared to 1.49% for the six months ended June 30, 2019 and reflects the impact of lower funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the six months ended June 30, 2020 was 2.37% compared to 3.49% for the corresponding period in 2019. The 112 basis point decrease was primarily driven by the impact of lower rate FHLB advances as well as the impact of fair value hedges on other borrowings.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$69,256,412	$680,157	3.95%	$64,056,915	$799,680	5.01%
Debt securities – AFS	5,780,912	18,805	1.31	8,983,280	45,125	2.01
Debt securities – HTM (tax exempt) (3)	529,208	3,989	3.03	628,991	5,503	3.51
Debt securities – HTM (taxable)	7,678,090	36,646	1.92	4,115,593	28,955	2.82
Total debt securities - HTM	8,207,298	40,635	1.99	4,744,584	34,458	2.91
Trading account securities (3)	244,272	1,157	1.91	83,307	601	2.89
Other (4) (5)	10,636,422	14,016	0.53	5,387,203	35,823	2.67
Total earning assets	94,125,316	754,770	3.23	83,255,289	915,687	4.41
Noninterest earning assets:
Cash and due from banks	1,093,575			828,499
Allowance for credit losses	(1,375,912)			(974,772)
Net unrealized gain (loss) on investment securities available for sale	121,811			(102,830)
Other noninterest earning assets	10,239,272			10,446,653
Total assets	$104,204,062			$93,452,839
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$14,153,639	13,430	0.38	$9,304,889	26,536	1.14
Savings and money market accounts	35,742,490	43,943	0.49	27,643,291	88,203	1.28
Certificates and other time deposits	9,425,849	39,906	1.70	15,452,630	87,739	2.28
Total interest bearing deposits	59,321,978	97,279	0.66	52,400,810	202,478	1.55
FHLB and other borrowings	3,567,010	21,936	2.47	4,026,581	34,300	3.42
Federal funds purchased and securities sold under agreements to repurchase (5)	1,192,030	12,274	4.14	466,926	6,002	5.16
Other short-term borrowings	12,588	39	1.25	7,402	100	5.42
Total interest bearing liabilities	64,093,606	131,528	0.83	56,901,719	242,880	1.71
Noninterest bearing deposits	24,225,740			20,286,244
Other noninterest bearing liabilities	4,351,709			2,482,865
Total liabilities	92,671,055			79,670,828
Shareholder’s equity	11,533,007			13,782,011
Total liabilities and shareholder’s equity	$104,204,062			$93,452,839
Net interest income/net interest spread		$623,242	2.40%		$672,807	2.70%
Net interest margin			2.66%			3.24%
Taxable equivalent adjustment		11,225			13,058
Net interest income		$612,017			$659,749

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the notes to the financial statements.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$67,065,753	$1,406,689	4.22%	$64,765,717	$1,612,095	5.02%
Debt securities – AFS	6,225,236	17,313	0.56	9,450,246	98,647	2.11
Debt securities – HTM (tax exempt) (3)	535,581	8,679	3.26	643,868	11,594	3.63
Debt securities – HTM (taxable)	7,164,151	74,036	2.08	3,747,532	53,629	2.89
Total debt securities - HTM	7,699,732	82,715	2.16	4,391,400	65,223	3.00
Trading account securities (3)	205,671	2,279	2.23	82,434	1,140	2.79
Other (4) (5)	9,102,705	56,191	1.24	4,284,880	58,791	2.77
Total earning assets	90,299,097	1,565,187	3.49	82,974,677	1,835,896	4.46
Noninterest earning assets:
Cash and due from banks	815,768			1,059,514
Allowance for credit losses	(1,220,331)			(942,398)
Net unrealized gain (loss) on investment securities available for sale	76,720			(145,133)
Other noninterest earning assets	10,308,833			10,273,988
Total assets	$100,280,087			$93,220,648
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$12,926,063	37,981	0.59	$8,997,002	46,882	1.05
Savings and money market accounts	33,860,391	128,735	0.76	27,432,104	165,112	1.21
Certificates and other time deposits	10,168,696	95,305	1.88	15,782,736	172,838	2.21
Total interest bearing deposits	56,955,150	262,021	0.93	52,211,842	384,832	1.49
FHLB and other borrowings	3,651,605	43,112	2.37	4,157,923	71,926	3.49
Federal funds purchased and securities sold under agreements to repurchase (5)	1,321,766	34,932	5.31	439,577	9,749	4.47
Other short-term borrowings	16,312	391	4.82	17,702	296	3.37
Total interest bearing liabilities	61,944,833	340,456	1.11	56,827,044	466,803	1.66
Noninterest bearing deposits	22,259,622			20,234,941
Other noninterest bearing liabilities	3,558,821			2,446,939
Total liabilities	87,763,276			79,508,924
Shareholder’s equity	12,516,811			13,711,724
Total liabilities and shareholder’s equity	$100,280,087			$93,220,648
Net interest income/net interest spread		$1,224,731	2.38%		$1,369,093	2.80%
Net interest margin			2.73%			3.33%
Taxable equivalent adjustment		23,259			26,255
Net interest income		$1,201,472			$1,342,838

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the notes to the financial statements.

Provision for Credit Losses
The provision for credit losses is the charge to earnings that management determines to be necessary to maintain the allowance for credit losses at a sufficient level reflecting management's estimate of expected losses over the life of the portfolio. The Company adopted ASC 326 effective January 1, 2020, and recorded a net of tax increase to accumulated deficit of $150.2 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.
Three Months Ended June 30, 2020 and 2019
For the three months ended June 30, 2020, the Company recorded $539.5 million of provision for credit losses compared to $155.0 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, provision for credit losses was comprised of $526.3 million of provision for loan losses and $13.1 million of provision for HTM security losses.
For the three months ended June 30, 2020, the Company recorded $526.3 million of provision for loan losses compared to $155.0 million for the three months ended June 30, 2019. The increase in provision for loan losses for the three months ended June 30, 2020 reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast. During the three months ended June 30, 2020, economic conditions continued to deteriorate due to the impact of the COVID-19 health crisis. As a result, economic projections for the gross domestic product declined dramatically and unemployment levels increased significantly with information related to the evolving impacts of the COVID-19 health crisis.
The Company recorded net charge-offs of $123.1 million during the three months ended June 30, 2020 compared to $143.4 million during the corresponding period in 2019. The decrease in net charge-offs for the three months ended June 30, 2020, as compared to the corresponding period in 2019, was primarily driven by a $16.9 million decrease in commercial, financial and agricultural net charge-offs and a $14.9 million decrease in consumer direct net charge-offs offset by an $8.6 million increase in commercial real estate-mortgage net charge-offs and a $3.7 million increase in credit card net charge-offs.
Net charge-offs were 0.72% of average loans for the three months ended June 30, 2020 compared to 0.90% of average loans for the three months ended June 30, 2019.
Six Months Ended June 30, 2020 and 2019
For the six months ended June 30, 2020, the Company recorded $896.5 million of provision for credit losses compared to $337.3 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, provision for credit losses was comprised of $883.3 million of provision for loan losses and $13.2 million of provision for HTM security losses.
For the six months ended June 30, 2020, the Company recorded $883.3 million of provision for loan losses compared to $337.3 million for the six months ended June 30, 2019. The increase in provision for loan losses reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast. During the six months ended June 30, 2020, economic conditions continued to deteriorate due to the impact of the COVID-19 health crisis. As a result, economic projections for the gross domestic product declined dramatically and unemployment levels increased significantly with information related to the evolving impacts of the COVID-19 health crisis. Additionally, provision for loan losses was impacted by the higher reserves in the energy portfolio due to the decrease in oil prices.
The Company recorded net charge-offs of $234.9 million during the six months ended June 30, 2020 compared to $244.9 million during the corresponding period in 2019. The decrease in net charge-offs for the six months ended June 30, 2020 as compared to the corresponding period in 2019 was driven in part by a $17.0 million decrease in consumer direct net charge-offs and a $5.4 million decrease in consumer indirect net charge-offs offset by an $8.6 million increase in commercial real estate - mortgage net charge-offs and a $7.9 million increase in credit card net charge-offs.
Net charge-offs were 0.71% of average loans for the six months ended June 30, 2020 compared to 0.77% of average loans for the six months ended June 30, 2019.

For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Service charges on deposit accounts	$44,233	$61,731	$105,764	$120,639
Card and merchant processing fees	43,416	50,355	93,507	96,357
Investment banking and advisory fees	45,061	20,758	71,792	39,615
Investment services sales fees	24,971	31,333	59,378	58,029
Money transfer income	25,461	25,272	50,009	47,253
Mortgage banking	23,868	5,870	41,319	10,807
Corporate and correspondent investment sales	18,855	5,607	29,572	12,499
Asset management fees	11,560	11,867	23,464	22,634
Bank owned life insurance	5,094	4,803	9,719	9,387
Investment securities gains, net	3,477	—	22,616	8,958
Other	26,358	66,685	99,456	115,863
Total noninterest income	$272,354	$284,281	$606,596	$542,041
Three Months Ended June 30, 2020 and 2019
Noninterest income was $272.4 million for the three months ended June 30, 2020, compared to $284.3 million for the three months ended June 30, 2019. The decrease in noninterest income was primarily driven by decreases in service charges on deposit accounts, card and merchant processing fees, investment services sales fees and other noninterest income offset by increases in investment banking and advisory fees, mortgage banking income, corporate and correspondent investment sales and investment securities gains.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts decreased to $44.2 million for the three months ended June 30, 2020, compared to $61.7 million for the three months ended June 30, 2019 driven by a general decline in consumer spending activity associated with the COVID-19 pandemic as well the bank implementing fee waivers to offer relief for those customers impacted by the COVID-19 pandemic.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Income from card and merchant processing fees decreased to $43.4 million for the three months ended June 30, 2020, compared to $50.4 million for the three months ended June 30, 2019, the decrease was primarily driven by a general decline in consumer spending activity associated with the COVID-19 pandemic.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees increased to $45.1 million for the three months ended June 30, 2020, compared to $20.8 million for the three months ended June 30, 2019. The primary driver of this increase was an increase in debt capital markets activity during the three months ended June 30, 2020 compared to the same period in 2019.
Investment services sales fees is comprised of mutual fund and annuity sales income and insurance sales fees. Income from investment services sales fees decreased to $25.0 million for the three months ended June 30, 2020, compared to $31.3 million for the three months ended June 30, 2019. The primary contributors to this decrease were a $1.2 million decrease in securities transaction fees, a $2.8 million decrease in annuity sales fees, and a $2.5 million decrease in life and disability insurance fees which reflected a decrease in investment service products due to the impact of the COVID-19 pandemic.
Mortgage banking is comprised of servicing income, guarantee fees and gains on sales of mortgage loans as well as fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income increased $18.0 million for three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in mortgage banking income was primarily due to an increase of $14.9 million in fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs as well as $3.9 million increase in gains on sale of mortgage loans driven by increased production and sales income as lower market interest rates drove increased applications.
Corporate and correspondent investment sales represent income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $18.9 million for the three months ended June 30, 2020 from $5.6 million for the three months ended June 30, 2019. The primary driver of the increase was an increase in valuation adjustments on interest rate contracts as well as an increase in sales of interest rate contracts.
Investment securities gains, net were $3.5 million for the three months ended June 30, 2020. See, “—Debt Securities” for more information related to the debt securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMS and foreign exchange. Other noninterest income decreased to $26.4 million for the three months ended June 30, 2020, compared to $66.7 million for the three months ended June 30, 2019, was primarily due to a $32.9 million decrease in fair value adjustments on the SBIC investments.
Six Months Ended June 30, 2020 and 2019
Noninterest income was $606.6 million for the six months ended June 30, 2020, compared to $542.0 million for the six months ended June 30, 2019. The increase in noninterest income was primarily driven by increases in investment banking and advisory fees, mortgage banking, corporate and correspondent investment sales and investment securities gains partially offset by decreases in service charges on deposit accounts and other noninterest income.
Service charges on deposit accounts decreased to $105.8 million for the six months ended June 30, 2020, compared to $120.6 million for the six months ended June 30, 2019 driven by a general decline in consumer spending activity associated with the COVID-19 pandemic as well the bank implementing fee waivers to offer relief for those customers impacted by the COVID-19 pandemic.
Income from investment banking and advisory fees increased to $71.8 million for the six months ended June 30, 2020, compared to $39.6 million for the six months ended June 30, 2019. The increase was driven primarily by an increase in underwriting activity during the six months ended June 30, 2020 compared to the same period in 2019.
Income from corporate and correspondent investment sales increased to $29.6 million for the six months ended June 30, 2020, compared to $12.5 million for the six months ended June 30, 2019, primarily driven by an increase in customer interest rate income due to an increase in interest rate contract sales as well as valuation adjustments on interest rate contracts for the six months ended June 30, 2020 compared to the same period in 2019.
Mortgage banking for the six months ended June 30, 2020 was $41.3 million, an increase of $30.5 million compared to the six months ended June 30, 2019. The increase in mortgage banking income was driven by an increase of $20.9 million in fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs as well as $7.0 million increase in gains on sale of mortgage loans driven by increased production and sales income as lower market interest rates drove increased applications.
Investment securities gains, net were $22.6 million for the six months ended June 30, 2020 compared to $9.0 million for the six months ended June 30, 2019. See, “—Debt Securities” for more information related to the debt securities sales.

Other noninterest income decreased to $99.5 million for the six months ended June 30, 2020, compared to $115.9 million for the six months ended June 30, 2019, due in part to a $10.6 million decrease in syndication fees and a $3.0 million decrease in service and referral income with BBVA and its affiliates offset by an $8.8 million increase in the value of the SBIC investments.
Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Salaries, benefits and commissions	$251,697	$296,303	$561,833	$589,019
Professional services	78,100	73,784	148,320	137,680
Equipment	64,752	62,638	129,433	128,032
Net occupancy	41,585	40,116	81,428	81,057
Money transfer expense	17,958	17,290	35,094	32,268
Goodwill impairment	—	—	2,185,000	—
Other	125,358	108,183	247,402	212,231
Total noninterest expense	$579,450	$598,314	$3,388,510	$1,180,287
Three Months Ended June 30, 2020 and 2019
Noninterest expense was $579.5 million for the three months ended June 30, 2020, a slight decrease of $18.9 million compared to $598.3 million for the three months ended June 30, 2019. The decrease in noninterest expense was primarily driven by decreases in salaries, benefits and commissions, partially offset by an increase in other noninterest expense.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense decreased to $251.7 million during the three months ended June 30, 2020, compared to $296.3 million for the three months ended June 30, 2019, related to lower incentives.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense increased $17.2 million during the three months ended June 30, 2020, to $125.4 million compared to $108.2 million for the three months ended June 30, 2019 primarily attributable to a $37.5 million increase in provision for unfunded commitments which was partially offset by decreases of $7.6 million in marketing expenses, $5.1 million in item processing fees, $4.5 million in travel expenses and $4.3 million in business development.
Six Months Ended June 30, 2020 and 2019
Noninterest expense increased $2.2 billion to $3.4 billion for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Noninterest expense increased primarily due to goodwill impairment offset in part by decreases in salaries, benefits and commissions.
Salaries, benefits and commissions expense decreased to $561.8 million during the six months ended June 30, 2020, compared to $589.0 million for the six months ended June 30, 2019, related to lower incentives.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased during the six months ended June 30, 2020, to $148.3 million compared to $137.7 million for the corresponding period in 2019 primarily due to a $5.6 million increase in outsourcing and professional services paid to BBVA and a $2.1 million increase in bankcard fees.

Goodwill impairment was $2.2 billion for the six months ended June 30, 2020, compared to no goodwill impairment during the six months ended June 30, 2019. Refer to "—Goodwill" and Note 5, Goodwill, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Income Tax Expense
Three Months Ended June 30, 2020 and 2019
The Company’s income tax (benefit) expense totaled $(110.1) million and $30.5 million for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate was 46.9% for the three months ended June 30, 2020 and 16.0% for the three months ended June 30, 2019. The tax rate was primarily impacted by the Company's higher loss before income tax for the three months ended June 30, 2020.
Six Months Ended June 30, 2020 and 2019
The Company’s income tax (benefit) expense totaled $(115.2) million and $66.1 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate was 4.6% for the six months ended June 30, 2020 and 18.0% for the six months ended June 30, 2019. The tax rate for the six months ended June 30, 2020 was primarily impacted by an unfavorable permanent difference related to goodwill impairment for the six months ended June 30, 2020.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $11.7 billion at June 30, 2020, compared to $5.8 billion December 31, 2019. The increase was primarily driven by a $5.9 billion increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
Trading account assets totaled $1.0 billion at June 30, 2020, compared to $474 million at December 31, 2019. The increase in trading account assets primarily related to increases in the fair value of interest rate derivative contracts for customers.
Debt Securities
At June 30, 2020, the securities portfolio included $5.8 billion in available for sale debt securities and $8.7 billion in held to maturity debt securities for a total debt securities portfolio of $14.5 billion, an increase of $441 million compared with December 31, 2019.
During the six months ended June 30, 2020, the Company received proceeds of $863.7 million related to the sale of U.S. Treasury securities and agency collateralized mortgage obligations securities classified as available for sale which resulted in a net gain of $22.6 million. The Company also purchased approximately $2.4 billion of agency collateralized mortgage obligations that were classified as held to maturity.
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

The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	June 30, 2020	December 31, 2019
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$28,782,124	$24,432,238
Real estate – construction	2,298,470	2,028,682
Commercial real estate – mortgage	13,800,669	13,861,478
Total commercial loans	$44,881,263	$40,322,398
Consumer loans:
Residential real estate – mortgage	$13,429,139	$13,533,954
Equity lines of credit	2,516,834	2,592,680
Equity loans	209,980	244,968
Credit card	965,572	1,002,365
Consumer direct	2,134,108	2,338,142
Consumer indirect	4,104,604	3,912,350
Total consumer loans	$23,360,237	$23,624,459
Total loans	$68,241,500	$63,946,857
Loans held for sale	245,851	112,058
Total loans and loans held for sale	$68,487,351	$64,058,915
Loans and loans held for sale, net of unearned income, totaled $68.5 billion at June 30, 2020, an increase of $4.4 billion from December 31, 2019. The increase was primarily due to the impact of $3.1 billion of SBA Paycheck Protection Program loans, which are primarily categorized in the commercial, financial and agricultural category in the table above, that the Company has facilitated to assist its commercial customers during the COVID-19 pandemic as well as reflecting an increase in line of credit draws as companies responded to liquidity needs during the COVID-19 pandemic.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets, totaled $855 million at June 30, 2020, an increase of $145 million, compared to $710 million at December 31, 2019. The increase in nonperforming assets was primarily driven by a $121.3 million increase in commercial, financial and agricultural nonaccrual loans, primarily in the energy sector. As a percentage of total loans and loans held for sale, foreclosed real estate and other repossessed assets, nonperforming assets were 1.25% at June 30, 2020 compared with 1.11% at December 31, 2019.
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

Table 5 Potential Problem Loans

	June 30, 2020	December 31, 2019
	(In Thousands)
Commercial, financial and agricultural	$397,107	$312,125
Real estate – construction	9,865	13,099
Commercial real estate – mortgage	108,576	78,428
	$515,548	$403,652

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	June 30, 2020	December 31, 2019
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$389,615	$268,288
Real estate – construction	13,317	8,041
Commercial real estate – mortgage	117,213	98,077
Residential real estate – mortgage	169,387	147,337
Equity lines of credit	34,915	38,113
Equity loans	8,457	8,651
Credit card	—	—
Consumer direct	7,624	6,555
Consumer indirect	24,216	31,781
Total nonaccrual loans	764,744	606,843
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$764,744	$606,843
Accruing TDRs: (1)
Commercial, financial and agricultural	$1,866	$1,456
Real estate – construction	64	72
Commercial real estate – mortgage	1,876	3,414
Residential real estate – mortgage	54,289	57,165
Equity lines of credit	—	—
Equity loans	21,280	23,770
Credit card	—	—
Consumer direct	16,836	12,438
Consumer indirect	—	—
Total Accruing TDRs	96,211	98,315
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$96,211	$98,315
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$8,450	$6,692
Real estate – construction	532	571
Commercial real estate – mortgage	415	6,576
Residential real estate – mortgage	13,140	4,641
Equity lines of credit	3,555	1,567
Equity loans	148	195
Credit card	22,134	22,796
Consumer direct	11,623	18,358
Consumer indirect	6,166	9,730
Total loans 90 days past due and accruing	66,163	71,126
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$66,163	$71,126
Foreclosed real estate	$14,871	$20,833
Other repossessed assets	$8,599	$10,930

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	June 30, 2020	December 31, 2019
	(In Thousands)
Nonaccrual loans	$764,744	$606,843
Loans 90 days or more past due and accruing (1)	66,163	71,126
TDRs 90 days or more past due and accruing	423	414
Nonperforming loans	831,330	678,383
Foreclosed real estate	14,871	20,833
Other repossessed assets	8,599	10,930
Total nonperforming assets	$854,800	$710,146

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	June 30, 2020	December 31, 2019
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	1.21%	1.06%
Nonperforming assets as a percentage of total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	1.25	1.11
Allowance for loan losses as a percentage of loans	2.57	1.44
Allowance for loan losses as a percentage of nonperforming loans (3)	211.03	135.76

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, foreclosed real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale.
Table 9 Rollforward of Nonaccrual Loans

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Balance at beginning of period,	$606,843	$751,486
Additions	436,982	407,941
Returns to accrual	(45,339)	(67,014)
Loan sales	—	—
Payments and paydowns	(146,265)	(90,366)
Transfers to foreclosed real estate	(5,825)	(12,175)
Charge-offs	(81,652)	(257,176)
Balance at end of period	$764,744	$732,696
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
The following table provides a rollforward of TDR activity, excluding loans held for sale.
Table 10 Rollforward of TDR Activity

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Balance at beginning period	$215,481	$311,442
New TDRs	78,594	42,309
Payments/Payoffs	(43,944)	(78,429)
Charge-offs	(3,596)	(27,510)
Transfers to foreclosed real estate	—	—
Balance at end of period	$246,535	$247,812
The Company’s aggregate recorded investment in loans modified through TDRs was $247 million at June 30, 2020 compared to $215 million at December 31, 2019. Included in these amounts are $96 million at June 30, 2020 and $98 million at December 31, 2019 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
In response to the COVID-19 pandemic, beginning in March 2020 the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances are currently expected to cover periods of three to six months. In most cases, if the loans have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act they are not classified as TDRs and do not result in loans being placed on nonaccrual status.  At June 30, 2020, the Company had granted loan deferrals on approximately 63 thousand loans with an amortized cost of $7.2 billion. Deferred principal and interest balances at June 30, 2020 were $129.7 million and $77.1 million, respectively.
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
The total allowance for loan losses increased to $1.8 billion at June 30, 2020, from $921 million at December 31, 2019. The Company adopted ASC 326 effective January 1, 2020, and recorded a $184.9 million increase to its allowance for loan losses that was reflected as an adjustment to shareholder's equity, net of taxes. The increase was largely attributable to the residential real estate and consumer loan portfolios, given the longer asset duration associated with these portfolios.
The increase in the allowance for loan losses during the six months ended June 30, 2020, reflected an increase in expected losses over the life of the loan portfolio. The most significant driver of this increase is attributable to the recognition of the COVID-19 pandemic through an update to the reasonable and supportable macroeconomic forecast included in the baseline calculation, which most significantly impacted the commercial loan portfolios, but also drove increases in the consumer loan portfolio. The macroeconomic forecast utilized as of June 30, 2020, represented the best information available at the end of the reporting period, and included the following considerations:

•	Significant deterioration from economic scenarios considered as of March 31, 2020, particularly impacting GDP and unemployment.

•	Very steep economic contraction in the second quarter of 2020, with a recovery starting in the third quarter of 2020.

•	Very substantial increase in unemployment with a peak during the second quarter of 2020 and subsequent hiring rebound.

•
Significant and lingering negative impact on commercial real estate prices. Aggregate commercial real estate projections are also lower in the short term, but are projected to rebound more quickly than in the prior forecast scenario.

Further, due to the level of uncertainty related to the economic outlook, a more conservative downside economic scenario was included as part of the qualitative framework adjustments at March 31, 2020. However, as the macroeconomic forecast used in the June 30, 2020 baseline scenario deteriorated to a level worse than the downside economic scenario, the downside economic scenario consideration was removed from the qualitative framework adjustments as of June 30, 2020. This was offset by an increase in the adjustment to reflect the impact of the macroeconomic scenarios on loan portfolios without econometric models.
An additional driver of the increase in the allowance for loan losses is the recognition of the decline in oil prices on the energy portfolio. Management recognized a qualitative factor adjustment at March 31, 2020, separately from the baseline scenario considerations as oil prices are not a significant driver of the econometric models used in the baseline allowance calculation. This qualitative factor adjustment remained in place as of June 30, 20202, due to concerns around continued volatility in oil prices.
The ratio of the allowance for loan losses to total loans was 2.57% at June 30, 2020 compared to 1.44% at December 31, 2019. Nonperforming loans were $831 million at June 30, 2020 compared to $678 million at December 31, 2019.
Net charge-offs were 0.72% of average loans for the three months ended June 30, 2020 compared to 0.90% of average loans for the three months ended June 30, 2019. The decrease in net charge-offs for the three months ended June 30, 2020, as compared to the corresponding period in 2019, was primarily driven by a $16.9 million decrease in commercial, financial and agricultural net charge-offs and a $14.9 million decrease in consumer direct net charge-offs offset by an $8.6 million increase in commercial real estate-mortgage net charge-offs and a $3.7 million increase in credit card net charge-offs.
Net charge-offs were 0.71% of average loans for the six months ended June 30, 2020 compared to 0.77% of average loans for the six months ended June 30, 2019. The decrease in net charge-offs for the six months ended June 30, 2020 as compared to the corresponding period in 2019 was driven in part by a $17.0 million decrease in consumer direct net charge-offs and a $5.4 million decrease in consumer indirect net charge-offs offset by an $8.6 million increase in commercial real estate - mortgage net charge-offs and a $7.9 million increase in credit card net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Average loans outstanding during the period	$69,142,017	$63,581,887	$66,967,070	$64,479,237
Allowance for loan losses, beginning of period, prior to adoption of ASC 326	1,351,072	966,022	$920,993	$885,242
Impact of adopting ASC 326	—	—	184,931	—
Allowance for loan losses, beginning of period, after adoption of ASC 326	1,351,072	966,022	1,105,924	885,242
Charge-offs:
Commercial, financial and agricultural	30,970	49,325	55,177	58,828
Real estate – construction	—	—	27	19
Commercial real estate – mortgage	9,053	112	9,113	118
Residential real estate – mortgage	651	2,199	1,115	3,645
Equity lines of credit	419	1,581	1,574	4,819
Equity loans	25	899	405	1,227
Credit card	22,058	18,166	43,488	35,108
Consumer direct	46,985	62,716	105,916	121,847
Consumer indirect	28,850	29,873	64,355	66,673
Total charge-offs	139,011	164,871	281,170	292,284
Recoveries:
Commercial, financial and agricultural	1,932	3,409	7,125	8,169
Real estate – construction	36	477	76	1,906
Commercial real estate – mortgage	383	51	516	84
Residential real estate – mortgage	469	676	1,105	1,193
Equity lines of credit	895	1,210	1,514	3,873
Equity loans	145	705	313	1,114
Credit card	1,951	1,730	3,864	3,429
Consumer direct	4,714	5,574	11,919	10,831
Consumer indirect	5,432	7,659	19,886	16,793
Total recoveries	15,957	21,491	46,318	47,392
Net charge-offs	123,054	143,380	234,852	244,892
Total provision for loan losses	526,334	155,018	883,280	337,310
Allowance for loan losses, end of period	$1,754,352	$977,660	$1,754,352	$977,660
Net charge-offs to average loans	0.72%	0.90%	0.71%	0.77%
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of June 30, 2020 and December 31, 2019.
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
The commercial, financial and agricultural portfolio segment totaled $28.8 billion at June 30, 2020 compared to $24.4 billion at December 31, 2019. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	June 30, 2020				December 31, 2019
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$2,041,939	$26,516	$—	$9	$2,139,178	$47,261	$—	$8
Basic Materials	501,725	944	—	11	526,485	1,342	—	—
Capital Goods & Industrial Services	2,648,368	51,110	1,033	—	1,987,046	23,736	96	4
Construction & Construction Materials	831,678	40,604	—	—	653,157	45,243	—	—
Consumer	662,034	2,850	—	1,628	641,289	1,540	—	—
Healthcare	3,214,501	5,097	306	1,238	2,747,248	24,989	314	—
Energy	3,024,592	208,356	—	—	2,905,791	69,042	—	—
Financial Services	1,224,665	17,408	—	—	1,009,533	23,427	—	1,615
General Corporates	2,133,942	15,680	—	3,353	1,726,318	16,883	475	5,065
Institutions	3,466,085	367	—	—	3,166,048	400	—	—
Leisure and Consumer Services	3,911,332	11,619	310	—	2,777,440	6,957	335	—
Real Estate	1,782,012	—	—	—	1,490,985	—	—	—
Retail	513,250	4,352	217	—	483,988	1,869	236	—
Telecoms, Technology & Media	1,230,170	2,190	—	—	909,476	2,558	—	—
Transportation	1,075,329	2,522	—	2,211	903,034	3,041	—	—
Utilities	520,502	—	—	—	365,222	—	—	—
Total Commercial, Financial and Agricultural	$28,782,124	$389,615	$1,866	$8,450	$24,432,238	$268,288	$1,456	$6,692
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.8 billion and $13.9 billion at June 30, 2020 and December 31, 2019, respectively, and real estate — construction loans totaled $2.3 billion and $2.0 billion at June 30, 2020 and December 31, 2019, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	June 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$429,782	$4,280	$29	$—	$419,063	$4,377	$2,048	$—
Arizona	1,046,587	4,841	—	—	1,074,395	22,549	—	—
California	1,928,360	—	—	28	1,992,085	—	—	28
Colorado	787,931	6,371	—	—	694,691	6,463	—	—
Florida	1,205,274	10,620	7	—	1,299,336	11,047	27	—
New Mexico	97,386	3,687	—	—	100,845	3,952	—	—
Texas	3,951,800	64,249	1,016	387	3,802,306	36,278	495	4,168
Other	4,353,549	23,165	824	—	4,478,757	13,411	844	2,380
	$13,800,669	$117,213	$1,876	$415	$13,861,478	$98,077	$3,414	$6,576

Table 14 Real Estate – Construction

	June 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$74,484	$—	$—	$12	$70,800	$90	$—	$115
Arizona	208,322	5,836	—	—	158,027	—	—	—
California	385,127	394	—	—	281,690	—	—	—
Colorado	104,536	—	—	—	94,260	473	—	—
Florida	168,131	6	—	—	167,346	905	—	—
New Mexico	25,742	207	13	—	18,000	242	15	—
Texas	733,751	6,468	51	520	747,651	5,926	57	456
Other	598,377	406	—	—	490,908	405	—	—
	$2,298,470	$13,317	$64	$532	$2,028,682	$8,041	$72	$571
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

Residential real estate — mortgage loans totaled $13.4 billion at June 30, 2020 and $13.5 billion at December 31, 2019. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	June 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$876,197	$20,589	$10,049	$1,889	$913,683	$21,891	$11,208	$1,557
Arizona	1,395,690	13,469	7,373	711	1,380,589	12,111	7,645	609
California	3,498,912	26,305	3,630	1,628	3,441,689	17,941	3,383	—
Colorado	1,083,643	5,128	2,181	170	1,144,260	4,141	2,327	144
Florida	1,490,636	38,162	9,589	445	1,511,146	32,740	10,051	247
New Mexico	204,356	3,501	1,227	385	215,835	3,802	1,249	424
Texas	4,514,896	47,374	18,473	7,828	4,534,481	43,048	19,394	1,660
Other	364,809	14,859	1,767	84	392,271	11,663	1,908	—
	$13,429,139	$169,387	$54,289	$13,140	$13,533,954	$147,337	$57,165	$4,641
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	June 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$677,427	$109,646	$17,840	$8,003	$707,778	$96,107	$22,804	$3,736
621 – 680	1,034,011	23,853	12,476	2,943	1,074,497	23,950	10,570	114
681 – 720	1,623,976	14,280	7,836	820	1,704,801	9,197	7,305	144
Above 720	9,580,653	12,070	15,763	—	9,490,067	11,000	15,922	290
Unknown	513,072	9,538	374	1,374	556,811	7,083	564	357
	$13,429,139	$169,387	$54,289	$13,140	$13,533,954	$147,337	$57,165	$4,641

Equity lines of credit and equity loans totaled $2.7 billion and $2.8 billion at June 30, 2020 and December 31, 2019, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	June 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$431,130	$9,807	$6,585	$758	$452,102	$10,096	$7,437	$341
Arizona	283,144	6,187	3,395	401	311,875	5,475	3,674	22
California	387,780	2,215	89	123	399,494	2,528	187	165
Colorado	156,598	2,535	644	100	167,594	2,729	738	176
Florida	279,178	6,522	4,065	516	295,552	7,298	4,827	121
New Mexico	43,462	1,488	500	—	45,440	1,704	505	11
Texas	1,122,364	13,605	5,654	1,700	1,138,289	15,104	6,050	914
Other	23,158	1,013	348	105	27,302	1,830	352	12
	$2,726,814	$43,372	$21,280	$3,703	$2,837,648	$46,764	$23,770	$1,762

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	June 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$202,049	$23,543	$7,045	$2,481	$200,509	$27,098	$6,262	$1,232
621 – 680	339,233	10,056	4,782	685	355,324	9,207	7,314	290
681 – 720	448,382	5,479	3,215	151	484,077	6,324	3,683	139
Above 720	1,731,603	4,242	6,181	385	1,790,879	4,095	6,511	101
Unknown	5,547	52	57	1	6,859	40	—	—
	$2,726,814	$43,372	$21,280	$3,703	$2,837,648	$46,764	$23,770	$1,762
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans were $2.1 billion and $2.3 billion at June 30, 2020 and December 31, 2019, respectively. Total credit cards were $1.0 billion at both June 30, 2020 and December 31, 2019.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $4.1 billion and $3.9 billion at June 30, 2020 and December 31, 2019, respectively.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	June 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$192,692	$4,863	$974	$10,193	$225,736	$4,258	$1,433	$17,228
621 – 680	408,068	1,760	2,798	269	450,532	1,259	2,858	359
681 – 720	453,563	731	2,922	43	516,706	693	5,150	123
Above 720	1,019,422	270	10,142	65	1,076,436	345	2,997	84
Unknown	60,363	—	—	1,053	68,732	—	—	564
	$2,134,108	$7,624	$16,836	$11,623	$2,338,142	$6,555	$12,438	$18,358
Table 20 Consumer Indirect

	June 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$717,691	$20,115	$—	$5,764	$817,071	$27,600	$—	$9,100
621 – 680	985,679	2,954	—	298	1,006,409	2,969	—	408
681 – 720	773,972	509	—	10	728,580	621	—	157
Above 720	1,624,848	638	—	94	1,358,098	591	—	65
Unknown	2,414	—	—	—	2,192	—	—	—
	$4,104,604	$24,216	$—	$6,166	$3,912,350	$31,781	$—	$9,730
Foreign Exposure
As of June 30, 2020, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $2.3 billion and $4.5 billion at June 30, 2020 and December 31, 2019, respectively, and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. At June 30, 2020 the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $1.9 billion, Retail Banking - $136 million, and Corporate and Investment Banking - $262 million.
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
At June 30, 2020, the Company assessed events and circumstances as it related to the continued impact of COVID-19 on the Company during the three months ended June 30, 2020, including: recent operating performance, market conditions, regulatory actions and assessment, change in the business climate, company-specific factors, and trends in the banking industry. After assessing the indicators noted above, the Company determined that it was not more likely than not that the fair value of each reporting unit had declined below their carrying value as of June 30, 2020. Therefore, the Company determined that a test of goodwill impairment was not required for each of the reporting units for the June 30, 2020 interim period. The Company will continue to monitor for indicators of impairment throughout 2020.
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
The Company's and the Bank's credit ratings at June 30, 2020 were as follows:
Table 21 Credit Ratings

As of June 30, 2020
	Standard & Poor’s	Moody’s	Fitch
BBVA USA Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB
Short-term debt rating	A-2	—	F2
BBVA USA
Long-term debt rating	BBB+	Baa2	BBB
Long-term bank deposits (1)	N/A	A2	BBB+
Subordinated debt	BBB	Baa2	BBB-
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (1)	N/A	P-1	F2
Outlook	Stable	Stable	Stable
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
Deposits
Total deposits increased by $10.4 billion from December 31, 2019 to June 30, 2020. At June 30, 2020 and December 31, 2019, total deposits included $3.8 billion and $4.7 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	June 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$25,978,354	30.4%	$21,850,216	29.1%
Interest-bearing demand deposits	14,527,189	17.0	10,031,622	13.4
Savings and money market	36,777,050	43.1	31,050,016	41.4
Time deposits	8,143,821	9.5	12,053,429	16.1
Total deposits	$85,426,414	100.0%	$74,985,283	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at June 30, 2020
Securities sold under agreements to repurchase (1)	$1,050,182	$1,321,766	0.18%	$249,481	0.70%
Other short-term borrowings	14,951	16,312	4.82	1,619	0.54
	$1,065,133	$1,338,078		$251,100
Balance at December 31, 2019
Federal funds purchased	$5,060	$746	1.50%	$—	—%
Securities sold under agreements to repurchase (1)	1,198,822	857,176	0.22	173,028	1.70
Other short-term borrowings	69,446	14,963	3.79	—	—
	$1,273,328	$872,885		$173,028

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

At June 30, 2020 and December 31, 2019, FHLB and other borrowings were $3.6 billion and $3.7 billion, respectively.
For the six months ended June 30, 2020, the Company had $1.0 million of proceeds received from FHLB and other borrowings and repayments were approximately $228.9 million.
Shareholder’s Equity
Total shareholder's equity was $11.3 billion at June 30, 2020, compared to $13.4 billion at December 31, 2019, a decrease of $2.1 billion. Shareholder's equity decreased $2.4 billion due to losses attributable to the Company during the period offset, in part, by increases of $405 million in accumulated other comprehensive income largely attributable to a decrease in unrealized losses on available for sale securities and cash flow hedging instruments. Additionally, the impact of the adoption of ASC 326 decreased shareholder's equity by $150 million.
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

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at June 30, 2020, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at June 30, 2020.
Table 24 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
June 30, 2020
Rate Change
+ 200 basis points	4.38%
+ 100 basis points	2.46
- 25 basis points	(0.98)
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
Table 25 Economic Value of Equity

Estimated % Change in Economic Value of Equity
June 30, 2020
Rate Change
+ 300 basis points	(8.91)%
+ 200 basis points	(3.98)
+ 100 basis points	(0.36)
- 25 basis points	(0.73)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of June 30, 2020, the Company had derivative financial instruments outstanding with notional amounts of $60.9 billion. The estimated net fair value of open contracts was in an asset position of $631 million at June 30, 2020. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
The Company's financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. At June 30, 2020, the Company had unused FHLB borrowing capacity of $8.6 billion. Additionally, the Company had Federal Reserve discount window availability of $13.9 billion at June 30, 2020.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at June 30, 2020 or December 31, 2019 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board. The Company has paid no common dividends to BBVA during 2020.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
At June 30, 2020, the Company's LCR was 144% and was fully compliant with the LCR requirements. However, the Company is no longer subject to the LCR going forward as a result of the Tailoring Rules. It may become subject to the LCR again in the future if the Company becomes a Category IV U.S. IHC under the Tailoring Rules.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios at June 30, 2020 and December 31, 2019.
Table 26 Capital Ratios

	June 30, 2020	December 31, 2019
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,608,032	$8,615,357
Tier 1 Capital	8,838,032	8,849,557
Total Capital	10,353,666	10,332,023
Ratios:
CET1 Risk-based Capital Ratio	12.18%	12.49%
Tier 1 Risk-based Capital Ratio	12.51	12.83
Total Risk-based Capital Ratio	14.66	14.98
Leverage Ratio	8.66	9.70
At June 30, 2020, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
The COVID-19 pandemic has adversely impacted the Company's business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Despite the partial lifting of some of these measures in some of the states in our geographic footprint, the recent increase in cases in the United States means that it remains unknown when there will be a return to normal economic activity.
As a result, the demand for the Company's products and services has been and may continue to be significantly impacted, which impact has adversely affected, and may continue to adversely affect, our revenue. Furthermore, the pandemic has resulted and could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we have recognized and may be required to recognize additional impairments of our goodwill. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, and other consumer and commercial customers, and future governmental actions may require the continuance or the expansion of these and other types of customer-related responses.
Among other relief programs, we are participating in the SBA’s Paycheck Protection Program. Paycheck Protection Program loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, various regulatory requirements will apply to our ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty. If a borrower defaults on a Paycheck Protection Program loan, these requirements and uncertainties may limit our ability to fully recover against the loan guarantee or to seek full recourse against the borrower.
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
To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/

or magnitude of other risks described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, including those risks related to market, credit, geopolitical and business operations.

Volatile or declining oil prices could adversely affect the Company's performance.
As of June 30, 2020, energy-related loan balances represented approximately 4.4 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which at the time had and continues to have an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. The recent steep decline in oil prices, including, at times, dropping below zero dollars per barrel, in March and April 2020 has again adversely impacted and may continue to adversely impact some of the Bank’s customers in this industry, including with respect to the cash flows of such customers which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations. Furthermore, energy production and related industries represent a significant part of the economies in some of the Bank’s primary markets. A prolonged period of low or volatile oil prices could have a negative impact on the economies and real estate markets of states such as Texas, which could adversely affect the Company's business, financial condition or results of operations.

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
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the six months ended June 30, 2020, from embassy-related activity, which include fees and/or commissions, did not exceed $4. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: August 4, 2020	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer