Form 10-Q
period 2020-09-30
BBVA USA Bancshares, Inc.
filed 2020-11-03
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 23, 2020
Common Stock (par value $0.01 per share)	222,963,891 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASC 326	ASU 2016-13, Financial Instruments - Credit Losses
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	BBVA USA
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA USA Bancshares, Inc. and its subsidiaries
CRA	Community Reinvestment Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OIS	Overnight Index Swap
Parent	BBVA USA Bancshares, Inc.
PPP	Paycheck Protection Program
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing

SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
	(In Thousands)
Assets:
Cash and due from banks	$1,035,307	$1,149,734
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	14,041,538	5,788,964
Cash and cash equivalents	15,076,845	6,938,698
Trading account assets	926,497	473,976
Debt securities available for sale	6,028,072	7,235,305
Debt securities held to maturity, net of allowance for debt securities held to maturity losses of $15,105 at September 30, 2020 (fair value of $9,779,195 and $6,921,158 at September 30, 2020 and December 31, 2019, respectively)	9,428,931	6,797,046
Loans held for sale, at fair value	253,454	112,058
Loans	66,180,612	63,946,857
Allowance for loan losses	(1,804,423)	(920,993)
Net loans	64,376,189	63,025,864
Premises and equipment, net	1,063,923	1,087,698
Bank owned life insurance	758,391	750,224
Goodwill	2,328,296	4,513,296
Other assets	3,412,324	2,669,182
Total assets	$103,652,922	$93,603,347
Liabilities:
Deposits:
Noninterest bearing	$26,803,670	$21,850,216
Interest bearing	59,567,362	53,135,067
Total deposits	86,371,032	74,985,283
FHLB and other borrowings	3,560,973	3,690,044
Federal funds purchased and securities sold under agreements to repurchase	189,474	173,028
Accrued expenses and other liabilities	2,136,479	1,368,403
Total liabilities	92,257,958	80,216,758
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both September 30, 2020 and December 31, 2019	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 shares at both September 30, 2020 and December 31, 2019	2,230	2,230
Surplus	14,032,321	14,043,727
Accumulated deficit	(3,264,295)	(917,227)
Accumulated other comprehensive income (loss)	365,374	(1,072)
Total BBVA USA Bancshares, Inc. shareholder’s equity	11,365,105	13,357,133
Noncontrolling interests	29,859	29,456
Total shareholder’s equity	11,394,964	13,386,589
Total liabilities and shareholder’s equity	$103,652,922	$93,603,347
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Interest income:
Interest and fees on loans	$644,643	$771,245	$2,029,886	$2,359,500
Interest on debt securities available for sale	19,474	36,051	36,787	134,698
Interest on debt securities held to maturity	49,981	38,893	130,883	101,701
Interest on trading account assets	892	487	3,171	1,627
Interest and dividends on other earning assets	6,436	46,528	62,627	105,319
Total interest income	721,426	893,204	2,263,354	2,702,845
Interest expense:
Interest on deposits	61,147	203,979	323,168	588,811
Interest on FHLB and other borrowings	14,644	32,975	57,756	104,901
Interest on federal funds purchased and securities sold under agreements to repurchase	3,736	15,137	38,668	24,886
Interest on other short-term borrowings	49	72	440	368
Total interest expense	79,576	252,163	420,032	718,966
Net interest income	641,850	641,041	1,843,322	1,983,879
Total provision for credit losses	150,977	140,629	1,047,427	477,939
Net interest income after provision for credit losses	490,873	500,412	795,895	1,505,940
Noninterest income:
Service charges on deposit accounts	54,710	65,143	160,474	185,782
Card and merchant processing fees	48,628	50,385	142,135	146,742
Investment banking and advisory fees	40,013	28,324	111,805	67,939
Investment services sales fees	26,218	29,287	85,596	87,316
Money transfer income	27,109	26,020	77,118	73,273
Mortgage banking	13,741	8,204	55,060	19,011
Asset management fees	12,024	11,405	35,488	34,039
Corporate and correspondent investment sales	3,478	11,799	33,050	24,298
Bank owned life insurance	4,972	3,508	14,691	12,895
Investment securities gains, net	—	21,003	22,616	29,961
Other	53,767	66,241	153,223	182,104
Total noninterest income	284,660	321,319	891,256	863,360
Noninterest expense:
Salaries, benefits and commissions	296,708	295,092	858,541	884,111
Professional services	78,018	72,903	226,338	210,583
Equipment	68,793	63,908	198,226	191,940
Net occupancy	41,145	42,241	122,573	123,298
Money transfer expense	18,897	18,005	53,991	50,273
Goodwill impairment	—	—	2,185,000	—
Other	92,067	106,738	339,469	318,969
Total noninterest expense	595,628	598,887	3,984,138	1,779,174
Net income (loss) before income tax (benefit) expense	179,905	222,844	(2,296,987)	590,126
Income tax expense (benefit)	13,664	39,899	(101,506)	106,014
Net income (loss)	166,241	182,945	(2,195,481)	484,112
Less: net income attributable to noncontrolling interests	401	514	1,374	1,669
Net income (loss) attributable to BBVA USA Bancshares, Inc.	165,840	182,431	(2,196,855)	482,443
Less: preferred stock dividends	3,286	4,561	11,406	13,771
Net income (loss) attributable to common shareholder	$162,554	$177,870	$(2,208,261)	$468,672
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Net income (loss)	$166,241	$182,945	$(2,195,481)	$484,112
Other comprehensive income, net of tax:
Net unrealized (losses) gains arising during period from debt securities available for sale	(6,311)	32,464	125,103	169,868
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	—	16,023	17,220	22,857
Net change in net unrealized holding (losses) gains on debt securities available for sale	(6,311)	16,441	107,883	147,011
Change in unamortized net holding gains on debt securities held to maturity	1,644	2,223	4,924	5,905
Less: non-credit related impairment on debt securities held to maturity	—	—	—	82
Change in unamortized non-credit related impairment on debt securities held to maturity	102	175	341	675
Net change in unamortized holding gains on debt securities held to maturity	1,746	2,398	5,265	6,498
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(34,226)	33,662	251,544	131,665
Change in defined benefit plans	—	—	1,754	3,119
Other comprehensive (loss) income, net of tax	(38,791)	52,501	366,446	288,293
Comprehensive income (loss)	127,450	235,446	(1,829,035)	772,405
Less: comprehensive income attributable to noncontrolling interests	401	514	1,374	1,669
Comprehensive income (loss) attributable to BBVA USA Bancshares, Inc.	$127,049	$234,932	$(1,830,409)	$770,736
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Three Months Ended September 30,
Balance, June 30, 2019	$229,475	$2,230	$14,364,527	$(768,290)	$13,508	$29,273	$13,870,723
Net income	—	—	—	182,431	—	514	182,945
Other comprehensive income, net of tax	—	—	—	—	52,501	—	52,501
Preferred stock dividends	—	—	(4,561)	—	—	—	(4,561)
Capital contribution	—	—	—	—	—	10	10
Balance, September 30, 2019	$229,475	$2,230	$14,359,966	$(585,859)	$66,009	$29,797	$14,101,618

Balance, June 30, 2020	$229,475	$2,230	$14,035,607	$(3,430,135)	$404,165	$29,447	$11,270,789
Net income	—	—	—	165,840	—	401	166,241
Other comprehensive loss, net of tax	—	—	—	—	(38,791)	—	(38,791)
Preferred stock dividends	—	—	(3,286)	—	—	—	(3,286)
Capital contribution	—	—	—	—	—	11	11
Balance, September 30, 2020	$229,475	$2,230	$14,032,321	$(3,264,295)	$365,374	$29,859	$11,394,964

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Nine Months Ended September 30,
Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	482,443	—	1,669	484,112
Other comprehensive income, net of tax	—	—	—	—	288,293	—	288,293
Issuance of common stock	—	—	802	—	—	—	802
Preferred stock dividends	—	—	(13,771)	—	—	(1,037)	(14,808)
Common stock dividends	—	—	(170,000)	—	—	—	(170,000)
Capital contribution	—	—	—	—	—	144	144
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, September 30, 2019	$229,475	$2,230	$14,359,966	$(585,859)	$66,009	$29,797	$14,101,618

Balance, December 31, 2019	$229,475	$2,230	$14,043,727	$(917,227)	$(1,072)	$29,456	$13,386,589
Cumulative effect adjustment related to ASC 326 adoption	—	—	—	(150,213)	—	—	(150,213)
Balance, January 1, 2020	$229,475	$2,230	$14,043,727	$(1,067,440)	$(1,072)	$29,456	$13,236,376
Net (loss) income	—	—	—	(2,196,855)	—	1,374	(2,195,481)
Other comprehensive income, net of tax	—	—	—	—	366,446	—	366,446
Preferred stock dividends	—	—	(11,406)	—	—	(1,037)	(12,443)
Capital contribution	—	—	—	—	—	66	66
Balance, September 30, 2020	$229,475	$2,230	$14,032,321	$(3,264,295)	$365,374	$29,859	$11,394,964

(1)	Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Operating Activities:
Net (loss) income	$(2,195,481)	$484,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,207	194,040
Goodwill impairment	2,185,000	—
Securities impairment	—	113
Amortization (accretion) of discount, loan fees and purchase market adjustments, net	48,741	(26,732)
Provision for credit losses	1,047,427	477,939
Net change in trading account assets	(452,521)	(326,344)
Net change in trading account liabilities	72,623	(5,891)
Originations and purchases of mortgage loans held for sale	(1,064,535)	(554,488)
Sale of mortgage loans held for sale	975,048	509,685
Deferred tax benefit	(180,700)	(11,611)
Investment securities gains, net	(22,616)	(29,961)
Net gain on sale of premises and equipment	(273)	(7,077)
Gain on sale of loans	—	(925)
Gain on sale of mortgage loans held for sale	(51,909)	(20,745)
Net (gain) loss on sale of other real estate and other assets	(198)	1,436
(Increase) decrease in other assets	(297,558)	95,117
Increase (decrease) in other liabilities	752,674	(14,147)
Net cash provided by operating activities	1,079,929	764,521
Investing Activities:
Proceeds from sales of debt securities available for sale	863,712	2,442,176
Proceeds from prepayments, maturities and calls of debt securities available for sale	3,360,970	3,556,157
Purchases of debt securities available for sale	(2,928,381)	(2,454,096)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	778,938	234,157
Purchases of debt securities held to maturity	(3,474,536)	(3,688,706)
Proceeds from sales of equity securities	82,362	180,375
Purchases of equity securities	(10,043)	(182,504)
Net change in loan portfolio	(2,625,679)	93,914
Proceeds from sales of loans	—	1,353,379
Purchases of premises and equipment	(113,044)	(88,647)
Proceeds from sales of premises and equipment	2,370	12,812
Proceeds from settlement of BOLI policies	6,575	3,331
Cash payments for premiums of BOLI policies	—	(26)
Proceeds from sales of other real estate owned	13,358	21,569
Net cash (used in) provided by investing activities	(4,043,398)	1,483,891
Financing Activities:
Net increase in total deposits	11,391,671	1,414,158
Net increase in federal funds purchased and securities sold under agreements to repurchase	16,446	15,146
Net increase in other short-term borrowings	—	45
Proceeds from FHLB and other borrowings	1,000	4,436,995
Repayment of FHLB and other borrowings	(228,939)	(4,790,177)
Capital contribution for non-controlling interest	66	144
Vesting of restricted stock	—	(2,914)
Issuance of common stock	—	802
Common dividends paid	—	(170,000)
Preferred dividends paid	(12,443)	(14,808)
Net cash provided by financing activities	11,167,801	889,391
Net increase in cash, cash equivalents and restricted cash	8,204,332	3,137,803
Cash, cash equivalents and restricted cash at beginning of year	7,156,689	3,501,380
Cash, cash equivalents and restricted cash at end of period	$15,361,021	$6,639,183
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA USA Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC Adoption	Impact of ASC 326 Adoption
	(In Thousands)
Assets:
Allowance for debt securities held to maturity losses	$1,847	$—	$1,847
Allowance for loan losses	1,105,924	920,993	184,931

Liabilities:
Allowance for credit losses on letters of credit and unfunded commitments	76,946	66,955	9,991
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

	September 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,154,055	$51,784	$14,830	$2,191,009
Agency mortgage-backed securities	935,845	35,144	1,067	969,922
Agency collateralized mortgage obligations	2,812,087	54,656	238	2,866,505
States and political subdivisions	615	21	—	636
Total	$5,902,602	$141,605	$16,135	$6,028,072
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,290,667	$121,608	$—	$1,412,275
Collateralized mortgage obligations:
Agency	7,638,230	211,081	10,399	7,838,912
Non-agency	31,760	5,946	435	37,271
Asset-backed securities and other	48,747	1,268	4,679	45,336
States and political subdivisions (1)	434,632	14,936	4,167	445,401
Total	$9,444,036	$354,839	$19,680	$9,779,195

(1)	The Company recorded an allowance of $15 million at September 30, 2020, related to state and political subdivisions, which is not included in the table above.

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$3,145,331	$16,888	$34,694	$3,127,525
Agency mortgage-backed securities	1,322,432	12,444	9,019	1,325,857
Agency collateralized mortgage obligations	2,783,003	7,744	9,622	2,781,125
States and political subdivisions	757	41	—	798
Total	$7,251,523	$37,117	$53,335	$7,235,305
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,287,049	$53,399	$—	$1,340,448
Collateralized mortgage obligations:
Agency	4,846,862	82,105	16,568	4,912,399
Non-agency	37,705	5,923	1,154	42,474
Asset-backed securities and other	52,355	1,266	2,017	51,604
States and political subdivisions	573,075	8,652	7,494	574,233
Total	$6,797,046	$151,345	$27,233	$6,921,158
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

The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities that were in a loss position at September 30, 2020 and December 31, 2019, for which an allowance for credit losses has not been recorded at September 30, 2020. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	September 30, 2020
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$5,226	$67	$351,472	$14,763	$356,698	$14,830
Agency mortgage-backed securities	38,151	211	41,528	856	79,679	1,067
Agency collateralized mortgage obligations	115,423	63	176,202	175	291,625	238
Total	$158,800	$341	$569,202	$15,794	$728,002	$16,135

	December 31, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$59,496	$208	$819,360	$34,486	$878,856	$34,694
Agency mortgage-backed securities	245,191	851	592,312	8,168	837,503	9,019
Agency collateralized mortgage obligations	880,485	4,768	579,679	4,854	1,460,164	9,622
Total	$1,185,172	$5,827	$1,991,351	$47,508	$3,176,523	$53,335
As indicated in the previous tables, at September 30, 2020, the Company held debt securities in unrealized loss positions. The Company has not recognized the unrealized losses into income for its securities because they are all backed by the U.S. government or government agencies and management does not intend to sell and it is likely that management will not be required to sell these securities before their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

The following table presents the activity in the allowance for debt securities held to maturity losses.

Held to Maturity Debt Securities
(In Thousands)
Three months ended September 30, 2020
Allowance for debt securities held to maturity losses:
Balance at beginning of period	$15,017
Provision for credit losses	88
Securities charged off	—
Recoveries	—
Balance at end of period	$15,105

Nine Months Ended September 30, 2020
Allowance for debt securities held to maturity losses:
Balance at beginning of period	$—
Impact of adopting ASC 326	1,847
Provision for credit losses	13,258
Securities charged off	—
Recoveries	—
Balance at end of period	$15,105
The Company regularly evaluates each held to maturity debt security for credit losses on a quarterly basis. The Company has not recorded a provision for credit loss related to its agency securities because they are all backed by the U.S. government or government agencies and have been deemed to have zero expected credit loss as of September 30, 2020. These securities are evaluated quarterly to determine if they still qualify as a zero credit loss security. The Company has non-agency securities that have unrealized losses at September 30, 2020. The Company considers such factors as the extent to which the fair value has been below cost and the financial condition of the issuer.
The Company monitors the credit quality of its HTM debt securities through credit ratings. The following table presents the amortized cost of HTM debt securities, as of September 30, 2020, aggregated by credit quality indicator.

	September 30, 2020
		Range of Ratings
	AAA	AA+ / A -	BBB+ / B-	CCC+ / C	D	NR	Total
	(In Thousands)
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,290,667	$—	$—	$—	$—	$—	$1,290,667
Collateralized mortgage obligations:
Agency	7,638,230	—	—	—	—	—	7,638,230
Non-agency	310	8,223	10,950	5,670	2,741	3,866	31,760
Asset-backed securities and other	—	47,901	250	596	—	—	48,747
States and political subdivisions	—	257,076	177,556	—	—	—	434,632
	$8,929,207	$313,200	$188,756	$6,266	$2,741	$3,866	$9,444,036

The contractual maturities of the securities portfolios are presented in the following table.

September 30, 2020	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$325,088	$325,409
Maturing after one but within five years	1,400,509	1,449,556
Maturing after five but within ten years	6,417	6,514
Maturing after ten years	422,656	410,166
	2,154,670	2,191,645
Mortgage-backed securities and collateralized mortgage obligations	3,747,932	3,836,427
Total	$5,902,602	$6,028,072

Debt securities held to maturity:
Maturing within one year	$24,474	$24,517
Maturing after one but within five years	1,419,845	1,541,388
Maturing after five but within ten years	177,387	185,275
Maturing after ten years	152,340	151,832
	1,774,046	1,903,012
Collateralized mortgage obligations	7,669,990	7,876,183
Total	$9,444,036	$9,779,195
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Gross gains	$—	$21,003	$22,616	$29,961
Gross losses	—	—	—	—
Net realized gains	$—	$21,003	$22,616	$29,961
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
The Company monitors the entire loan portfolio so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of portfolio performance, are utilized by the Company in order to ensure that potential problem loans are identified. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally and by regulatory agencies. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company has identified the following portfolio segments: commercial, financial and agricultural; commercial real estate; residential real estate; and consumer. Commercial loans utilize internal risk ratings aligned with regulatory classifications to assess risks. Consumer loans utilize credit scoring models as the basis for assessing risk of consumer borrowers. The Company estimates the present value of cash shortfalls resulting from the sum of the marginal losses occurring in each time period, on an annual basis, over the estimated remaining life of the loan. The marginal losses are derived from the projection of principal balance, inclusive of principal cash flow and prepayment schedules, and parameters reflecting the severity of losses (LGD) in the case of default that is given by the marginal probability of default (Marginal PD) for each period of the portfolio’s lifetime. The Company also includes the considerations of a forecasted macroeconomic scenario by adjusting the PDs and LGDs applied, with econometric models dependent on the aforementioned correlated macroeconomic variables included in the forecasted scenarios.
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

The following table presents the composition of the loan portfolio.

	September 30, 2020	December 31, 2019
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,940,173	$24,432,238
Real estate – construction	2,403,674	2,028,682
Commercial real estate – mortgage	13,695,800	13,861,478
Total commercial loans	43,039,647	40,322,398
Consumer loans:
Residential real estate – mortgage	13,463,757	13,533,954
Equity lines of credit	2,441,723	2,592,680
Equity loans	194,367	244,968
Credit card	907,793	1,002,365
Consumer direct	2,023,696	2,338,142
Consumer indirect	4,109,629	3,912,350
Total consumer loans	23,140,965	23,624,459
Total loans	$66,180,612	$63,946,857

Accrued interest receivable totaling $232 million and $205 million at September 30, 2020 and December 31, 2019, respectively, was reported in other assets on the Company's Unaudited Condensed Balance Sheets and is excluded from the related footnote disclosures.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
Three months ended September 30, 2020
Allowance for loan losses:
Beginning balance	$757,512	$227,875	$183,485	$585,480	$1,754,352
Provision (credit) for loan losses	7,128	89,086	65,974	(11,299)	150,889
Loans charged-off	(54,187)	(372)	(962)	(66,200)	(121,721)
Loan recoveries	3,398	121	1,041	16,343	20,903
Net (charge-offs) recoveries	(50,789)	(251)	79	(49,857)	(100,818)
Ending balance	$713,851	$316,710	$249,538	$524,324	$1,804,423
Three months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$456,054	$117,786	$100,351	$303,469	$977,660
Provision for loan losses	28,787	6,410	3,214	102,218	140,629
Loans charged-off	(73,178)	(2,270)	(4,835)	(121,400)	(201,683)
Loan recoveries	3,236	79	3,183	19,087	25,585
Net charge-offs	(69,942)	(2,191)	(1,652)	(102,313)	(176,098)
Ending balance	$414,899	$122,005	$101,913	$303,374	$942,191

Nine Months Ended September 30, 2020
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$408,197	$118,633	$99,089	$295,074	$920,993
Impact of adopting ASC 326	18,389	(35,034)	47,390	154,186	184,931
Beginning balance, after adoption of ASC 326	426,586	83,599	146,479	449,260	1,105,924
Provision for loan losses	386,106	241,910	103,142	303,011	1,034,169
Loan charge-offs	(109,364)	(9,512)	(4,056)	(279,959)	(402,891)
Loan recoveries	10,523	713	3,973	52,012	67,221
Net charge-offs	(98,841)	(8,799)	(83)	(227,947)	(335,670)
Ending balance	$713,851	$316,710	$249,538	$524,324	$1,804,423
Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$885,242
Provision for loan losses	142,185	9,906	5,147	320,701	477,939
Loan charge-offs	(132,006)	(2,407)	(14,526)	(345,028)	(493,967)
Loan recoveries	11,405	2,069	9,363	50,140	72,977
Net charge-offs	(120,601)	(338)	(5,163)	(294,888)	(420,990)
Ending balance	$414,899	$122,005	$101,913	$303,374	$942,191

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

For the three months ended September 30, 2020, the increase in the allowance for loan losses was primarily driven by deterioration in credit quality indicators of the loan portfolio, primarily driven by downgrades in the commercial loan portfolios due to the impact of the COVID-19 pandemic. For the nine months ended September 30, 2020, the increase in the allowance for loan losses was primarily driven by the deteriorating economic outlook resulting from the COVID-19 pandemic as well as the impact of declining oil prices.
The table below provides a summary of the allowance for loan losses and related loan balances by portfolio at December 31, 2019.

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
December 31, 2019
Ending balance of allowance attributable to loans:
Individually evaluated for impairment	$88,164	$13,255	$22,775	$2,638	$126,832
Collectively evaluated for impairment	320,033	105,378	76,314	292,436	794,161
Total allowance for loan losses	$408,197	$118,633	$99,089	$295,074	$920,993
Ending balance of loans:
Individually evaluated for impairment	$238,653	$78,301	$155,728	$13,362	$486,044
Collectively evaluated for impairment	24,193,585	15,811,859	16,215,874	7,239,495	63,460,813
Total loans	$24,432,238	$15,890,160	$16,371,602	$7,252,857	$63,946,857

(1)	Includes commercial real estate – mortgage and real estate – construction loans.

(2)	Includes residential real estate – mortgage, equity lines of credit and equity loans.

(3)	Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on nonaccrual loans, by loan class at September 30, 2020.

	September 30, 2020
	Nonaccrual	Nonaccrual With No Recorded Allowance
	(In Thousands)
Commercial, financial and agricultural	$660,254	$67,309
Real estate – construction	12,614	—
Commercial real estate – mortgage	275,668	27,771
Residential real estate – mortgage	204,442	—
Equity lines of credit	37,216	—
Equity loans	8,758	—
Credit card	—	—
Consumer direct	9,134	—
Consumer indirect	24,954	—
Total loans	$1,233,040	$95,080
The following table presents information on individually evaluated impaired loans, by loan class at December 31, 2019.

	December 31, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$51,203	$52,991	$—	$187,450	$249,486	$88,164
Real estate – construction	—	—	—	5,972	5,979	850
Commercial real estate – mortgage	46,232	51,286	—	26,097	27,757	12,405
Residential real estate – mortgage	—	—	—	111,623	111,623	8,974
Equity lines of credit	—	—	—	15,466	15,472	10,896
Equity loans	—	—	—	28,639	29,488	2,905
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	11,601	13,596	1,903
Consumer indirect	—	—	—	1,761	1,761	735
Total loans	$97,435	$104,277	$—	$388,609	$455,162	$126,832

The following tables present information on individually impaired loans, by loan class for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$318,790	$496
Real estate – construction	584	2
Commercial real estate – mortgage	77,165	221
Residential real estate – mortgage	109,450	691
Equity lines of credit	16,553	164
Equity loans	29,455	268
Credit card	—	—
Consumer direct	7,360	102
Consumer indirect	203	—
Total loans	$559,560	$1,944

	Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$377,390	$2,033
Real estate – construction	436	6
Commercial real estate – mortgage	79,910	687
Residential real estate – mortgage	107,456	2,021
Equity lines of credit	15,617	514
Equity loans	30,568	816
Credit card	—	—
Consumer direct	6,459	233
Consumer indirect	280	—
Total loans	$618,116	$6,310
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

	Commercial
	September 30, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$4,572,407	$2,978,677	$2,607,424	$2,926,530	$1,067,416	$3,431,190	$7,991,155	$—	$25,574,799
Special Mention	48,114	27,997	64,487	50,861	25,958	55,495	357,594	—	630,506
Substandard	22,771	19,829	47,314	57,440	31,907	83,181	381,100	—	643,542
Doubtful	—	—	30,797	24,690	7,606	13,876	14,357	—	91,326
Total commercial, financial and agricultural	$4,643,292	$3,026,503	$2,750,022	$3,059,521	$1,132,887	$3,583,742	$8,744,206	$—	$26,940,173
Real estate - construction
Pass	$157,825	$724,378	$750,181	$368,924	$108,282	$79,430	$168,885	$—	$2,357,905
Special Mention	—	—	—	18,982	1,532	454	—	—	20,968
Substandard	—	6,660	7,374	—	6,104	4,663	—	—	24,801
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction	$157,825	$731,038	$757,555	$387,906	$115,918	$84,547	$168,885	$—	$2,403,674
Commercial real estate - mortgage
Pass	$1,099,683	$3,112,582	$3,675,597	$1,667,937	$1,008,139	$2,479,403	$219,460	$—	$13,262,801
Special Mention	2,854	27,804	110,568	4,164	25,520	37,157	—	—	208,067
Substandard	575	566	11,872	61,771	23,318	114,042	9,818	—	221,962
Doubtful	—	—	—	—	—	2,970	—	—	2,970
Total commercial real estate - mortgage	$1,103,112	$3,140,952	$3,798,037	$1,733,872	$1,056,977	$2,633,572	$229,278	$—	$13,695,800

	December 31, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,319,645	$1,979,310	$13,547,273
Special Mention	543,928	67	168,679
Substandard	488,813	49,305	134,420
Doubtful	79,852	—	11,106
	$24,432,238	$2,028,682	$13,861,478

	Consumer
	September 30, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential real estate - mortgage
Performing	$1,774,759	$2,373,282	$1,184,954	$1,244,319	$1,375,615	$5,266,254	$—	$—	$13,219,183
Nonperforming	328	2,417	9,463	21,155	16,904	194,307	—	—	244,574
Total residential real estate - mortgage	$1,775,087	$2,375,699	$1,194,417	$1,265,474	$1,392,519	$5,460,561	$—	$—	$13,463,757
Equity lines of credit
Performing	$—	$—	$—	$—	$—	$—	$2,397,594	$3,468	$2,401,062
Nonperforming	—	—	—	—	—	—	40,462	199	40,661
Total equity lines of credit	$—	$—	$—	$—	$—	$—	$2,438,056	$3,667	$2,441,723
Equity loans
Performing	$3,717	$13,212	$10,689	$4,748	$3,924	$148,622	$—	$—	$184,912
Nonperforming	14	—	473	163	—	8,805	—	—	9,455
Total equity loans	$3,731	$13,212	$11,162	$4,911	$3,924	$157,427	$—	$—	$194,367
Credit card
Performing	$—	$—	$—	$—	$—	$—	$891,251	$—	$891,251
Nonperforming	—	—	—	—	—	—	16,542	—	16,542
Total credit card	$—	$—	$—	$—	$—	$—	$907,793	$—	$907,793
Consumer direct
Performing	$352,071	$568,277	$470,073	$133,739	$62,502	$24,366	$396,891	$—	$2,007,919
Nonperforming	155	3,722	7,892	1,821	576	164	1,447	—	15,777
Total consumer direct	$352,226	$571,999	$477,965	$135,560	$63,078	$24,530	$398,338	$—	$2,023,696
Consumer indirect
Performing	$1,010,830	$1,402,703	$980,220	$411,866	$136,671	$138,551	$—	$—	$4,080,841
Nonperforming	512	4,675	10,095	6,479	3,715	3,312	—	—	28,788
Total consumer indirect	$1,011,342	$1,407,378	$990,315	$418,345	$140,386	$141,863	$—	$—	$4,109,629

	December 31, 2019
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,381,709	$2,553,000	$236,122	$979,569	$2,313,082	$3,870,839
Nonperforming	152,245	39,680	8,846	22,796	25,060	41,511
	$13,533,954	$2,592,680	$244,968	$1,002,365	$2,338,142	$3,912,350

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due, Nonaccrual or TDR	Not Past Due, Nonaccrual or TDR	Total
	(In Thousands)
Commercial, financial and agricultural	$22,632	$12,890	$21,261	$660,254	$19,713	$736,750	$26,203,423	$26,940,173
Real estate – construction	2,861	303	532	12,614	61	16,371	2,387,303	2,403,674
Commercial real estate – mortgage	19,280	3,968	1,816	275,668	1,831	302,563	13,393,237	13,695,800
Residential real estate – mortgage	88,035	49,344	39,728	204,442	55,132	436,681	13,027,076	13,463,757
Equity lines of credit	13,418	6,300	3,445	37,216	—	60,379	2,381,344	2,441,723
Equity loans	1,847	1,158	271	8,758	20,750	32,784	161,583	194,367
Credit card	9,776	7,526	16,542	—	—	33,844	873,949	907,793
Consumer direct	25,762	11,730	6,643	9,134	17,926	71,195	1,952,501	2,023,696
Consumer indirect	34,116	9,744	3,834	24,954	—	72,648	4,036,981	4,109,629
Total loans	$217,727	$102,963	$94,072	$1,233,040	$115,413	$1,763,215	$64,417,397	$66,180,612

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$29,273	$16,462	$6,692	$268,288	$1,456	$322,171	$24,110,067	$24,432,238
Real estate – construction	7,603	2	571	8,041	72	16,289	2,012,393	2,028,682
Commercial real estate – mortgage	5,325	5,458	6,576	98,077	3,414	118,850	13,742,628	13,861,478
Residential real estate – mortgage	72,571	21,909	4,641	147,337	57,165	303,623	13,230,331	13,533,954
Equity lines of credit	15,766	6,581	1,567	38,113	—	62,027	2,530,653	2,592,680
Equity loans	2,856	1,028	195	8,651	23,770	36,500	208,468	244,968
Credit card	11,275	9,214	22,796	—	—	43,285	959,080	1,002,365
Consumer direct	33,658	20,703	18,358	6,555	12,438	91,712	2,246,430	2,338,142
Consumer indirect	83,966	28,430	9,730	31,781	—	153,907	3,758,443	3,912,350
Total loans	$262,293	$109,787	$71,126	$606,843	$98,315	$1,148,364	$62,798,493	$63,946,857
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.
In response to the COVID-19 pandemic, beginning in March 2020, the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances generally cover periods of three to six months. In most cases as allowed under the CARES Act, these offers are not classified as TDRs and do not result in loans being placed on nonaccrual status. For loans that receive a payment deferral or forbearance under these hardship relief programs, the Company continues to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period or at maturity of the loan). For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income will continue to be recognized at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest). At September 30, 2020, the Company had deferrals on approximately 13 thousand loans with an amortized cost of $1.1 billion.
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended September 30, 2020, $7.8 million of TDR modifications included an interest rate concession and $113.3 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended September 30, 2019, $7.8 million of TDR modifications included an interest rate concession and $25.0 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2020, $17.3 million of TDR modifications included an interest rate concession and $182.4 million of TDR modifications resulted from modifications to the loan’s structure. During the nine months ended September 30, 2019, $17.3 million of TDR modifications included an interest rate concession and $57.8 million of TDR modifications resulted from modifications to the loan’s structure.
The following tables present an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	10	$104,864	4	$1,411
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	2	5,589	2	18,115
Residential real estate – mortgage	19	6,706	29	8,523
Equity lines of credit	5	168	3	259
Equity loans	6	1,246	1	49
Credit card	—	—	—	—
Consumer direct	42	2,545	110	4,401
Consumer indirect	—	—	1	2

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	21	$170,579	10	$28,330
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	5	7,886	6	20,638
Residential real estate – mortgage	34	8,528	65	15,574
Equity lines of credit	13	567	5	353
Equity loans	8	1,496	8	456
Credit card	—	—	—	—
Consumer direct	176	10,656	178	9,176
Consumer indirect	—	—	1	2
The impact to the allowance for loan losses related to modifications classified as TDRs was approximately $5.4 million and $6.7 million for the three months ended September 30, 2020 and 2019, respectively. The impact to the allowance for loan losses related to modifications classified as TDRs were $10.6 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	1	$16,739	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	1	599
Residential real estate – mortgage	—	—	1	234
Equity lines of credit	—	—	—	—
Equity loans	1	270	—	—
Credit card	—	—	—	—
Consumer direct	—	—	1	600
Consumer indirect	—	—	—	—

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	1	$16,739	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	1	599
Residential real estate – mortgage	2	182	2	455
Equity lines of credit	1	65	—	—
Equity loans	1	270	2	151
Credit card	—	—	—	—
Consumer direct	5	235	4	2,610
Consumer indirect	—	—	—	—
At September 30, 2020 and December 31, 2019, there were $100.6 million and $43.8 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $15 million and $22 million at September 30, 2020 and December 31, 2019, respectively. OREO included $8 million and $14 million of foreclosed residential real estate properties at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, there were $32 million and $57 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $253 million and $112 million at September 30, 2020 and December 31, 2019, respectively, and were comprised entirely of residential real estate - mortgage loans.

The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$—	$—	$1,196,883
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—	—
Loans and loans held for sale sold	—	10,897	—	1,092,195
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$403,190	$188,550	$923,139	$488,940
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	25,636	8,101	51,909	20,745
Servicing fees recognized (2)	2,550	2,703	7,726	8,007

(1)	The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.

(2)	Recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	September 30, 2020	December 31, 2019
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,447,793	$4,534,202
MSRs (2)	28,731	42,022

(1)	These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.

(2)	Recorded under the fair value method and included in other assets on the Company's Unaudited Condensed Consolidated Balance Sheets.

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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Carrying value, at beginning of period	$29,035	$41,966	$42,022	$51,539
Additions	3,244	1,600	7,654	4,305
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(1,052)	(4,269)	(13,866)	(11,303)
Due to other changes in fair value (1)	(2,496)	(2,032)	(7,079)	(7,276)
Carrying value, at end of period	$28,731	$37,265	$28,731	$37,265

(1)	Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 9, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.
At September 30, 2020 and December 31, 2019, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
Fair value of MSRs	$28,731	$42,022
Composition of residential loans serviced for others:
Fixed rate mortgage loans	98.4%	98.1%
Adjustable rate mortgage loans	1.6	1.9
Total	100.0%	100.0%
Weighted average life (in years)	3.5	4.6
Prepayment speed:	29.5%	16.9%
Effect on fair value of a 10% increase	$(1,478)	$(2,906)
Effect on fair value of a 20% increase	(3,236)	(5,043)
Weighted average option adjusted spread:	6.2%	6.4%
Effect on fair value of a 10% increase	$(670)	$(1,159)
Effect on fair value of a 20% increase	(1,310)	(1,812)
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

(5) Goodwill
A summary of the activity related to the Company’s goodwill follows.

(In Thousands)
Balance, at December 31, 2018
Goodwill	$9,835,400
Accumulated impairment losses	(4,852,104)
Goodwill, net at December 31, 2018	4,983,296
Impairment losses	(470,000)
Balance, at December 31, 2019
Goodwill	9,835,400
Accumulated impairment losses	(5,322,104)
Goodwill, net at December 31, 2019	4,513,296
Impairment losses	(2,185,000)
Balance, at September 30, 2020
Goodwill	9,835,400
Accumulated impairment losses	(7,507,104)
Goodwill, net at September 30, 2020	$2,328,296
Goodwill is allocated to each of the Company's segments (each a reporting unit: Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking).
At September 30, 2020 and December 31, 2019, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)
Commercial Banking and Wealth	$1,930,830	$2,659,830
Retail Banking	135,660	1,427,660
Corporate and Investment Banking	261,806	425,806
Through September 30, 2020, the Company had recognized accumulated goodwill impairment losses of $3.2 billion, $2.7 billion, and $883 million within the Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $784 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
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
At September 30, 2020, the Company assessed events and circumstances as it related to the continued impact of COVID-19 on the Company during the three months ended September 30, 2020, including: recent operating performance compared to revised financial projections, market conditions, regulatory actions and assessment, change in the business climate, company-specific factors, and trends in the banking industry. After assessing the indicators noted above, the Company determined that it was not more likely than not that the fair value of each reporting unit had declined below their carrying value as of September 30, 2020. Therefore, the Company determined that a test of goodwill impairment was not required for each of the reporting units for the September 30, 2020 interim period. The Company will continue to monitor for indicators of impairment throughout 2020 as the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted.

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

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,496,086	$12,408	$837	$3,623,950	$10,633	$354
Total fair value hedges		12,408	837		10,633	354
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	10,000,000	—	—	10,000,000	—	—
Swaps related to FHLB advances	120,000	—	3,000	120,000	—	2,864
Foreign currency contracts:
Forwards related to currency fluctuations	1,178	—	87	2,597	102	—
Total cash flow hedges		—	3,087		102	2,864
Total derivatives designated as hedging instruments		$12,408	$3,924		$10,735	$3,218

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$794,989	$638	$1,993	$289,990	$148	$514
Option contracts related to mortgage servicing rights	—	—	—	60,000	38	—
Interest rate lock commitments	636,349	16,305	—	146,941	3,088	—
Equity contracts:
Purchased equity option related to equity-linked CDs	50,831	774	—	152,130	4,460	—
Written equity option related to equity-linked CDs	41,065	—	625	128,620	—	3,765
Foreign exchange contracts:
Forwards and swaps related to commercial loans	385,230	2,678	1,883	443,493	167	3,872
Spots related to commercial loans	336	—	1	48,626	7	68
Swap associated with sale of Visa, Inc. Class B shares	172,368	—	6,435	161,904	—	5,904
Futures contracts (3)	2,240,000	—	—	2,110,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	40,169,859	711,389	155,542	35,503,973	313,573	97,881
Foreign exchange contracts for customers	1,400,345	37,928	35,640	1,039,507	22,766	20,678
Total trading account assets and liabilities		749,317	191,182		336,339	118,559
Total free-standing derivative instruments not designated as hedging instruments		$769,712	$202,119		$344,247	$132,682

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
The Company recognized no gains or losses for the three and nine months ended September 30, 2020 and 2019, related to hedged firm commitments no longer qualifying as a fair value hedge. At September 30, 2020, the fair value hedges had a weighted average expected remaining term of 2.7 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three and nine months ended September 30, 2020 and 2019.
At September 30, 2020, cash flow hedges not terminated had a net fair value of $(3) million and a weighted average life of 2.4 years. Net gains of $173.1 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.2 years.

The following table presents the effect of hedging derivative instruments on the Company’s Unaudited Condensed Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Three Months Ended September 30, 2020
Total amounts presented in the unaudited condensed consolidated statements of income	$644,643	$14,644

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$12,247
Recognized on derivatives	—	(12,407)
Recognized on hedged items	—	12,058
Net income (expense) recognized on fair value hedges	$—	$11,898

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$43,671	$(832)
Net income (expense) recognized on cash flow hedges	$43,671	$(832)

Three Months Ended September 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$771,245	$32,975

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(136)
Recognized on derivatives	—	9,369
Recognized on hedged items	—	(8,999)
Net income (expense) recognized on fair value hedges	$—	$234

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(295)	$(254)
Net income (expense) recognized on cash flow hedges	$(295)	$(254)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Nine Months Ended September 30, 2020
Total amounts presented in the unaudited condensed consolidated statements of income	$2,029,886	$57,756

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$21,906
Recognized on derivatives	—	100,598
Recognized on hedged items	—	(95,575)
Net income (expense) recognized on fair value hedges	$—	$26,929

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$82,963	$(1,841)
Net income (expense) recognized on cash flow hedges	$82,963	$(1,841)

Nine Months Ended September 30, 2019
Total amounts presented in the unaudited condensed consolidated statements of income	$2,359,500	$104,901

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(4,192)
Recognized on derivatives	—	76,315
Recognized on hedged items	—	(72,510)
Net income (expense) recognized on fair value hedges	$—	$(387)

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(2,765)	$(584)
Net income (expense) recognized on cash flow hedges	$(2,765)	$(584)

(1)	See Note 10, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.

(2)	Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets in fair value hedging relationships.

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
September 30, 2020
FHLB and other borrowings	$3,259,422	$120,610	$1,224

December 31, 2019
FHLB and other borrowings	$3,483,177	$25,092	$1,883

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

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income Caption	2020	2019	2020	2019
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(12)	$14	$(764)	$(1,365)
Interest rate contracts:
Interest rate lock commitments	Mortgage banking income	(4,438)	191	13,217	2,026
Option contracts related to mortgage servicing rights	Mortgage banking income	—	285	1,528	1,313
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	2,115	530	(989)	481
Interest rate contracts for customers	Corporate and correspondent investment sales	(62)	7,398	18,762	13,490
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(1,094)	(2,187)	(3,686)	(7,196)
Written equity option related to equity-linked CDs	Other expense	930	1,942	3,140	6,469
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(15,885)	13,787	(4,694)	15,484
Spot contracts related to commercial loans	Other income	2,076	(1,263)	4,900	(1,065)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	3,400	4,085	12,024	11,547
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At September 30, 2020, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $749 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three and nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at September 30, 2020, have credit risk of $12 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three and nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, there were no nonperforming derivative positions classified as nontrading.
As of September 30, 2020 and December 31, 2019, the Company had recorded the right to reclaim cash collateral of $221 million and $150 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. At both September 30, 2020 and December 31, 2019, the Company had recorded the obligation to return cash collateral of $12 million within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2020, was $76 million for which the Company has collateral requirements of $74 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on September 30, 2020, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2019, was $47 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2019, the Company’s collateral requirements to its counterparties would have increased by $2 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2020
Derivative financial assets:
Subject to a master netting arrangement	$46,217	$—	$46,217	$—	$3,502	$42,715
Not subject to a master netting arrangement	735,903	—	735,903	—	—	735,903
Total derivative financial assets	$782,120	$—	$782,120	$—	$3,502	$778,618

Derivative financial liabilities:
Subject to a master netting arrangement	$174,188	$—	$174,188	$—	$174,188	$—
Not subject to a master netting arrangement	31,855	—	31,855	—	—	31,855
Total derivative financial liabilities	$206,043	$—	$206,043	$—	$174,188	$31,855

December 31, 2019
Derivative financial assets:
Subject to a master netting arrangement	$41,390	$—	$41,390	$—	$5,860	$35,530
Not subject to a master netting arrangement	313,592	—	313,592	—	—	313,592
Total derivative financial assets	$354,982	$—	$354,982	$—	$5,860	$349,122

Derivative financial liabilities:
Subject to a master netting arrangement	$94,979	$—	$94,979	$—	$94,979	$—
Not subject to a master netting arrangement	40,921	—	40,921	—	—	40,921
Total derivative financial liabilities	$135,900	$—	$135,900	$—	$94,979	$40,921

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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
September 30, 2020
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,616,312	$3,472,218	$144,094	$144,094	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,661,692	$3,472,218	$189,474	$189,474	$—	$—

December 31, 2019
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$656,504	$477,590	$178,914	$178,914	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$650,618	$477,590	$173,028	$173,028	$—	$—

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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
September 30, 2020
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$2,668,963	$249,229	$106,750	$636,750	$3,661,692
Mortgage-backed securities	—	—	—	—	—
Total	$2,668,963	$249,229	$106,750	$636,750	$3,661,692

December 31, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$321,310	$—	$—	$305,750	$627,060
Mortgage-backed securities	—	—	23,558	—	23,558
Total	$321,310	$—	$23,558	$305,750	$650,618
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At September 30, 2020, the fair value of collateral received related to securities purchased under agreements to resell was $4.3 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $4.3 billion. At December 31, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $648 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $644 million.
(8) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	September 30, 2020	December 31, 2019
	(In Thousands)
Commitments to extend credit	$27,668,274	$27,725,965
Standby and commercial letters of credit	922,873	996,830
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At both September 30, 2020 and December 31, 2019, the recorded amount of these deferred fees was $7 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At September 30, 2020, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $923 million. At September 30, 2020 and December 31, 2019, the Company had allowance for credit losses related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $144 million and $67 million, respectively. See Note 1, Basis of Presentation, for discussion of the impact of the adoption of ASC 326 on the allowance for credit losses related to letters of credit and unfunded commitments.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both September 30, 2020 and December 31, 2019, the amount of potential recourse was $18 million of which the Company had reserved $693 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At September 30, 2020 and December 31, 2019, the Company had $3.0 million and $1.2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.
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

In July 2020, BSI was named as a defendant in a putative class action lawsuit filed in the Supreme Court of the State of New York, County of New York, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, individually and on behalf of all others similarly situated v. Occidental Petroleum Corporation, et al., wherein the plaintiffs allege that Occidental Petroleum Corporation, its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the registration statement and prospectus related to a securities offering. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At September 30, 2020, the Company had accrued legal reserves in the amount of $25 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” For a limited number of legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of related reserves, if any. Management currently estimates these losses to range from $0 to approximately $76 million. This estimated range of reasonably possible losses is based on information available at September 30, 2020. The matters underlying the estimated range will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent the Company’s maximum loss exposure.
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
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$177,180	$177,180	$—	$—
Interest rate contracts	711,389	—	711,389	—
Foreign exchange contracts	37,928	—	37,928	—
Total trading account assets	926,497	177,180	749,317	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	2,191,009	1,725,371	465,638	—
Mortgage-backed securities	969,922	—	969,922	—
Collateralized mortgage obligations	2,866,505	—	2,866,505	—
States and political subdivisions	636	—	636	—
Total debt securities available for sale	6,028,072	1,725,371	4,302,701	—
Loans held for sale	253,454	—	253,454	—
Derivative assets:
Interest rate contracts	29,351	—	13,046	16,305
Equity contracts	774	—	774	—
Foreign exchange contracts	2,678	—	2,678	—
Total derivative assets	32,803	—	16,498	16,305
Other assets:
Equity securities	28,035	28,035	—	—
MSR	28,731	—	—	28,731
SBIC	164,362	—	—	164,362
Liabilities:
Trading account liabilities:
Interest rate contracts	$155,542	$—	$155,542	$—
Foreign exchange contracts	35,640	—	35,640	—
Total trading account liabilities	191,182	—	191,182	—
Derivative liabilities:
Interest rate contracts	5,830	—	5,830	—
Equity contracts	625	—	625	—
Foreign exchange contracts	1,971	—	1,971	—
Total derivative liabilities	8,426	—	8,426	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$137,637	$137,637	$—	$—
Interest rate contracts	313,573	—	313,573	—
Foreign exchange contracts	22,766	—	22,766	—
Total trading account assets	473,976	137,637	336,339	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	3,127,525	2,598,471	529,054	—
Mortgage-backed securities	1,325,857	—	1,325,857	—
Collateralized mortgage obligations	2,781,125	—	2,781,125	—
States and political subdivisions	798	—	798	—
Total debt securities available for sale	7,235,305	2,598,471	4,636,834	—
Loans held for sale	112,058	—	112,058	—
Derivative assets:
Interest rate contracts	13,907	38	10,781	3,088
Equity contracts	4,460	—	4,460	—
Foreign exchange contracts	276	—	276	—
Total derivative assets	18,643	38	15,517	3,088
Other assets:
Equity securities	19,038	19,038	—	—
MSR	42,022	—	—	42,022
SBIC	119,475	—	—	119,475
Liabilities:
Trading account liabilities:
Interest rate contracts	$97,881	$—	$97,881	$—
Foreign exchange contracts	20,678	—	20,678	—
Total trading account liabilities	118,559	—	118,559	—
Derivative liabilities:
Interest rate contracts	3,732	—	3,732	—
Equity contracts	3,765	—	3,765	—
Foreign exchange contracts	3,940	—	3,940	—
Total derivative liabilities	11,437	—	11,437	—

The following tables reconcile the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended September 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, June 30, 2019	$3,847	$41,966	$102,065
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	191	(6,301)	10,239
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	7,944
Issuances	—	1,600	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2019	$4,038	$37,265	$120,248
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2019	$191	$(6,301)	$10,239

Balance, June 30, 2020	$20,743	$29,035	$152,784
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(4,438)	(3,548)	7,846
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	3,732
Issuances	—	3,244	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2020	$16,305	$28,731	$164,362
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2020	$(4,438)	$(3,548)	$7,846

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine Months Ended September 30,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	2,026	(18,579)	24,310
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	15,864
Issuances	—	4,305	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2019	$4,038	$37,265	$120,248
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2019	$2,026	$(18,579)	$24,310

Balance, December 31, 2019	$3,088	$42,022	$119,475
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	13,217	(20,945)	30,388
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	14,499
Issuances	—	7,654	—
Sales	—	—	—
Settlements	—	—	—
Balance, September 30, 2020	$16,305	$28,731	$164,362
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at September 30, 2020	$13,217	$(20,945)	$30,388

(1)	Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2020 and 2019, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$15,051	$—	$—	$15,051	$(5)	$(913)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$1,036	$—	$—	$1,036	$—	$(113)
Impaired loans (1)	6,270	—	—	6,270	(69,615)	(113,140)
OREO	18,931	$—	—	18,931	(1,169)	(3,928)

(1)	Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	September 30, 2020	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$16,305	Discounted cash flow	Closing ratios (pull-through)	1.6% - 100.0% (51.7%)
			Cap grids	0.1% - 2.7% (0.9%)
Other assets - MSRs	28,731	Discounted cash flow	Option adjusted spread	6.0% - 8.3% (6.2%)
			Constant prepayment rate or life speed	3.5% - 90.3% (19.9%)
			Cost to service	$65 - $4,000 ($94)
Other assets - SBIC investments	164,362	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
OREO	15,051	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$3,088	Discounted cash flow	Closing ratios (pull-through)	16.8% - 100.0% (60.1%)
			Cap grids	0.5% - 2.5% (0.9%)
Other assets - MSRs	42,022	Discounted cash flow	Option adjusted spread	6.0% - 9.0% (6.4%)
			Constant prepayment rate or life speed	0.0% - 80.0% (14.6%)
			Cost to service	$65 - $4,000 ($90)
Other assets - SBIC investments	119,475	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$2,177	Discounted cash flow	Prepayment rate	13.7% - 14.7% (14.2%)
			Default rate	3.1% - 4.9% (4.0%)
			Loss severity	50.3% - 61.9% (56.1%)
Impaired loans	484	Appraised value	Appraised value	0.0% - 70.0% (9.7%)
OREO	21,583	Appraised value	Appraised value	8.0% (1)

(1)	Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	September 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$15,076,845	$15,076,845	$15,076,845	$—	$—
Debt securities held to maturity	9,444,036	9,779,195	1,412,275	7,838,912	528,008
Loans	66,180,612	65,384,443	—	—	65,384,443
Liabilities:
Deposits	$86,371,032	$86,400,715	$—	$86,400,715	$—
FHLB and other borrowings	3,560,973	3,444,859	—	3,444,859	—
Federal funds purchased and securities sold under agreements to repurchase	189,474	189,474	—	189,474	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,938,698	$6,938,698	$6,938,698	$—	$—
Debt securities held to maturity	6,797,046	6,921,158	1,340,448	4,912,399	668,311
Loans	63,946,857	60,869,662	—	—	60,869,662
Liabilities:
Deposits	$74,985,283	$75,024,350	$—	$75,024,350	$—
FHLB and other borrowings	3,690,044	3,721,949	—	3,721,949	—
Federal funds purchased and securities sold under agreements to repurchase	173,028	173,028	—	173,028	—
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
At both September 30, 2020 and December 31, 2019, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains of $425 thousand and $887 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended September 30, 2020 and 2019, respectively. Net gains of $9.2 million and $1.6 million resulting from changes in fair value of these loans were recorded in noninterest income during the nine months ended September 30, 2020 and 2019, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $2.1 million and $530 thousand for the three months ended September 30, 2020 and 2019, respectively, and $(1.0) million and $481 thousand for the nine months ended September 30, 2020 and 2019, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
September 30, 2020
Residential mortgage loans held for sale	$253,454	$240,518	$12,936
December 31, 2019
Residential mortgage loans held for sale	$112,058	$108,345	$3,713

(10) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended September 30,
	2020			2019
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding (losses) gains arising during period from debt securities available for sale	$(8,290)	$(1,979)	$(6,311)	$42,553	$10,089	$32,464
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	21,003	4,980	16,023
Net change in unrealized (losses) gains on debt securities available for sale	(8,290)	(1,979)	(6,311)	21,550	5,109	16,441
Change in unamortized net holding gains on debt securities held to maturity	2,160	516	1,644	2,915	692	2,223
Less: non-credit related impairment on debt securities held to maturity	—	—	—	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	134	32	102	229	54	175
Net change in unamortized holding gains on debt securities held to maturity	2,294	548	1,746	3,144	746	2,398
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(44,951)	(10,725)	(34,226)	44,121	10,459	33,662
Change in defined benefit plans	—	—	—	—	—	—
Other comprehensive (loss) income	$(50,947)	$(12,156)	$(38,791)	$68,815	$16,314	$52,501

	Nine Months Ended September 30,
	2020			2019
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from debt securities available for sale	$164,304	$39,201	$125,103	$222,660	$52,792	$169,868
Less: reclassification adjustment for net gains on sale of debt securities in net income	22,616	5,396	17,220	29,961	7,104	22,857
Net change in unrealized gains on debt securities available for sale	141,688	33,805	107,883	192,699	45,688	147,011
Change in unamortized net holding gains on debt securities held to maturity	6,469	1,545	4,924	7,741	1,836	5,905
Less: non-credit related impairment on debt securities held to maturity	—	—	—	108	26	82
Change in unamortized non-credit related impairment on debt securities held to maturity	449	108	341	885	210	675
Net change in unamortized holding gains on debt securities held to maturity	6,918	1,653	5,265	8,518	2,020	6,498
Unrealized holding gains arising during period from cash flow hedge instruments	330,370	78,826	251,544	172,571	40,906	131,665
Change in defined benefit plans	2,301	547	1,754	4,089	970	3,119
Other comprehensive income	$481,277	$114,831	$366,446	$377,877	$89,584	$288,293

Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income (loss) before reclassifications	169,868	129,110	—	(82)	298,896
Amounts reclassified from accumulated other comprehensive (loss) income	(16,952)	2,555	3,119	675	(10,603)
Net current period other comprehensive income	152,916	131,665	3,119	593	288,293
Balance, September 30, 2019	$(31,361)	$136,800	$(33,727)	$(5,703)	$66,009

Balance, December 31, 2019	$(40,080)	$91,445	$(46,666)	$(5,771)	$(1,072)
Other comprehensive income before reclassifications	125,103	313,311	—	—	438,414
Amounts reclassified from accumulated other comprehensive (loss) income	(12,296)	(61,767)	1,754	341	(71,968)
Net current period other comprehensive income	112,807	251,544	1,754	341	366,446
Balance, September 30, 2020	$72,727	$342,989	$(44,912)	$(5,430)	$365,374

(1)	Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019.

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)				Condensed Consolidated Statements of Income Caption
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$—	$21,003	$22,616	$29,961	Investment securities gains, net
	(2,160)	(2,915)	(6,469)	(7,741)	Interest on debt securities held to maturity
	(2,160)	18,088	16,147	22,220
	516	(4,288)	(3,851)	(5,268)	Income tax (expense) benefit
	$(1,644)	$13,800	$12,296	$16,952	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$43,671	$(295)	$82,963	$(2,765)	Interest and fees on loans
	(832)	(254)	(1,841)	(584)	Interest on FHLB and other borrowings
	42,839	(549)	81,122	(3,349)
	(10,221)	130	(19,355)	794	Income tax (expense) benefit
	$32,618	$(419)	$61,767	$(2,555)	Net of tax

Defined Benefit Plan Adjustment	$—	$—	$(2,301)	$(4,089)	(2)
	—	—	547	970	Income tax benefit
	$—	$—	$(1,754)	$(3,119)	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(134)	$(229)	$(449)	$(885)	Interest on debt securities held to maturity
	32	54	108	210	Income tax benefit
	$(102)	$(175)	$(341)	$(675)	Net of tax

(1)	Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, in the Notes to the December 31, 2019, Consolidated Financial Statements for additional details).

(11) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$468,723	$686,126
Net income taxes paid	52,221	94,033
Operating cash flows from operating leases	38,039	40,751
Operating cash flows from finance leases	404	463
Financing cash flows from finance leases	1,266	1,181

Supplemental schedule of noncash activities:
Transfer of loans and loans held for sale to OREO	$6,877	$25,067
Transfer of loans to loans held for sale	—	1,196,883
Right-of-use assets obtained in exchange for lease obligations- operating leases	29,726	29,901

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Cash and cash equivalents	$15,076,845	$6,473,599
Restricted cash in other assets	284,176	165,584
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,361,021	$6,639,183
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
The following tables present the segment information for the Company’s existing segments.

	Three Months Ended September 30, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$243,434	$247,457	$29,515	$64,107	$57,337	$641,850
Allocated provision (credit) for credit losses	53,546	12,515	7,157	(1,468)	79,227	150,977
Noninterest income	59,271	118,358	52,060	3,620	51,351	284,660
Noninterest expense	159,822	309,173	38,342	4,594	83,697	595,628
Net income (loss) before income tax expense (benefit)	89,337	44,127	36,076	64,601	(54,236)	179,905
Income tax (benefit) expense	18,761	9,267	7,576	13,566	(35,506)	13,664
Net income (loss)	70,576	34,860	28,500	51,035	(18,730)	166,241
Less: net income (loss) attributable to noncontrolling interests	40	—	—	391	(30)	401
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$70,536	$34,860	$28,500	$50,644	$(18,700)	$165,840
Average assets	$44,218,296	$18,338,000	$8,102,696	$28,065,244	$5,558,662	$104,282,898

	Three Months Ended September 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$267,905	$299,535	$24,800	$(40,478)	$89,279	$641,041
Allocated provision for loan losses	33,653	69,888	13,955	491	22,642	140,629
Noninterest income	62,620	126,270	47,356	24,882	60,191	321,319
Noninterest expense	160,024	308,468	39,311	5,009	86,075	598,887
Net income (loss) before income tax expense (benefit)	136,848	47,449	18,890	(21,096)	40,753	222,844
Income tax expense (benefit)	28,738	9,964	3,967	(4,430)	1,660	39,899
Net income (loss)	108,110	37,485	14,923	(16,666)	39,093	182,945
Less: net income attributable to noncontrolling interests	87	—	—	400	27	514
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$108,023	$37,485	$14,923	$(17,066)	$39,066	$182,431
Average assets	$39,960,074	$18,829,121	$7,855,727	$19,898,446	$8,399,088	$94,942,456

	Nine Months Ended September 30, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income	$734,156	$773,017	$85,706	$68,091	$182,352	$1,843,322
Allocated provision for credit losses	266,479	257,599	114,585	253	408,511	1,047,427
Noninterest income	186,942	363,309	162,372	36,012	142,621	891,256
Noninterest expense	509,251	910,861	140,173	14,294	2,409,559	3,984,138
Net income (loss) before income tax expense (benefit)	145,368	(32,134)	(6,680)	89,556	(2,493,097)	(2,296,987)
Income tax expense (benefit)	30,527	(6,748)	(1,403)	18,807	(142,689)	(101,506)
Net income (loss)	114,841	(25,386)	(5,277)	70,749	(2,350,408)	(2,195,481)
Less: net income attributable to noncontrolling interests	101	—	—	1,181	92	1,374
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$114,740	$(25,386)	$(5,277)	$69,568	$(2,350,500)	$(2,196,855)
Average assets	$43,462,414	$18,540,427	$8,366,581	$24,299,743	$6,389,605	$101,058,770

	Nine Months Ended September 30, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$875,894	$975,209	$91,048	$(79,284)	$121,012	$1,983,879
Allocated provision (credit) for loan losses	169,770	229,564	39,210	(147)	39,542	477,939
Noninterest income	183,142	360,094	123,584	40,027	156,513	863,360
Noninterest expense	486,138	912,804	118,373	15,013	246,846	1,779,174
Net income (loss) before income tax expense (benefit)	403,128	192,935	57,049	(54,123)	(8,863)	590,126
Income tax expense (benefit)	84,657	40,516	11,980	(11,366)	(19,773)	106,014
Net income (loss)	318,471	152,419	45,069	(42,757)	10,910	484,112
Less: net income attributable to noncontrolling interests	349	—	—	1,207	113	1,669
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$318,122	$152,419	$45,069	$(43,964)	$10,797	$482,443
Average assets	$40,099,702	$18,875,648	$7,770,444	$18,713,337	$8,341,760	$93,800,891
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

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.2 billion and $3.4 billion as of September 30, 2020 and December 31, 2019, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	September 30, 2020	December 31, 2019
	(In Thousands)
Derivative contracts:
Fair value hedges	$(837)	$(354)
Cash flow hedges	(87)	102
Free-standing derivatives not designated as hedging instruments	(52,206)	(9,688)
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

	September 30, 2020	December 31, 2019
	(In Thousands)
Securities purchased under agreements to resell	$142,344	$178,914
Securities sold under agreements to repurchase	155,678	16,596
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2020. At both September 30, 2020 and December 31, 2019 there was no amount outstanding under the revolving note and cash subordination agreement. There was $8 thousand in interest expense related to these agreements for the three months ended September 30, 2020 and $24 thousand interest expense for the three months ended September 30, 2019 and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income. Interest expense related to these agreements was $67 thousand and $50 thousand for the nine months ended September 30, 2020 and 2019, respectively, and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $4.4 million and $10.2 million for the three months ended September 30, 2020 and 2019, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $13.8 million and $9.4 million for the three months ended September 30, 2020 and 2019, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income. Income associated with these agreements was $12.9 million and $21.8 million for the nine months ended September 30, 2020 and 2019, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $39.1 million and $26.0 million for the nine months ended September 30, 2020 and 2019, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.

Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both September 30, 2020 and December 31, 2019, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the nine months ended September 30, 2020 and 2019, the Company paid $11.4 million and $13.8 million, respectively, of preferred stock dividends to BBVA.
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
Executive Overview
Financial Performance
Consolidated net income attributable to the Company for the three months ended September 30, 2020 was $165.8 million compared to $182.4 million earned during the three months ended September 30, 2019. The Company’s results of operations for the three months ended September 30, 2020, reflected higher provision for credit losses, lower noninterest income offset by lower income tax expense.
Net interest income totaled $641.9 million for the three months ended September 30, 2020 compared to $641.0 million for the three months ended September 30, 2019. Net interest income for the three months ended September 30, 2020 was impacted by the decrease in the Federal Reserve Board benchmark interest rates during the second half of 2019 and in March of 2020. The net interest margin for the three months ended September 30, 2020 was 2.68%, compared to 3.07% for the three months ended September 30, 2019.
For the three months ended September 30, 2020, the Company recorded $151.0 million of provision for credit losses compared to $140.6 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, provision for credit losses was comprised of $150.9 million of provision for loan losses and $88 thousand of provision for HTM security losses.
For the three months ended September 30, 2020, the Company recorded $150.9 million of provision for loan losses compared to $140.6 million for the three months ended September 30, 2019. Provision for loan losses for the three months ended September 30, 2020 reflected continued economic risk in certain portfolios and negative credit quality indicators, as well as the impact of net charge-offs recorded during the three months ended September 30, 2020.
Net charge-offs for the three months ended September 30, 2020 totaled $100.8 million compared to $176.1 million for the three months ended September 30, 2019. The decrease in net charge-offs for the three months ended September 30, 2020, as compared to the corresponding period in 2019, was primarily driven by a $19.2 million decrease in commercial, financial and agricultural net charge-offs, a $39.4 million decrease in consumer direct net charge-offs, and a $15.2 million decrease in consumer indirect net charge-offs.
Noninterest income decreased to $284.7 million for the three months ended September 30, 2020 compared to $321.3 million for the three months ended September 30, 2019. The primary drivers of the decrease was a $10.4 million decrease in service charges on deposit accounts, an $8.3 million decrease in corporate and correspondent investment sales, a $21.0 million decrease in investment securities gains and a $12.5 million decrease in other noninterest income due to a decrease in gains on sales of fixed assets, a decrease in service and referral income with BBVA and its affiliates, and a decrease in fair value adjustments on the SBIC investments offset by a $11.7 million increase in investment banking and advisory fees and a $5.5 million increase in mortgage banking income.

Noninterest expense decreased $3.3 million to $595.6 million for the three months ended September 30, 2020 compared to $598.9 million for the three months ended September 30, 2019. The decrease was driven by a $14.7 million decrease in other noninterest expense primarily attributable to decreases in in marketing expenses, item processing fees, in travel expenses and in business development offset by a $5.1 million increase in professional services and a $4.9 million increase in equipment.
Income tax expense was $13.7 million for the three months ended September 30, 2020 compared to $39.9 million for the three months ended September 30, 2019. This resulted in an effective tax rate of 7.6% for the three months ended September 30, 2020 and 17.9% for three months ended September 30, 2019. The tax rate was primarily impacted by lower net income before income taxes relative to permanent income tax difference for the three months ended September 30, 2020.
The Company's total assets at September 30, 2020 were $103.7 billion, an increase of $10.0 billion from December 31, 2019 levels. Total loans, excluding loans held for sale, were $66.2 billion at September 30, 2020, an increase of $2.2 billion or 3.5% from year-end December 31, 2019 levels. The increase was primarily driven by $3.2 billion of SBA PPP loans that the Company has facilitated to assist its commercial customers during the COVID-19 pandemic. Deposits increased $11.4 billion or 15.2% compared to December 31, 2019.
Total shareholder's equity at September 30, 2020 was $11.4 billion, a decrease of $2.0 billion compared to December 31, 2019.
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, which has increased unemployment levels and caused extreme volatility in the financial markets. As further discussed in “Analysis of Results of Operations,” during the current year, the Company observed the impact of the pandemic on its business. The reduction in interest rates and economic forecast uncertainty that negatively impacted the provision for credit losses had the most immediate, negative impacts on the Company’s performance. Though the Company is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact the Company’s future operating results.
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
The CARES Act
The CARES Act was signed into law on March 27, 2020, and has subsequently been amended several times. Among other provisions, the CARES Act includes funding for the Small Business Administration to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expanded the Small Business Administration’s business loan guarantee program through August 8, 2020. Paycheck Protection Program loans were available to a broader range of entities than ordinary Small Business Administration loans, require deferral of principal and interest repayment, and the loan may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or twenty-four-week covered period.
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

Fannie Mae and Freddie Mac had independently extended their moratorium on foreclosures and evictions for single family federally backed mortgages until at least December 31, 2020.
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
Federal Reserve Board Actions
The Federal Reserve Board has taken a range of actions to support the flow of credit to households and businesses. For example, on March 15, 2020, the Federal Reserve Board reduced the target range for the federal funds rate to 0 to 0.25% and announced that it would increase its holdings of U.S. Treasury securities and agency mortgage-backed securities and begin purchasing agency commercial mortgage-backed securities. The Federal Reserve Board has stated that it expects to hold interest rates near zero for several years. The Federal Reserve Board has also encouraged depository institutions to borrow from the discount window and has lowered the primary credit rate for such borrowing by 150 basis points while extending the term of such loans up to 90 days. Reserve requirements have been reduced to zero as of March 26, 2020.
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
Federal Reserve Board facilities and programs established, include:

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

Regulatory Considerations
Revisions to Definition of Eligible Retained Income
The U.S. banking agencies have adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. This definition applies with respect to all of the Company’s capital requirements.
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
Capital
Under the Basel III final rule, the Company's Tier 1 and CET1 ratios were 13.13% and 12.79%, respectively, at September 30, 2020 compared to 12.83% and 12.49%, respectively, at December 31, 2019.
The Company has elected the ‘five-year transition’ for the ASC 326 accounting standard from the banking agencies’ final rule announced allows banking organizations to defer certain effects of the ASC 326 accounting standard on their regulatory capital. Specifically, this interim final rule allows for 25% of the cumulative increase in the allowance for credit losses since the adoption of ASC 326 and 100% of the day-one impact of ASC 326 adoption to be deferred for a two-year period. This two-year period will be followed by a three-year transition period to phase-in the impact of the deferred amounts on regulatory capital.
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
At September 30, 2020, the Company's LCR was 144%, which would have been fully compliant with the LCR requirements if the LCR requirements applied to the Company.
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
Analysis of Results of Operations
Consolidated net income attributable to the Company totaled $165.8 million and $182.4 million for the three months ended September 30, 2020 and 2019, respectively. The Company’s results of operations for the three months ended September 30, 2020, reflected higher provision for credit losses, lower noninterest income offset by lower income tax expense.
Consolidated net (loss) income attributable to the Company totaled $(2.2) billion and $482.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s results of operations for the nine months ended September 30, 2020, reflected lower net interest income, higher provision for loan losses, higher noninterest expense, which includes $2.2 billion of goodwill impairment, offset by higher noninterest income.
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
Three Months Ended September 30, 2020 and 2019
Net interest income totaled $641.9 million for the three months ended September 30, 2020 compared to $641.0 million for the three months ended September 30, 2019.
Net interest income on a fully taxable equivalent basis totaled $652.7 million for the three months ended September 30, 2020, a decrease of $1.3 million compared with $653.9 million for the three months ended September 30, 2019. The decrease in net interest income was primarily the result of a decrease in interest income on loans and AFS debt securities offset by decreases in interest expense on interest bearing deposits and FHLB and other borrowings.

Net interest margin was 2.68% for the three months ended September 30, 2020 compared to 3.07% for the three months ended September 30, 2019. The 39 basis point decrease in net interest margin was primarily driven by the impact of the decrease in the Federal Reserve Board benchmark interest rates in October of 2019 and in March of 2020.
The fully taxable equivalent yield for the three months ended September 30, 2020, on the loan portfolio was 3.84% compared to 4.88% for the same period in 2019. The 104 basis point decrease was primarily driven by the timing of the Federal Reserve Board's decrease of benchmark rates in October of 2019 and in March of 2020.
The fully taxable equivalent yield on the investment securities portfolio was 1.95% for the three months ended September 30, 2020 compared to 2.20% for the three months ended September 30, 2019. The decrease was a result of lower interest rates during the three months ended September 30, 2020 as compared to rates during the three months ended September 30, 2019.
The average rate paid on interest bearing deposits was 0.41% for the three months ended September 30, 2020 compared to 1.55% for the three months ended September 30, 2019 and reflects the impact of lower funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended September 30, 2020 was 1.63% compared to 3.39% for the corresponding period in 2019.
Nine Months Ended September 30, 2020 and 2019
Net interest income totaled $1.8 billion for the nine months ended September 30, 2020 compared to $2.0 billion for the nine months ended September 30, 2019.
Net interest income on a fully taxable equivalent basis totaled $1.9 billion for the nine months ended September 30, 2020 compared to $2.0 billion for the nine months ended September 30, 2019.
Net interest margin was 2.71% for the nine months ended September 30, 2020 compared to 3.24% for the nine months ended September 30, 2019. The 53 basis point decrease in net interest margin was primarily driven by the timing of the Federal Reserve Board's decrease of benchmark rates in October of 2019 and in March of 2020.
The fully taxable equivalent yield for the nine months ended September 30, 2020, for the loan portfolio was 4.09% compared to 4.97% for the same period in 2019. The 88 basis point decrease was primarily driven by the impact of higher interest rates during the first half of 2019 as the Federal Reserve Board did not lower benchmark rates until the second half of 2019 and in March 2020.
The fully taxable equivalent yield on the investment securities portfolio was 1.62% for the nine months ended September 30, 2020 compared to 2.32% for the nine months ended September 30, 2019. The 70 basis point decrease was a result of lower interest rates for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as well as higher levels of premium amortization as actual and expected prepayments increased.
The average rate paid on interest bearing deposits was 0.75% for the nine months ended September 30, 2020 compared to 1.51% for the nine months ended September 30, 2019 and reflects the impact of lower funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the nine months ended September 30, 2020 was 2.13% compared to 3.46% for the corresponding period in 2019. The 133 basis point decrease was primarily driven by the impact of lower rate FHLB advances as well as the impact of fair value hedges on other borrowings.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$67,837,185	$654,687	3.84%	$63,629,992	$782,948	4.88%
Debt securities – AFS	5,325,937	19,474	1.45	7,987,642	36,051	1.79
Debt securities – HTM (tax exempt) (3)	469,850	3,659	3.10	620,542	5,674	3.63
Debt securities – HTM (taxable)	8,497,820	47,088	2.20	5,117,184	34,401	2.67
Total debt securities - HTM	8,967,670	50,747	2.25	5,737,726	40,075	2.77
Trading account securities (3)	219,514	892	1.62	125,468	487	1.54
Other (4) (5)	14,417,595	6,436	0.18	7,057,288	46,528	2.62
Total earning assets	96,767,901	732,236	3.01	84,538,116	906,089	4.25
Noninterest earning assets:
Cash and due from banks	887,593			822,866
Allowance for credit losses	(1,768,829)			(971,396)
Net unrealized gain (loss) on investment securities available for sale	128,713			(9,389)
Other noninterest earning assets	8,267,520			10,562,259
Total assets	$104,282,898			$94,942,456
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$14,188,763	9,777	0.27	$8,870,753	25,179	1.13
Savings and money market accounts	37,992,549	26,476	0.28	28,840,389	96,060	1.32
Certificates and other time deposits	7,085,441	24,894	1.40	14,529,036	82,740	2.26
Total interest bearing deposits	59,266,753	61,147	0.41	52,240,178	203,979	1.55
FHLB and other borrowings	3,567,285	14,644	1.63	3,860,727	32,975	3.39
Federal funds purchased and securities sold under agreements to repurchase (5)	1,492,378	3,736	1.00	1,401,320	15,137	4.29
Other short-term borrowings	5,984	49	3.26	13,348	72	2.14
Total interest bearing liabilities	64,332,400	79,576	0.49	57,515,573	252,163	1.74
Noninterest bearing deposits	26,034,478			20,754,143
Other noninterest bearing liabilities	2,521,092			2,615,801
Total liabilities	92,887,970			80,885,517
Shareholder’s equity	11,394,928			14,056,939
Total liabilities and shareholder’s equity	$104,282,898			$94,942,456
Net interest income/net interest spread		$652,660	2.52%		$653,926	2.51%
Net interest margin			2.68%			3.07%
Taxable equivalent adjustment		10,810			12,885
Net interest income		$641,850			$641,041

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the notes to the financial statements.

Table 1 Consolidated Average Balance and Yield/ Rate Analysis

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$67,324,774	$2,061,376	4.09%	$64,382,982	$2,395,043	4.97%
Debt securities – AFS	5,923,281	36,787	0.83	8,957,354	134,698	2.01
Debt securities – HTM (tax exempt) (3)	513,511	12,339	3.21	636,007	17,268	3.63
Debt securities – HTM (taxable)	7,611,952	121,123	2.13	4,209,100	88,030	2.80
Total debt securities - HTM	8,125,463	133,462	2.19	4,845,107	105,298	2.91
Trading account securities (3)	210,319	3,171	2.01	96,936	1,627	2.24
Other (4) (5)	10,887,267	62,627	0.77	5,219,171	105,319	2.70
Total earning assets	92,471,104	2,297,423	3.32	83,501,550	2,741,985	4.39
Noninterest earning assets:
Cash and due from banks	888,628			979,764
Allowance for credit losses	(1,404,498)			(952,170)
Net unrealized gain (loss) on investment securities available for sale	94,178			(99,388)
Other noninterest earning assets	9,009,358			10,371,135
Total assets	$101,058,770			$93,800,891
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$13,350,036	47,758	0.48	$8,954,456	72,061	1.08
Savings and money market accounts	35,247,830	155,211	0.59	27,906,692	261,172	1.25
Certificates and other time deposits	9,133,442	120,199	1.76	15,360,243	255,578	2.22
Total interest bearing deposits	57,731,308	323,168	0.75	52,221,391	588,811	1.51
FHLB and other borrowings	3,623,293	57,756	2.13	4,057,769	104,901	3.46
Federal funds purchased and securities sold under agreements to repurchase (5)	1,379,052	38,668	3.75	763,681	24,886	4.36
Other short-term borrowings	12,844	440	4.58	16,235	368	3.03
Total interest bearing liabilities	62,746,497	420,032	0.89	57,059,076	718,966	1.68
Noninterest bearing deposits	23,527,092			20,409,910
Other noninterest bearing liabilities	2,645,061			2,503,845
Total liabilities	88,918,650			79,972,831
Shareholder’s equity	12,140,120			13,828,060
Total liabilities and shareholder’s equity	$101,058,770			$93,800,891
Net interest income/net interest spread		$1,877,391	2.43%		$2,023,019	2.71%
Net interest margin			2.71%			3.24%
Taxable equivalent adjustment		34,069			39,140
Net interest income		$1,843,322			$1,983,879

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Interest income includes loan fees for rate calculation purposes.

(3)	Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.

(4)	Includes federal funds sold, securities purchased under agreements to resell, interest bearing deposits, and other earning assets.

(5)	Yield/rate reflects impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the notes to the financial statements.

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
Three Months Ended September 30, 2020 and 2019
For the three months ended September 30, 2020, the Company recorded $151.0 million of provision for credit losses compared to $140.6 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, provision for credit losses was comprised of $150.9 million of provision for loan losses and $88 thousand of provision for HTM security losses.
For the three months ended September 30, 2020, the Company recorded $150.9 million of provision for loan losses compared to $140.6 million for the three months ended September 30, 2019. Provision for loan losses for the three months ended September 30, 2020 reflected continued economic risk in certain portfolios and negative credit quality indicators, as well as the impact of net charge-offs recorded during the three months ended September 30, 2020.
The Company recorded net charge-offs of $100.8 million during the three months ended September 30, 2020 compared to $176.1 million during the corresponding period in 2019. The decrease in net charge-offs for the three months ended September 30, 2020, as compared to the corresponding period in 2019, was primarily driven by a $19.2 million decrease in commercial, financial and agricultural net charge-offs, a $39.4 million decrease in consumer direct net charge-offs, and a $15.2 million decrease in consumer indirect net charge-offs.
Net charge-offs were 0.59% of average loans for the three months ended September 30, 2020 compared to 1.10% of average loans for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 and 2019
For the nine months ended September 30, 2020, the Company recorded $1.0 billion of provision for credit losses compared to $477.9 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, provision for credit losses was comprised of $1.0 billion of provision for loan losses and $13.3 million of provision for HTM security losses.
For the nine months ended September 30, 2020, the Company recorded $1.0 billion of provision for loan losses compared to $477.9 million for the nine months ended September 30, 2019. The increase in provision for loan losses reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast. During the nine months ended September 30, 2020, economic conditions continued to deteriorate due to the impact of the COVID-19 health crisis. As a result, economic projections for gross domestic product declined dramatically and unemployment levels increased significantly with information related to the evolving impacts of the COVID-19 health crisis. Additionally, provision for loan losses was impacted by the higher reserves in the energy portfolio due to the decrease in oil prices.
The Company recorded net charge-offs of $335.7 million during the nine months ended September 30, 2020 compared to $421.0 million during the corresponding period in 2019. The decrease in net charge-offs for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 was driven in part by a $56.5 million decrease in consumer direct net charge-offs, a $21.8 million decrease in commercial, financial and agricultural net charge-offs, and a $20.6 million decrease in consumer indirect net charge-offs offset by a $6.4 million increase in commercial real estate - mortgage net charge-offs and a $10.1 million increase in credit card net charge-offs.
Net charge-offs were 0.67% of average loans for the nine months ended September 30, 2020 compared to 0.88% of average loans for the nine months ended September 30, 2019.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.

Noninterest Income
The following table presents the components of noninterest income.
Table 2 Noninterest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Service charges on deposit accounts	$54,710	$65,143	$160,474	$185,782
Card and merchant processing fees	48,628	50,385	142,135	146,742
Investment banking and advisory fees	40,013	28,324	111,805	67,939
Investment services sales fees	26,218	29,287	85,596	87,316
Money transfer income	27,109	26,020	77,118	73,273
Mortgage banking	13,741	8,204	55,060	19,011
Asset management fees	12,024	11,405	35,488	34,039
Corporate and correspondent investment sales	3,478	11,799	33,050	24,298
Bank owned life insurance	4,972	3,508	14,691	12,895
Investment securities gains, net	—	21,003	22,616	29,961
Other	53,767	66,241	153,223	182,104
Total noninterest income	$284,660	$321,319	$891,256	$863,360
Three Months Ended September 30, 2020 and 2019
Noninterest income was $284.7 million for the three months ended September 30, 2020, compared to $321.3 million for the three months ended September 30, 2019. The decrease in noninterest income was primarily driven by decreases in service charges on deposit accounts, corporate and correspondent investment sales, investment securities gains and other noninterest income offset by increases in investment banking and advisory fees and mortgage banking income.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts decreased to $54.7 million for the three months ended September 30, 2020, compared to $65.1 million for the three months ended September 30, 2019 driven by a general decline in consumer spending activity associated with the COVID-19 pandemic as well as the bank implementing fee waivers to offer relief for those customers impacted by the COVID-19 pandemic.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees increased to $40.0 million for the three months ended September 30, 2020, compared to $28.3 million for the three months ended September 30, 2019. The primary driver of this increase was an increase in debt capital markets activity during the three months ended September 30, 2020 compared to the same period in 2019.
Mortgage banking is comprised of servicing income, guarantee fees and gains on sales of mortgage loans as well as fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income increased $5.5 million for three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in mortgage banking income was primarily due to a $10.4 million increase in gains on sale of mortgage loans driven by increased production and sales income as lower market interest rates drove increased applications offset by a decrease of $5.7 million in fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs.
Corporate and correspondent investment sales represent income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales decreased to $3.5 million for the three months ended September 30, 2020 from $11.8 million for the three months ended September 30, 2019. The primary driver of the decrease was a decrease in sales of interest rate contracts as well as a decrease in valuation adjustments on interest rate contracts.

Investment securities gains, net were $21.0 million for the three months ended September 30, 2019 and there were no gains for the three months ended September 30, 2020. See, “—Debt Securities” for more information related to the debt securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMS and foreign exchange. Other noninterest income decreased to $53.8 million for the three months ended September 30, 2020, compared to $66.2 million for the three months ended September 30, 2019, was primarily due to a $6.2 million decrease in gains on sales of fixed assets, $4.7 million decrease in service and referral income with BBVA and its affiliates, and a $2.4 million decrease in fair value adjustments on the SBIC investments.
Nine Months Ended September 30, 2020 and 2019
Noninterest income was $891.3 million for the nine months ended September 30, 2020, compared to $863.4 million for the nine months ended September 30, 2019. The increase in noninterest income was primarily driven by increases in investment banking and advisory fees, mortgage banking, and corporate and correspondent investment sales partially offset by decreases in service charges on deposit accounts and other noninterest income.
Service charges on deposit accounts decreased to $160.5 million for the nine months ended September 30, 2020, compared to $185.8 million for the nine months ended September 30, 2019 driven by a general decline in consumer spending activity associated with the COVID-19 pandemic as well the bank implementing fee waivers to offer relief for those customers impacted by the COVID-19 pandemic.
Income from investment banking and advisory fees increased to $111.8 million for the nine months ended September 30, 2020, compared to $67.9 million for the nine months ended September 30, 2019. The increase was driven primarily by an increase in debt capital markets activity during the nine months ended September 30, 2020 compared to the same period in 2019.
Mortgage banking for the nine months ended September 30, 2020 was $55.1 million, an increase of $36.0 million compared to the nine months ended September 30, 2019. The increase in mortgage banking income was driven by an increase of $17.4 million in fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs as well as $17.3 million increase in gains on sale of mortgage loans driven by increased production and sales income as lower market interest rates drove increased applications.
Income from corporate and correspondent investment sales increased to $33.1 million for the nine months ended September 30, 2020, compared to $24.3 million for the nine months ended September 30, 2019, primarily driven by an increase in customer interest rate income due to an increase in interest rate contract sales as well as valuation adjustments on interest rate contracts for the nine months ended September 30, 2020 compared to the same period in 2019.
Other noninterest income decreased to $153.2 million for the nine months ended September 30, 2020, compared to $182.1 million for the nine months ended September 30, 2019, due in part to a $10.6 million decrease in syndication fees, a $7.8 million decrease in service and referral income with BBVA and its affiliates, and a $7.3 million decrease in gains on sale of fixed assets offset by an $6.4 million increase in the value of the SBIC investments.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3 Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Salaries, benefits and commissions	$296,708	$295,092	$858,541	$884,111
Professional services	78,018	72,903	226,338	210,583
Equipment	68,793	63,908	198,226	191,940
Net occupancy	41,145	42,241	122,573	123,298
Money transfer expense	18,897	18,005	53,991	50,273
Goodwill impairment	—	—	2,185,000	—
Other	92,067	106,738	339,469	318,969
Total noninterest expense	$595,628	$598,887	$3,984,138	$1,779,174
Three Months Ended September 30, 2020 and 2019
Noninterest expense was $595.6 million for the three months ended September 30, 2020, a slight decrease of $3.3 million compared to $598.9 million for the three months ended September 30, 2019. The decrease in noninterest expense was primarily driven by a decrease in other noninterest expense, partially offset by increases in professional services and equipment expense.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased during the three months ended September 30, 2020, to $78.0 million compared to $72.9 million for the corresponding period in 2019 primarily due to a $2.4 million increase in outsourcing and professional services paid to BBVA and a $3.0 million increase in contractor and other professional services.
Equipment expense increased by $4.9 million during the three months ended September 30, 2020, to $68.8 million compared to $63.9 million for the corresponding period in 2019 primarily due to an increase in software related expenses.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased $14.7 million during the three months ended September 30, 2020, to $92.1 million compared to $106.7 million for the three months ended September 30, 2019, primarily attributable to decreases of $6.2 million in marketing expenses, $4.4 million in item processing fees, $4.5 million in travel expenses and $4.6 million in business development which was partially offset by an $8.5 million increase in provision for unfunded commitments.
Nine Months Ended September 30, 2020 and 2019
Noninterest expense increased $2.2 billion to $4.0 billion for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Noninterest expense increased primarily due to goodwill impairment along with increases in professional services and other noninterest expense offset in part by decreases in salaries, benefits and commissions.
Salaries, benefits and commissions decreased $25.6 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 primarily due to a decrease in incentive expenses.
Professional services increased during the nine months ended September 30, 2020, to $226.3 million compared to $210.6 million for the corresponding period in 2019 primarily due to an $8.1 million increase in outsourcing and professional services paid to BBVA and a $5.0 million increase in contractor and other professional services.

Goodwill impairment was $2.2 billion for the nine months ended September 30, 2020, compared to no goodwill impairment during the nine months ended September 30, 2019. Refer to "—Goodwill" and Note 5, Goodwill, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Other noninterest expense increased $20.5 million during the nine months ended September 30, 2020, to $339.5 million compared to $319.0 million for the nine months ended September 30, 2019 primarily attributable to a $68.6 million increase in provision for unfunded commitments which was partially offset by decreases of $12.3 million in marketing expenses, $11.7 million in item processing fees, $9.5 million in travel expenses and $10.4 million in business development.
Income Tax Expense
Three Months Ended September 30, 2020 and 2019
The Company’s income tax expense totaled $13.7 million and $39.9 million for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate was 7.6% for the three months ended September 30, 2020 and 17.9% for the three months ended September 30, 2019. The tax rate was primarily impacted by the Company's lower net income before income tax relative to permanent income tax differences for the three months ended September 30, 2020.
Nine Months Ended September 30, 2020 and 2019
The Company’s income tax (benefit) expense totaled $(101.5) million and $106.0 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate was 4.4% for the nine months ended September 30, 2020 and 18.0% for the nine months ended September 30, 2019. The tax rate for the nine months ended September 30, 2020 was primarily impacted by an unfavorable permanent difference related to goodwill impairment for the nine months ended September 30, 2020.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $14.0 billion at September 30, 2020, compared to $5.8 billion December 31, 2019. The increase was primarily driven by an $8.2 billion increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
Trading account assets totaled $926 million at September 30, 2020, compared to $474 million at December 31, 2019. The increase in trading account assets primarily related to increases in the fair value of interest rate derivative contracts for customers.
Debt Securities
At September 30, 2020, the securities portfolio included $6.0 billion in available for sale debt securities and $9.4 billion in held to maturity debt securities for a total debt securities portfolio of $15.5 billion, an increase of $1.4 billion compared with December 31, 2019.
During the nine months ended September 30, 2020, the Company received proceeds of $863.7 million related to the sale of U.S. Treasury securities and agency collateralized mortgage obligations securities classified as available for sale which resulted in a net gain of $22.6 million. The Company also purchased approximately $3.5 billion of agency collateralized mortgage obligations that were classified as held to maturity.
Lending Activities
The Company groups its loans into portfolio segments based on internal classifications reflecting the manner in which the allowance for loan losses is established and how credit risk is measured, monitored and reported. Commercial loans are comprised of commercial, financial and agricultural, real estate — construction, and commercial real estate–

mortgage loans. Consumer loans are comprised of residential real estate — mortgage, equity lines of credit, equity loans, credit cards, consumer direct and consumer indirect loans.
The following table presents the composition of the loan portfolio.
Table 4 Loan Portfolio

	September 30, 2020	December 31, 2019
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,940,173	$24,432,238
Real estate – construction	2,403,674	2,028,682
Commercial real estate – mortgage	13,695,800	13,861,478
Total commercial loans	$43,039,647	$40,322,398
Consumer loans:
Residential real estate – mortgage	$13,463,757	$13,533,954
Equity lines of credit	2,441,723	2,592,680
Equity loans	194,367	244,968
Credit card	907,793	1,002,365
Consumer direct	2,023,696	2,338,142
Consumer indirect	4,109,629	3,912,350
Total consumer loans	$23,140,965	$23,624,459
Total loans	$66,180,612	$63,946,857
Loans held for sale	253,454	112,058
Total loans and loans held for sale	$66,434,066	$64,058,915
Loans and loans held for sale, net of unearned income, totaled $66.4 billion at September 30, 2020, an increase of $2.4 billion from December 31, 2019. The increase was primarily due to the impact of $3.2 billion of SBA Paycheck Protection Program loans, which are primarily categorized in the commercial, financial and agricultural category in the table above, that the Company has facilitated to assist its commercial customers during the COVID-19 pandemic as well as reflecting an increase in line of credit draws as companies responded to liquidity needs during the COVID-19 pandemic.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets, totaled $1.4 billion at September 30, 2020, an increase of $641 million, compared to $710 million at December 31, 2019. The increase in nonperforming assets was primarily driven by a $392 million increase in commercial, financial and agricultural nonaccrual loans, primarily in the energy, financial services, and leisure and consumer services sectors as well as a $178 million increase in commercial real estate - mortgage and a $57 million increase in residential real estate - mortgage. As a percentage of total loans and loans held for sale, foreclosed real estate and other repossessed assets, nonperforming assets were 2.03% at September 30, 2020 compared with 1.11% at December 31, 2019.
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

Table 5 Potential Problem Loans

	September 30, 2020	December 31, 2019
	(In Thousands)
Commercial, financial and agricultural	$482,453	$312,125
Real estate – construction	3,635	13,099
Commercial real estate – mortgage	231,882	78,428
	$717,970	$403,652

The following table summarizes asset quality information and includes loans held for sale.
Table 6 Asset Quality

	September 30, 2020	December 31, 2019
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$660,254	$268,288
Real estate – construction	12,614	8,041
Commercial real estate – mortgage	275,668	98,077
Residential real estate – mortgage	204,442	147,337
Equity lines of credit	37,216	38,113
Equity loans	8,758	8,651
Credit card	—	—
Consumer direct	9,134	6,555
Consumer indirect	24,954	31,781
Total nonaccrual loans	1,233,040	606,843
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$1,233,040	$606,843
Accruing TDRs: (1)
Commercial, financial and agricultural	$19,713	$1,456
Real estate – construction	61	72
Commercial real estate – mortgage	1,831	3,414
Residential real estate – mortgage	55,132	57,165
Equity lines of credit	—	—
Equity loans	20,750	23,770
Credit card	—	—
Consumer direct	17,926	12,438
Consumer indirect	—	—
Total Accruing TDRs	115,413	98,315
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$115,413	$98,315
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$21,261	$6,692
Real estate – construction	532	571
Commercial real estate – mortgage	1,816	6,576
Residential real estate – mortgage	39,728	4,641
Equity lines of credit	3,445	1,567
Equity loans	271	195
Credit card	16,542	22,796
Consumer direct	6,643	18,358
Consumer indirect	3,834	9,730
Total loans 90 days past due and accruing	94,072	71,126
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$94,072	$71,126
Foreclosed real estate	$15,051	$20,833
Other repossessed assets	$8,527	$10,930

(1)	TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7 Nonperforming Assets

	September 30, 2020	December 31, 2019
	(In Thousands)
Nonaccrual loans	$1,233,040	$606,843
Loans 90 days or more past due and accruing (1)	94,072	71,126
TDRs 90 days or more past due and accruing	830	414
Nonperforming loans	1,327,942	678,383
Foreclosed real estate	15,051	20,833
Other repossessed assets	8,527	10,930
Total nonperforming assets	$1,351,520	$710,146

(1)	Excludes loans classified as TDR.
Table 8 Asset Quality Ratios

	September 30, 2020	December 31, 2019
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	2.00%	1.06%
Nonperforming assets as a percentage of total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	2.03	1.11
Allowance for loan losses as a percentage of loans	2.73	1.44
Allowance for loan losses as a percentage of nonperforming loans (3)	135.88	135.76

(1)	Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.

(2)	Nonperforming assets include nonperforming loans, foreclosed real estate and other repossessed assets.

(3)	Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
The following table provides a rollforward of nonaccrual loans and loans held for sale.
Table 9 Rollforward of Nonaccrual Loans

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Balance at beginning of period,	$606,843	$751,486
Additions	1,123,537	584,569
Returns to accrual	(82,014)	(102,455)
Loan sales	—	—
Payments and paydowns	(292,496)	(120,898)
Transfers to foreclosed real estate	(6,966)	(21,171)
Charge-offs	(115,864)	(438,289)
Balance at end of period	$1,233,040	$653,242
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
The following table provides a rollforward of TDR activity, excluding loans held for sale.
Table 10 Rollforward of TDR Activity

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Balance at beginning period	$215,481	$311,442
New TDRs	199,712	75,069
Payments/Payoffs	(71,133)	(129,332)
Charge-offs	(4,557)	(41,749)
Transfers to foreclosed real estate	—	(2,153)
Balance at end of period	$339,503	$213,277
The Company’s aggregate recorded investment in loans modified through TDRs was $340 million at September 30, 2020 compared to $215 million at December 31, 2019. Included in these amounts are $115 million at September 30, 2020 and $98 million at December 31, 2019 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
In response to the COVID-19 pandemic, beginning in March 2020 the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances are currently expected to cover periods of three to six months. In most cases, if the loans have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act they are not classified as TDRs and do not result in loans being placed on nonaccrual status.  At September 30, 2020, the Company had outstanding deferrals on approximately 13 thousand loans with an amortized cost of $1.1 billion compared to approximately 63 thousand loans with an amortized cost basis of $7.2 billion at June 30, 2020.
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
The total allowance for loan losses increased to $1.8 billion at September 30, 2020, from $921 million at December 31, 2019. The Company adopted ASC 326 effective January 1, 2020, and recorded a $184.9 million increase to its allowance for loan losses that was reflected as an adjustment to shareholder's equity, net of taxes. The increase was largely attributable to the residential real estate and consumer loan portfolios, given the longer asset duration associated with these portfolios.
The increase in the allowance for loan losses during the nine months ended September 30, 2020, reflected an increase in expected losses over the life of the loan portfolio. The most significant driver of this increase is attributable to the recognition of the COVID-19 pandemic through an update to the reasonable and supportable macroeconomic forecast included in the baseline calculation, which most significantly impacted the commercial loan portfolios, but also drove increases in the consumer loan portfolio. The macroeconomic forecast utilized as of September 30, 2020, represented the best information available at the end of the reporting period, and included the following considerations:

•	Steep economic contraction in the second quarter of 2020, with a recovery starting in the third quarter of 2020.

•	Substantial increase in unemployment with a peak during the second quarter of 2020 and along with a substantially slower employment recovery.

•	Stability in BBB spread is improved.

•	Positive inflation projections.

•	Stable GDP outlook.
Further, due to the level of uncertainty related to the economic outlook, a qualitative framework adjustment as of September 30, 2020 was utilized to address model performance in response to the unprecedented economic conditions and forecasts.
An additional driver of the increase in the allowance for loan losses is the recognition of the decline in oil prices on the energy portfolio. Management recognized a qualitative factor adjustment at March 31, 2020, separately from the baseline scenario considerations as oil prices are not a significant driver of the econometric models used in the baseline allowance calculation. This qualitative factor adjustment remained in place as of September 30, 2020, due to concerns around continued volatility in oil prices.
The ratio of the allowance for loan losses to total loans was 2.73% at September 30, 2020 compared to 1.44% at December 31, 2019. Nonperforming loans were $1.3 billion at September 30, 2020 compared to $678 million at December 31, 2019.
Net charge-offs were 0.59% of average loans for the three months ended September 30, 2020 compared to 1.10% of average loans for the three months ended September 30, 2019. The decrease in net charge-offs for the three months ended September 30, 2020, as compared to the corresponding period in 2019, was primarily driven by a $19.2 million decrease in commercial, financial and agricultural net charge-offs, a $39.4 million decrease in consumer direct net charge-offs, and a $15.2 million decrease in consumer indirect net charge-offs.
Net charge-offs were 0.67% of average loans for the nine months ended September 30, 2020 compared to 0.88% of average loans for the nine months ended September 30, 2019. The decrease in net charge-offs for the nine months ended September 30, 2020 as compared to the corresponding period in 2019 was driven in part by a $56.5 million decrease in consumer direct net charge-offs, a $21.8 million decrease in commercial, financial and agricultural net charge-offs, and a $20.6 million decrease in consumer indirect net charge-offs offset by a $6.4 million increase in commercial real estate - mortgage net charge-offs and a $10.1 million increase in credit card net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11 Summary of Loan Loss Experience

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in Thousands)
Average loans outstanding during the period	$67,606,052	$63,525,661	$67,181,618	$64,157,886
Allowance for loan losses, beginning of period, prior to adoption of ASC 326	1,754,352	977,660	$920,993	$885,242
Impact of adopting ASC 326	—	—	184,931	—
Allowance for loan losses, beginning of period, after adoption of ASC 326	1,754,352	977,660	1,105,924	885,242
Charge-offs:
Commercial, financial and agricultural	54,187	73,178	109,364	132,006
Real estate – construction	216	—	243	19
Commercial real estate – mortgage	156	2,270	9,269	2,388
Residential real estate – mortgage	331	2,692	1,446	6,337
Equity lines of credit	578	1,687	2,152	6,506
Equity loans	53	456	458	1,683
Credit card	20,626	18,317	64,114	53,425
Consumer direct	28,162	71,213	134,078	193,060
Consumer indirect	17,412	31,870	81,767	98,543
Total charge-offs	121,721	201,683	402,891	493,967
Recoveries:
Commercial, financial and agricultural	3,398	3,236	10,523	11,405
Real estate – construction	63	59	139	1,965
Commercial real estate – mortgage	58	20	574	104
Residential real estate – mortgage	448	1,412	1,553	2,605
Equity lines of credit	345	1,256	1,859	5,129
Equity loans	248	515	561	1,629
Credit card	2,099	1,919	5,963	5,348
Consumer direct	3,603	7,221	15,522	18,052
Consumer indirect	10,641	9,947	30,527	26,740
Total recoveries	20,903	25,585	67,221	72,977
Net charge-offs	100,818	176,098	335,670	420,990
Total provision for loan losses	150,889	140,629	1,034,169	477,939
Allowance for loan losses, end of period	$1,804,423	$942,191	$1,804,423	$942,191
Net charge-offs to average loans	0.59%	1.10%	0.67%	0.88%

Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of September 30, 2020 and December 31, 2019.
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
The commercial, financial and agricultural portfolio segment totaled $26.9 billion at September 30, 2020 compared to $24.4 billion at December 31, 2019. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12 Commercial, Financial and Agricultural

	September 30, 2020				December 31, 2019
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$1,863,377	$78,204	$17,905	$10	$2,139,178	$47,261	$—	$8
Basic Materials	457,664	10,533	—	4	526,485	1,342	—	—
Capital Goods & Industrial Services	2,533,380	50,841	1,002	226	1,987,046	23,736	96	4
Construction & Construction Materials	795,254	44,229	—	—	653,157	45,243	—	—
Consumer	634,621	3,146	—	—	641,289	1,540	—	—
Healthcare	3,125,195	7,273	302	—	2,747,248	24,989	314	—
Energy	2,528,588	244,377	—	—	2,905,791	69,042	—	—
Financial Services	1,037,623	90,767	—	2,337	1,009,533	23,427	—	1,615
General Corporates	2,164,734	16,936	—	9,325	1,726,318	16,883	475	5,065
Institutions	3,348,340	12,809	—	—	3,166,048	400	—	—
Leisure and Consumer Services	3,701,996	94,454	301	9,359	2,777,440	6,957	335	—
Real Estate	1,537,883	—	—	—	1,490,985	—	—	—
Retail	462,493	1,938	203	—	483,988	1,869	236	—
Telecoms, Technology & Media	1,166,176	2,260	—	—	909,476	2,558	—	—
Transportation	1,110,065	2,487	—	—	903,034	3,041	—	—
Utilities	472,784	—	—	—	365,222	—	—	—
Total Commercial, Financial and Agricultural	$26,940,173	$660,254	$19,713	$21,261	$24,432,238	$268,288	$1,456	$6,692

Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.7 billion and $13.9 billion at September 30, 2020 and December 31, 2019, respectively, and real estate — construction loans totaled $2.4 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively.
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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13 Commercial Real Estate

	September 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$420,492	$4,241	$20	$—	$419,063	$4,377	$2,048	$—
Arizona	1,018,389	8,655	—	—	1,074,395	22,549	—	—
California	1,901,233	53,178	—	28	1,992,085	—	—	28
Colorado	808,951	10,238	—	—	694,691	6,463	—	—
Florida	1,170,022	5,186	—	1,478	1,299,336	11,047	27	—
New Mexico	101,457	3,573	—	—	100,845	3,952	—	—
Texas	3,896,231	55,664	997	310	3,802,306	36,278	495	4,168
Other	4,379,025	134,933	814	—	4,478,757	13,411	844	2,380
	$13,695,800	$275,668	$1,831	$1,816	$13,861,478	$98,077	$3,414	$6,576

Table 14 Real Estate – Construction

	September 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$77,219	$—	$—	$115	$70,800	$90	$—	$115
Arizona	226,644	5,650	—	—	158,027	—	—	—
California	442,766	6,535	—	—	281,690	—	—	—
Colorado	101,164	—	—	—	94,260	473	—	—
Florida	156,274	6	—	—	167,346	905	—	—
New Mexico	25,394	—	12	—	18,000	242	15	—
Texas	783,578	17	49	417	747,651	5,926	57	456
Other	590,635	406	—	—	490,908	405	—	—
	$2,403,674	$12,614	$61	$532	$2,028,682	$8,041	$72	$571
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
Residential real estate — mortgage loans totaled $13.5 billion at both September 30, 2020 and December 31, 2019. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15 Residential Real Estate — Mortgage

	September 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$841,815	$23,827	$8,616	$6,151	$913,683	$21,891	$11,208	$1,557
Arizona	1,403,048	14,574	7,273	1,802	1,380,589	12,111	7,645	609
California	3,666,288	35,362	5,947	3,712	3,441,689	17,941	3,383	—
Colorado	1,064,684	5,734	2,199	669	1,144,260	4,141	2,327	144
Florida	1,486,545	47,672	9,831	3,102	1,511,146	32,740	10,051	247
New Mexico	195,838	3,280	1,226	640	215,835	3,802	1,249	424
Texas	4,435,857	58,508	18,285	21,462	4,534,481	43,048	19,394	1,660
Other	369,682	15,485	1,755	2,190	392,271	11,663	1,908	—
	$13,463,757	$204,442	$55,132	$39,728	$13,533,954	$147,337	$57,165	$4,641

The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16 Residential Real Estate - Mortgage

	September 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$696,406	$121,820	$20,888	$21,803	$707,778	$96,107	$22,804	$3,736
621 – 680	1,004,125	28,878	10,186	9,554	1,074,497	23,950	10,570	114
681 – 720	1,597,539	18,191	6,747	3,245	1,704,801	9,197	7,305	144
Above 720	9,658,124	21,691	17,012	2,104	9,490,067	11,000	15,922	290
Unknown	507,563	13,862	299	3,022	556,811	7,083	564	357
	$13,463,757	$204,442	$55,132	$39,728	$13,533,954	$147,337	$57,165	$4,641
Equity lines of credit and equity loans totaled $2.6 billion and $2.8 billion at September 30, 2020 and December 31, 2019, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17 Equity Loans and Lines

	September 30, 2020				December 31, 2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$414,233	$10,907	$6,455	$748	$452,102	$10,096	$7,437	$341
Arizona	269,508	6,023	3,054	106	311,875	5,475	3,674	22
California	374,715	1,743	88	617	399,494	2,528	187	165
Colorado	149,594	2,341	425	—	167,594	2,729	738	176
Florida	271,483	6,335	4,287	363	295,552	7,298	4,827	121
New Mexico	39,332	1,999	496	—	45,440	1,704	505	11
Texas	1,095,055	15,404	5,601	1,882	1,138,289	15,104	6,050	914
Other	22,170	1,222	344	—	27,302	1,830	352	12
	$2,636,090	$45,974	$20,750	$3,716	$2,837,648	$46,764	$23,770	$1,762

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18 Equity Loans and Lines

	September 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$171,033	$24,947	$6,277	$3,046	$200,509	$27,098	$6,262	$1,232
621 – 680	338,873	10,012	5,176	386	355,324	9,207	7,314	290
681 – 720	437,442	6,871	3,018	60	484,077	6,324	3,683	139
Above 720	1,683,312	4,105	5,882	224	1,790,879	4,095	6,511	101
Unknown	5,430	39	397	—	6,859	40	—	—
	$2,636,090	$45,974	$20,750	$3,716	$2,837,648	$46,764	$23,770	$1,762
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans were $2.0 billion and $2.3 billion at September 30, 2020 and December 31, 2019, respectively. Total credit cards were $908 million at September 30, 2020 and $1.0 billion at December 31, 2019.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $4.1 billion and $3.9 billion at September 30, 2020 and December 31, 2019, respectively.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19 Consumer Direct

	September 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$174,867	$5,709	$649	$5,792	$225,736	$4,258	$1,433	$17,228
621 – 680	364,597	1,813	2,022	219	450,532	1,259	2,858	359
681 – 720	437,666	814	4,554	82	516,706	693	5,150	123
Above 720	985,718	255	10,701	97	1,076,436	345	2,997	84
Unknown	60,848	543	—	453	68,732	—	—	564
	$2,023,696	$9,134	$17,926	$6,643	$2,338,142	$6,555	$12,438	$18,358
Table 20 Consumer Indirect

	September 30, 2020				December 31, 2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$647,789	$21,032	$—	$3,242	$817,071	$27,600	$—	$9,100
621 – 680	989,198	2,587	—	271	1,006,409	2,969	—	408
681 – 720	780,537	771	—	130	728,580	621	—	157
Above 720	1,688,941	564	—	174	1,358,098	591	—	65
Unknown	3,164	—	—	17	2,192	—	—	—
	$4,109,629	$24,954	$—	$3,834	$3,912,350	$31,781	$—	$9,730
Foreign Exposure
As of September 30, 2020, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $2.3 billion and $4.5 billion at September 30, 2020 and December 31, 2019, respectively, and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. At September 30, 2020 the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $1.9 billion, Retail Banking - $136 million, and Corporate and Investment Banking - $262 million.
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
At September 30, 2020, the Company assessed events and circumstances as it related to the continued impact of COVID-19 on the Company during the three months ended September 30, 2020, including: recent operating performance, market conditions, regulatory actions and assessment, change in the business climate, company-specific factors, and trends in the banking industry. After assessing the indicators noted above, the Company determined that it was not more likely than not that the fair value of each reporting unit had declined below their carrying value as of September 30, 2020. Therefore, the Company determined that a test of goodwill impairment was not required for each of the reporting units for the September 30, 2020 interim period. The Company will continue to monitor for indicators of impairment throughout 2020 as the impact of the COVID-19 pandemic is highly uncertain and cannot be predicted.
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
The Company's and the Bank's credit ratings at September 30, 2020 were as follows:
Table 21 Credit Ratings

As of September 30, 2020
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
Deposits
Total deposits increased by $11.4 billion from December 31, 2019 to September 30, 2020. At September 30, 2020 and December 31, 2019, total deposits included $3.7 billion and $4.7 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22 Composition of Deposits

	September 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$26,803,670	31.0%	$21,850,216	29.1%
Interest-bearing demand deposits	14,382,063	16.7	10,031,622	13.4
Savings and money market	38,964,325	45.1	31,050,016	41.4
Time deposits	6,220,974	7.2	12,053,429	16.1
Total deposits	$86,371,032	100.0%	$74,985,283	100.0%
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
Table 23 Short-Term Borrowings

	Maximum Outstanding at Any Month End	Average Balance	Average Interest Rate	Ending Balance	Average Interest Rate at Period End
	(Dollars in Thousands)
Balance at September 30, 2020
Securities sold under agreements to repurchase (1)	$1,050,182	$1,379,052	0.11%	$189,474	0.22%
Other short-term borrowings	14,951	12,844	4.58	—	—
	$1,065,133	$1,391,896		$189,474
Balance at December 31, 2019
Federal funds purchased	$5,060	$746	1.50%	$—	—%
Securities sold under agreements to repurchase (1)	1,198,822	857,176	0.22	173,028	1.70
Other short-term borrowings	69,446	14,963	3.79	—	—
	$1,273,328	$872,885		$173,028

(1)	Average interest rate does not reflect impact of balance sheet offsetting. See Note 7, Securities Financing Activities, in the Notes to the Unaudited Condensed Consolidated Financial Statements.

At September 30, 2020 and December 31, 2019, FHLB and other borrowings were $3.6 billion and $3.7 billion, respectively.
For the nine months ended September 30, 2020, the Company had $1.0 million of proceeds received from FHLB and other borrowings and repayments were approximately $228.9 million.
Shareholder’s Equity
Total shareholder's equity was $11.4 billion at September 30, 2020, compared to $13.4 billion at December 31, 2019, a decrease of $2.0 billion. Shareholder's equity decreased $2.2 billion due to losses attributable to the Company during the period offset, in part, by increases of $366 million in accumulated other comprehensive income largely attributable to a decrease in unrealized losses on available for sale securities and cash flow hedging instruments. Additionally, the impact of the adoption of ASC 326 decreased shareholder's equity by $150 million.
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

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at September 30, 2020, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at September 30, 2020.
Table 24 Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
September 30, 2020
Rate Change
+ 200 basis points	2.46%
+ 100 basis points	1.27
- 25 basis points	(0.85)
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
Table 25 Economic Value of Equity

Estimated % Change in Economic Value of Equity
September 30, 2020
Rate Change
+ 300 basis points	(8.15)%
+ 200 basis points	(3.69)
+ 100 basis points	(0.58)
- 25 basis points	(0.38)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of September 30, 2020, the Company had derivative financial instruments outstanding with notional amounts of $59.5 billion. The estimated net fair value of open contracts was in an asset position of $576 million at September 30, 2020. For additional information about derivatives, refer to Note 6, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
The Company's financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. At September 30, 2020, the Company had unused FHLB borrowing capacity of $8.4 billion. Additionally, the Company had Federal Reserve discount window availability of $13.7 billion at September 30, 2020.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at September 30, 2020 or December 31, 2019 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board. The Company has paid no common dividends to BBVA during 2020.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
At September 30, 2020, the Company's LCR was 144% and was fully compliant with the LCR requirements. However, the Company is no longer subject to the LCR going forward as a result of the Tailoring Rules. It may become subject to the LCR again in the future if the Company becomes a Category IV U.S. IHC under the Tailoring Rules.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios at September 30, 2020 and December 31, 2019.
Table 26 Capital Ratios

	September 30, 2020	December 31, 2019
	(Dollars in Thousands)
Capital:
CET1 Capital	$8,784,855	$8,615,357
Tier 1 Capital	9,014,855	8,849,557
Total Capital	10,506,667	10,332,023
Ratios:
CET1 Risk-based Capital Ratio	12.79%	12.49%
Tier 1 Risk-based Capital Ratio	13.13	12.83
Total Risk-based Capital Ratio	15.30	14.98
Leverage Ratio	8.82	9.70
At September 30, 2020, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
The Company has elected the ‘five-year transition’ for the ASC 326 accounting standard from the banking agencies’ final rule that allows banking organizations to defer certain effects of the ASC 326 accounting standard on their regulatory capital. Specifically, this final rule allows for 25% of the cumulative increase in the allowance for credit losses since the adoption of ASC 326 and 100% of the day-one impact of ASC 326 adoption to be deferred for a two-year period. This two-year period will be followed by a three-year transition period to phase-in the impact of the deferred amounts on regulatory capital

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
The COVID-19 pandemic has adversely impacted the Company's business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted or modelled precisely, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. Despite the partial lifting of some of these measures in some of the states in our geographic footprint, the recent increase in cases in the United States means that it remains unknown if any of these measures will be reinstated when there will be a return to normal economic activity.
As a result, the demand for the Company's products and services has been and may continue to be significantly impacted, which impact has adversely affected, and may continue to adversely affect, our revenue. Furthermore, the pandemic has resulted and could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed or re-close, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we have recognized and may be required to recognize additional impairments of our goodwill. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily closed certain of our branches and offices. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, and other consumer and commercial customers, and future governmental actions may require the continuance or the expansion of these and other types of customer-related responses.
Among other relief programs, we are participating in the SBA’s Paycheck Protection Program. Paycheck Protection Program loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If Paycheck Protection Program borrowers fail to qualify for loan forgiveness, we face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the Paycheck Protection Program loans are guaranteed by the SBA, various regulatory requirements apply to our ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty. If a borrower defaults on a Paycheck Protection Program loan, these requirements and uncertainties may limit our ability to fully recover against the loan guarantee or to seek full recourse against the borrower.
The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted or modelled precisely, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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
As of September 30, 2020, energy-related loan balances represented approximately 3.8 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which at the time had and continues to have an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. The recent steep decline in oil prices, including, at times, dropping below zero dollars per barrel, in March and April 2020 has again adversely impacted and may continue to adversely impact some of the Bank’s customers in this industry, including with respect to the cash flows of such customers which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations. Furthermore, energy production and related industries represent a significant part of the economies in some of the Bank’s primary markets. A prolonged period of low or volatile oil prices could have a negative impact on the economies and real estate markets of states such as Texas, which could adversely affect the Company's business, financial condition or results of operations.

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
Iranian embassy-related activity. The BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the nine months ended September 30, 2020, from embassy-related activity, which include fees and/or commissions, did not exceed $51. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: November 3, 2020	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer