Form 10-K
period 2020-12-31
BBVA USA Bancshares, Inc.
filed 2021-02-25
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 16, 2021, the registrant had 222,963,891 outstanding shares of common stock, all of which was held by an affiliate of the registrant. Accordingly, there was no public market for the registrant's common stock as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter.
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

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ARMs	Adjustable rate mortgages
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Basel Committee	Basel Committee on Banking Supervision
Bank	BBVA USA
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Capital Securities	Debentures issued by the Parent
CAPM	Capital Asset Pricing Model
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act
CD	Certificate of Deposit or time deposit
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CET1 Risk-Based Capital Ratio	Ratio of CET1 to risk-weighted assets
Company	BBVA USA Bancshares, Inc. and its subsidiaries
Covered Assets	Loans and other real estate owned acquired from the FDIC subject to loss sharing agreements
Covered Loans	Loans acquired from the FDIC subject to loss sharing agreements
CQR	Credit Quality Review
CRA	Community Reinvestment Act
CRD-IV	Capital Requirements Directive IV
DIF	Depository Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FinCEN	United States Department of Treasury Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
Fitch	Fitch Ratings

FNMA	Federal National Mortgage Association
FTP	Funds transfer pricing
GLBA	Gramm-Leach-Bliley Act
G-SIB	Globally systemically important bank
Guaranty Bank	Collectively, certain assets and liabilities of Guaranty Bank, acquired by the Company in 2009
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBOs	Foreign Banking Organizations with $50 billion or more in U.S. assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
LIBOR	London Interbank Offered Rate
LGD	Loss given default
LTV	Loan to Value
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
NSFR	Net Stable Funding Ratio
NYSE	NYSE Euronext, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	United States Department of Treasury Office of Foreign Assets Control
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent	BBVA USA Bancshares, Inc.
PNC	PNC Financial Services Group, Inc.
Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing.
PPP	Paycheck Protection Program
Preferred Stock	Class B Preferred Stock
PD	Probability of default
REIT	Real Estate Investment Trust
Repurchase Agreement	Securities sold under agreements to repurchase
Reverse Repurchase Agreement	Securities purchased under agreements to resell
SAB 118	Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
Simple	Simple Finance Technology Corp
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
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

Forward-Looking Statements and Summary of Risk Factors
This Annual Report on Form 10-K contains forward-looking statements about the Company and its industry that involve substantial risks and uncertainties. Statements other than statements of current or historical fact, including statements regarding the Company's future financial condition, results of operations, business plans, liquidity, cash flows, projected costs, and the impact of any laws or regulations applicable to the Company, are forward-looking statements. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “projects,” “may,” “will,” “should,” and other similar expressions are intended to identify these forward-looking statements. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. Such factors include, but are not limited to, the following:
•Market and Liquidity Risks:
◦the COVID-19 pandemic has adversely impacted the Company's business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted or modelled precisely, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;
◦national, regional and local economic conditions may be less favorable than expected, resulting in, among other things, increased charge-offs of loans, higher provisions for credit losses and/or reduced demand for the Company's services;
◦decline in real estate values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which the Company owns as a result of foreclosing a loan and its ability to realize value on such assets;
◦changes in interest rates which could affect interest rate spreads and net interest income;
◦expected replacement of LIBOR may adversely affect the Company's business;
◦disruptions to the credit and financial markets, either nationally or globally;
◦the fiscal and monetary policies of the federal government and its agencies;
◦volatile or declining oil prices could adversely affect the Company’s performance;
◦disruptions in the Company's ability to access capital markets, which may adversely affect its capital resources and liquidity;
•Credit Risks:
◦changes in the creditworthiness of customers;
◦downgrades to the Company's credit ratings;
◦changes in the Company's accounting policies or in accounting standards which could materially affect how the Company reports financial results and condition;
•Operating Risks:
◦the Company is subject to certain risks related to originating and selling mortgages. It may be required to repurchase mortgage loans or indemnify mortgage loan purchases as a result of breaches of representations and warranties, borrower fraud or certain breaches of its servicing agreements, and this could harm the Company's liquidity, results of operations and financial condition;
◦the Company's financial reporting controls and procedures may not prevent or detect all errors or fraud;
◦a failure by the Company to effectively manage the risks the Company faces, including credit, operational and cyber security risks;
◦the Company's heavy reliance on communications and information systems to conduct its business and reliance on third parties and affiliates to provide key components of its business infrastructure, any disruptions of which could interrupt the Company's operations or increase the costs of doing business;
◦the Company's dependence on the accuracy and completeness of information about clients and counterparties;
◦failure to control concentration risk such as loan type, industry segment, borrower type or location of the borrower or collateral;
◦increased loan losses or impairment of goodwill;
◦the Company depends on the expertise of key personnel, and if these individuals leave or change their roles without effective replacements, operations may suffer;
◦the Company may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact the Company's ability to implement the Company's business strategies;
◦unpredictable natural or other disasters, which could impact the Company's customers or operations; and
•Regulatory and Compliance Risks:
◦legislative, regulatory or accounting changes, which may adversely affect our business and/or competitive position, impose additional costs on the Company or cause us to change our business practices;
◦costs and effects of litigation, regulatory investigations or similar matters;
◦if the Bank's CRA rating were to decline, that could result in certain restrictions on the Company's activities;
◦the impact of consumer protection regulations, including the CFPB's residential mortgage and other regulations, which could adversely affect the Company's business, financial condition or results of operations;
◦the failure to satisfy capital adequacy and liquidity guidelines applicable to the Company; and
•Strategic and Reputational Risks:
◦increased pressures from competitors (both banks and non-banks) and/or an inability by the Company to remain competitive in the financial services industry, particularly in the markets which the Company serves, and keep pace with technological changes;
◦a loss of customer deposits, which could increase the Company's funding costs;
◦negative public opinion, which could damage the Company's reputation and adversely impact business and revenues;
◦the Company’s rebranding strategy may not produce the benefits expected, may involve substantial costs and may not be favorably received by Customers; and
•Risks Relating to the Company's Securities:
◦the Company is a subsidiary of the BBVA Group and activities across the BBVA Group could adversely affect the Company’s business and results of operations;
◦the Company’s Parent is a holding company and depends on its subsidiaries for liquidity in the form of dividends, distributions and other payments; and
•Risks Relating to the Merger:
◦the inability to complete the merger with PNC due to the failure to satisfy conditions to completion of the merger, including receipt of required regulatory and other approvals;
◦the Company will be subject to business uncertainties and contractual restrictions while the Merger is pending; and
◦failure to complete the Merger could negatively impact the Company.
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
On November 15, 2020, PNC entered into a Stock Purchase Agreement with BBVA for the purchase by PNC of 100% of the issued and outstanding shares of the Company, for $11.6 billion in cash on hand in a fixed price structure. PNC is not acquiring BSI, Propel Venture Partners Fund I, L.P. and BBVA Processing Services, Inc. Immediately following the closing of the stock purchase, PNC intends to merge the Parent with and into PNC, with PNC continuing as the surviving entity. Post-closing, PNC intends to merge BBVA USA with and into PNC Bank, National Association, an indirect wholly owned subsidiary of PNC, with PNC Bank continuing as the surviving entity. The transaction is subject to regulatory approvals and certain other customary closing conditions.

Banking Operations
At December 31, 2020, the Company, through the Bank, operated 637 banking offices in Alabama, Arizona, California, Colorado, Florida, New Mexico, and Texas. The following chart reflects the distribution of branch locations in each of the states in which the Company conducts its banking operations:

Alabama	88
Arizona	63
California	61
Colorado	37
Florida	43
New Mexico	17
Texas	328
Total	637

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
Economic Conditions
The Company's operations and customers are primarily concentrated in the Sunbelt region of the United States, particularly in Alabama, Arizona, California, Colorado, Florida, New Mexico and Texas. In terms of geographic distribution, approximately 52% of the Company’s total deposits and 51% of its branches are located in Texas, while Alabama represents approximately 24% of the Company’s total deposits. While the Company's ability to conduct business and the demand for the Company's products is impacted by the overall health of the United States economy, local economic conditions in the Sunbelt region, and specifically in the states in which the Company conducts business, also significantly affect demand for the Company's products, the ability of borrowers to repay loans and the value of collateral securing loans.
One key indicator of economic health is the unemployment rate. During 2020, the U.S. unemployment rate rose from 3.6% for December 2019 to 6.7% in December 2020 due to the impact of the COVID-19 pandemic. The following table provides a comparison of unemployment rates as of December 2020 and 2019 for the states in which the Company has a retail branch presence.

	Unemployment Rate*
State	December 2020	December 2019	Change
Alabama	3.9%	2.7%	1.2
Arizona	7.5%	4.5%	3.0
California	9.0%	3.9%	5.1
Colorado	8.4%	2.5%	5.9
Florida	6.1%	2.9%	3.2
New Mexico	8.2%	4.8%	3.4
Texas	7.2%	3.5%	3.7
    * Source: United States Department of Labor, Bureau of Labor Statistics as of December 2020

A key driver of the unemployment rate has been the decline in nonfarm payroll which has been negatively impacted by the COVID-19 pandemic. The following table provides a comparison of nonfarm payroll at December 2020 to December 2019.

	Nonfarm Payroll*
	December 2020	December 2019	Change
State	(In Thousands)
Alabama	2,059.0	2,093.2	(34.2)
Arizona	2,945.3	3,025.6	(80.3)
California	16,297.3	17,711.8	(1,414.5)
Colorado	2,682.3	2,832.2	(149.9)
Florida	8,710.1	9,128.3	(418.2)
New Mexico	800.1	865.2	(65.1)
Texas	12,594.9	13,029.8	(434.9)
* Source: United States Department of Labor, Bureau of Labor Statistics as of December 2020
Combined, the seven-state Sunbelt region in which the Company operates accounted for approximately 28% of the total decrease in nonfarm payroll in the U.S. in 2020. The largest year-over-year decrease nationally occurred in California, Florida and Texas, with California accounting for 15% of the total decrease in total nonfarm payroll in 2020.
Another economic indicator of health is the real estate market, and in particular changes in residential home prices. After 2008, the national real estate market experienced a significant decline in value, and the value of real estate in certain Southeastern and Southwestern states in particular declined significantly more than real estate values in the United States as a whole. Recent data suggests that the housing market throughout the United States continues to strengthen and home prices have recaptured most of the value lost during the economic downturn and have not been negatively impacted by the COVID-19 pandemic.
The following table presents changes in home prices since the end of 2007 and changes in home prices during 2020 for the states in which the Company operates. During 2020 home prices increased equal to or higher than the national average in all of the states in which the Company operates a retail branch network except California and Texas. Additionally, home prices were above 2007 levels in all states.

	Percentage Change in	Percentage Change in
State	Home Prices since 2007*	Home Prices during 2020*
Alabama	17.6%	4.5%
Arizona	15.0%	6.2%
California	20.0%	2.8%
Colorado	71.2%	3.7%
Florida	14.2%	4.5%
New Mexico	9.8%	4.7%
Texas	61.6%	3.1%
U.S. National Average	24.3%	3.7%
* Source: Home price data from FHFA House price index through the third quarter of 2020
Segment Information
The Company is organized along lines of business. Each line of business is a strategic unit that serves a particular group of customers with certain common characteristics by offering various products and services. The lines of business results include certain overhead allocations and intercompany transactions. At December 31, 2020, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.
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
For financial information regarding the Company’s segments, which are presented by line of business, as of and for the years ended December 31, 2020, 2019 and 2018, see Note 21, Segment Information, in the Notes to the Consolidated Financial Statements.
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

The table below shows the Company’s deposit market share ranking by state in which the Company operates based on deposits of FDIC-insured institutions as of June 30, 2020, the last date such information is available from the FDIC:

Table 1
Deposit Market Share Ranking

Deposit Market
State	Share Rank*
Alabama	2nd
Arizona	5th
California	30th
Colorado	14th
Florida	21st
New Mexico	11th
Texas	4th
*Source: SNL Financial
Employees
At December 31, 2020, the Company had approximately 10,410 full-time equivalent employees. None of the Company's employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company's relations with the employees are good.
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
The legislative, regulatory and supervisory framework governing the financial services sector has significantly changed since the financial crisis, as well as in response to other factors, such as technological and market changes. Moreover, the intensity of supervisory and regulatory scrutiny and regulatory enforcement and fines have also increased across the banking and financial services sector. With the change of administration, it is possible that the focus of legislative, regulatory and supervisory efforts, as well as the intensity of such efforts, may continue to change.
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
In October 2019, the federal banking agencies issued the Tailoring Rules, which adjust the thresholds at which certain enhanced prudential standards and capital and liquidity requirements apply to FBOs, including BBVA, and the U.S. IHCs of FBOs, including the Company, pursuant to the EGRRCPA. These rules establish risk-based categories for FBOs and their U.S. IHCs that determine whether and to what extent enhanced prudential standards and certain capital and liquidity requirements apply to FBOs and their U.S. IHCs. BBVA is classified as a Category IV FBO as it has $100 billion in combined U.S. assets. The Company was not initially classified in any of the categories because it had less than $100 billion in total consolidated assets.
As a result, BBVA and the Company are now generally subject to less restrictive enhanced prudential standards and capital and liquidity requirements than under previously applicable regulations, as described in more detail in the relevant sections below. The Company had an average of $100 billion or more of total consolidated assets over the preceding four calendar quarters as of December 31, 2020, and it became a Category IV U.S. IHC under the Tailoring Rules. As a result, certain enhanced prudential standards and capital and liquidity requirements will again apply to the Company and the Bank following any applicable phase-in or transition periods. The Company is currently evaluating what effect these final rules will have on the Company, its subsidiaries, or these entities’ activities, financial condition and/or results of operations.
Permitted Activities
Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than five percent of the voting shares of, any company engaged in the following activities:
•banking or managing or controlling banks;
•furnishing services to or performing services for its subsidiaries; and
•engaging in activities that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking, including:
•factoring accounts receivable;
•making, acquiring, brokering or servicing loans and usual related activities;
•leasing personal or real property;
•operating a non-bank depository institution, such as a savings association;
•performing trust company functions;
•providing financial and investment advisory activities;
•conducting discount securities brokerage activities;
•underwriting and dealing in government obligations and money market instruments;
•providing specified management consulting and counseling activities;

•performing selected data processing services and support services;
•acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;
•performing selected insurance underwriting activities;
•providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and
•issuing and selling money orders and similar consumer-type payment instruments.
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
As discussed above, under the EGRRCPA and Tailoring Rules, the Company is now exempt from many enhanced prudential standards, with the exception of risk committee requirements and any requirements applicable to BBVA and its combined U.S. operations that affect the Company, including certain liquidity and risk management requirements. Under the Tailoring Rules, however, certain enhanced prudential standards will once again apply to the Company following a transition period since it is a Category IV U.S. IHC under the Tailoring Rules.
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
Under the U.S. Basel III final rule, the Company’s and the Bank’s assets, exposures, and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios for the Company and the Bank:
•CET1 Risk-Based Capital Ratio, represents the ratio of CET1 capital to risk-weighted assets. CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions, including with respect to goodwill, intangible assets, certain deferred tax assets, and accumulated other comprehensive income. Under the U.S. Basel III final rule, the Company made a one-time election to filter certain accumulated other comprehensive income components, with the result that those components are not recognized in the Company’s CET1. In July 2019, the FDIC, the Federal Reserve Board and the OCC issued final rules that simplify the capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that an institution could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as simplify the recognition and calculation of minority interests that are includable in regulatory capital, for non-advanced approaches banking organizations, including the Company and the Bank as they have less than $250 billion in total assets. Banking organizations were required to adopt these changes by the quarter beginning on April 1, 2020.
•Tier 1 Risk-Based Capital Ratio, represents the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock, and certain qualifying capital instruments.
•Total Risk-Based Capital Ratio, represents the ratio of total capital, including CET1 capital, Tier 1 capital, and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.
•Tier 1 Leverage Ratio, represents the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets, and certain other deductions).
In August 2020, the U.S. federal banking agencies adopted a final rule altering the definition of eligible retained income in their respective capital rules. Under the new rule, eligible retained income is the greater of a firm’s (i) net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (ii) average net income over the preceding four quarters. This definition applies with respect to all of the Company’s capital requirements. In addition, in December 2018, the U.S. federal banking agencies finalized rules that permits bank holding companies and banks to phase-in the day-one retained earnings impact of the current expected credit losses accounting standard over a period of three years for regulatory capital purposes. As part of its response to the impact of COVID-19, the U.S. federal banking agencies issued another final rule that provides the option to temporarily delay certain effects of the current expected credit losses accounting standard on regulatory capital for two years, followed by a three-year transition period. The final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting the current expected credit losses accounting standard and 25% of the cumulative change in the reported allowance for credit losses since adopting the current expected credit losses accounting standard. The Company and the Bank have elected to adopt this final rule.
The U.S. Basel III final rule also requires banking organizations to maintain a capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The capital conservation buffer requirement is 2.5% and is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. As a result of the Tailoring Rules, the Company had not been subject to the stress buffer requirements, but as a result of becoming a Category IV U.S. IHC, the Company will be required to maintain the applicable stress buffer requirement, instead of the capital conservation buffer. For further discussion of the stress buffer requirements, see Stress Buffer Requirements.
The total minimum regulatory capital ratios and well-capitalized minimum ratios are reflected in the table below. The Federal Reserve Board has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III final rule. For purposes of the Federal Reserve Board’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a Total Risk-Based Capital Ratio of 8.0% or greater. If the Federal Reserve Board were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2020, would exceed such revised well-capitalized standard. The Federal Reserve Board may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile, and growth plans.
Capital Ratios as of December 31, 2020
The table below shows certain regulatory capital ratios for the Company and the Bank as of December 31, 2020 using the Transitional Basel III regulatory capital methodology applicable to the Company during 2020.

Table 2
Capital Ratios

	Regulatory Minimum for Company and Bank (1)	Minimum Ratio + Capital Conservation Buffer (2)	Well-Capitalized Minimum for the Bank	The Company	The Bank
CET 1 Risk-Based Capital Ratio	4.5%	7.0%	6.5%	13.28%	12.24%
Tier 1 Risk-Based Capital Ratio	6.0%	8.5%	8.0%	13.61%	12.24%
Total Risk-Based Capital Ratio	8.0%	10.5%	10.0%	15.79%	14.42%
Leverage Ratio	4.0%	N/A	5.0%	9.07%	8.32%
(1) Regulatory minimum requirements do not include the capital conservation buffer, which must be maintained in addition to meeting regulatory minimum requirements in order to avoid automatic restrictions on capital distributions and certain discretionary bonus payments.
(2) Reflects the capital conservation buffer of 2.5%.
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
Single Counterparty Credit Limits
In June 2018, the Federal Reserve Board issued a final rule implementing single counterparty credit limits applicable to the combined U.S. operations of major FBOs and to certain large U.S. IHCs of FBOs. The rule imposes percentage limitations on a firm’s net credit exposures to individual counterparties (aggregated based on affiliation), generally as a percentage of the firm’s tier 1 capital. As a result of the Tailoring Rules, the Company is not subject to the single counterparty credit limits rule. BBVA became subject to single counterparty credit limits with respect to its combined U.S. operations starting in July 2020. However, under the Tailoring Rules, BBVA may elect to comply with home-country single counterparty credit limits instead of the Federal Reserve Board’s rule. If BBVA were to elect to comply with the Federal Reserve Board’s rule, the Federal Reserve Board’s single counterparty credit limits could adversely affect the Company’s financial position.
Periodic Capital Plans and Stress Testing
The Company has been required to submit periodic capital plans to the Federal Reserve Board and generally could pay dividends and make other capital distributions only in accordance with a capital plan as to which the Federal Reserve Board had not objected as part of the Federal Reserve Board’s annual CCAR process. In addition to capital planning requirements the Company and the Bank have been subject to stress testing requirements under the Federal Reserve Board’s enhanced prudential standards and the Dodd-Frank Act. The Company has been required to conduct periodic company-run stress tests and has been subject to periodic supervisory stress tests conducted by the Federal Reserve Board.
As a result of the Tailoring Rules, the Company and the Bank were not required to participate in the CCAR process in 2020 and were not subject to the Federal Reserve Board’s stress testing requirements. As a result of becoming a Category IV U.S. IHC, the Company will be subject to these requirements after the applicable transition period which will be used to determine its stress capital buffer requirement.
The Company remains subject to the requirement to develop and maintain a capital plan, and the board of directors (or designated subcommittee thereof) remain subject to the requirements to review and approve the capital plan.
Stress Buffer Requirements
In March 2020, the Federal Reserve Board issued a final rule to integrate its capital planning and stress testing requirements with certain ongoing regulatory capital requirements. The final rule applies to the consolidated operations of U.S. IHCs and introduces a stress capital buffer and related changes to the capital planning and stress testing processes.
For risk-based capital requirements, the stress capital buffer replaces the existing Capital Conservation Buffer of 2.5%. Under the final rule, beginning in the 2020 CCAR cycle, a covered bank holding company will be required to calculate a stress capital buffer equal to the greater of (i) the difference between its starting and minimum projected CET1 Risk-Based Capital Ratio under the severely adverse scenario in the supervisory stress test, plus the sum of the dollar amount of the firm’s planned common stock dividends for each of the fourth through seventh quarters of the planning horizon as a percentage of risk-weighted assets, or (ii) 2.5%.

The final rule also makes related changes to the capital planning and stress testing process. Among other changes, the revised capital plan rule eliminates the assumption that a covered bank holding company’s balance sheet assets would increase over the planning horizon. In addition, provided that a covered bank holding company is otherwise in compliance with automatic restrictions on distributions under the Federal Reserve’s capital rules, the covered bank holding company will no longer be required to seek prior approval to make capital distributions in excess of those included in its capital plan.
As a result of the Tailoring Rules, the Company was not subject to the stress buffer requirements in 2020. Because the Company became a Category IV U.S. IHC as of December 31, 2020, it will be subject to the stress buffer requirements going forward.
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
As of June 30, 2020, the DIF reserve ratio fell to 1.30%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.
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
In June 2020, the five federal agencies finalized amendments to the Volcker Rule's restrictions on ownership interests in and relationships with covered funds. Among other things, these amendments permit banking entities to have relationships with and offer additional financial services to additional types of funds and investments vehicles. The Company is of the view that the impact of the Volcker Rule, including the recent amendments to the Volcker Rule, is not material to its business operations.

Consumer Protection Regulations
Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers, and the Company is subject to supervision and regulation by the CFPB with respect to consumer protection laws. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:
•the federal Truth-In-Lending Act and Regulation Z issued by the CFPB, governing disclosures of credit terms to consumer borrowers;
•the Home Mortgage Disclosure Act and Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•the Equal Credit Opportunity Act and Regulation B issued by the CFPB, prohibiting discrimination on the basis of various prohibited factors in extending credit;
•the Fair Credit Reporting Act and Regulation V issued by the CFPB, governing the use and provision of information to consumer reporting agencies;
•the Fair Debt Collection Practices Act and Regulation F issued by the CFPB, governing the manner in which consumer debts may be collected by collection agencies;
•the Service Members Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability; and
•the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.
Deposit operations also are subject to, among others:
•the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;
•Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers;
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•the Electronic Fund Transfer Act and Regulation E issued by the CFPB, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.
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
The CFPB has promulgated, and continues to promulgate, many mortgage-related rules since it was established under the Dodd-Frank Act including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages.

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
U.S. Liquidity Standards
The Federal Reserve Board evaluates the Company’s liquidity as part of the supervisory process. As a result of the Tailoring Rules, the Company, as a Category IV U.S. IHC, is exempt from the LCR and the NSFR.
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
The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
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
The OCC recently finalized amendments to its CRA rules that do not apply to the Bank, and the Federal Reserve separately proposed different amendments to its CRA rules that would apply to the Bank. It is too early to tell whether and to what extent the Federal Reserve will adopt the amendments to the CRA rules applicable to the Bank. In the past, the banking agencies have aligned their CRA regulations.
Commercial Real Estate Lending
Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:
•total reported loans for construction, land development and other land represent 100 percent or more of the institution's total capital, or
•total commercial real estate loans represent 300 percent or more of the institution's total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

In addition, the Dodd-Frank Act contains provisions that may impact the Company's business by reducing the amount of its commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets, and the Company is subject to rules issued by the banking agencies to implement these requirements.
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
States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act, which went into effect on January 1, 2020. California voters also recently passed the California Privacy Rights Act, which will take effect on January 1, 2023, and significantly modify the CCPA, imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring the Company to incur additional costs and expenses in an effort to comply. The Company continues to assess the requirements of such laws and proposed legislation and their applicability to the Company. Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with the Company’s understanding.
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
FDIC Recordkeeping Requirements
FDIC rules impose recordkeeping requirements for FDIC-insured institutions with 2 million or more deposit accounts, which includes the Bank. The rules generally requires each covered institution to maintain complete and accurate information needed to determine deposit insurance coverage with respect to each deposit account. In addition, each covered institution must ensure that its information technology system is able to calculate the insured amount for most depositors within 24 hours of failure. Compliance was required by April 1, 2020.
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
During the year ended December 31, 2020, the Company did not knowingly engage in activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under the specified executive orders.
Because the Company is controlled by BBVA, the Company's disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of BBVA and its consolidated subsidiaries that are not controlled by the Company. During the year ended December 31, 2020, the BBVA Group had the following activities, transactions and dealings requiring disclosure under Section 13(r) of the Exchange Act.

Iranian embassy-related activity. On a continuing basis, the BBVA Group maintains bank accounts in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the year ended December 31, 2020, from embassy-related activity, which include fees and/or commissions, did not exceed $129. The BBVA Group does not allocate direct costs to fees and commissions and, therefore, has not disclosed a separate profit measure.
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
MARKET AND LIQUIDITY RISKS:
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
To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in this section captioned “Risk Factors,” including those risks related to market, credit, geopolitical and business operations.

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
At December 31, 2020, residential real estate loans totaled $13.3 billion, or 20.3% of the Company’s loan portfolio and commercial real estate loans totaled $13.6 billion, or 20.7% of the Company’s loan portfolio. Declining residential real estate prices have historically caused cyclically higher delinquencies and losses on residential mortgage loans and home equity lines of credit. These conditions have resulted in losses, write-downs and impairment charges in the Company's mortgage and other business units.
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
Effective liquidity management is essential for the operation of the Company’s business. The Company requires sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on debt obligations as they come due and other cash commitments under both normal operating conditions and unpredictable circumstances causing industry or general financial market stress. The Company’s access to funding sources in amounts adequate to finance activities on terms that are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. The Company’s access to deposits may also be affected by the liquidity needs of the Company’s depositors. In particular, a majority of the Company’s liabilities during 2020 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of the Company’s assets were loans, which cannot be called or sold in the same time frame. Although the Company has historically been able to replace maturing deposits and advances as necessary, the Company might not be able to replace such funds in the future, especially if a large number of the Company’s depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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
In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. Such low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest we earn on loans and other earning assets, while also likely requiring us to pay to maintain our deposits with the Federal Reserve Bank. Our systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on our activities and financial results.
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
In particular, any such transition, action or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products and transactions, including any LIBOR-linked securities such as the Company’s Series A Preferred Stock, Capital Securities, loans and derivatives that are included in our financial assets and liabilities;

•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products and transactions, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding securities, related hedging transactions, loans and derivatives;
•Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of provisions in LIBOR based products and transactions such as fallback language or other related provisions, including in the case of fallbacks to the alternative reference rates, regarding any economic, legal, operational or other impact resulting from the fundamental differences between U.S. dollar LIBOR, or other LIBORs or other benchmarks that are being replaced or reformed, on the one hand, and the various alternative reference rates, on the other;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products and transactions to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
In addition, the U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition away from U.S. dollar LIBOR as soon as practicable and to stop entering into new contracts that use U.S. dollar LIBOR by December 31, 2021.
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
As of December 31, 2020, energy-related loan balances represented approximately 3.6 percent of the Bank’s total loan portfolio. This amount is comprised of loans directly related to energy, such as exploration and production, pipeline transportation of natural gas, crude oil and other refined petroleum products, oil field services, and refining and support. In late 2014, oil prices began to decline and continued to decline through the first half of 2016, which at the time had and continues to have an adverse effect on some of the Bank’s borrowers in this portfolio and on the value of the collateral securing some of these loans. The recent steep decline in oil prices, including, at times, dropping below zero dollars per barrel, in March and April 2020 has again adversely impacted and may continue to adversely impact some of the Bank’s customers in this industry, including with respect to the cash flows of such customers which could impair their ability to service any loans outstanding to them and/or reduce demand for loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could adversely affect the Company's business, financial condition or results of operations. Furthermore, energy production and related industries represent a significant part of the economies in some of the Bank’s primary markets. A prolonged period of low or volatile oil prices could have a negative impact on the economies and real estate markets of states such as Texas, which could adversely affect the Company's business, financial condition or results of operations.
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

CREDIT RISKS:
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
Like other financial institutions, the Company maintains allowances for credit losses to provide for loan defaults and nonperformance. The Company's allowances for credit losses may not be adequate to cover eventual loan losses, and future provisions for credit losses could materially and adversely affect the Company's financial condition and results of operations. In addition, beginning in 2020, the FASB's Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326), substantially changed the accounting for credit losses under current U.S. GAAP standards. Under the prior U.S. GAAP standards, credit losses were not reflected in financial statements until it was probable that the credit loss has been incurred. Under this ASU, an entity is required to reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. This ASU may have a negative impact on the Company’s reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to affiliates) since it accelerates the recognition of estimated credit losses. As part of its response to the impact of COVID-19, the U.S. federal banking agencies issued a final rule that provides the option to temporarily delay certain effects of this accounting standard on regulatory capital for two years, followed by a three-year transition period. The final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting the accounting standard and 25% of the cumulative change in the reported allowance for credit losses since adopting the current expected credit losses accounting standard.
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
OPERATING RISKS:
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
The federal banking regulators have issued joint guidance on executive compensation designed to help ensure that a banking organization's incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules affecting the structure and reporting of incentive compensation. The federal banking regulators and SEC proposed such rules in 2011 and issued revised proposed rules in 2016. The Company cannot predict if or when these rules will be adopted.
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
REGULATORY AND COMPLIANCE RISKS:
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
The Company is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which the Company may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers and depositors and are not designed to protect security-holders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. In addition, actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement may also be materially adverse to the Company and its shareholder or may require the Company to expend significant time and resources to comply with such requirements.
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
In addition, as a result of the Tailoring Rules, the Company and the Bank are now subject to less restrictive capital and liquidity requirements and enhanced prudential standards than in past years. However, the Company became a Category IV U.S. IHC under the Tailoring Rules as of December 31, 2020, it will again be subject to certain additional capital and liquidity requirements and enhanced prudential standards applied to the Company in past years following applicable transition periods.
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
In addition, with the change of administration, it is possible that the focus of legislative, regulatory and supervisory efforts, as well as the intensity of such efforts, may change. The new administration's agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, limits on share buybacks and dividends. The Company also expect reform proposals for the short-term wholesale markets. It is too early for us to assess which, if any, of these policies would be implemented and what their impact on the Company's business, financial condition or results of operations would be.
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
STRATEGIC AND REPUTATIONAL RISKS:
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
RISKS RELATING TO THE COMPANY'S SECURITIES:
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
Spanish judicial authorities are investigating the activities of Centro Exclusivo de Negocios y Transacciones, S.L. (Cenyt). Such investigation includes the provision of services by Cenyt to BBVA. On 29th July, 2019, BBVA was named as an official suspect (investigado) in a criminal judicial investigation (Preliminary Proceeding No. 96/2017 – Piece No. 9, Central Investigating Court No. 6 of the National High Court) for alleged facts which could be constitutive of bribery, revelation of secrets and corruption. On February 3, 2020, BBVA was notified by the Central Investigating Court No. 6 of the National High Court of the order lifting the secrecy of the proceedings. Certain current and former officers and employees of the BBVA Group, as well as former directors have also been named as investigated parties in connection with this investigation. BBVA has been and continues to be proactively collaborating with the Spanish judicial authorities, including sharing with the courts the relevant information obtained in the internal investigation hired by the entity in 2019 to contribute to the clarification of the facts. As of the date of this Annual Report on Form 10-K, no formal accusation against BBVA has been made. This criminal judicial proceeding is in the pre-trial phase. Therefore, it is not possible at this time to predict the scope or duration of such proceeding or any related proceeding or its or their possible outcomes or implications for the BBVA Group, including any fines, damages or harm to the BBVA´s Group reputation caused thereby.
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
RISKS RELATING TO THE MERGER:
The Company's ability to complete the Merger with PNC is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect the Company or cause the Merger to be abandoned.
On November 15, 2020, PNC entered into a Stock Purchase Agreement with BBVA for the purchase by PNC of 100% of the issued and outstanding shares of the Company. PNC is not acquiring BSI, Propel Venture Partners Fund I, L.P. and BBVA Processing Services, Inc. Immediately following the closing of the Stock Purchase, PNC intends to merge the Parent with and into PNC, with PNC continuing as the surviving entity. Post-closing, PNC intends to merge BBVA USA with and into PNC Bank, National Association, an indirect wholly owned subsidiary of PNC, with PNC Bank continuing as the surviving entity (the foregoing transactions, collectively, the “Merger”).
Before the Merger may be completed, various governmental approvals or consents must be obtained, including from the Federal Reserve Board and other bank regulatory agencies. These regulators may impose conditions on the completion of the Merger. Although the Company does not currently expect that any significant conditions would be imposed, there can be no assurance that there will not be, and such conditions could have the effect of delaying completion of the Merger or imposing additional costs on the completion of the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on associates and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course prior to the closing, and the Company is restricted from making certain acquisitions and taking other specified actions without the consent of PNC until the Merger is completed. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
Failure to complete the Merger could negatively impact the Company.
If the Merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and associates. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.
Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions required to effect the Merger. If the Merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the Merger.

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

	2020	2019
	(In Thousands)
Quarter Ended:
March 31	$—	$—
June 30	—	170,000
September 30	—	—
December 31	—	312,000
Year	$—	$482,000
A discussion of dividend restrictions is provided in Item 1. Business - Overview - Supervision, Regulation, and Other Factors - Dividends and in Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements.

Recent Sales of Unregistered Securities
Not Applicable.

Item 6.    Selected Financial Data
The following table sets forth summarized historical consolidated financial information for each of the periods indicated. This information should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations below and with the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The historical information indicated as of and for the years ended December 31, 2020 through 2016, has been derived from the Company's audited Consolidated Financial Statements for the years ended December 31, 2020 through 2016. Historical results set forth below and elsewhere in this Annual Report on Form 10-K are not necessarily indicative of future performance.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Summary of Operations:
Interest income	$2,981,028	$3,558,656	$3,265,274	$2,766,648	$2,530,459
Interest expense	470,504	951,623	658,696	436,481	462,778
Net interest income	2,510,524	2,607,033	2,606,578	2,330,167	2,067,681
Provision for credit losses	966,129	597,444	365,420	287,693	302,589
Net interest income after provision for credit losses	1,544,395	2,009,589	2,241,158	2,042,474	1,765,092
Noninterest income	1,192,672	1,135,944	1,056,909	1,045,975	1,055,974
Noninterest expense, including goodwill impairment (1)	4,561,718	2,866,080	2,349,960	2,311,587	2,303,522
Net (loss) income before income tax expense	(1,824,651)	279,453	948,107	776,862	517,544
Income tax expense	37,013	126,046	184,678	316,076	146,021
Net (loss) income	(1,861,664)	153,407	763,429	460,786	371,523
Noncontrolling interest	2,047	2,332	1,981	2,005	2,010
Net (loss) income attributable to BBVA USA Bancshares, Inc.	$(1,863,711)	$151,075	$761,448	$458,781	$369,513

Summary of Balance Sheet:
As of the Period-End:
Debt securities	$16,297,042	$14,032,351	$13,866,829	$13,265,725	$12,448,455
Loans and loans held for sale	65,796,353	64,058,915	65,255,320	61,690,878	60,223,112
Allowance for loan losses	(1,679,474)	(920,993)	(885,242)	(842,760)	(838,293)
Total assets	102,756,203	93,603,347	90,947,174	87,320,579	87,079,953
Deposits	85,858,381	74,985,283	72,167,987	69,256,313	67,279,533
FHLB and other borrowings	3,548,492	3,690,044	3,987,590	3,959,930	3,001,551
Shareholder's equity	11,691,362	13,386,589	13,512,529	13,013,310	12,750,707
Average Balances:
Loans and loans held for sale	$67,045,078	$64,275,473	$63,761,869	$60,419,711	$61,505,935
Total assets	102,008,134	94,293,422	89,576,037	87,358,298	91,064,360
Deposits	82,426,860	73,007,106	70,149,887	66,627,368	67,904,564
FHLB and other borrowings	3,605,422	3,968,094	4,095,054	3,973,465	4,226,225
Shareholder's equity	12,003,167	13,894,163	13,266,930	13,035,797	12,818,572
Selected Ratios:
Return on average total assets	(1.83)%	0.16%	0.85%	0.53%	0.41%
Return on average total equity	(15.51)	1.10	5.75	3.53	2.90
Average equity to average assets	11.77	14.74	14.81	14.92	14.08
(1)Noninterest expense for the years ended December 31, 2020, 2019, and 2016 includes goodwill impairment of $2.2 billion, $470.0 million, and $59.9 million, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the years ended December 31, 2020, 2019 and 2018. The Executive Overview summarizes information management believes is important for an understanding of the financial condition and results of operations of the Company. Topics presented in the Executive Overview are discussed in more detail within, and should be read in conjunction with, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. The discussion of the critical accounting policies and analysis set forth below is intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.
Executive Overview
Financial Performance
Consolidated net (loss) income attributable to the Company for 2020 was $(1.9) billion compared to $151.1 million earned during 2019. The Company's 2020 results reflected lower net interest income, higher provision for loan losses, higher noninterest expense, which includes $2.2 billion of goodwill impairment, offset by higher noninterest income.
Net interest income totaled $2.5 billion in 2020 and $2.6 billion in 2019. The net interest margin for 2020 was 2.73% compared to 3.17% for 2019. Net interest margin in 2020 was primarily impacted by the timing of the Federal Reserve Board's decrease of benchmark rates in October of 2019 and in March of 2020.
Provision for credit losses was $966.1 million for 2020 compared to $597.4 million for 2019. For 2020, provision for credit losses was comprised of $965.8 million of provision for loan losses and $331 thousand of provision for HTM security losses. The increase in provision for loan losses in 2020 reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast. During 2020, economic conditions deteriorated due to the impact of the COVID-19 health crisis. As a result, economic projections for gross domestic product declined dramatically and unemployment levels increased significantly with information related to the evolving impact of the COVID-19 health crisis. Additionally, provision for loan losses was impacted by the higher reserves in the energy portfolio due to the decrease in oil prices.
The Company recorded net charge-offs of $392.2 million during 2020 compared to $561.7 million during 2019. The decrease was due to an $54.5 million decrease in commercial, financial, and agricultural net charge-offs as well as a $86.4 million decrease in consumer direct net charge-offs and a $39.8 million decrease in consumer indirect net charge-offs.
Noninterest income was $1.2 billion for 2020 and $1.1 billion for 2019, a slight increase of $56.7 million. The increase in total noninterest income was driven by a $54.4 million increase in investment banking and advisory fees, a $7.4 million increase in money transfer income, a $46.8 million increase mortgage banking income, and a $10.8 million increase in corporate and correspondent investment sales partially offset by a $30.6 million decrease in service charges on deposit accounts and a $21.3 million decrease in other noninterest income.
Noninterest expense increased $1.7 billion to $4.6 billion for 2020 compared to 2019. The increase in noninterest expense was primarily attributable to a $2.2 billion goodwill impairment. Also, contributing to the increase was a $13.9 million increase in professional services, a $6.5 million increase in money transfer expense, and a $7.3 million increase in FDIC insurance. Partially offsetting the increase was a $15.0 million decrease in marketing, and a $17.0 million decrease in other noninterest expense.
Income tax expense was $37.0 million for 2020 compared to $126.0 million for 2019. This resulted in an effective tax rate of (2.0)% for 2020 and a 45.1% effective tax rate for 2019. The effective tax rate for 2020 was primarily driven by the unfavorable permanent difference related to goodwill impairment.
The Company's total assets at December 31, 2020 were $102.8 billion, an increase of $9.2 billion from December 31, 2019 levels. Total loans excluding loans held for sale were $65.6 billion at December 31, 2020, an increase of $1.6 billion or 2.5% from December 31, 2019 levels. The increase was primarily driven by $3.1 billion of SBA PPP loans that the Company has facilitated to assist its commercial customers during the COVID-19 pandemic.
Deposits increased $10.9 billion or 14.5% compared to December 31, 2019, driven by an increase in transaction accounts which increased 29.0%.
Total shareholder's equity at December 31, 2020 was $11.7 billion, a decrease of $1.7 billion compared to December 31, 2019.
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, which has increased unemployment levels and caused extreme volatility in the financial markets. As further discussed in “Analysis of Results of Operations,” during the fiscal year, the Company observed the impact of the pandemic on its business. The reduction in interest rates and economic forecast uncertainty that negatively impacted the provision for credit losses had the most immediate, negative impacts on the Company’s performance. Though the Company is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact the Company’s future operating results.
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
The CARES Act
The CARES Act was signed into law on March 27, 2020, and has subsequently been amended several times. Among other provisions, the CARES Act includes funding for the SBA to expand lending, relief from certain U.S. GAAP requirements to allow COVID-19-related loan modifications to not be categorized as troubled debt restructurings and a range of incentives to encourage deferment, forbearance or modification of consumer credit and mortgage contracts. One of the key CARES Act programs is the Paycheck Protection Program, which temporarily expands the Small Business Administration’s business loan guarantee program. Paycheck Protection Program loans are available to a broader range of entities than ordinary Small Business Administration loans, require deferral of principal and interest repayment, and may be forgiven in an amount equal to payroll costs and certain other expenses during either an eight-week or twenty-four-week covered period.
The CARES Act contains additional protections for homeowners and renters of properties with federally backed mortgages, including a 60-day moratorium on the initiation of foreclosure proceedings beginning on March 18, 2020 and a 120-day moratorium on initiating eviction proceedings effective March 27, 2020. Borrowers of federally backed mortgages have the right under the CARES Act to request up to 360 days of forbearance on their mortgage payments if they experience financial hardship directly or indirectly due to the coronavirus-related public health emergency. Fannie Mae and Freddie Mac have extended their moratorium on foreclosures and evictions for single family federally backed mortgages until at least February 28, 2021.
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
The CARES Act also includes several measures that temporarily adjust existing laws or regulations. These include providing the FDIC with additional authority to guarantee the deposits of solvent insured depository institutions held in noninterest-bearing business transaction accounts to a maximum amount specified by the FDIC, reinstating the FDIC’s Temporary Liquidity Guarantee Authority to guarantee debt obligations of solvent insured depository institutions or depository institution holding companies and temporarily allowing the Treasury to fully guarantee money market mutual funds. The CARES Act provides financial institutions with the option to suspend GAAP requirements for COVID-19-related loan modifications that would otherwise constitute troubled debt restructurings and further requires the federal banking agencies to defer to financial institutions’ determinations in making such suspensions.
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
In addition, the Federal Reserve Board established a range of facilities and programs to support the U.S. economy and U.S. marketplace participants in response to economic disruptions associated with COVID-19 pandemic. Through these facilities and programs, the Federal Reserve Board, relying on its authority under Section 13(3) of the Federal Reserve Act, has taken steps to directly or indirectly purchase assets from, or make loans to, U.S. companies, financial institutions, municipalities and other market participants. Some of these facilities stopped purchasing assets or making loans as of December 31, 2020.
Federal Reserve Board facilities and programs that expired as of December 31, 2020 included:
•three Main Street Loan Facilities to purchase loan participations, under specified conditions, from banks lending to small and medium U.S. businesses;
•a Primary Market Corporate Credit Facility to purchase corporate bonds directly from, or make loans directly, to eligible participants;
•a Secondary Market Corporate Credit Facility to purchase corporate bonds trading in secondary markets, including from exchange-traded funds, that were issued by eligible participants;
•a Term Asset-Backed Securities Loan Facility to make loans secured by asset-backed securities; and
•a Municipal Liquidity Facility to purchased bonds directly from U.S. state, city and county issuers.
The Federal Reserve Board facilities and programs that will expire on March 31, 2021 include:
•a Paycheck Protection Program Liquidity Facility to provide financing to related to Paycheck Protection Program loans made by banks;
•a Primary Dealer Credit Facility to provide liquidity to primary dealers through a secured lending facility;
•a Commercial Paper Funding Facility to purchase the commercial paper of certain U.S. issuers; and
•a Money Market Mutual Fund Liquidity Facility to purchase certain assets from, or make loans to, financial institutions providing financing to eligible money market mutual funds.

Capital
The Company's Tier 1 and CET1 ratios were 13.61% and 13.28%, respectively at December 31, 2020, compared to 12.83% and 12.49%, respectively at December 31, 2019, under the U.S. Basel III final rule.
For more information, see “Capital” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1. Business - Supervision, Regulation and Other Factors - Capital, and Note 16, Regulatory Capital Requirements and Dividends from Subsidiaries, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Liquidity
The Company’s sources of liquidity include customers’ interest-bearing and noninterest-bearing deposit accounts, loan principal and interest payments, investment securities, and borrowings. As a holding company, the Parent’s primary source of liquidity is the Bank. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay any dividends at December 31, 2020 and 2019 without regulatory approval.
The Parent paid no common dividends to its sole shareholder, BBVA, during 2020.
As noted in Item 1. Business - Supervision, Regulation and Other Factors, as a result of the Tailoring Rules, the Company was not subject to the LCR requirements as of December 31, 2020 but as the Company became a Category IV U.S. IHC under the Tailoring Rules as of December 31, 2020, it will be subject to the LCR requirements again in the future. At December 31, 2020, the Company's LCR was 144% and was fully compliant with the LCR requirements.
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
Critical Accounting Policies and Estimates
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
Allowance for Loan Losses: Management’s policy is to maintain the allowance for loan losses at a sufficient level reflecting management's estimate of expected losses over the life of the portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectability of the loan portfolio.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, gross domestic product, or other relevant factors. The Company has internally developed a macroeconomic forecast which projects over a four-year reasonable and supportable forecast period. Management may change the horizon of the forecast based on changes in sources of forecast information or management's ability to develop a reasonable and supportable forecast. After the reasonable and supportable forecast period, the Company reverts to long run historical average default probabilities and loss severities using a linear function, with a variable speed determined on a portfolio basis.

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
The computation of the fair value estimate is based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain valuation assumptions used in management’s calculation could result in differences in the results of the impairment test. None of the Company's reporting units were at risk of failing the goodwill impairment test as of December 31, 2020. See “Goodwill” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Note 7, Goodwill, in the Notes to the Consolidated Financial Statements for a detailed discussion of the impairment testing process.
Recently Issued Accounting Standards Not Yet Adopted
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard will have an immaterial impact on the financial condition and results of operations of the Company.
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

This ASU is effective as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of applying the elections in this ASU but has not modified any contracts, hedging relationships, or other transactions.
Analysis of Results of Operations
Consolidated net (loss) income attributable to the Company totaled $(1.9) billion, $151.1 million, and $761.4 million for 2020, 2019 and 2018, respectively. The Company's 2020 results reflected lower net interest income, higher provision for loan losses, higher noninterest expense, which includes $2.2 billion of goodwill impairment, offset by higher noninterest income.
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
2020 compared to 2019
Net interest income totaled $2.5 billion in 2020 and $2.6 billion in 2019. Net interest income on a fully taxable equivalent basis totaled $2.6 billion in 2020 and $2.7 billion in 2019.
Net interest margin was 2.73% in 2020 compared to 3.17% in 2019. The 44 basis point decrease in net interest margin was primarily driven by the timing of the Federal Reserve Board's decrease of benchmark rates in October of 2019 and in March of 2020.
The fully taxable equivalent yield for 2020 for the loan portfolio was 4.02% compared to 4.89% for the prior year. The 87 basis point decrease was primarily driven by the impact of higher interest rates during the first half of 2019 as the Federal Reserve Board did not lower benchmark rates until the second half of 2019 and in March 2020.
The fully taxable equivalent yield on the total investment securities portfolio was 1.76% for 2020, compared to 2.30% for the prior year. The 54 basis point decrease was a result of lower interest rates for 2020 compared to 2019 as well as higher levels of premium amortization as actual and expected prepayments increased.
The average rate paid on interest bearing deposits was 0.62% for 2020 compared to 1.49% for 2019 and reflects the impact of lower funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate on FHLB and other borrowings during 2020 was 1.99% compared to 3.43% for the prior year. The 144 basis point decrease was primarily driven by the impact of lower rate FHLB advances as well as the impact of fair value hedges on other borrowings.
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

Table 3
Consolidated Average Balance and Yield/ Rate Analysis

	December 31, 2020			December 31, 2019			December 31, 2018
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$67,045,078	$2,698,114	4.02%	$64,275,473	$3,144,471	4.89%	$63,761,869	$2,960,170	4.64%
Total debt securities – AFS	5,825,301	58,876	1.01	8,520,287	168,031	1.97	11,390,313	222,627	1.95
Debt securities – HTM (tax exempt) (3)	500,695	15,953	3.19	624,907	22,594	3.62	787,453	27,550	3.50
Debt securities – HTM (taxable)	8,093,187	179,079	2.21	4,656,678	126,911	2.73	1,511,284	39,797	2.63
Total debt securities - HTM	8,593,882	195,032	2.27	5,281,585	149,505	2.83	2,298,737	67,347	2.93
Trading account securities (3)	203,913	3,964	1.94	110,995	2,953	2.66	122,132	3,212	2.63
Securities purchased under agreements to resell (4)	1,207,097	37,896	3.14	857,171	38,089	4.44	129,000	9,375	7.27
Other (5)	10,719,257	31,811	0.30	4,869,724	107,145	2.20	2,818,283	54,205	1.92
Total earning assets	93,594,528	3,025,693	3.23	83,915,235	3,610,194	4.30	80,520,334	3,316,936	4.12
Noninterest earning assets:
Cash and due from banks	888,146			973,779			691,166
Allowance for credit losses	(1,497,922)			(950,306)			(859,475)
Net unrealized gain (loss) on investment securities available for sale	99,960			(76,200)			(282,517)
Other noninterest earning assets	8,923,422			10,430,914			9,506,529
Total assets	$102,008,134			$94,293,422			$89,576,037
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$13,649,238	54,570	0.40	$9,048,948	95,709	1.06	$7,950,561	48,599	0.61
Savings and money market accounts	36,073,927	168,737	0.47	28,546,260	354,286	1.24	26,247,253	224,009	0.85
Certificates and other time deposits	8,196,738	133,806	1.63	14,780,464	328,161	2.22	14,784,632	244,682	1.65
Total interest bearing deposits	57,919,903	357,113	0.62	52,375,672	778,156	1.49	48,982,446	517,290	1.06
FHLB and other borrowings	3,605,422	71,848	1.99	3,968,094	136,164	3.43	4,095,054	130,372	3.18
Federal funds purchased and securities sold under agreements to repurchase (4)	1,249,629	41,018	3.28	857,922	36,736	4.28	109,852	8,953	8.15
Other short-term borrowings	12,158	525	4.32	14,963	567	3.79	68,423	2,081	3.04
Total interest bearing liabilities	62,787,112	470,504	0.75	57,216,651	951,623	1.66	53,255,775	658,696	1.24
Noninterest bearing deposits	24,506,957			20,631,434			21,167,441
Other noninterest bearing liabilities	2,710,898			2,551,174			1,885,891
Total liabilities	90,004,967			80,399,259			76,309,107
Shareholder’s equity	12,003,167			13,894,163			13,266,930
Total liabilities and shareholder’s equity	$102,008,134			$94,293,422			$89,576,037
Net interest income/net interest spread		$2,555,189	2.48%		$2,658,571	2.64%		$2,658,240	2.88%
Net interest margin			2.73%			3.17%			3.30%
Taxable equivalent adjustment		44,665			51,538			51,662
Net interest income		$2,510,524			$2,607,033			$2,606,578
(1)Loans include loans held for sale and nonaccrual loans.
(2)Interest income includes loan fees for rate calculation purposes.
(3)Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.
(4)Yield/rate reflects impact of balance sheet offsetting. See Note 14, Securities Financing Activities.
(5)Includes federal funds sold, interest bearing deposits, interest bearing deposits with the Federal Reserve and other earning assets.

Table 4
Volume and Yield/ Rate Variances (1)

	2020 compared to 2019			2019 compared to 2018
	Change due to			Change due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(Dollars in Thousands, yields on a fully taxable equivalent basis)
Interest income on:
Total loans	$130,797	$(577,154)	$(446,357)	$24,011	$160,290	$184,301
Total debt securities available for sale	(42,953)	(66,202)	(109,155)	(56,584)	1,988	(54,596)
Total debt securities held to maturity	79,636	(34,109)	45,527	84,510	(2,352)	82,158
Trading account securities	1,968	(957)	1,011	(296)	37	(259)
Securities purchased under agreements to resell	12,894	(13,087)	(193)	33,681	(4,967)	28,714
Other (2)	63,976	(139,310)	(75,334)	44,198	8,742	52,940
Total earning assets	$246,318	$(830,819)	$(584,501)	$129,520	$163,738	$293,258

Interest expense on:
Interest bearing demand deposits	$35,045	$(76,184)	$(41,139)	$7,494	$39,616	$47,110
Savings and money market accounts	76,115	(261,664)	(185,549)	21,062	109,215	130,277
Certificates and other time deposits	(121,902)	(72,453)	(194,355)	(69)	83,548	83,479
Total interest bearing deposits	(10,742)	(410,301)	(421,043)	28,487	232,379	260,866
FHLB and other borrowings	(11,511)	(52,805)	(64,316)	(4,132)	9,924	5,792
Federal funds purchased and securities sold under agreements to repurchase	14,182	(9,900)	4,282	33,917	(6,134)	27,783
Other short-term borrowings	(115)	73	(42)	(1,930)	416	(1,514)
Total interest bearing liabilities	(8,186)	(472,933)	(481,119)	56,342	236,585	292,927
Increase (decrease) in net interest income	$254,504	$(357,886)	$(103,382)	$73,178	$(72,847)	$331
(1)The change in interest not solely due to volume or yield/rate is allocated to the volume column and yield/rate column in proportion to their relationship of the absolute dollar amounts of the change in each.
(2)Includes federal funds sold, interest bearing deposits, interest bearing deposits with the Federal Reserve and other earning assets.

Provision for Credit Losses
The provision for credit losses is the charge to earnings that management determines to be necessary to maintain the allowance for credit losses at a sufficient level reflecting management's estimate of expected losses over the life of the portfolio. The Company adopted ASC 326 effective January 1, 2020, and recorded a net of tax increase to accumulated deficit of $150.2 million as of January 1, 2020 for the cumulative effect of adoption ASC 326.
2020 compared to 2019
Provision for credit losses was $966.1 million for 2020 compared to $597.4 million for 2019. For 2020, provision for credit losses was comprised of $965.8 million of provision for loan losses and $331 thousand of provision for HTM security losses. The increase in provision for loan losses in 2020 reflected an increase in expected losses over the life of the portfolio. The primary drivers of this increase was the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast. During 2020, economic conditions deteriorated due to the impact of the COVID-19 health crisis. As a result, economic projections for gross domestic product declined dramatically and unemployment levels increased significantly with information related to the evolving impacts of the COVID-19 health crisis. Additionally, provision for loan losses was impacted by the higher reserves in the commercial portfolio due to downgrades in this portfolio.
The Company recorded net charge-offs of $392.2 million during 2020 compared to $561.7 million during 2019. The decrease was due to a $54.5 million decrease in commercial, financial, and agricultural net charge-offs as well as an $86.4 million decrease in consumer direct net charge-offs and a $39.8 million decrease in consumer indirect net charge-offs.
Net charge-offs were 0.59% of average loans for 2020 compared to 0.88% of average loans for 2019.
2019 compared to 2018
Provision for loan losses was $597.4 million for 2019 compared to $365.4 million of provision for loan losses for 2018. The increase in provision for loan losses for 2019 was primarily attributable to higher losses within the consumer direct loan portfolio as well as an increase in the allowance on individually evaluated nonperforming loans in the commercial, financial and agricultural loan portfolio.
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

Table 5
Noninterest Income

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Service charges on deposit accounts	$219,783	$250,367	$236,673
Card and merchant processing fees	192,096	197,547	174,927
Investment banking and advisory fees	138,096	83,659	77,684
Investment services sales fees	112,243	115,446	112,652
Money transfer income	106,564	99,144	91,681
Mortgage banking income	74,813	28,059	26,833
Corporate and correspondent investment sales	49,318	38,561	51,675
Asset management fees	48,101	45,571	43,811
Bank owned life insurance	20,149	17,479	17,822
Investment securities gains, net	22,616	29,961	—
Other	208,893	230,150	223,151
Total noninterest income	$1,192,672	$1,135,944	$1,056,909
2020 compared to 2019
Noninterest income was $1.2 billion for 2020 and $1.1 billion for 2019, a slight increase of $56.7 million. The increase in total noninterest income was driven by increases in investment banking and advisory fees, money transfer income, mortgage banking income, and corporate and correspondent investment sales partially offset by decreases in service charges on deposit accounts and other noninterest income.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts decreased to $219.8 million in 2020, compared to $250.4 million in 2019 driven by a general decline in consumer spending activity associated with the COVID-19 pandemic as well as the Bank implementing fee waivers to offer relief for those customers impacted by the COVID-19 pandemic.
Card and merchant processing fees represent income related to customers’ utilization of their debit and credit cards, as well as interchange income and merchants’ discounts. Card and merchant processing fees were $192.1 million in 2020, a decrease of $5.5 million compared to 2019.
Investment banking and advisory fees primarily represent income from BSI. Income from investment banking and advisory fees increased to $138.1 million in 2020 compared to $83.7 million in 2019 primarily due to an increase in debt capital markets activity in 2020 compared to 2019.
Investment services sales fees is comprised of mutual fund and annuity sales income and insurance sales fees. Income from investment services sales fees was $112.2 million in 2020, compared to $115.4 million in 2019.
Money transfer income represents income from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Income from money transfer services increased to $106.6 million in 2020 compared to $99.1 million in 2019, driven by an increase in transaction volumes during the year.
Mortgage banking income for 2020 was $74.8 million compared to $28.1 million in 2019. Mortgage banking income is comprised of servicing income, guarantee fees and gains on sales of mortgage loans as well as fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. The increase in mortgage banking income was driven by an increase of $17.6 million in fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs as well as $30.5 million increase in gains on sale of mortgage loans driven by increased production and sales income as lower market interest rates drove increased applications.

Corporate and correspondent investment sales represents income generated through the sales of interest rate protection contracts to corporate customers and the sale of bonds and other services to the Company's correspondent banking clients. Income from corporate and correspondent investment sales increased to $49.3 million in 2020 from $38.6 million in 2019 primarily driven by an increase in customer interest rate income due to an increase in interest rate contract sales as well as valuation adjustments on interest rate contracts.
Asset management fees are generated from money management transactions executed with the Company through trusts, higher net worth customers and other long-term clients. Asset management fees increased to $48.1 million in 2020, compared to $45.6 million in 2019.
BOLI represents income generated by the underlying investments maintained within each of the Company’s life insurance policies on certain key executives and employees. BOLI was $20.1 million in 2020 compared to $17.5 million in 2019.
Investment securities gains, net decreased to $22.6 million in 2020 compared to $30.0 million in 2019. See “—Investment Securities” for more information related to the investment securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes primarily various fees associated with letters of credit, syndication, ATMs, and foreign exchange fees. The gain (loss) associated with the sale of fixed assets is also included in other income. For 2020, other income decreased by $21.3 million due in part to a $10.0 million decrease in syndication fees and by an $11.2 million decrease in service and referral income with BBVA and its affiliates.
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
Income from money transfer services increased to $99.1 million in 2019 compared to $91.7 million in 2018 driven by an increase in transaction volumes during the year.
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
Mortgage banking income for the year ended December 31, 2019 was $28.1 million compared to $26.8 million in 2018.
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

Table 6
Noninterest Expense

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Salaries, benefits and commissions	$1,159,561	$1,181,934	$1,154,791
Professional services	306,873	292,926	277,154
Equipment	267,547	256,766	257,565
Net occupancy	163,125	166,600	166,768
Money transfer expense	74,755	68,224	62,138
Marketing	40,130	55,164	48,866
FDIC insurance	34,954	27,703	67,550
Communications	21,759	21,782	30,582
Goodwill impairment	2,185,000	470,000	—
Other	308,014	324,981	284,546
Total noninterest expense	$4,561,718	$2,866,080	$2,349,960
2020 compared to 2019
Noninterest expense was $4.6 billion for 2020, an increase of $1.7 billion compared to $2.9 billion reported in 2019. Noninterest expense increased primarily due to goodwill impairment along with increases in professional services, money transfer expense, and FDIC insurance offset in part by decreases in marketing and other noninterest expense.
Salaries, benefits and commissions expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest components of noninterest expense. Salaries, benefits and commissions expense was $1.2 billion in both 2020 and 2019.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services expense increased by $13.9 million in 2020 to $306.9 million compared to 2019 primarily driven by an $8.9 million increase in outsourcing and professional services paid to BBVA and a $3.7 million increase in other professional services.
Money transfer expense represents expense from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer expense increased to $74.8 million in 2020 compared to $68.2 million in 2019 driven by an increase in transaction volumes during the year.
Marketing decreased $15.0 million to $40.1 million in 2020 compared to $55.2 million in 2019. Approximately $2.1 million of the decrease was related to rebranding costs incurred as a result of the global rebranding strategy in 2019. The decrease was also driven by lower costs associated with direct mail investments and broadcast media and production costs.
FDIC insurance was $35.0 million in 2020 compared to $27.7 million in 2019. The primary driver of the increase was due to a decline in credit quality metrics as well as a shift in maturity dates of certain long term debt.
Communications was $21.8 million in both 2020 and 2019.

Goodwill impairment was $2.2 billion in 2020 compared to $470 million in 2019. Refer to "—Goodwill" and Note 7, Goodwill in the Notes to the Consolidated Financial Statements for further details.
Other noninterest expense represents postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO as well as other OREO associated expenses. Other noninterest expense decreased in 2020 to $308.0 million compared to $325.0 million in 2019. The decrease was primarily attributable to a $15.0 million decreased in item processing fees, $14.6 million decrease in travel expenses, $20.6 million decrease in business development and a $17.6 million decrease in legal reserves offset by a $72.0 million increase in provision for unfunded commitments.
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
Other noninterest expense increased in 2019 to $325.0 million compared to $284.5 million in 2018. The increase was primarily attributable to an $18.6 million increase in provision for unfunded commitments as well as a $16.3 million increase in fraud related charges.
Income Tax Expense
The Company’s income tax expense totaled $37.0 million, $126.0 million and $184.7 million for 2020, 2019, and 2018, respectively. The effective tax rate was (2.0)%, 45.1%, and 19.5% for 2020, 2019 and 2018, respectively.
The effective tax rate for 2020 compared to 2019 was primarily impacted by the unfavorable permanent difference related to goodwill impairment.
The increase in the effective tax rate in 2019 compared to 2018 was primarily driven by lower net income combined with an unfavorable permanent difference related to goodwill impairment.

Refer to Note 18, Income Taxes, in the Notes to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory tax rate and a discussion of uncertain tax positions and other tax matters.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $13.4 billion at December 31, 2020, compared to $5.8 billion at December 31, 2019. The increase was primarily driven by a $7.4 billion increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
The following table details the composition of the Company’s trading account assets.

Table 7
Trading Account Assets

	December 31,
	2020	2019
	(In Thousands)
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$109,142	$137,637
Interest rate contracts	616,566	313,573
Foreign exchange contracts	36,741	22,766
Total trading account assets	$762,449	$473,976
Trading account assets increased $288 million to $762 million at December 31, 2020. The increase in trading account assets primarily related to increases in interest rate derivative contracts.
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
Table 8
Composition of Debt Securities Portfolio

	December 31,
	2020	2019	2018
	(In Thousands)
Debt securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$2,146,904	$3,127,525	$5,431,467
Agency mortgage-backed securities	865,648	1,325,857	2,129,821
Agency collateralized mortgage obligations	2,731,731	2,781,125	3,418,979
States and political subdivisions	636	798	949
Total debt securities available for sale	$5,744,919	$7,235,305	$10,981,216
Debt securities held to maturity (at amortized cost):
U.S. Treasury and other U.S. government agencies	$1,291,900	$1,287,049	$—
Agency mortgage-backed securities	570,115	—	—
Collateralized mortgage obligations:
Agency	8,144,522	4,846,862	2,089,860
Non-agency	29,186	37,705	46,834
Asset-backed securities and other	48,790	52,355	61,304
States and political subdivisions (1)	467,610	573,075	687,615
Total debt securities held to maturity	$10,552,123	$6,797,046	$2,885,613
Total debt securities	$16,297,042	$14,032,351	$13,866,829
(1)Represents private placement transactions underwritten as loans but meeting the definition of a security within ASC Topic 320, Investments – Debt Securities, at origination. Additionally, the Company recorded an allowance of $2 million, at December 31, 2020, which is not included in the table above.
As of December 31, 2020, the securities portfolio included $5.7 billion in available for sale debt securities and $10.6 billion in held to maturity debt securities. Approximately 97% of the total debt securities portfolio was backed by government agencies or government-sponsored entities.
During 2020 and 2019, the Company received proceeds of $863.7 million and $2.4 billion, respectively, related to the sale of U.S. Treasury securities, agency collateralized mortgage obligations, and agency mortgage-backed securities classified as available for sale which resulted in net gains of $22.6 million and $30.0 million, respectively. There were no sales of debt securities during 2018.
The Company also purchased approximately $5.0 billion, $4.4 billion and $1.2 billion of U.S. Treasury securities, agency mortgage-backed securities, agency collateralized mortgage obligations and states and political subdivision securities classified as held to maturity during 2020, 2019 and 2018, respectively.

The maturities and weighted average yields of the debt securities available for sale and the debt securities held to maturity portfolios at December 31, 2020 are presented in the following table. Maturity data is calculated based on the next re-pricing date for debt securities with variable rates and remaining contractual maturity for securities with fixed rates. For other mortgage-backed securities excluding pass-through securities, the maturity was calculated using weighted average life. Taxable equivalent adjustments, using a 21 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Table 9
Debt Securities Maturity Schedule

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Debt securities available for sale (at fair value):
U.S. Treasury and other U.S. government agencies	$300,073	0.28%	$1,443,242	1.57%	$5,783	2.55%	$397,806	1.10%
Agency mortgage-backed securities	7,038	1.86	49,488	2.18	107,145	2.32	701,977	1.28
Agency collateralized mortgage obligations	15	3.71	11,346	1.94	38,097	2.08	2,682,273	1.08
States and political subdivisions	—	—	636	4.74	—	—	—	—
Total	$307,126		$1,504,712		$151,025		$3,782,056

Debt securities held to maturity (at amortized cost):
U.S. Treasury and other U.S. government agencies	$—	—%	$1,291,900	2.11%	$—	—%	$—	—%
Agency mortgage-backed securities	—	—	—	—	—	—	570,115	0.77
Collateralized mortgage obligations:
Agency	—	—	—	—	—	—	8,144,522	1.60
Non-agency	702	4.52	—	—	3,843	0.62	24,641	1.21
Asset-backed and other securities	—	—	—	—	75	0.31	48,715	1.19
States and political subdivisions	20,224	1.77	109,864	2.60	272,898	2.69	64,624	4.16
Total	$20,926		$1,401,764		$276,816		$8,852,617
Total securities	$328,052		$2,906,476		$427,841		$12,634,673
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

The Loan Portfolio table presents the classifications by major category at December 31, 2020, and for each of the preceding four years.
Table 10
Loan Portfolio

	December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,605,142	$24,432,238	$26,562,319	$25,749,949	$25,122,002
Real estate – construction	2,498,331	2,028,682	1,997,537	2,273,539	2,125,316
Commercial real estate – mortgage	13,565,314	13,861,478	13,016,796	11,724,158	11,210,660
Total commercial loans	$42,668,787	$40,322,398	$41,576,652	$39,747,646	$38,457,978
Consumer loans:
Residential real estate – mortgage	$13,327,774	$13,533,954	$13,422,156	$13,365,747	$13,259,994
Equity lines of credit	2,394,894	2,592,680	2,747,217	2,653,105	2,543,778
Equity loans	179,762	244,968	298,614	363,264	445,709
Credit card	881,702	1,002,365	818,308	639,517	604,881
Consumer direct	1,929,723	2,338,142	2,553,588	1,690,383	1,254,641
Consumer indirect	4,177,125	3,912,350	3,770,019	3,164,106	3,134,948
Total consumer loans	$22,890,980	$23,624,459	$23,609,902	$21,876,122	$21,243,951
Covered loans	—	—	—	—	359,334
Total loans	$65,559,767	$63,946,857	$65,186,554	$61,623,768	$60,061,263
Loans held for sale	236,586	112,058	68,766	67,110	161,849
Total loans and loans held for sale	$65,796,353	$64,058,915	$65,255,320	$61,690,878	$60,223,112
Loans and loans held for sale, net of unearned income, totaled $65.8 billion at December 31, 2020, an increase of $1.7 billion from December 31, 2019. The increase was primarily due to the impact of $3.1 billion of SBA Paycheck Protection Program loans, which are primarily categorized in the commercial, financial and agricultural category in the table above, that the Company has facilitated to assist its commercial customers during the COVID-19 pandemic as well as reflecting an increase in line of credit draws as companies responded to liquidity needs during the COVID-19 pandemic.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Consolidated Financial Statements for additional discussion.

The Selected Loan Maturity and Interest Rate Sensitivity table presents maturities of certain loan classifications at December 31, 2020, and an analysis of the rate structure for such loans with maturities greater than one year.

Table 11
Selected Loan Maturity and Interest Rate Sensitivity

	Maturity					Rate Structure For Loans Maturing Over One Year
	One Year or Less	Over One Year Through Five Years	Over Five Years Through 15 Years	Over 15 Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
	(In Thousands)
Commercial, financial and agricultural	$8,152,161	$15,191,994	$3,015,175	$245,812	$26,605,142	$5,245,533	$13,207,448
Real estate - construction	1,225,279	1,054,997	114,543	103,512	2,498,331	81,808	1,191,244
Commercial real estate - mortgage	2,875,297	7,412,114	2,669,118	608,785	13,565,314	1,868,710	8,821,307
Residential real estate - mortgage	3,830,449	6,043,107	2,884,443	569,775	13,327,774	7,172,586	2,324,739
Equity lines of credit	19,868	17,464	2,357,507	55	2,394,894	110,470	2,264,556
Equity loans	12,993	46,837	72,163	47,769	179,762	164,496	2,273
Credit card	157,094	693,559	31,049	—	881,702	—	724,608
Consumer direct	499,672	940,926	489,042	83	1,929,723	991,190	438,861
Consumer indirect	905,846	2,881,556	389,723	—	4,177,125	3,271,279	—
Total loans	$17,678,659	$34,282,554	$12,022,763	$1,575,791	$65,559,767	$18,906,072	$28,975,036
Scheduled repayments in the preceding table are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms.
Asset Quality
Nonperforming assets, which includes nonaccrual loans and loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets totaled $1.5 billion at December 31, 2020 compared to $710 million at December 31, 2019. The increase in nonperforming assets was primarily due to a $724 million increase in nonaccrual loans driven by a $272 million increase in commercial, financial and agricultural nonaccrual loans, primarily in the energy, financial services, and leisure and consumer services sectors, as well as a $344 million increase in commercial real estate - mortgage and an $88 million increase in residential real estate - mortgage. As a percentage of total loans and loans held for sale and foreclosed real estate, nonperforming assets were 2.23% at December 31, 2020 compared with 1.11% at December 31, 2019.
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
Table 12
Potential Problem Loans

	December 31,
	2020	2019
	(In Thousands)
Commercial, financial and agricultural	$566,800	$312,125
Real estate – construction	7,298	13,099
Commercial real estate – mortgage	179,316	78,428
	$753,414	$403,652

The following table summarizes asset quality information for the past five years.
Table 13
Asset Quality

	December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$540,741	$268,288	$400,389	$310,059	$596,454
Real estate – construction	25,316	8,041	2,851	5,381	1,239
Commercial real estate – mortgage	442,137	98,077	110,144	111,982	71,921
Residential real estate – mortgage	235,463	147,337	167,099	173,843	140,303
Equity lines of credit	42,606	38,113	37,702	34,021	33,453
Equity loans	10,167	8,651	10,939	11,559	13,635
Credit card	—	—	—	—	—
Consumer direct	10,087	6,555	4,528	2,425	789
Consumer indirect	24,713	31,781	17,834	9,595	5,926
Covered	—	—	—	—	730
Total nonaccrual loans	1,331,230	606,843	751,486	658,865	864,450
Nonaccrual loans held for sale	—	—	—	—	56,592
Total nonaccrual loans and loans held for sale	$1,331,230	$606,843	$751,486	$658,865	$921,042
Accruing TDRs: (1)
Commercial, financial and agricultural	$17,686	$1,456	$18,926	$1,213	$8,726
Real estate – construction	145	72	116	101	2,393
Commercial real estate – mortgage	910	3,414	3,661	4,155	4,860
Residential real estate – mortgage	53,380	57,165	57,446	64,898	59,893
Equity lines of credit	—	—	—	237	—
Equity loans	19,606	23,770	26,768	30,105	34,746
Credit card	—	—	—	—	—
Consumer direct	23,163	12,438	2,684	534	704
Consumer indirect	—	—	—	—	—
Covered	—	—	—	—	—
Total TDRs	114,890	98,315	109,601	101,243	111,322
TDRs classified as loans held for sale	—	—	—	—	—
Total TDRs (loans and loans held for sale)	$114,890	$98,315	$109,601	$101,243	$111,322
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$35,472	$6,692	$8,114	$18,136	$2,891
Real estate – construction	532	571	544	1,560	2,007
Commercial real estate – mortgage	1,104	6,576	2,420	927	—
Residential real estate – mortgage	45,761	4,641	5,927	8,572	3,356
Equity lines of credit	2,624	1,567	2,226	2,259	2,950
Equity loans	317	195	180	995	467
Credit card	21,953	22,796	17,011	11,929	10,954
Consumer direct	8,741	18,358	13,336	6,712	4,482
Consumer indirect	5,066	9,730	9,791	7,288	7,197
Covered	—	—	—	—	27,238
Total loans 90 days past due and accruing	121,570	71,126	59,549	58,378	61,542
Loans held for sale 90 days past due and accruing	—	—	—	—	—
Total loans and loans held for sale 90 days past due and accruing	$121,570	$71,126	$59,549	$58,378	$61,542
Foreclosed real estate	$11,448	$20,833	$16,869	$17,278	$21,112
Other repossessed assets	$5,846	$10,930	$12,031	$13,473	$7,587
(1)TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following table.
Table 14
Nonperforming Assets

	December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Nonaccrual loans	$1,331,230	$606,843	$751,486	$658,865	$921,042
Loans 90 days or more past due and accruing (1)	121,570	71,126	59,549	58,378	61,542
TDRs 90 days or more past due and accruing	556	414	411	751	589
Nonperforming loans	1,453,356	678,383	811,446	717,994	983,173
Foreclosed real estate	11,448	20,833	16,869	17,278	21,112
Other repossessed assets	5,846	10,930	12,031	13,473	7,587
Total nonperforming assets	$1,470,650	$710,146	$840,346	$748,745	$1,011,872
(1)Excludes loans classified as TDRs

Table 15
Asset Quality Ratios

	December 31,
	2020	2019	2018
	(Dollars in Thousands)
Nonperforming loans and loans held for sale to total loans and loans held for sale (1)	2.21%	1.06%	1.24%
Nonperforming assets to total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	2.23	1.11	1.29
Allowance for loan losses to nonperforming loans (3)	115.56	135.76	109.09
Allowance for loan losses to total loans	2.56	1.44	1.36
Nonaccrual loans to total loans and loans held for sale (4)	2.02	0.95	1.15
Allowance for loan losses to nonaccrual loans (5)	126.16	151.77	117.80
(1)Nonperforming loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
(2)Nonperforming assets include nonperforming loans, foreclosed real estate and other repossessed assets.
(3)Nonperforming loans include nonaccrual loans (including nonaccrual loans classified as TDR), accruing loans 90 days past due and accruing TDRs 90 days past due.
(4)Nonaccrual loans include nonaccrual loans and loans held for sale (including nonaccrual loans classified as TDR).
(5)Nonaccrual loans include nonaccrual loans classified as TDR.

The following table provides a rollforward of nonaccrual loans and loans held for sale.

Table 16
Rollforward of Nonaccrual Loans

	Years Ended December 31,
	2020	2019
	(In Thousands)
Balance at beginning of year	$606,843	$751,486
Additions	1,511,747	762,180
Returns to accrual	(143,481)	(133,484)
Payments and paydowns	(502,841)	(158,874)
Transfers to other real estate owned	(7,713)	(30,431)
Charge-offs	(133,325)	(584,034)
Balance at end of year	$1,331,230	$606,843
Generally, when a loan is placed on nonaccrual status, the Company applies the entire amount of any subsequent payments (including interest) to the outstanding principal balance. Consequently, a substantial portion of the interest received related to nonaccrual loans has been applied to principal. At December 31, 2020, nonaccrual loans and loans held for sale totaled $1.3 billion.
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
The following table provides a rollforward of TDR activity excluding loans held for sale.

Table 17
Rollforward of TDR Activity

	Years Ended December 31,
	2020	2019
	(In Thousands)
Balance at beginning of year	$215,481	$311,442
New TDRs	243,713	98,179
Payments/Payoffs	(135,357)	(146,984)
Charge-offs	(22,227)	(45,003)
Transfers to foreclosed real estate	—	(2,153)
Balance at end of year	$301,610	$215,481
The Company’s aggregate recorded investment in loans modified through TDRs increased to $302 million at December 31, 2020 from $215 million at December 31, 2019. Included in these amounts are $115 million at December 31, 2020 and $98 million at December 31, 2019 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
In response to the COVID-19 pandemic, beginning in March 2020 the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances are currently expected to cover periods of three to six months. In most cases, if the loans have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act they are not classified as TDRs and do not result in loans being placed on nonaccrual status. At December 31, 2020, the Company had outstanding deferrals on approximately seven thousand loans with an amortized cost of $448 million. Since March, the Company has granted deferrals on approximately 77 thousand loans with an amortized cost of $6.8 billion.
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
The total allowance for loan losses increased to $1.7 billion at December 31, 2020, from $921 million at December 31, 2019. The Company adopted ASC 326 effective January 1, 2020, and recorded a $184.9 million increase to its allowance for loan losses that was reflected as an adjustment to shareholder's equity, net of taxes. The increase was largely attributable to the residential real estate and consumer loan portfolios, given the longer asset duration associated with these portfolios.
The increase in the allowance for loan losses during 2020, reflected an increase in expected losses over the life of the loan portfolio. The most significant driver of this increase is attributable to the recognition of the COVID-19 pandemic through an update to the reasonable and supportable macroeconomic forecast included in the baseline calculation, which most significantly impacted the commercial loan portfolios, but also drove increases in the consumer loan portfolio. The macroeconomic forecast utilized as of December 31, 2020, represented the best information available at the end of the reporting period, and included the following considerations:
•Steep economic contraction in the second quarter of 2020, with a recovery starting in the third quarter of 2020.
•Substantial increase in unemployment with a peak during the second quarter of 2020 and along with a substantially slower unemployment recovery.
•Stable GDP outlook.
Although management’s overall economic outlook improved somewhat at December 31, 2020 from the prior quarters, risks to the downside increased, driven by accelerating COVID-19 cases in the Company's footprint and increased political unrest. This increased uncertainty drove the consideration of the downside scenario adjustment included in the December 31, 2020 calculation.
An additional driver of the increase in the allowance for loan losses is the recognition of the decline in oil prices on the energy portfolio. Management recognized a qualitative factor adjustment, separately from the baseline scenario considerations as oil prices are not a significant driver of the econometric models used in the baseline allowance calculation. This qualitative factor adjustment remained in place as of December 31, 2020, due to concerns around continued volatility in oil prices.
The ratio of the allowance for loan losses to total loans was 2.56% at December 31, 2020 compared 1.44% at December 31, 2019. Nonperforming loans increased to $1.5 billion at December 31, 2020 from $678 million at December 31, 2019.
Net charge-offs were 0.59% of average loans for 2020 compared to 0.88% of average loans for 2019. The decrease was due to an $54.5 million decrease in commercial, financial, and agricultural net charge-offs as well as a $86.4 million decrease in consumer direct net charge-offs and a $39.8 million decrease in consumer indirect net charge-offs.
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

Table 18
Allocation of Allowance for Loan Losses

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in Thousands)
Commercial, financial and agricultural	$658,228	40.6%	$408,197	38.2%	$393,315	40.7%	$420,635	41.8%	$458,580	41.8%
Real estate – construction	60,768	3.8	32,108	3.2	33,260	3.0	38,126	3.7	38,990	3.5
Commercial real estate – mortgage	250,324	20.7	86,525	21.7	79,177	20.0	80,007	19.0	77,947	18.7
Residential real estate – mortgage	138,419	20.3	52,084	21.1	50,591	20.6	56,151	21.7	60,021	22.1
Equity lines of credit	66,602	3.7	40,697	4.0	42,566	4.2	43,827	4.3	48,389	4.3
Equity loans	9,448	0.3	6,308	0.4	8,772	0.5	9,878	0.6	11,074	0.7
Credit card	124,840	1.3	61,331	1.6	50,453	1.3	40,765	1.0	39,361	1.0
Consumer direct	201,095	2.9	146,281	3.7	140,308	3.9	82,222	2.8	44,745	2.1
Consumer indirect	169,750	6.4	87,462	6.1	86,800	5.8	71,149	5.1	59,186	5.2
Total, excluding covered loans	1,679,474	100.0	920,993	100.0	885,242	100.0	842,760	100.0	838,293	99.4
Covered loans	—	—	—	—	—	—	—	—	—	0.6
Total	$1,679,474	100.0%	$920,993	100.0%	$885,242	100.0%	$842,760	100.0%	$838,293	100.0%

The following tables sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 19
Summary of Loan Loss Experience

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Average loans outstanding during the year	$66,886,403	$64,080,469	$63,700,464	$60,365,691	$61,425,876
Allowance for loan losses, beginning of year, prior to adoption of ASC 326	$920,993	$885,242	$842,760	$838,293	$762,673
Impact of adopting ASC 326	184,931	—	—	—	—
Allowance for loan losses, beginning of year, after adoption of ASC 326	1,105,924	885,242	842,760	838,293	762,673
Charge-offs:
Commercial, financial and agricultural	117,318	171,507	83,017	106,570	84,218
Real estate – construction	250	19	436	82	505
Commercial real estate – mortgage	9,669	2,578	3,431	9,901	4,361
Residential real estate – mortgage	2,613	7,512	9,073	10,433	8,787
Equity lines of credit	2,384	9,374	6,083	7,305	8,625
Equity loans	696	2,714	2,665	3,549	2,534
Credit card	80,034	72,410	47,509	44,073	37,349
Consumer direct	165,091	258,561	132,609	78,846	52,026
Consumer indirect	100,125	135,975	115,881	98,293	91,198
Covered	—	—	—	—	1,484
Total charge-offs	478,180	660,650	400,704	359,052	291,087
Recoveries:
Commercial, financial and agricultural	13,458	13,118	11,294	19,097	11,039
Real estate – construction	148	2,091	285	1,080	2,490
Commercial real estate – mortgage	771	579	6,317	3,904	2,747
Residential real estate – mortgage	1,691	3,673	3,798	5,827	5,751
Equity lines of credit	2,886	7,140	6,145	4,294	4,314
Equity loans	664	2,523	3,167	2,412	1,417
Credit card	7,169	7,573	5,419	3,938	2,892
Consumer direct	18,329	25,363	10,048	7,297	5,164
Consumer indirect	40,816	36,897	31,293	27,946	28,303
Covered	—	—	—	31	1
Total recoveries	85,932	98,957	77,766	75,826	64,118
Net charge-offs	392,248	561,693	322,938	283,226	226,969
Total provision for loan losses	965,798	597,444	365,420	287,693	302,589
Allowance for loan losses, end of year	$1,679,474	$920,993	$885,242	$842,760	$838,293
Net charge-offs to average loans	0.59%	0.88%	0.51%	0.47%	0.37%

Table 20
Net Charge-off Ratios

	As of and for the year ended
	December 31,
	2020	2019	2018
	(Dollars in Thousands)
Commercial, financial and agricultural	0.38%	0.62%	0.27%
Net charge-offs	$103,860	$158,389	$71,723
Average total loans	27,395,911	25,417,911	26,875,616
Real estate - construction	—%	(0.10)%	0.01%
Net charge-offs	$102	$(2,072)	$151
Average total loans	2,296,160	2,018,362	2,164,904
Commercial real estate - mortgage	0.06%	0.02%	(0.02)%
Net charge-offs	$8,898	$1,999	$(2,886)
Average total loans	13,780,127	13,088,044	11,948,850
Residential real estate - mortgage	0.01%	0.03%	0.04%
Net charge-offs	$922	$3,839	$5,275
Average total loans	13,512,284	13,422,279	13,347,558
Equity lines of credit	(0.02)%	0.08%	—%
Net charge-offs	$(502)	$2,234	$(62)
Average total loans	2,512,609	2,668,536	2,684,098
Equity loans	0.02%	0.07%	(0.15)%
Net charge-offs	$32	$191	$(502)
Average total loans	211,691	274,836	326,964
Credit Card	7.62%	7.32%	5.93%
Net charge-offs	$72,865	$64,837	$42,090
Average total loans	955,666	886,060	709,309
Consumer direct	6.87%	9.43%	5.73%
Net charge-offs	$146,762	$233,198	$122,561
Average total loans	2,137,000	2,471,802	2,138,629
Consumer indirect	1.45%	2.59%	2.41%
Net charge-offs	$59,309	$99,078	$84,588
Average total loans	4,084,955	3,832,639	3,504,536
Total loans	0.59%	0.88%	0.51%
Net charge-offs	$392,248	$561,693	$322,938
Average total loans	66,886,403	64,080,469	63,700,464
Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer segments as of December 31, 2020 and 2019.
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
The commercial, financial and agricultural portfolio segment totaled $26.6 billion at December 31, 2020, compared to $24.4 billion at December 31, 2019. This segment consists primarily of large national and international companies and small to mid-sized companies. This segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the company.
The following table provides details related to the commercial, financial, and agricultural segment.

Table 21
Commercial, Financial and Agricultural

	December 31,
	2020				2019
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$1,856,157	$34,560	$16,464	$3,233	$2,139,178	$47,261	$—	$8
Basic Materials	496,824	903	—	4	526,485	1,342	—	—
Capital Goods & Industrial Services	2,215,646	4,643	451	—	1,987,046	23,736	96	4
Construction & Construction Materials	706,978	30,837	—	—	653,157	45,243	—	—
Consumer	646,965	25,627	—	—	641,289	1,540	—	—
Healthcare	3,064,991	7,966	285	—	2,747,248	24,989	314	—
Energy	2,388,611	244,001	—	—	2,905,791	69,042	—	—
Financial Services	958,893	44,824	—	5,345	1,009,533	23,427	—	1,615
General Corporates	2,214,504	24,315	—	24,591	1,726,318	16,883	475	5,065
Institutions	3,442,650	12,755	—	—	3,166,048	400	—	—
Leisure and Consumer Services	3,709,817	105,688	296	—	2,777,440	6,957	335	—
Real Estate	1,525,687	—	—	—	1,490,985	—	—	—
Retail	475,655	2,521	190	—	483,988	1,869	236	—
Telecoms, Technology & Media	1,454,105	2,045	—	—	909,476	2,558	—	—
Transportation	983,699	56	—	2,299	903,034	3,041	—	—
Utilities	463,960	—	—	—	365,222	—	—	—
Total Commercial, Financial and Agricultural	$26,605,142	$540,741	$17,686	$35,472	$24,432,238	$268,288	$1,456	$6,692
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.6 billion at December 31, 2020, compared to $13.9 billion at December 31, 2019, and real estate - construction loans totaled $2.5 billion at December 31, 2020 and $2.0 billion at December 31, 2019.
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

Table 22
Commercial Real Estate

	December 31,
	2020				2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$416,431	$19,215	$11	$192	$419,063	$4,377	$2,048	$—
Arizona	1,030,026	77,739	—	—	1,074,395	22,549	—	—
California	1,958,178	52,730	—	28	1,992,085	—	—	28
Colorado	751,921	9,579	—	—	694,691	6,463	—	—
Florida	1,189,742	6,972	—	—	1,299,336	11,047	27	—
New Mexico	98,356	3,104	—	580	100,845	3,952	—	—
Texas	3,783,877	101,907	899	304	3,802,306	36,278	495	4,168
Other	4,336,783	170,891	—	—	4,478,757	13,411	844	2,380
	$13,565,314	$442,137	$910	$1,104	$13,861,478	$98,077	$3,414	$6,576

Table 23
Real Estate – Construction

	December 31,
	2020				2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$86,622	$—	$—	$115	$70,800	$90	$—	$115
Arizona	205,242	—	—	—	158,027	—	—	—
California	519,201	6,761	—	—	281,690	—	—	—
Colorado	110,098	—	—	—	94,260	473	—	—
Florida	162,215	—	—	—	167,346	905	—	—
New Mexico	27,734	—	128	—	18,000	242	15	—
Texas	752,453	—	17	417	747,651	5,926	57	456
Other	634,766	18,555	—	—	490,908	405	—	—
	$2,498,331	$25,316	$145	$532	$2,028,682	$8,041	$72	$571
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
Residential real estate - mortgage loans totaled $13.3 billion at December 31, 2020 and $13.5 billion at December 31, 2019. Risks associated with residential real estate - mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this segment is concentrated in the Company's footprint as indicated in the table below.

Table 24
Residential Real Estate - Mortgage

	December 31,
	2020				2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$806,396	$24,893	$8,670	$8,944	$913,683	$21,891	$11,208	$1,557
Arizona	1,360,360	14,661	7,555	2,798	1,380,589	12,111	7,645	609
California	3,759,590	40,062	5,627	2,748	3,441,689	17,941	3,383	—
Colorado	1,041,255	6,144	1,948	1,374	1,144,260	4,141	2,327	144
Florida	1,460,075	62,467	8,809	2,749	1,511,146	32,740	10,051	247
New Mexico	189,293	4,246	1,166	1,256	215,835	3,802	1,249	424
Texas	4,347,169	67,827	17,975	23,644	4,534,481	43,048	19,394	1,660
Other	363,636	15,163	1,630	2,248	392,271	11,663	1,908	—
	$13,327,774	$235,463	$53,380	$45,761	$13,533,954	$147,337	$57,165	$4,641
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 25
Residential Real Estate - Mortgage

	December 31,
	2020				2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$661,152	$140,306	$18,409	$24,774	$707,778	$96,107	$22,804	$3,736
621-680	994,304	34,633	11,063	10,195	1,074,497	23,950	10,570	114
681 – 720	1,575,523	18,564	7,701	5,591	1,704,801	9,197	7,305	144
Above 720	9,582,346	22,940	15,499	2,364	9,490,067	11,000	15,922	290
Unknown	514,449	19,020	708	2,837	556,811	7,083	564	357
	$13,327,774	$235,463	$53,380	$45,761	$13,533,954	$147,337	$57,165	$4,641

Equity lines of credit and equity loans totaled $2.6 billion at December 31, 2020 and $2.8 billion at December 31, 2019. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this segment is concentrated within the Company's footprint as indicated in the table below.

Table 26
Equity Loans and Lines

	December 31,
	2020				2019
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$402,504	$11,756	$6,120	$556	$452,102	$10,096	$7,437	$341
Arizona	255,581	5,822	2,787	217	311,875	5,475	3,674	22
California	359,947	3,615	87	110	399,494	2,528	187	165
Colorado	142,059	2,361	419	216	167,594	2,729	738	176
Florida	263,193	6,588	4,025	239	295,552	7,298	4,827	121
New Mexico	37,045	2,025	459	204	45,440	1,704	505	11
Texas	1,092,234	19,065	5,369	1,399	1,138,289	15,104	6,050	914
Other	22,093	1,541	340	—	27,302	1,830	352	12
	$2,574,656	$52,773	$19,606	$2,941	$2,837,648	$46,764	$23,770	$1,762

The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.

Table 27
Equity Loans and Lines

	December 31,
	2020				2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$167,038	$28,793	$4,984	$2,161	$200,509	$27,098	$6,262	$1,232
621-680	322,064	11,815	6,377	589	355,324	9,207	7,314	290
681 – 720	427,230	6,086	2,857	191	484,077	6,324	3,683	139
Above 720	1,651,714	5,874	5,388	—	1,790,879	4,095	6,511	101
Unknown	6,610	205	—	—	6,859	40	—	—
	$2,574,656	$52,773	$19,606	$2,941	$2,837,648	$46,764	$23,770	$1,762
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans at December 31, 2020 were $1.9 billion and $2.3 billion at December 31, 2019. Total credit cards at December 31, 2020 were $882 million and at December 31, 2019 were $1.0 billion.

The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $4.2 billion at December 31, 2020 and $3.9 billion at December 31, 2019.
The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.

Table 28
Consumer Direct

	December 31,
	2020				2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$169,268	$6,246	$862	$7,884	$225,736	$4,258	$1,433	$17,228
621-680	346,342	1,929	2,723	214	450,532	1,259	2,858	359
681 – 720	402,906	996	4,574	117	516,706	693	5,150	123
Above 720	940,380	379	14,704	121	1,076,436	345	2,997	84
Unknown	70,827	537	300	405	68,732	—	—	564
	$1,929,723	$10,087	$23,163	$8,741	$2,338,142	$6,555	$12,438	$18,358

Table 29
Consumer Indirect

	December 31,
	2020				2019
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$620,343	$21,202	$—	$4,541	$817,071	$27,600	$—	$9,100
621-680	967,892	2,111	—	382	1,006,409	2,969	—	408
681 – 720	798,345	759	—	56	728,580	621	—	157
Above 720	1,787,736	641	—	87	1,358,098	591	—	65
Unknown	2,809	—	—	—	2,192	—	—	—
	$4,177,125	$24,713	$—	$5,066	$3,912,350	$31,781	$—	$9,730
Foreign Exposure
As of December 31, 2020, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
Goodwill
Goodwill totaled $2.3 billion and $4.5 billion at December 31, 2020 and 2019, respectively, and is allocated to each of the Company’s reporting units, the level at which goodwill is tested for impairment on an annual basis or more often if events and circumstances indicate impairment may exist. At December 31, 2020 the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows: Commercial Banking and Wealth - $1.9 billion, Retail Banking - $136 million, and Corporate and Investment Banking - $262 million.
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
The Company completed its annual goodwill impairment test as of October 31, 2020 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Company evaluated events and circumstances since the last quantitative impairment test performed as of March 31, 2020, macroeconomic conditions, banking industry and market conditions, and key financial metrics of the Company as well as reporting unit and overall Company performance. After assessing the totality of the events and circumstances, the Company determined it was not more likely than not that the fair values of the Company's three reporting units with goodwill were greater than their respective carrying amounts, and therefore, a quantitative goodwill impairment test was not deemed necessary.
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

At December 31, 2020, the Company's and the Bank's credit ratings were as follows:

Table 30
Credit Ratings

As of December 31, 2020
	Standard & Poor’s	Moody’s	Fitch
BBVA USA Bancshares, Inc.
Long-term debt rating	BBB+	Baa2	BBB
Short-term debt rating	A-2	–	F2
BBVA USA
Long-term debt rating	BBB+	Baa2	BBB
Long-term bank deposits (1)	N/A	A2	BBB+
Subordinated debt	BBB	Baa2	BBB-
Short-term debt rating	A-2	P-2	F2
Short-term deposit rating (1)	N/A	P-1	F2
Outlook	Positive	Positive	Positive
(1)S&P does not provide a rating; therefore, the rating is N/A.
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
Deposits
Total deposits increased by $10.9 billion from $75.0 billion at December 31, 2019 to $85.9 billion at December 31, 2020 due primarily to growth in money market accounts, as well as growth in noninterest and interest bearing demand deposits. At December 31, 2020 and 2019, total deposits included $3.1 billion and $4.7 billion, respectively, of brokered deposits.
The following table presents the Company’s average deposits segregated by major category:

Table 31
Composition of Average Deposits

	December 31,
	2020		2019		2018
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$24,506,957	29.7%	$20,631,434	28.3%	$21,167,441	30.2%
Interest-bearing demand deposits	13,649,238	16.6	9,048,948	12.4	7,950,561	11.3
Savings and money market	36,073,927	43.8	28,546,260	39.1	26,247,253	37.4
Time deposits	8,196,738	9.9	14,780,464	20.2	14,784,632	21.1
Total average deposits	$82,426,860	100.0%	$73,007,106	100.0%	$70,149,887	100.0%
For additional information about deposits, see Note 8, Deposits, in the Notes to the Consolidated Financial Statements.

The following table summarizes the remaining maturities of time deposits of $250,000 or more outstanding at December 31, 2020.

Table 32
Maturities of Time Deposits of $250,000 or More

Time Deposits of $250,000 or More
(In Thousands)
Three months or less	$631,832
Over three through six months	402,696
Over six through twelve months	430,879
Over twelve months	159,139
$1,624,546
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
At December 31, 2020 FHLB and other borrowings were $3.5 billion, a decrease of $142 million compared to the ending balance at December 31, 2019.
For the year ended December 31, 2020, proceeds received from the FHLB and other borrowings were approximately $2 million and repayments were approximately $230 million.
For a discussion of interest rates and maturities of FHLB and other borrowings, refer to Note 10, FHLB and Other Borrowings, in the Notes to the Consolidated Financial Statements.
Shareholder’s Equity
Total shareholder's equity at December 31, 2020 was $11.7 billion compared to $13.4 billion at December 31, 2019. Shareholder's equity decreased $1.7 billion due to losses attributable to the Company during the year offset, in part, by increases of $330 million in accumulated other comprehensive income largely attributable to a decrease in unrealized losses on available for sale securities and cash flow hedging instruments. Additionally, the impact of the adoption of ASC 326 decreased shareholder's equity by $150 million.
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
The Company has established the following general practices to manage credit risk:
•limiting the amount of credit that may be extended to individual borrowers, or on an aggregate basis to certain industries, products or collateral types;
•providing tools and policies to promote prudent lending practices;
•developing credit risk underwriting standards, metrics and the continuous monitoring of portfolio performance;
•assessing, monitoring, and reporting credit risks; and
•periodically reevaluating the Company’s strategy and overall exposure as economic, market and other relevant conditions change.
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
•Cashflow and debt service coverage – cash flow adequacy is a condition of creditworthiness, meaning that loans not clearly supported by a borrower’s cash flow should be justified by secondary repayment sources.
•Secondary sources of repayment – alternative repayment sources are a significant risk-mitigating factor as long as they are liquid, can be easily accessed, and provide adequate resources to supplement the primary cash flow source.
•Value of any underlying collateral – loans are often secured by the asset being financed. Because an analysis of the primary and secondary sources of repayment is the most important factor, collateral, unless it is liquid, generally does not justify loans that cannot be serviced by the borrower’s normal cash flows.
•Overall creditworthiness of the customer, taking into account the customer’s relationships, both past and current, with other lenders – the Company’s success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background. Consumer underwriting relies heavily on credit bureau scores and other bureau attributes, as well as on other factors such as ability to pay, guarantors or collateral in the case of secured lending.
•Level of equity invested in the transactions – in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.
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
The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at December 31, 2020, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at December 31, 2020.

Table 33
Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
December 31, 2020
Rate Change
+ 200 basis points	5.73%
+ 100 basis points	3.04
- 25 basis points	(1.38)

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

Table 34
Economic Value of Equity

Estimated % Change in Economic Value of Equity
December 31, 2020
Rate Change
+ 300 basis points	(7.41)%
+ 200 basis points	(3.20)
+ 100 basis points	(0.18)
- 25 basis points	(0.62)
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of December 31, 2020, the Company had derivative financial instruments outstanding with notional amounts of $55.8 billion, including $39.8 billion related to derivatives to facilitate transactions on behalf of its clients. The estimated net fair value of open contracts was in a net asset position of $500 million at December 31, 2020. For additional information about derivatives, refer to Note 13, Derivatives and Hedging, in the Notes to the Consolidated Financial Statements.
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
The Company's financing arrangement with the FHLB adds additional flexibility in managing the Company's liquidity position. At December 31, 2020, the Company had unused FHLB borrowing capacity of $7.6 billion. Additionally, the Company had Federal Reserve discount window availability of $13.6 billion at December 31, 2020.
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions, the Bank was not permitted to pay dividends at December 31, 2020 or December 31, 2019 without regulatory approval. Appropriate limits and guidelines are in place so that the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding.
During 2020, the Parent paid no common dividends to its sole shareholder, BBVA.
At December 31, 2020, the Company's LCR was 144% and was fully compliant with the LCR requirements. However, the Company is no longer subject to the LCR going forward as a result of the Tailoring Rules. It may become subject to the LCR again in the future as a result of the Company becoming a Category IV U.S. IHC under the Tailoring Rules. Please refer to Item 1. Business - Supervision, Regulation and Other Factors - U.S. Liquidity Standards for more information concerning the LCR requirements applicable to the Company.
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

Table 35
Contractual Obligations (1)

	December 31, 2020
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Indeterminable Maturity
	(In Thousands)
FHLB and other borrowings	$3,548,492	$1,277,419	$766,723	$1,421,940	$82,410	$—
Short-term borrowings (2)	184,478	184,478	—	—	—	—
Finance lease obligations	12,673	2,143	3,424	2,614	4,492	—
Operating leases	351,969	56,251	100,244	68,102	127,372	—
Deposits (3)	85,858,381	4,193,411	431,479	55,439	4,700	81,173,352
Unrecognized income tax benefits	7,094	1,039	2,337	3,718	—	—
Total	$89,963,087	$5,714,741	$1,304,207	$1,551,813	$218,974	$81,173,352
(1)Amounts do not include associated interest payments.
(2)For more information, see Note 9, Short-Term Borrowings, in the Notes to the Consolidated Financial Statements.
(3)Deposits with indeterminable maturity include noninterest bearing demand, savings, interest-bearing demand accounts and money market accounts.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios at December 31, 2020 and 2019.
Table 36
Capital Ratios

	December 31,
	2020	2019
	(Dollars in Thousands)
Capital:
CET1 Capital	$9,086,853	$8,615,357
Tier 1 Capital	9,316,853	8,849,557
Total Qualifying Capital	10,804,264	10,332,023
Assets:
Total risk-adjusted assets (regulatory)	$68,439,633	$68,968,967
Ratios:
CET1 Risk-Based Capital Ratio	13.28%	12.49%
Tier 1 Risk-Based Capital Ratio	13.61	12.83
Total Risk-Based Capital Ratio	15.79	14.98
Leverage Ratio	9.07	9.70
At December 31, 2020, the regulatory capital ratios of the Bank also remain well above current regulatory requirements for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
Management believes the most significant potential impact of inflation on financial results is a direct result of the Company’s ability to manage the impact of changes in interest rates. Management attempts to minimize the impact of interest rate fluctuations on net interest income. However, this goal can be difficult to completely achieve in times of rapidly changing interest rates and is one of many factors considered in determining the Company’s interest rate positioning. The Company is asset sensitive as of December 31, 2020. Refer to Table 33, Net Interest Income Sensitivity, for additional details on the Company’s interest rate sensitivity.

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

Table 37
Quarterly Financial Summary
(Unaudited)

	December 31,
	2020				2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Summary of Operations:
Interest income	$717,674	$721,426	$743,545	$798,383	$855,811	$893,204	$902,629	$907,012
Interest expense	50,472	79,576	131,528	208,928	232,657	252,163	242,880	223,923
Net interest income	667,202	641,850	612,017	589,455	623,154	641,041	659,749	683,089
Provision for credit losses	(81,298)	150,977	539,459	356,991	119,505	140,629	155,018	182,292
Net interest income after provision for credit losses	748,500	490,873	72,558	232,464	503,649	500,412	504,731	500,797
Noninterest income	301,416	284,660	272,354	334,242	272,584	321,319	284,281	257,760
Noninterest expense	577,580	595,628	579,450	2,809,060	1,086,906	598,887	598,314	581,973
Income (loss) before income tax expense (benefit)	472,336	179,905	(234,538)	(2,242,354)	(310,673)	222,844	190,698	176,584
Income tax expense (benefit)	138,519	13,664	(110,101)	(5,069)	20,032	39,899	30,512	35,603
Net income (loss)	333,817	166,241	(124,437)	(2,237,285)	(330,705)	182,945	160,186	140,981
Less: noncontrolling interest	673	401	472	501	663	514	599	556
Net income (loss) attributable to BBVA USA Bancshares, Inc.	333,144	165,840	(124,909)	(2,237,786)	(331,368)	182,431	159,587	140,425
Less: preferred stock dividends	3,189	3,286	3,965	4,155	4,239	4,561	4,725	4,485
Net income (loss) attributable to common shareholder	$329,955	$162,554	$(128,874)	$(2,241,941)	$(335,607)	$177,870	$154,862	$135,940
Selected Average Balances:
Loans and loans held for sale	$66,212,070	$67,837,185	$69,256,412	$64,875,095	$63,956,453	$63,629,992	$64,056,915	$65,482,395
Total assets	104,835,589	104,282,898	104,204,062	96,356,113	95,754,954	94,942,456	93,452,839	92,985,876
Deposits	85,906,838	85,301,231	83,547,718	74,881,825	74,122,266	72,994,321	72,687,054	72,203,842
FHLB and other borrowings	3,552,199	3,567,285	3,567,010	3,736,201	3,701,993	3,860,727	4,026,581	4,290,724
Shareholder’s equity	11,595,287	11,394,928	11,533,007	13,500,615	14,090,315	14,056,939	13,782,011	13,640,655

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BBVA USA Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (ASC 326).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
As discussed in Notes 1 and 7 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $2.3 billion, of which $1.9 billion related to the Commercial Banking and Wealth reporting unit, $136 million related to the Retail Banking reporting unit, and $262 million related to the Corporate and Investment Banking reporting unit. The Company performs goodwill impairment testing on an annual basis and more frequently if events or circumstances indicate a potential impairment may exist. During the three months ended March 31, 2020, the Company determined that a triggering event had occurred due to the impact of COVID‑19 pandemic and its impact on the economic environment and the Company’s financial performance. The Company elected to perform a quantitative impairment test which indicated a goodwill impairment of $164 million within the Corporate and Investment Banking reporting unit, $729 million within the Commercial Banking and Wealth reporting unit, and $1.3 billion within the Retail Banking reporting unit resulting in the Company recording a goodwill impairment charge of $2.2 billion. A test of goodwill for impairment consists of comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimated fair value of the reporting unit is determined using a blend of the income approach and market approach, inclusive of both the guideline public company method and the guideline transaction method.
We identified the interim evaluation of the goodwill impairment measurement for the Commercial Banking and Wealth, Retail, and Corporate and Investment Banking reporting units as a critical audit matter. The degree of subjectivity associated with the assessment of certain assumptions to estimate the fair value of the reporting units required a high degree of auditor judgment. Specifically, subjective auditor judgment was required to assess the estimated future cash flow assumptions, discount rates, and long‑term growth rates used in the income approach and market multiples used in the market approach. Minor changes to those assumptions could have had a significant effect on the Company’s measurement of the fair value of the reporting units and goodwill impairment. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of goodwill impairment for the reporting units, including controls over the:
•development of future cash flow assumptions by reporting unit
•development of the long term growth rates, discount rates, and market multiple assumptions by reporting unit.
We evaluated the Company’s analysis to assess potential goodwill impairment for compliance with U.S. generally accepted accounting principles. We evaluated the reasonableness of the Company’s future cash flows for the reporting units, by comparing the future cash flow assumptions to historic projections and internal analysis and external data. We compared the Company’s previous cash flow projections to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rates and long term growth rates by comparing the inputs to the development of the assumptions to publicly available data
•evaluating market multiples by comparing the market multiples to publicly available data for comparable entities and assessing the resulting market multiples
•assessing the results of management’s goodwill impairment measurement considering the income and market approach by reviewing and evaluating the work and documentation of the specialist engaged by the Company.
Allowance for Loan Losses Evaluated on a Collective Basis
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASC 326 as of January 1, 2020. The total allowance for loan losses as of January 1, 2020 was $1.1 billion, which included the allowance for loan losses evaluated on a collective basis (the January 1, 2020 collective ALL). As discussed in Note 3 to the consolidated financial statements, the Company’s allowance for loan losses was $1.7 billion, which included the allowance for loan losses evaluated on a collective basis (the December 31, 2020 collective ALL) as of December 31, 2020. The January 1, 2020 collective ALL and the December 31, 2020 collective ALL (together, the collective ALL) includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics. The Company estimated the collective ALL using (1) discounted cash flows, and (2) default probabilities and loss severities, which are based on relevant internal and external available information that relates to past events, current conditions, and reasonable and supportable economic forecasts. The Company disaggregates the portfolio into segments; incorporating obligor risk ratings for commercial loans and credit scores for consumer loans. The Company estimates the present value of cash shortfalls resulting from the sum of the marginal losses occurring in each time period, over the remaining life of the loan. The marginal losses are derived from the projection of principal balance, inclusive of principal cash flow and prepayment estimates, and parameters reflecting the severity of losses (LGD) in the case of default that is given by the marginal probability of default (PD) for each period of the portfolio’s lifetime. The Company estimates a point in time PD and LGD utilizing recent historical data per portfolio, which are then transformed via macroeconomic models using correlated macroeconomic variables included in the forecasted scenarios. After the forecast period, the Company reverts to long run historical average default probabilities and loss severities using a linear function, with reversion speeds that differ by portfolio. A portion of the collective ALL is comprised of adjustments, based on qualitative factors, to the loss estimates described above when it is determined that expected credit losses may not have been captured in the loss estimates.
We identified the assessment of the January 1, 2020 collective ALL and the December 31, 2020 collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ALL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including the methods and models used to estimate (1) the PD and LGD, and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic variables, the reasonable and supportable forecast periods, and obligor risk ratings for commercial loans, and (2) the qualitative factors, principally the alternative economic forecast scenarios. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective ALL estimates, including controls over the:
•development of the collective ALL methodology
•development of the PD and LGD models and forecasts
• identification and determination of the significant assumptions used in the PD and LGD models
•development of obligor risk ratings for commercial loans
•development of the qualitative factors, including the alternative economic scenarios
• performance monitoring of the PD and LGD models for the December 31, 2020 collective ALL.
We evaluated the Company’s process to develop the collective ALL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s collective ALL methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•evaluating the methodology used to develop the economic forecast scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•assessing the economic forecast scenario through comparison to publicly available forecasts

•testing the long run historical average default probabilities and loss severities and reasonable and supportable forecast periods to evaluate the length of each period by comparing them to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual obligor risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to January 1, 2020 collective ALL and the December 31, 2020 collective ALL estimates by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
Birmingham, Alabama
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
BBVA USA Bancshares, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BBVA USA Bancshares, Inc., and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Birmingham, Alabama
February 25, 2021

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In Thousands)
Assets:
Cash and due from banks	$1,249,954	$1,149,734
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	13,357,954	5,788,964
Cash and cash equivalents	14,607,908	6,938,698
Trading account assets	762,449	473,976
Debt securities available for sale	5,744,919	7,235,305
Debt securities held to maturity, net of allowance for debt securities held to maturity losses of $2,178 at December 31, 2020 (fair value of $10,809,461 and $6,921,158 for 2020 and 2019, respectively)	10,549,945	6,797,046
Loans held for sale, at fair value	236,586	112,058
Loans	65,559,767	63,946,857
Allowance for loan losses	(1,679,474)	(920,993)
Net loans	63,880,293	63,025,864
Premises and equipment, net	1,055,525	1,087,698
Bank owned life insurance	757,943	750,224
Goodwill	2,328,296	4,513,296
Other assets	2,832,339	2,669,182
Total assets	$102,756,203	$93,603,347
Liabilities:
Deposits:
Noninterest bearing	$27,791,421	$21,850,216
Interest bearing	58,066,960	53,135,067
Total deposits	85,858,381	74,985,283
FHLB and other borrowings	3,548,492	3,690,044
Federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	184,478	173,028
Accrued expenses and other liabilities	1,473,490	1,368,403
Total liabilities	91,064,841	80,216,758
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 shares at both December 31, 2020 and 2019, respectively	2,230	2,230
Surplus	14,032,205	14,043,727
Accumulated deficit	(2,931,151)	(917,227)
Accumulated other comprehensive income (loss)	329,105	(1,072)
Total BBVA USA Bancshares, Inc. shareholder’s equity	11,661,864	13,357,133
Noncontrolling interests	29,498	29,456
Total shareholder’s equity	11,691,362	13,386,589
Total liabilities and shareholder’s equity	$102,756,203	$93,603,347
See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Interest income:
Interest and fees on loans	$2,656,786	$3,097,640	$2,914,269
Interest on debt securities available for sale	58,876	168,031	222,623
Interest on debt securities held to maturity	191,695	144,798	61,591
Interest on trading account assets	3,964	2,953	3,211
Interest and dividends on other earning assets	69,707	145,234	63,580
Total interest income	2,981,028	3,558,656	3,265,274
Interest expense:
Interest on deposits	357,113	778,156	517,290
Interest on FHLB and other borrowings	71,848	136,164	130,372
Interest on federal funds purchased and securities sold under agreements to repurchase	41,018	36,736	8,953
Interest on other short-term borrowings	525	567	2,081
Total interest expense	470,504	951,623	658,696
Net interest income	2,510,524	2,607,033	2,606,578
Provision for credit losses	966,129	597,444	365,420
Net interest income after provision for credit losses	1,544,395	2,009,589	2,241,158
Noninterest income:
Service charges on deposit accounts	219,783	250,367	236,673
Card and merchant processing fees	192,096	197,547	174,927
Investment banking and advisory fees	138,096	83,659	77,684
Investment services sales fees	112,243	115,446	112,652
Money transfer income	106,564	99,144	91,681
Mortgage banking income	74,813	28,059	26,833
Corporate and correspondent investment sales	49,318	38,561	51,675
Asset management fees	48,101	45,571	43,811
Bank owned life insurance	20,149	17,479	17,822
Investment securities gains, net	22,616	29,961	—
Other	208,893	230,150	223,151
Total noninterest income	1,192,672	1,135,944	1,056,909
Noninterest expense:
Salaries, benefits and commissions	1,159,561	1,181,934	1,154,791
Professional services	306,873	292,926	277,154
Equipment	267,547	256,766	257,565
Net occupancy	163,125	166,600	166,768
Money transfer expense	74,755	68,224	62,138
Marketing	40,130	55,164	48,866
FDIC insurance	34,954	27,703	67,550
Communications	21,759	21,782	30,582
Goodwill impairment	2,185,000	470,000	—
Other	308,014	324,981	284,546
Total noninterest expense	4,561,718	2,866,080	2,349,960
Net (loss) income before income tax expense	(1,824,651)	279,453	948,107
Income tax expense	37,013	126,046	184,678
Net (loss) income	(1,861,664)	153,407	763,429
Less: net income attributable to noncontrolling interests	2,047	2,332	1,981
Net (loss) income attributable to BBVA USA Bancshares, Inc.	(1,863,711)	151,075	761,448
Less: preferred stock dividends	14,595	18,010	17,047
Net (loss) income attributable to common shareholder	$(1,878,306)	$133,065	$744,401
See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Net (loss) income	$(1,861,664)	$153,407	$763,429
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during period from debt securities available for sale	115,403	159,260	(2,128)
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	17,220	22,857	—
Net change in unrealized holding gains (losses) on debt securities available for sale	98,183	136,403	(2,128)
Change in unamortized net holding gains on debt securities held to maturity	6,439	7,794	7,016
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	—	—	(30,487)
Less: non-credit related impairment on debt securities held to maturity	—	82	303
Change in unamortized non-credit related impairment on debt securities held to maturity	474	607	799
Net change in unamortized holding gains (losses) on debt securities held to maturity	6,913	8,319	(22,975)
Unrealized holding gains arising during period from cash flow hedge instruments	214,865	86,310	30,940
Change in defined benefit plans	10,216	(9,820)	4,733
Other comprehensive income, net of tax	330,177	221,212	10,570
Comprehensive (loss) income	(1,531,487)	374,619	773,999
Less: comprehensive income attributable to noncontrolling interests	2,047	2,332	1,981
Comprehensive (loss) income attributable to BBVA USA Bancshares, Inc.	$(1,533,534)	$372,287	$772,018
See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Balance, December 31, 2017	$229,475	$2,230	$14,818,608	$(1,868,659)	$(197,405)	$29,061	$13,013,310
Cumulative effect from adoption of ASU 2016-01	—	—	—	13	(13)	—	—
Balance, January 1, 2018	$229,475	$2,230	$14,818,608	$(1,868,646)	$(197,418)	$29,061	$13,013,310
Net income	—	—	—	761,448	—	1,981	763,429
Other comprehensive income, net of tax	—	—	—	—	10,570	—	10,570
Preferred stock dividends	—	—	(17,047)	—	—	(2,093)	(19,140)
Common stock dividends	—	—	(255,000)	—	—	—	(255,000)
Capital contribution	—	—	—	—	—	72	72
Vesting of restricted stock	—	—	(712)	—	—	—	(712)
Balance, December 31, 2018	$229,475	$2,230	$14,545,849	$(1,107,198)	$(186,848)	$29,021	$13,512,529
Cumulative effect adjustment related to ASU adoptions (1)	—	—	—	38,896	(35,436)	—	3,460
Balance, January 1, 2019	$229,475	$2,230	$14,545,849	$(1,068,302)	$(222,284)	$29,021	$13,515,989
Net income	—	—	—	151,075	—	2,332	153,407
Other comprehensive income, net of tax	—	—	—	—	221,212	—	221,212
Preferred stock dividends	—	—	(18,010)	—	—	(2,093)	(20,103)
Issuance of common stock	—	—	802	—	—	—	802
Common stock dividends	—	—	(482,000)	—	—	—	(482,000)
Capital contribution	—	—	—	—	—	196	196
Vesting of restricted stock	—	—	(2,914)	—	—	—	(2,914)
Balance, December 31, 2019	$229,475	$2,230	$14,043,727	$(917,227)	$(1,072)	$29,456	$13,386,589
Cumulative effect adjustment related to ASC 326 adoption	—	—	—	(150,213)	—	—	(150,213)
Balance, January 1, 2020	$229,475	$2,230	$14,043,727	$(1,067,440)	$(1,072)	$29,456	$13,236,376
Net (loss) income	—	—	—	(1,863,711)	—	2,047	(1,861,664)
Other comprehensive income, net of tax	—	—	—	—	330,177	—	330,177
Preferred stock dividends	—	—	(14,595)	—	—	(2,092)	(16,687)
Capital contribution	—	—	3,073	—	—	87	3,160
Balance, December 31, 2020	$229,475	$2,230	$14,032,205	$(2,931,151)	$329,105	$29,498	$11,691,362
(1)Related to the Company's adoption of ASU 2016-02, ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Summary of Significant Accounting Policies, for additional information.

See accompanying Notes to Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Operating Activities:
Net (loss) income	$(1,861,664)	$153,407	$763,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,584	262,491	267,640
Goodwill impairment	2,185,000	470,000	—
Securities impairment	—	215	592
Amortization of intangibles	—	—	5,104
Amortization (accretion) of discount, loan fees and purchase market adjustments, net	23,834	(34,913)	(53,687)
Provision for credit losses	966,129	597,444	365,420
Net change in trading account assets	(288,473)	(236,320)	(17,160)
Net change in trading account liabilities	44,870	(29,486)	3,448
Originations and purchases of mortgage loans held for sale	(1,447,176)	(767,998)	(626,747)
Sale of mortgage loans held for sale	1,398,282	754,245	643,954
Deferred tax benefit	(150,459)	(27,197)	(5,418)
Investment securities gains, net	(22,616)	(29,961)	—
Net (gain) loss on sale of premises and equipment	(134)	(5,218)	1,103
Net gain on sale of loans	—	(1,179)	—
Gain on sale of mortgage loans held for sale	(75,634)	(29,539)	(18,863)
Net (gain) loss on sale of other real estate and other assets	(319)	1,691	(90)
Decrease (increase) in other assets	256,709	64,289	(320,369)
Increase (decrease) in other liabilities	107,101	(84,020)	122,538
Net cash provided by operating activities	1,466,034	1,057,951	1,130,894
Investing Activities:
Proceeds from sales of debt securities available for sale	863,712	2,442,176	—
Proceeds from prepayments, maturities and calls of debt securities available for sale	4,423,041	5,005,812	3,831,344
Purchases of debt securities available for sale	(3,728,723)	(3,555,480)	(3,752,847)
Proceeds from sales of equity securities	96,328	184,814	906,430
Purchases of equity securities	(13,169)	(189,039)	(869,469)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	1,235,173	427,237	390,847
Purchases of debt securities held to maturity	(5,046,970)	(4,351,535)	(1,211,424)
Net change in loan portfolio	(2,039,516)	(695,625)	(4,148,848)
Purchase of premises and equipment	(151,176)	(135,635)	(138,997)
Proceeds from sale of premises and equipment	2,190	10,466	5,732
Proceeds from sales of loans	2,155	1,374,809	293,996
Proceeds from settlement of BOLI policies	12,503	4,513	4,321
Cash payments for premiums of BOLI policies	—	(26)	(34)
Proceeds from sales of other real estate owned	17,828	27,922	23,407
Net cash (used in) provided by investing activities	(4,326,624)	550,409	(4,665,542)
Financing Activities:
Net increase in total deposits	10,879,372	2,833,454	2,931,466
Net increase in federal funds purchased and securities sold under agreements to repurchase	11,450	70,753	82,684
Net decrease in other short-term borrowings	—	—	(17,996)
Proceeds from FHLB and other borrowings	2,000	4,436,995	23,323,916
Repayment of FHLB and other borrowings	(229,999)	(4,790,234)	(23,280,212)
Vesting of restricted stock	—	(2,914)	(712)
Capital contribution	3,160	196	72
Preferred dividends paid	(16,687)	(20,103)	(19,140)
Issuance of common stock	—	802	—
Common dividends paid	—	(482,000)	(255,000)
Net cash provided by financing activities	10,649,296	2,046,949	2,765,078
Net increase (decrease) in cash, cash equivalents and restricted cash	7,788,706	3,655,309	(769,570)
Cash, cash equivalents and restricted cash at beginning of year	7,156,689	3,501,380	4,270,950
Cash, cash equivalents and restricted cash at end of year	$14,945,395	$7,156,689	$3,501,380
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
Proposed Acquisition by PNC
On November 15, 2020, PNC entered into a Stock Purchase Agreement with BBVA for the purchase by PNC of 100% of the issued and outstanding shares of the Company for $11.6 billion in cash on hand in a fixed price structure. PNC is not acquiring BSI, Propel Venture Partners Fund I, L.P. and BBVA Processing Services, Inc. Immediately following the closing of the stock purchase, PNC intends to merge the Parent with and into PNC, with PNC continuing as the surviving entity. Post-closing, PNC intends to merge BBVA USA with and into PNC Bank, National Association, an indirect wholly owned subsidiary of PNC, with PNC Bank continuing as the surviving entity. The transaction is subject to regulatory approvals and certain other customary closing conditions.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2020, 2019 and 2018. All intercompany accounts and transactions and balances have been eliminated in consolidation.
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
Correction of Immaterial Accounting Error
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
Loans Held for Sale
Loans held for sale are recorded at either estimated fair value, if the fair value option is elected, or the lower of cost or estimated fair value. The Company applies the fair value option accounting guidance codified under the FASB's ASC Topic 825, Financial Instruments, for single family real estate mortgage loans originated for sale in the secondary market. Under the fair value option, all changes in the applicable loans’ fair value, which includes the value attributable to the servicing of the loan, are recorded in earnings. Loans classified as held for sale that were not originated for resale in the secondary market are accounted for under the lower of cost or fair value method and are evaluated on an individual basis.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held-for-investment. Loans are stated at amortized cost, net of the allowance for loan losses. Amortized cost, or the recorded investment, is the principal balance outstanding, adjusted for charge-offs, deferred loan fees and direct costs on originated loans and unamortized premiums or discounts on purchased loans. Accrued interest receivable is reported in other assets on the Company’s Consolidated Balance Sheets. Interest income is accrued on the principal balance outstanding and is recognized on the interest method. Loan fees, net of direct costs and unamortized premiums and discounts are deferred and amortized as an adjustment to the yield of the related loan over the term of the loan and are included as a noncash adjustment in the net cash provided by operating activities in the Company’s Consolidated Statement of Cash Flows.
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
Management estimates the allowance balance over the estimated life of the loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, gross domestic product, or other relevant factors. The Company has internally developed a macroeconomic forecast which projects over a four-year reasonable and supportable forecast period. Management may change the horizon of the forecast based on changes in sources of forecast information or Management's ability to develop a reasonable and supportable economic forecast. After the reasonable and supportable forecast period, the Company reverts to long run historical average default probabilities and loss severities using a linear function, with a reversion speeds that differ by portfolio.
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
Determining the period to estimate expected credit losses: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower, or an extension or renewal option is included in the contract at the reporting date that is not unconditionally cancellable by the Company. While the Company does have contracts with extension or renewal options included, the vast majority are considered unconditionally cancellable.
The Company monitors the entire loan portfolio so that risks in the portfolio can be identified on a timely basis and an appropriate allowance maintained. Loan review procedures, including loan grading, periodic credit rescoring and trend analysis of portfolio performance, are utilized by the Company in order to ensure that potential problem loans are identified. Management’s involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally and by regulatory agencies. The allowance for credit losses is measured on a collective basis when similar risk characteristics exist. The Company has identified the following portfolio segments: commercial, financial and agricultural; commercial real estate; residential real estate; and consumer. Commercial loans utilize internal risk ratings aligned with regulatory classifications to assess risks. Consumer loans utilize credit scoring models as the basis for assessing risk of consumer borrowers. The Company estimates the present value of cash shortfalls resulting from the sum of the marginal losses occurring in each time period, on an annual basis, over the estimated remaining life of the loan. The marginal losses are derived from the projection of principal balance, inclusive of principal cash flow and prepayment schedules, and parameters reflecting the severity of losses (LGD) in the case of default that is given by the marginal probability of default (Marginal PD) for each period of the portfolio’s lifetime. The Company estimates a point in time Marginal PD and LGD utilizing recent historical data per portfolio, which are then transformed via macroeconomic models using the aforementioned correlated macroeconomic variables included in the forecasted scenario.
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
In order to estimate an allowance for credit losses on letters of credit and unfunded commitments, the Company uses a process consistent with that used in developing the allowance for loan losses. The Company estimates future fundings of current, noncancellable, unfunded commitments based on historical funding experience of these commitments before default and adjusted based on historical cancellations. Allowance for loan loss factors, which are based on product and loan grade, and are consistent with the factors used for loans, are applied to these funding estimates and discounted to the present value to arrive at the reserve balance. The allowance for credit losses on letters of credit and unfunded commitments is recognized in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets with changes recognized within noninterest expense in the Company’s Consolidated Statements of Income. See Note 15, Commitments, Contingencies and Guarantees for additional information.
The allowance for loan losses for periods before 2020 is established as follows:
•Loans with outstanding balances greater than $1 million that are nonaccrual and all TDRs are evaluated individually consistent with ASC 310, and specific reserves are allocated based on the present value of the loan’s expected future cash flows, discounted at the loan’s original effective interest rate, except where foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. In these circumstances, impairment is measured based upon the fair value less cost to sell of the collateral.
•Loans in the remainder of the portfolio are collectively evaluated for impairment consistent with ASC 450 using statistical models based on historical performance data, adjusted for qualitative factors.
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
Leases
The Company leases certain land, office space, and branches. These leases are generally for periods of 10 to 20 years with various renewal options. The Company, by policy, does not include renewal options for facility leases as part of its right-of-use assets and lease liabilities unless they are deemed reasonably certain to be exercised. Variable lease payments that are dependent on an index or a rate are initially measured using the index or rate at the commencement date and are included in the measurement of lease liability. Variable lease payments that are not dependent on an index or a rate or changes in variable payments based on an index or rate after the commencement date are excluded from the measurement of the lease liability and recognized in profit and loss in accordance with ASC Topic 842, Leases. Variable lease payments are defined as payments made for the right to use an asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time.
The Company has made a policy election to not apply the recognition requirements of ASC Topic 842, Leases, to all short-term leases. Instead, the short-term lease payments will be recognized in the income statement on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. As a practical expedient, the Company has also made a policy election to not separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component.
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
The Company has defined its reporting unit structure to include: Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking. Each of the defined reporting units was tested for impairment as of October 31, 2020. See Note 7, Goodwill, for a further discussion.
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
•Service charges on deposit accounts - Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees.
•Card and merchant processing fees - Card and merchant processing fees consists of interchange fees from consumer credit and debit cards processed by card association networks, merchant services, and other card related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees are recognized as transactions occur. Merchant services income represents account management fees and transaction fees charged to merchants for the processing of card association transactions. Merchant services revenue is recognized as transactions occur, or as services are performed.
•Investment banking and advisory fees - Investment banking and advisory fees primarily represent revenues earned by the Company for various corporate services including advisory, debt placement and underwriting. Revenues for these services are recorded at a point in time or upon completion of a contractually identified transaction. Underwriting costs are presented gross against underwriting revenues.
•Money transfer income - Money transfer income represents income from the Parent’s wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer income is recognized as transactions occur.
•Asset management, retail investment, and commissions fees - Asset management, retail investment, and commissions fees consists of fees generated from money management transactions and treasury management services, along with mutual fund and annuity sales fee income. Revenue from trade execution and brokerage services is earned through commissions from trade execution on behalf of clients. Revenue from these transactions is recognized at the trade date. Any ongoing service fees are recognized on a monthly basis as services are performed. Trust and asset management services include asset custody and investment management services provided to individual and institutional customers. Revenue is recognized monthly based on a minimum annual fee, and the market value of assets in custody. Additional fees are recognized for transactional activity. Insurance revenue is earned through commissions on insurance sales and earned at a point in time. These revenues are recorded in asset management fees and investment services sales fees within non-interest income in the Company's Consolidated Statements of Income.

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
The Company applies the proportional amortization method in accounting for its qualified Low Income Housing Tax Credit investments. This method recognizes the amortization of the investment as a component of income tax expense. At December 31, 2020 and 2019, net Low Income Housing Tax Credit investments were $585 million and $542 million, respectively, and are included in other assets on the Company's Consolidated Balance Sheets.
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
In November 2018, the FASB issued ASU 2018-19 and in April, May and November 2019 and February 2020, the FASB issued ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-02 respectively, which made minor clarifications to the guidance in ASU 2016-13, collectively ASC 326.
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
The Company adopted ASC 326, as amended on January 1, 2020 using a modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under this ASU, while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net of tax increase to accumulated deficit of $150.2 million as of January 1, 2020 for the cumulative effect of adopting ASC 326.
The Company adopted this ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment has been recognized prior to January 1, 2020. As a result, the amortized cost basis remained the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of January 1, 2020 related to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.
The amended guidance in ASC 326 eliminates the current accounting model for purchased-credit-impaired loans, but requires an allowance to be recognized for purchased-credit-deteriorated assets (those that have experienced more-than-insignificant deterioration in credit quality since origination). The Company had no impact from purchased-credit-deteriorated assets upon adoption.
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
See Note 2, Debt Securities Available for Sale and Debt Securities Held to Maturity, and Note 3, Loans and Allowance for Loan Losses, for the required disclosures in accordance with ASC 326.

Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in this ASU modified the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurements. The Company adopted this ASU on January 1, 2020. The adoption of this standard did not have material impact on the financial condition or results of operation of the Company. See Note 19, Fair Value Measurements, for the modified disclosure in accordance with this ASU.
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

(2) Debt Securities Available for Sale and Debt Securities Held to Maturity
The following table presents the adjusted cost and approximate fair value of debt securities available for sale and debt securities held to maturity. As noted in Note 1, Summary of Significant Accounting Policies, the Company adopted ASC 326 on January 1, 2020, which had an immaterial impact on the Company's available for sale debt securities and held to maturity debt securities.

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,115,915	$45,168	$14,179	$2,146,904
Agency mortgage-backed securities	834,640	32,103	1,095	865,648
Agency collateralized mortgage obligations	2,681,210	50,811	290	2,731,731
States and political subdivisions	617	19	—	636
Total	$5,632,382	$128,101	$15,564	$5,744,919
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,291,900	$112,968	$—	$1,404,868
Agency mortgage-backed securities	570,115	2,491	—	572,606
Collateralized mortgage obligations:
Agency	8,144,522	147,176	27,234	8,264,464
Non-agency	29,186	5,972	209	34,949
Asset-backed securities and other	48,790	1,217	2,681	47,326
States and political subdivisions (1)	467,610	21,047	3,409	485,248
Total	$10,552,123	$290,871	$33,533	$10,809,461
(1)The Company recorded an allowance of $2 million, at December 31, 2020, related to state and political subdivisions, which is not included in the table above.

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

At December 31, 2020, approximately $5.4 billion of debt securities were pledged to secure public deposits, securities sold under agreements to repurchase and FHLB advances and for other purposes as required or permitted by law.
At December 31, 2020, approximately 99.99% of the debt securities classified within available for sale are rated “AAA,” the highest possible rating by nationally recognized rating agencies.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities that were in a loss position at December 31, 2020 and 2019, for which an allowance for credit losses has not been recorded at December 31, 2020. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	December 31, 2020
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$6,041	$60	$335,296	$14,119	$341,337	$14,179
Agency mortgage-backed securities	25,710	299	35,326	796	61,036	1,095
Agency collateralized mortgage obligations	96,498	114	162,028	176	258,526	290
Total	$128,249	$473	$532,650	$15,091	$660,899	$15,564

	December 31, 2019
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$59,496	$208	$819,360	$34,486	$878,856	$34,694
Agency mortgage-backed securities	245,191	851	592,312	8,168	837,503	9,019
Agency collateralized mortgage obligations	880,485	4,768	579,679	4,854	1,460,164	9,622
Total	$1,185,172	$5,827	$1,991,351	$47,508	$3,176,523	$53,335
As indicated in the previous tables, at December 31, 2020, the Company held debt securities in unrealized loss positions. The Company has not recognized the unrealized losses into income for its securities because they are all backed by the U.S. government or government agencies and management does not intend to sell and it is likely that management will not be required to sell these securities before their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.

The following table presents the activity in the allowance for debt securities held to maturity losses.

Held to Maturity Debt Securities
(In Thousands)
Year Ended December 31, 2020
Allowance for debt securities held to maturity losses:
Balance at beginning of period, prior to adoption of ASC 326	$—
Impact of adopting ASC 326	1,847
Beginning balance, after adoption of ASC 326	1,847
Provision for credit loss expense	331
Securities charged off	—
Recoveries	—
Ending balance	$2,178
The Company regularly evaluates each held to maturity debt security for credit losses on a quarterly basis. The Company has not recorded a provision for credit loss related to its agency securities because they are all backed by the U.S. government or government agencies and have been deemed to have zero expected credit loss as of December 31, 2020. These securities are evaluated quarterly to determine if they still qualify as a zero credit loss security. The Company has non-agency securities that have unrealized losses at December 31, 2020. The Company considers such factors as the extent to which the fair value has been below cost and the financial condition of the issuer.
The Company monitors the credit quality of its HTM debt securities through credit ratings. The following table presents the amortized cost of HTM debt securities, as of December 31, 2020, aggregated by credit quality indicator.

	December 31, 2020
		Range of Ratings
	AAA	AA+ / A -	BBB+ / B-	CCC+ / C	D	NR	Total
	(In Thousands)
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,291,900	$—	$—	$—	$—	$—	$1,291,900
Agency mortgage-backed securities	570,115	—	—	—	—	—	570,115
Collateralized mortgage obligations:
Agency	8,144,522	—	—	—	—	—	8,144,522
Non-agency	278	6,840	10,517	5,462	2,533	3,556	29,186
Asset-backed securities and other	—	48,127	200	463	—	—	48,790
States and political subdivisions	—	246,210	221,400	—	—	—	467,610
	$10,006,815	$301,177	$232,117	$5,925	$2,533	$3,556	$10,552,123

The following table discloses activity related to credit losses for debt securities where a portion of the OTTI was recognized in other comprehensive income.

	Years Ended December 31,
	2019	2018
	(In Thousands)
Balance, at beginning of year	$23,416	$22,824
Reductions for securities paid off during the period (realized)	—	—
Additions for the credit component on debt securities in which OTTI was not previously recognized	—	—
Additions for the credit component on debt securities in which OTTI was previously recognized	215	592
Balance, at end of year	$23,631	$23,416
During the years ended December 31, 2019 and 2018, OTTI recognized on held to maturity debt securities totaled $215 thousand and $592 thousand, respectively. The debt securities impacted by credit impairment consisted of held to maturity non-agency collateralized mortgage obligations.
The contractual maturities of the securities portfolios are presented in the following table.

	Amortized Cost	Fair Value
December 31, 2020	(In Thousands)
Debt securities available for sale:
Maturing within one year	$300,014	$300,073
Maturing after one but within five years	1,400,824	1,443,878
Maturing after five but within ten years	5,694	5,783
Maturing after ten years	410,000	397,806
	2,116,532	2,147,540
Agency mortgage-backed securities and agency collateralized mortgage obligations	3,515,850	3,597,379
Total	$5,632,382	$5,744,919

Debt securities held to maturity:
Maturing within one year	$20,224	$20,196
Maturing after one but within five years	1,401,764	1,514,760
Maturing after five but within ten years	272,972	289,908
Maturing after ten years	113,340	112,578
	1,808,300	1,937,442
Agency mortgage-backed securities and agency and non-agency collateralized mortgage obligations	8,743,823	8,872,019
Total	$10,552,123	$10,809,461
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Gross gains	$22,616	$29,961	$—
Gross losses	—	—	—
Net realized gains	$22,616	$29,961	$—
At December 31, 2020 and 2019 there were $21 million and $28 million, respectively, of unrealized losses, net of tax related to debt securities transferred from available for sale to held to maturity in accumulated other comprehensive income, which are being amortized over the remaining life of those securities.

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	December 31,
	2020	2019
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$26,605,142	$24,432,238
Real estate – construction	2,498,331	2,028,682
Commercial real estate – mortgage	13,565,314	13,861,478
Total commercial loans	42,668,787	40,322,398
Consumer loans:
Residential real estate – mortgage	13,327,774	13,533,954
Equity lines of credit	2,394,894	2,592,680
Equity loans	179,762	244,968
Credit card	881,702	1,002,365
Consumer direct	1,929,723	2,338,142
Consumer indirect	4,177,125	3,912,350
Total consumer loans	22,890,980	23,624,459
Total loans	$65,559,767	$63,946,857
Total loans includes unearned income totaling $252.1 million and $224.9 million at December 31, 2020 and 2019, respectively; and unamortized deferred costs totaling $377.7 million and $376.6 million at December 31, 2020 and 2019, respectively. Accrued interest receivable totaling $224.3 million and $204.6 million at December 31, 2020 and 2019, respectively, was reported in other assets on the Company's Consolidated Balance Sheets and is excluded from the related footnote disclosures.
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
At December 31, 2020, approximately $14.2 billion of loans were pledged to secure deposits and FHLB advances and for other purposes as required or permitted by law.

Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual portfolio segments on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total Loans
	(In Thousands)
Year Ended December 31, 2020
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$408,197	$118,633	$99,089	$295,074	$920,993
Impact of adopting ASC 326	18,389	(35,034)	47,390	154,186	184,931
Beginning balance, after adoption of ASC 326	426,586	83,599	146,479	449,260	1,105,924
Provision for loan losses	335,502	236,493	68,442	325,361	965,798
Loans charged-off	(117,318)	(9,919)	(5,693)	(345,250)	(478,180)
Loan recoveries	13,458	919	5,241	66,314	85,932
Net (charge-offs) recoveries	(103,860)	(9,000)	(452)	(278,936)	(392,248)
Ending balance	$658,228	$311,092	$214,469	$495,685	$1,679,474
Year Ended December 31, 2019
Allowance for loan losses:
Beginning balance	$393,315	$112,437	$101,929	$277,561	$885,242
Provision for loan losses	173,271	6,123	3,424	414,626	597,444
Loans charged off	(171,507)	(2,597)	(19,600)	(466,946)	(660,650)
Loan recoveries	13,118	2,670	13,336	69,833	98,957
Net (charge-offs) recoveries	(158,389)	73	(6,264)	(397,113)	(561,693)
Ending balance	$408,197	$118,633	$99,089	$295,074	$920,993
Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$420,635	$118,133	$109,856	$194,136	$842,760
Provision (credit) for loan losses	44,403	(8,431)	(3,216)	332,664	365,420
Loans charged off	(83,017)	(3,867)	(17,821)	(295,999)	(400,704)
Loan recoveries	11,294	6,602	13,110	46,760	77,766
Net (charge-offs) recoveries	(71,723)	2,735	(4,711)	(249,239)	(322,938)
Ending balance	$393,315	$112,437	$101,929	$277,561	$885,242
(1)Includes commercial real estate – mortgage and real estate – construction loans.
(2)Includes residential real estate – mortgage, equity lines of credit and equity loans.
(3)Includes credit card, consumer direct and consumer indirect loans.

For the year ended December 31, 2020, the increase in the allowance for loan losses was primarily driven by the impact of the COVID-19 pandemic on economic conditions which impacted the Company's economic forecast. During 2020, economic conditions continued to deteriorate due to the impact of the COVID-19 health crisis. As a result, economic projections for gross domestic product declined dramatically and unemployment levels increased significantly with information related to the evolving impacts of the COVID-19 health crisis. Additionally, the allowance for loan losses was impacted by the higher reserves in the commercial portfolio due to downgrades in this portfolio and the impact of declines in oil prices.
The Company has not recorded a provision for credit loss related to its SBA PPP loans because they are guaranteed by the SBA and have been deemed to have zero expected credit loss as of December 31, 2020.

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
(1)Includes commercial real estate – mortgage and real estate – construction loans.
(2)Includes residential real estate – mortgage, equity lines of credit and equity loans.
(3)Includes credit card, consumer direct and consumer indirect loans.

The following table presents information on nonaccrual loans, by loan class at December 31, 2020.

	December 31, 2020
	Nonaccrual	Nonaccrual With No Recorded Allowance
	(In Thousands)
Commercial, financial and agricultural	$540,741	$93,614
Real estate – construction	25,316	—
Commercial real estate – mortgage	442,137	77,629
Residential real estate – mortgage	235,463	—
Equity lines of credit	42,606	—
Equity loans	10,167	—
Credit card	—	—
Consumer direct	10,087	—
Consumer indirect	24,713	—
Total loans	$1,331,230	$171,243
The following table presents information on individually evaluated impaired loans, by loan class at December 31, 2019.

	December 31, 2019
	Individually Evaluated Impaired Loans With No Recorded Allowance			Individually Evaluated Impaired Loans With a Recorded Allowance
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In Thousands)
Commercial, financial and agricultural	$51,203	$52,991	$—	$187,450	$249,486	$88,164
Real estate – construction	—	—	—	5,972	5,979	850
Commercial real estate – mortgage	46,232	51,286	—	26,097	27,757	12,405
Residential real estate – mortgage	—	—	—	111,623	111,623	8,974
Equity lines of credit	—	—	—	15,466	15,472	10,896
Equity loans	—	—	—	28,639	29,488	2,905
Credit card	—	—	—	—	—	—
Consumer direct	—	—	—	11,601	13,596	1,903
Consumer indirect	—	—	—	1,761	1,761	735
Total loans	$97,435	$104,277	$—	$388,609	$455,162	$126,832

The following table presents information on individually evaluated impaired loans, by loan class for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
Commercial, financial and agricultural	$344,940	$2,160	$293,841	$1,379
Real estate – construction	854	9	8,600	7
Commercial real estate – mortgage	78,889	807	81,989	870
Residential real estate – mortgage	108,606	2,681	108,094	2,658
Equity lines of credit	15,641	649	17,413	748
Equity loans	30,158	1,079	34,290	1,180
Credit card	—	—	—	—
Consumer direct	7,467	458	2,766	59
Consumer indirect	683	1	641	5
Total loans	$587,238	$7,844	$547,634	$6,906
The Company monitors the credit quality of its commercial portfolio using an internal dual risk rating, which considers both the obligor and the facility. The obligor risk ratings are defined by ranges of default probabilities of the borrowers, through internally assigned letter grades (AAA through D2), and the facility risk ratings are defined by ranges of the loss given default. The combination of those two approaches results in the assessment of the likelihood of loss and it is mapped to the regulatory classifications. The Company assigns internal risk ratings at loan origination and at regular intervals subsequent to origination. Loan review intervals are dependent on the size and risk grade of the loan, and are generally conducted at least annually. Additional reviews are conducted when information affecting the loan’s risk grade becomes available. The general characteristics of the risk grades are as follows:
•The Company’s internally assigned letter grades “AAA” through “B-” correspond to the regulatory classification “Pass.” These loans do not have any identified potential or well-defined weaknesses and have a high likelihood of orderly repayment. Exceptions exist when either the facility is fully secured by a CD and held at the Company or the facility is secured by properly margined and controlled marketable securities.
•Internally assigned letter grades “CCC+” through “CCC” correspond to the regulatory classification “Special Mention.” Loans within this classification have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•Internally assigned letter grades “CCC-” through “D1” correspond to the regulatory classification “Substandard.” A loan classified as substandard is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the loan. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
•The internally assigned letter grade “D2” corresponds to the regulatory classification “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable.

The Company considers payment history as a strong indicator of credit quality for the consumer portfolio. Nonperforming loans in the tables below include loans classified as nonaccrual, loans 90 days or more past due and loans modified in a TDR 90 days or more past due.
The following tables, which exclude loans held for sale, illustrate the credit quality indicators associated with the Company’s loans, by loan class.

	Commercial
	December 31, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$5,784,167	$2,691,532	$1,986,737	$3,003,653	$754,848	$3,030,800	$6,861,548	$—	$24,113,285
Special Mention	78,988	166,896	193,552	107,194	26,025	102,208	685,822	—	1,360,685
Substandard	38,516	66,725	69,752	96,059	82,947	179,285	499,317	—	1,032,601
Doubtful	16,286	12,248	5,476	709	7,395	5,085	51,372	—	98,571
Total commercial, financial and agricultural	$5,917,957	$2,937,401	$2,255,517	$3,207,615	$871,215	$3,317,378	$8,098,059	$—	$26,605,142
Real estate - construction
Pass	$429,483	$785,835	$710,403	$271,229	$44,565	$38,470	$125,184	$—	$2,405,169
Special Mention	—	9,015	8,414	—	24,059	301	18,223	—	60,012
Substandard	3,973	6,210	551	18,152	—	4,264	—	—	33,150
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction	$433,456	$801,060	$719,368	$289,381	$68,624	$43,035	$143,407	$—	$2,498,331
Commercial real estate - mortgage
Pass	$1,571,217	$2,796,409	$3,430,264	$1,371,053	$777,906	$2,113,980	$222,864	$—	$12,283,693
Special Mention	40,501	131,400	190,140	36,834	147,037	110,279	3,996	—	660,187
Substandard	44,201	34,749	106,067	114,290	112,976	195,821	6,630	—	614,734
Doubtful	—	—	—	—	2,758	3,942	—	—	6,700
Total commercial real estate - mortgage	$1,655,919	$2,962,558	$3,726,471	$1,522,177	$1,040,677	$2,424,022	$233,490	$—	$13,565,314

	December 31, 2019
	Commercial, Financial and Agricultural	Real Estate - Construction	Commercial Real Estate - Mortgage
	(In Thousands)
Pass	$23,319,645	$1,979,310	$13,547,273
Special Mention	543,928	67	168,679
Substandard	488,813	49,305	134,420
Doubtful	79,852	—	11,106
	$24,432,238	$2,028,682	$13,861,478

	Consumer
	December 31, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential real estate - mortgage
Performing	$3,881,274	$2,013,356	$883,919	$956,310	$1,109,560	$4,201,849	$—	$—	$13,046,268
Nonperforming	4,468	21,702	21,424	21,167	24,964	187,781	—	—	281,506
Total residential real estate - mortgage	$3,885,742	$2,035,058	$905,343	$977,477	$1,134,524	$4,389,630	$—	$—	$13,327,774
Equity lines of credit
Performing	$—	$—	$—	$—	$—	$—	$2,338,907	$10,757	$2,349,664
Nonperforming	—	—	—	—	—	—	45,079	151	45,230
Total equity lines of credit	$—	$—	$—	$—	$—	$—	$2,383,986	$10,908	$2,394,894
Equity loans
Performing	$11,894	$10,684	$8,624	$3,960	$3,242	$130,600	$—	$—	$169,004
Nonperforming	789	375	484	134	—	8,976	—	—	10,758
Total equity loans	$12,683	$11,059	$9,108	$4,094	$3,242	$139,576	$—	$—	$179,762
Credit card
Performing	$—	$—	$—	$—	$—	$—	$859,749	$—	$859,749
Nonperforming	—	—	—	—	—	—	21,953	—	21,953
Total credit card	$—	$—	$—	$—	$—	$—	$881,702	$—	$881,702
Consumer direct
Performing	$547,417	$426,921	$349,518	$97,085	$43,170	$14,617	$432,167	$—	$1,910,895
Nonperforming	1,220	3,878	7,995	2,325	642	189	2,579	—	18,828
Total consumer direct	$548,637	$430,799	$357,513	$99,410	$43,812	$14,806	$434,746	$—	$1,929,723
Consumer indirect
Performing	$1,817,720	$1,112,510	$745,483	$305,658	$92,924	$73,051	$—	$—	$4,147,346
Nonperforming	1,821	6,759	10,116	5,791	3,076	2,216	—	—	29,779
Total consumer indirect	$1,819,541	$1,119,269	$755,599	$311,449	$96,000	$75,267	$—	$—	$4,177,125

	December 31, 2019
	Residential Real Estate -Mortgage	Equity Lines of Credit	Equity Loans	Credit Card	Consumer Direct	Consumer Indirect
	(In Thousands)
Performing	$13,381,709	$2,553,000	$236,122	$979,569	$2,313,082	$3,870,839
Nonperforming	152,245	39,680	8,846	22,796	25,060	41,511
	$13,533,954	$2,592,680	$244,968	$1,002,365	$2,338,142	$3,912,350

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$15,862	$22,569	$35,472	$540,741	$17,686	$632,330	$25,972,812	$26,605,142
Real estate – construction	3,595	174	532	25,316	145	29,762	2,468,569	2,498,331
Commercial real estate – mortgage	2,113	2,004	1,104	442,137	910	448,268	13,117,046	13,565,314
Residential real estate – mortgage	49,445	20,694	45,761	235,463	53,380	404,743	12,923,031	13,327,774
Equity lines of credit	11,108	4,305	2,624	42,606	—	60,643	2,334,251	2,394,894
Equity loans	1,417	243	317	10,167	19,606	31,750	148,012	179,762
Credit card	12,147	10,191	21,953	—	—	44,291	837,411	881,702
Consumer direct	24,076	17,550	8,741	10,087	23,163	83,617	1,846,106	1,929,723
Consumer indirect	47,174	14,951	5,066	24,713	—	91,904	4,085,221	4,177,125
Total loans	$166,937	$92,681	$121,570	$1,331,230	$114,890	$1,827,308	$63,732,459	$65,559,767

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due and Impaired	Not Past Due or Impaired	Total
	(In Thousands)
Commercial, financial and agricultural	$29,273	$16,462	$6,692	$268,288	$1,456	$322,171	$24,110,067	$24,432,238
Real estate – construction	7,603	2	571	8,041	72	16,289	2,012,393	2,028,682
Commercial real estate – mortgage	5,325	5,458	6,576	98,077	3,414	118,850	13,742,628	13,861,478
Residential real estate – mortgage	72,571	21,909	4,641	147,337	57,165	303,623	13,230,331	13,533,954
Equity lines of credit	15,766	6,581	1,567	38,113	—	62,027	2,530,653	2,592,680
Equity loans	2,856	1,028	195	8,651	23,770	36,500	208,468	244,968
Credit card	11,275	9,214	22,796	—	—	43,285	959,080	1,002,365
Consumer direct	33,658	20,703	18,358	6,555	12,438	91,712	2,246,430	2,338,142
Consumer indirect	83,966	28,430	9,730	31,781	—	153,907	3,758,443	3,912,350
Total loans	$262,293	$109,787	$71,126	$606,843	$98,315	$1,148,364	$62,798,493	$63,946,857
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.
In response to the COVID-19 pandemic, beginning in March 2020, the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances generally cover periods of three to six months. In most cases as allowed under the CARES Act, these offers are not classified as TDRs and do not result in loans being placed on nonaccrual status. For loans that receive a payment deferral or forbearance under these hardship relief programs, the Company continues to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period or at maturity of the loan). For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income will continue to be recognized at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest). At December 31, 2020, the Company had deferrals on approximately 7 thousand loans with an amortized cost of $448 million.
Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the year ended December 31, 2020, $24 million of TDR modifications included an interest rate concession and $219 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2019, $25 million of TDR modifications included an interest rate concession and $73 million of TDR modifications resulted from modifications to the loan’s structure. During the year ended December 31, 2018, $28 million of TDR modifications included an interest rate concession and $119 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	27	$197,671	15	$29,293	8	$122,182
Real estate – construction	1	116	1	119	2	307
Commercial real estate – mortgage	12	16,702	7	21,419	4	4,072
Residential real estate – mortgage	40	9,817	118	28,269	73	14,851
Equity lines of credit	14	595	9	478	11	289
Equity loans	12	1,965	17	1,141	25	2,687
Credit card	—	—	—	—	—	—
Consumer direct	198	16,847	286	15,583	16	2,158
Consumer indirect	—	—	154	1,878	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs was approximately $(7.0) million, $21.0 million and $11.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Years Ended December 31,
	2020		2019		2018
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
	(Dollars in Thousands)
Commercial, financial and agricultural	2	$16,912	—	$—	—	$—
Real estate – construction	—	—	—	—	—	—
Commercial real estate – mortgage	—	—	1	599	—	—
Residential real estate – mortgage	4	893	2	455	7	834
Equity lines of credit	1	65	—	—	—	—
Equity loans	1	270	2	151	6	358
Credit card	—	—	—	—	—	—
Consumer direct	5	235	6	2,757	1	5
Consumer indirect	—	—	—	—	—	—
At December 31, 2020 and 2019, there were $132.5 million and $43.8 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
Other real estate owned, a component of other assets in the Company's Consolidated Balance Sheets, totaled $11 million and $22 million at December 31, 2020 and 2019, respectively. Other real estate owned included $6 million and $14 million of foreclosed residential real estate properties at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, there were $29 million and $57 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4) Loan Sales and Servicing
Loans held for sale were $237 million and $112 million at December 31, 2020 and 2019, respectively. Loans held for sale at December 31, 2020 and 2019 were comprised entirely of residential real estate - mortgage loans.
The following table summarizes the Company's activity in the loans held for sale portfolio and loan sales, excluding activity related to loans originated for sale in the secondary market.

	2020	2019	2018
	(In Thousands)
Loans transferred from held for investment to held for sale	$—	$1,196,883	$—
Charge-offs on loans recognized at transfer from held for investment to held for sale	—	—	—
Loans and loans held for sale sold	2,155	1,113,371	293,996
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	2020	2019	2018
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$1,322,648	$724,706	$625,091
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	75,634	29,539	18,863
Servicing fees recognized (2)	10,634	10,896	11,213
(1)The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.
(2)Recorded in mortgage banking income in the Company's Consolidated Statements of Income.
The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	December 31, 2020	December 31, 2019
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,425,180	$4,534,202
MSRs (2)	30,665	42,022
(1)These loans are not included in loans on the Company's Consolidated Balance Sheets.
(2)Recorded under the fair value method and included in other assets on the Company's Consolidated Balance Sheets.
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

The following table is an analysis of the activity in the Company’s MSRs.

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Carrying value, at beginning of year	$42,022	$51,539	$49,597
Additions	11,796	6,639	6,874
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	(13,465)	(7,552)	6,985
Due to other changes in fair value (1)	(9,688)	(8,604)	(11,917)
Carrying value, at end of year	$30,665	$42,022	$51,539
(1)Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 19, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of residential MSRs.
At December 31, 2020 and 2019, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	December 31,
	2020	2019
	(Dollars in Thousands)
Fair value of MSRs	$30,665	$42,022
Composition of residential loans serviced for others:
Fixed rate mortgage loans	98.5%	98.1%
Adjustable rate mortgage loans	1.5	1.9
Total	100.0%	100.0%
Weighted average life (in years)	3.6	4.6
Prepayment speed:	30.4%	16.9%
Effect on fair value of a 10% increase	(1,620)	(2,906)
Effect on fair value of a 20% increase	(3,585)	(5,043)
Weighted average option adjusted spread	6.2%	6.4%
Effect on fair value of a 10% increase	(656)	(1,159)
Effect on fair value of a 20% increase	(1,285)	(1,812)
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

(5) Premises and Equipment
A summary of the Company’s premises and equipment is presented below.

	December 31,
	2020	2019
	(In Thousands)
Land	$295,915	$297,039
Buildings	588,031	580,911
Furniture, fixtures and equipment	460,987	425,794
Software	1,142,740	1,035,892
Leasehold improvements	205,865	203,776
Construction / projects in progress	117,154	128,816
	2,810,692	2,672,228
Less: Accumulated depreciation and amortization	1,755,167	1,584,530
Total premises and equipment	$1,055,525	$1,087,698
The Company recognized $184.2 million, $189.0 million and $198.4 million of depreciation expense related to the above premises and equipment for the years ended December 31, 2020, 2019 and 2018, respectively.
(6) Leases
The following table summarizes the Company’s lease portfolio classification and respective right-of-use asset balances and lease liability balances which are included in other assets and accrued expenses and other liabilities, respectively, on the Company’s Consolidated Balance Sheets.

	Finance	Operating	Total
	(In Thousands)
December 31, 2020
Right-of-use asset	$7,243	$264,111	$271,354
Lease liability balance	10,635	305,802	316,437
December 31, 2019
Right-of-use asset	$8,566	$272,279	$280,845
Lease liability balance	12,339	313,398	325,737
The table below presents information about the Company's total lease costs which include amounts recognized on the Company’s Consolidated Statements of Income during the period.

	December 31,
	2020	2019
	(In Thousands)
Interest on lease liabilities	$529	$608
Amortization of right-of-use assets	1,323	1,323
Finance lease cost	1,852	1,931
Operating lease cost	48,418	48,316
Variable lease cost	16,757	16,537
Sublease income	(6,764)	(6,812)
Total lease cost	$60,263	59,972
The Company incurred lease expense of $86.8 million for the year ended December 31, 2018. The Company received lease income of $7.7 million for the year December 31, 2018 related to space leased to third parties.

The table below presents supplemental cash flow information arising from lease transactions and noncash information on lease liabilities arising from obtaining right-of-use assets.

	December 31,
	2020	2019
	(In Thousands)
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$56,796	$54,020
Operating cash flows from finance leases	529	608
Financing cash flows from finance leases	1,704	1,589
Right-of-use assets obtained in exchange for lease obligations
Operating leases	38,537	35,315
Finance leases	—	—
The weighted-average remaining lease term and discount rates at December 31, 2020 were as follows:

	Finance	Operating	Total
Weighted-average remaining lease term	8.0 years	9.3 years	9.2 years
Weighted-average discount rate	4.6%	3.1%	3.1%
The following table provides the annual undiscounted future minimum payments under finance and noncancellable operating leases at December 31, 2020:

	Finance	Operating	Total
	(In Thousands)
2021	$2,143	$56,251	$58,394
2022	1,923	53,147	55,070
2023	1,501	47,097	48,598
2024	1,410	38,116	39,526
2025	1,204	29,986	31,190
Thereafter	4,492	127,372	131,864
Total	$12,673	$351,969	$364,642
At December 31, 2020 the Company had no additional operating or finance leases that had not yet commenced that would create significant rights and obligations for the Company as a lessee.
The table below presents a reconciliation of the undiscounted cash flows to the finance lease liabilities and operating lease liabilities.

	December 31, 2020
	Finance	Operating	Total
	(In Thousands)
Total undiscounted lease liability	$12,673	$351,969	$364,642
Less: imputed interest	2,038	46,167	48,205
Total discounted lease liability	$10,635	$305,802	$316,437

(7) Goodwill
A summary of the activity related to the Company’s goodwill follows.

(In Thousands)
Balance, at December 31, 2018
Goodwill	$9,835,400
Accumulated impairment losses	(4,852,104)
Goodwill, net at December 31, 2018	4,983,296
Impairment losses	(470,000)
Balance, at December 31, 2019
Goodwill	9,835,400
Accumulated impairment losses	(5,322,104)
Goodwill, net at December 31, 2019	$4,513,296
Impairment losses	(2,185,000)
Balance, at December 31, 2020
Goodwill	9,835,400
Accumulated impairment losses	(7,507,104)
Goodwill, net at December 31, 2020	$2,328,296
Goodwill is allocated to each of the Company's segments (each a reporting unit: Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking).
At December 31, 2020 and 2019, the goodwill, net of accumulated impairment losses, attributable to each of the Company’s three identified reporting units is as follows:

	Years Ended December 31,
	2020	2019
	(In Thousands)
Commercial Banking and Wealth	$1,930,830	$2,659,830
Retail Banking	135,660	1,427,660
Corporate and Investment Banking	261,806	425,806
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
The Company's annual goodwill impairment test is performed as of October 31 each year. The Company elected to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the entity (or the reporting unit) is less than its carrying amount, including goodwill. In performing this qualitative assessment, the Company evaluated events and circumstances since the last quantitative impairment test performed as of March 31, 2020, macroeconomic conditions, banking industry and market conditions, and key financial metrics of the Company as well as reporting unit and overall Company performance. After assessing the totality of the events and circumstances, the Company determined it was not more likely than not that the fair values of the Company's three reporting units with goodwill were greater than their respective carrying amounts, and therefore, a quantitative goodwill impairment test was not deemed necessary.
Additionally, on a quarterly basis, the Company evaluates whether a triggering event has occurred. During the three months ended March 31, 2020, the Company determined that a triggering event had occurred due to the COVID-19 pandemic and its impact on the economic environment and the Company's financial performance. The Company elected to perform a quantitative impairment test. The results of the interim impairment test indicated a goodwill impairment of $164 million within the Corporate and Investment Banking reporting unit, $729 million within the Commercial Banking and Wealth reporting unit, and $1.3 billion within the Retail Banking reporting unit resulting in the Company recording a goodwill impairment charge of $2.2 billion for the three months ended March 31, 2020. The primary causes of the goodwill impairment were economic and industry conditions, volatility in the market capitalization of U.S. banks, and management's downward revisions to financial projections that resulted in the fair value of the reporting units being less than the carrying value of the reporting units.
The estimated fair value of the reporting units were determined using a blend of both income and market approaches.
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
The Company recognized goodwill impairment of $470 million within the Corporate and Investment Banking reporting unit during the year ended December 31, 2019 and no impairment in the year ended December 31, 2018.
Through December 31, 2020, the Company had recognized accumulated goodwill impairment losses of $3.2 billion, $2.7 billion, and $883 million within the Commercial Banking and Wealth, Retail Banking, and Corporate and Investment Banking reporting units, respectively. In addition, the Company has previously recognized $784 million of accumulated goodwill impairment losses from reporting units that no longer have a goodwill balance.
For the quarters ended June 30, 2020 and September 30, 2020, the Company concluded that a trigger event had not occurred as events or circumstances had not changed that indicated that the fair value of the entity (or the reporting unit) may be below its carrying amount since March 31, 2020 based on those contemplated when impairment was recorded. Consideration of events or circumstances are similar to those evaluated in the qualitative assessment described above.
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
(8) Deposits
Time deposits of $250,000 or less totaled $3.1 billion at December 31, 2020, while time deposits of more than $250,000 totaled $1.6 billion. At December 31, 2020, the scheduled maturities of time deposits were as follows.

(In Thousands)
2021	$4,193,411
2022	334,089
2023	97,390
2024	29,570
2025	25,869
Thereafter	4,700
Total	$4,685,029
At December 31, 2020 and 2019, demand deposit overdrafts reclassified to loans totaled $13 million and $17 million, respectively. In addition to the securities and loans the Company has pledged as collateral to secure public deposits and FHLB advances at December 31, 2020, the Company also had $6.3 billion of standby letters of credit issued by the FHLB to secure public deposits.
(9) Short-Term Borrowings
The short-term borrowings table below shows the distribution of the Company’s short-term borrowed funds.

	Ending Balance	Ending Average Interest Rate	Average Balance	Maximum Outstanding Balance
	(Dollars in Thousands)
As of and for the year ended
December 31, 2020
Securities sold under agreements to repurchase	$184,478	0.24%	$1,249,629	$1,050,182
Other short-term borrowings	—	—	12,158	20,031
Total short-term borrowings	$184,478		$1,261,787	$1,070,213
As of and for the year ended
December 31, 2019
Federal funds purchased	$—	—%	$746	$5,060
Securities sold under agreements to repurchase	173,028	1.70	857,176	1,198,822
Total	173,028		857,922	1,203,882
Other short-term borrowings	—	—	14,963	69,446
Total short-term borrowings	$173,028		$872,885	$1,273,328
(10) FHLB and Other Borrowings
The following table details the Company’s FHLB advances and other borrowings including maturities and interest rates as of December 31, 2020.

		December 31,
	Maturity Dates	2020	2019
		(In Thousands)
FHLB advances:
LIBOR-based floating rate (weighted average rate of 0.85%)	2021	$120,000	$120,000
Fixed rate (weighted average rate of 3.30%)	2021-2025	59,657	59,892
Total FHLB advances		179,657	179,892
Senior notes and subordinated debentures:
2.88% senior notes	2022	750,000	750,000
3.50% senior notes	2021	700,000	700,000
2.50% senior notes	2024	600,000	600,000
0.95% senior notes	2021	450,000	450,000
3.88% subordinated debentures	2025	700,000	700,000
5.50% subordinated debentures	2020	—	227,764
5.90% subordinated debentures	2026	71,086	71,086
Fair value of hedged senior notes and subordinated debentures		108,191	26,975
Net unamortized discount		(10,442)	(15,673)
Total senior notes and subordinated debentures		3,368,835	3,510,152
Total FHLB and other borrowings		$3,548,492	$3,690,044
In August 2019, the Bank issued $600 million aggregate principal amount of its 2.50% unsecured senior notes due 2024.

The following table presents maturity information for the Company’s FHLB and other borrowings, including the fair value of hedged senior notes and subordinated debentures as well as unamortized discounts and premiums, as of December 31, 2020.

	FHLB Advances	Senior Notes and Subordinated Debentures
	(In Thousands)
Maturing:
2021	$120,000	$1,157,419
2022	—	766,723
2023	—	—
2024	55,054	620,729
2025	4,603	741,554
Thereafter	—	82,410
Total	$179,657	$3,368,835
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
At both December 31, 2020 and 2019, the carrying amount of the Series A Preferred Stock, including related surplus, net of issuance costs was approximately $229 million.
Class B Preferred Stock
In December 2000, a subsidiary of the Bank issued $21 million of Class B Preferred Stock. The Preferred Stock outstanding was approximately $21 million and $22 million at December 31, 2020 and 2019, respectively, and is classified as noncontrolling interests on the Company’s Consolidated Balance Sheets. The Preferred Stock dividends are preferential, non-cumulative and payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2001, at a rate per annum equal to 9.875% of the liquidation preference of $1,000 per share when and if declared by the board of directors of the subsidiary, in its sole discretion, out of funds legally available for such payment.
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

	December 31, 2020
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from debt securities available for sale	$151,371	$35,968	$115,403
Less: reclassification adjustment for net gains on sale of debt securities in net income	22,616	5,396	17,220
Net change in unrealized gains on debt securities available for sale	128,755	30,572	98,183
Change in unamortized net holding gains on debt securities held to maturity	8,505	2,066	6,439
Less: non-credit related impairment on debt securities held to maturity	—	—	—
Change in unamortized non-credit related impairment on debt securities held to maturity	636	162	474
Net change in unamortized holding gains on debt securities held to maturity	9,141	2,228	6,913
Unrealized holding gains arising during period from cash flow hedge instruments	281,512	66,647	214,865
Change in defined benefit plans	13,458	3,242	10,216
Other comprehensive income	$432,866	$102,689	$330,177

	December 31, 2019
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding gains arising during period from debt securities available for sale	$208,725	$49,465	$159,260
Less: reclassification adjustment for net gains on sale of debt securities in net income	29,961	7,104	22,857
Net change in unrealized gains on debt securities available for sale	178,764	42,361	136,403
Change in unamortized net holding gains on debt securities held to maturity	10,144	2,350	7,794
Less: non-credit related impairment on debt securities held to maturity	108	26	82
Change in unamortized non-credit related impairment on debt securities held to maturity	781	174	607
Net change in unamortized holding gains on debt securities held to maturity	10,817	2,498	8,319
Unrealized holding gains arising during period from cash flow hedge instruments	113,359	27,049	86,310
Change in defined benefit plans	(12,932)	(3,112)	(9,820)
Other comprehensive income	$290,008	$68,796	$221,212

	December 31, 2018
	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding losses arising during period from debt securities available for sale	$(2,925)	$(797)	$(2,128)
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—
Net change in unrealized losses on debt securities available for sale	(2,925)	(797)	(2,128)
Change in unamortized net holding gains on debt securities held to maturity	9,120	2,104	7,016
Unamortized unrealized net holding losses on debt securities available for sale transferred to debt securities held to maturity	(39,904)	(9,417)	(30,487)
Less: non-credit related impairment on debt securities held to maturity	397	94	303
Change in unamortized non-credit related impairment on debt securities held to maturity	1,036	237	799
Net change in unamortized holding losses on debt securities held to maturity	(30,145)	(7,170)	(22,975)
Unrealized holding gains arising during period from cash flow hedge instruments	46,406	15,466	30,940
Change in defined benefit plans	6,142	1,409	4,733
Other comprehensive income	$19,478	$8,908	$10,570
Activity in accumulated other comprehensive income (loss), net of tax, was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2018	$(158,433)	$6,175	$(29,495)	$(5,095)	$(186,848)
Cumulative effect of adoption of ASUs (1)	(25,844)	(1,040)	(7,351)	(1,201)	(35,436)
	$(184,277)	$5,135	$(36,846)	$(6,296)	$(222,284)
Other comprehensive income (loss) before reclassifications	159,260	83,903	—	(82)	243,081
Amounts reclassified from accumulated other comprehensive (loss) income	(15,063)	2,407	(9,820)	607	(21,869)
Net current period other comprehensive income (loss)	144,197	86,310	(9,820)	525	221,212
Balance, December 31, 2019	$(40,080)	$91,445	$(46,666)	$(5,771)	$(1,072)

Balance, December 31, 2019	$(40,080)	$91,445	$(46,666)	$(5,771)	$(1,072)
Other comprehensive income before reclassifications	115,403	310,170	—	—	425,573
Amounts reclassified from accumulated other comprehensive income (loss)	(10,781)	(95,305)	10,216	474	(95,396)
Net current period other comprehensive income	104,622	214,865	10,216	474	330,177
Balance, December 31, 2020	$64,542	$306,310	$(36,450)	$(5,297)	$329,105
(1)Related to the Company's adoption of ASU 2017-12 and ASU 2018-02 on January 1, 2019. See Note 1, Summary of Significant Accounting Policies, for additional information.

The following table presents information on reclassifications out of accumulated other comprehensive income.

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified From Accumulated Other Comprehensive Income (1)			Consolidated Statement of Income Caption
	December 31, 2020	December 31, 2019	December 31, 2018
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$22,616	$29,961	$—	Investment securities gains, net
	(8,505)	(10,144)	(9,120)	Interest on debt securities held to maturity
	14,111	19,817	(9,120)
	(3,330)	(4,754)	2,104	Income tax (expense) benefit
	$10,781	$15,063	$(7,016)	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$127,716	$(2,214)	$(45,027)	Interest and fees on loans
	(2,758)	(948)	(1,288)	Interest on FHLB and other borrowings
	124,958	(3,162)	(46,315)
	(29,653)	755	10,981	Income tax (expense) benefit
	$95,305	$(2,407)	$(35,334)	Net of tax

Defined Benefit Plan Adjustment	$(13,458)	$12,932	$(6,142)	(2)
	3,242	(3,112)	1,409	Income tax benefit (expense)
	$(10,216)	$9,820	$(4,733)	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(636)	$(781)	$(1,036)	Interest on debt securities held to maturity
	162	174	237	Income tax benefit
	$(474)	$(607)	$(799)	Net of tax
(1)Amounts in parentheses indicate debits to the Consolidated Statements of Income.
(2)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, for additional details).

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

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,496,086	$11,635	$748	$3,623,950	$10,633	$354
Total fair value hedges		11,635	748		10,633	354
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	10,000,000	—	—	10,000,000	—	—
Swaps related to FHLB advances	120,000	—	2,108	120,000	—	2,864
Foreign currency contracts:
Forwards related to currency fluctuations	4,102	—	19	2,597	102	—
Total cash flow hedges		—	2,127		102	2,864
Total derivatives designated as hedging instruments		$11,635	$2,875		$10,735	$3,218

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$861,061	$1,184	$5,193	$289,990	$148	$514
Option contracts related to mortgage servicing rights	—	—	—	60,000	38	—
Interest rate lock commitments	520,481	17,897	—	146,941	3,088	—
Equity contracts:
Purchased equity option related to equity-linked CDs	40,253	574	—	152,130	4,460	—
Written equity option related to equity-linked CDs	32,507	—	468	128,620	—	3,765
Foreign exchange contracts:
Forwards related to commercial loans	578,484	1,635	7,424	443,493	167	3,872
Spots related to commercial loans	47,564	124	38	48,626	7	68
Swap associated with sale of Visa, Inc. Class B shares	189,352	—	6,517	161,904	—	5,904
Futures contracts (3)	200,000	—	—	2,110,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	38,305,700	616,566	128,831	35,503,973	313,573	97,881
Foreign exchange contracts for customers	1,448,123	36,741	34,598	1,039,507	22,766	20,678
Total trading account assets and liabilities		653,307	163,429		336,339	118,559
Total free-standing derivative instruments not designated as hedging instruments		$674,721	$183,069		$344,247	$132,682
(1)Derivative assets, except for trading account assets that are recorded as a component of trading account assets on the Consolidated Balance Sheets, are recorded in other assets on the Company’s Consolidated Balance Sheets.
(2)Derivative liabilities are recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(3)Changes in fair value are cash settled daily; therefore, there is no ending balance at any given reporting period.

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
The Company recognized no gains or losses for the years ended December 31, 2020, 2019 and 2018 related to hedged firm commitments no longer qualifying as a fair value hedge. At December 31, 2020, the fair value hedges had a weighted average expected remaining term of 2.5 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of the money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income (loss) because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the years ended December 31, 2020, 2019 and 2018.
At December 31, 2020, cash flow hedges not terminated had a net fair value of $(2) million and a weighted average life of 2.2 years. Net gains of $174.5 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 4.4 years.

The following table presents the effect of hedging derivative instruments on the Company’s Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Year Ended December 31, 2020
Total amounts presented in the consolidated statements of income	$2,656,786	$71,848

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$35,086
Recognized on derivatives	—	86,244
Recognized on hedged items	—	(81,995)
Net income (expense) recognized on fair value hedges	$—	$39,335

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gain (losses) reclassified from AOCI into net income (2)	$127,716	$(2,758)
Net income (expense) recognized on cash flow hedges	$127,716	$(2,758)

Year Ended December 31, 2019
Total amounts presented in the consolidated statements of income	$3,097,640	$136,164

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$(2,659)
Recognized on derivatives	—	54,504
Recognized on hedged items	—	(51,682)
Net income (expense) recognized on fair value hedges	$—	$163

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(2,214)	$(948)
Net income (expense) recognized on cash flow hedges	$(2,214)	$(948)

Year Ended December 31, 2018
Total amounts presented in the consolidated statements of income	$2,914,269	$130,372

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$3,510
Recognized on derivatives	—	(19,952)
Recognized on hedged items	—	19,124
Net income (expense) recognized on fair value hedges	—	2,682

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$(45,027)	$(1,288)
Net income (expense) recognized on cash flow hedges	$(45,027)	$(1,288)
(1)See Note 12, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.
(2)Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Consolidated Balance Sheets in fair value hedging relationships.

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
December 31, 2020
FHLB and other borrowings	$3,260,644	$107,023	$1,168

December 31, 2019
FHLB and other borrowings	$3,483,177	$25,092	$1,883
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

		Gain (Loss) for the Years Ended
		December 31,
	Consolidated Statements of Income Caption	2020	2019	2018
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$(779)	$(1,288)	$(194)
Interest rate contracts:
Interest rate lock commitments	Mortgage banking income	14,809	1,076	(404)
Option contracts related to mortgage servicing rights	Mortgage banking income	1,528	929	(38)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	(3,643)	469	(790)
Interest rate contracts for customers	Corporate and correspondent investment sales	30,347	24,128	35,326
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(3,886)	(9,725)	(27,144)
Written equity option related to equity-linked CDs	Other expense	3,296	8,669	24,524
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	(25,561)	(275)	36,353
Spot contracts related to commercial loans	Other income	6,439	1,542	(3,898)
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	16,642	15,404	16,232
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At December 31, 2020, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $653 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no material net credit losses associated with derivative instruments classified as trading for the years ended December 31, 2020,

2019 and 2018. At December 31, 2020 and 2019, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions have credit risk of $12 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the years ended December 31, 2020, 2019 and 2018. At December 31, 2020 and 2019, there were no nonperforming derivative positions classified as nontrading.
As of December 31, 2020 and 2019, the Company had recorded the right to reclaim cash collateral of $199 million and $150 million, respectively, within other assets on the Company’s Consolidated Balance Sheets and had recorded the obligation to return cash collateral of $14 million and $12 million, respectively, within deposits on the Company’s Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt to maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2020 was $66 million for which the Company has collateral requirements of $64 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2020, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2019 was $47 million for which the Company had collateral requirements of $45 million in the normal course of business. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2019, the Company’s collateral requirements to its counterparties would have increased by $2 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2020
Derivative financial assets:
Subject to a master netting arrangement	$38,554	$—	$38,554	$—	$3,771	$34,783
Not subject to a master netting arrangement	647,802	—	647,802	—	—	647,802
Total derivative financial assets	$686,356	$—	$686,356	$—	$3,771	$682,585

Derivative financial liabilities:
Subject to a master netting arrangement	$153,524	$—	$153,524	$—	$153,524	$—
Not subject to a master netting arrangement	32,420	—	32,420	—	—	32,420
Total derivative financial liabilities	$185,944	$—	$185,944	$—	$153,524	$32,420

December 31, 2019
Derivative financial assets:
Subject to a master netting arrangement	$41,390	$—	$41,390	$—	$5,860	$35,530
Not subject to a master netting arrangement	313,592	—	313,592	—	—	313,592
Total derivative financial assets	$354,982	$—	$354,982	$—	$5,860	$349,122

Derivative financial liabilities:
Subject to a master netting arrangement	$94,979	$—	$94,979	$—	$94,979	$—
Not subject to a master netting arrangement	40,921	—	40,921	—	—	40,921
Total derivative financial liabilities	$135,900	$—	$135,900	$—	$94,979	$40,921
(1)The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists, the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Collateral Received/ Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
December 31, 2020
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$986,290	$798,097	$188,193	$188,193	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$982,575	$798,097	$184,478	$184,478	$—	$—

December 31, 2019
Securities purchased under agreement to resell:
Subject to a master netting arrangement	$656,504	$477,590	$178,914	$178,914	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$650,618	$477,590	$173,028	$173,028	$—	$—
(1)The actual amount of collateral received/pledged is limited to the asset/liability balance and does not include excess collateral received/pledged. When excess collateral exists the collateral shown in the table above has been allocated based on the percentage of the actual amount of collateral posted.

Collateral Associated with Securities Financing Activities
Securities sold under agreements to repurchase are accounted for as secured borrowings. The following table presents the Company's related activity, by collateral type and remaining contractual maturity.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater Than 90 Days	Total
	(In Thousands)
December 31, 2020
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies securities	$880,200	$—	$102,375	$—	$982,575
Mortgage-backed securities	—	—	—	—	—
Total	$880,200	$—	$102,375	$—	$982,575

December 31, 2019
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies securities	$321,310	$—	$—	$305,750	$627,060
Mortgage-backed securities	—	—	23,558	—	23,558
Total	$321,310	$—	$23,558	$305,750	$650,618
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company mitigates the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.
At December 31, 2020, the fair value of collateral received related to securities purchased under agreements to resell was $966 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $960 million. At December 31, 2019, the fair value of collateral received related to securities purchased under agreements to resell was $648 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $644 million.
(15) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit.

	December 31,
	2020	2019
	(In Thousands)
Commitments to extend credit	$28,251,150	$27,725,965
Standby and commercial letters of credit	853,450	996,830
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At both December 31, 2020 and 2019, the recorded amount of these deferred fees was $7 million. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2020, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $853 million. At December 31, 2020 and 2019, the Company had reserves related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet of $150 million and $67 million, respectively. See Note 1, Summary of Significant Accounting Policies, for discussion of the impact of the adoption of ASC 326 on the allowance for credit losses related to letters of credit and unfunded commitments.
Loan Sale Recourse
The Company has potential recourse related to FNMA securitizations. At both December 31, 2020 and 2019, the amount of potential recourse was $18 million of which the Company had reserved $693 thousand which is recorded in accrued expenses and other liabilities on its Consolidated Balance Sheets for the respective years.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these warranties would materially change the financial condition or results of operations of the Company. At December 31, 2020 and 2019, the Company recorded $2.7 million and $1.2 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets related to potential losses from loans sold.
Low Income Housing Tax Credit Partnerships
The Company has committed to make certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments will be to facilitate the sale of additional affordable housing product offerings and to assist in achieving goals associated with the Community Reinvestment Act, and to achieve a satisfactory return on capital. The total unfunded commitment associated with these investments at December 31, 2020 and 2019 were $190 million and $171 million, respectively, and were recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
Forward Starting Reverse Repurchase Agreements and Forward Starting Repurchase Agreements.
The Company enters into securities purchased under agreements to resell and securities sold under agreements to repurchase that settle at a future date, generally within three business days. At December 31, 2020 the Company had no forward starting reverse repurchase agreements or forward starting repurchase agreements. The Company had no forward starting reverse repurchase agreements and forwarding starting repurchase agreements of $450 million at December 31, 2019.
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

In January 2014, the Bank was named as a defendant in a lawsuit filed in the District Court of Dallas County, Texas, David Bagwell, individually and as Trustee of the David S. Bagwell Trust, et al. v. BBVA USA, et al., wherein the plaintiffs (who are the borrowers and guarantors of the underlying loans) allege that BBVA USA wrongfully sold their loans to a third party after representing that it would not do so. The plaintiffs seek unspecified monetary relief. Following trial in December 2017, the jury rendered a verdict in favor of the plaintiffs totaling $98 million. On June 27, 2018, the court entered a judgment in favor of the plaintiffs in the amount of $96 million, which includes prejudgment interest. The Bank appealed and on December 14, 2020, the appellate court issued an opinion reversing the jury verdict and entering a plaintiffs take nothing judgment in the Company’s favor on all claims. Plaintiffs are seeking further review of the appellate court’s decision. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In March 2019, the Company and its subsidiary, Simple Finance Technology Corp., were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, Amitahbo Chattopadhyay v. BBVA USA Bancshares, Inc., et al. Plaintiff claims that Simple and the Company only permit United States citizens to open Simple accounts (which are exclusively originated through online channels). Plaintiff later amended the complaint to also take issue with BBVA USA’s practice of directing non-citizen applicants to complete the online account origination processes in a physical branch location. Plaintiff alleges that these practices constitute alienage discrimination and violations of California's Unruh Act. BBVA USA’s motion to dismiss was granted on November 2, 2020 and the plaintiffs are pursuing an appeal of that ruling. The Company believes that there are substantial defenses to these claims and intends to defend them vigorously.

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

In October 2020, BBVA USA was joined in a Delaware state court action styled Yatra Online v. Ebix, et al., alleging breach of contract and tortious interference with a prospective transaction between Yatra Online and Ebix. The plaintiff seeks unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In December 2020, BBVA USA was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of California styled Eisenberg v. BBVA USA, challenging BBVA USA’s assessment of certain overdraft fees. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

In December 2020, the Company was named as a defendant in a putative class action lawsuit filed in the United States District Court for the Northern District of Alabama, Drake v. BBVA USA Bancshares, Inc., et al., wherein the plaintiff alleges certain investment options within the Company’s employee retirement plan violate provisions of ERISA. The plaintiffs seek unspecified monetary relief. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.
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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At December 31, 2020 and 2019 , the Company had accrued legal reserves in the amount of $5 million and $23 million, respectively. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves, if any. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” Based on information available at December 31, 2020, management estimates no reasonably possible losses in excess of related reserves. The matters underlying this estimate will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimate; therefore, this estimate does not represent the Company’s maximum loss exposure.
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
Income Tax Review
The Company is subject to review and examination from various tax authorities. The Company is currently under examination by the IRS for the tax year 2018 and a number of states, and has received notices of proposed adjustments related to state income taxes due for prior years. Management believes that adequate provisions for income taxes have been recorded. Refer to Note 18, Income Taxes, for additional information on various tax audits.
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
At December 31, 2020, the Company and the Bank, remain above the applicable U.S. regulatory capital requirements. Under the U.S. Basel III capital rule, the current minimum required regulatory capital ratios are as follows:

CET1 Risk-Based Capital Ratio (1)	7.000%
Tier 1 Risk-Based Capital Ratio (1)	8.500
Total Risk-Based Capital Ratio (1)	10.500
Tier 1 Leverage Ratio	4.000
(1)      The CET1, tier 1 and total capital minimum ratio requirements include a capital conservation buffer of 2.500%.
.

The following table presents the Basel III regulatory capital ratios at December 31, 2020 and 2019 for the Company and the Bank.

	Amount		Ratios
	2020	2019	2020	2019
	(Dollars in Thousands)
Risk-based capital
CET1:
BBVA USA Bancshares, Inc.	$9,086,853	$8,615,357	13.28%	12.49%
BBVA USA	8,314,129	7,916,278	12.24	11.56
Tier 1:
BBVA USA Bancshares, Inc.	9,316,853	8,849,557	13.61	12.83
BBVA USA	8,314,129	7,920,478	12.24	11.56
Total:
BBVA USA Bancshares, Inc.	10,804,264	10,332,023	15.79	14.98
BBVA USA	9,796,153	9,549,373	14.42	13.94
Leverage:
BBVA USA Bancshares, Inc.	9,316,853	8,849,557	9.07	9.70
BBVA USA	8,314,129	7,920,478	8.32	8.98
Dividends paid by the Bank are the primary source of funds available to the Parent for payment of dividends to its shareholder and other needs. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. The Bank could have paid additional dividends to the Parent in the amount of $2.5 billion while continuing to meet the capital requirements for “well-capitalized” banks at December 31, 2020; however, due to the net earnings restrictions on dividend distributions, the Bank did not have the ability to pay any dividends at December 31, 2020 without regulatory approval.
The Bank is required to maintain cash balances with the Federal Reserve. The average amount of these balances approximated $10.2 billion and $4.5 billion for the years ended December 31, 2020 and 2019, respectively.
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

The following tables summarize the Company’s defined benefit pension plan.
Obligations and Funded Status

	Years Ended December 31,
	2020	2019
	(In Thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$379,026	$334,290
Service cost	600	550
Interest cost	10,497	12,862
Actuarial (gain) loss	36,477	46,375
Benefits paid	(16,261)	(15,051)
Benefit obligation, at end of year	410,339	379,026
Change in plan assets:
Fair value of plan assets, at beginning of year	361,920	328,795
Actual return on plan assets	54,958	45,176
Employer contribution	—	3,000
Benefits paid	(16,261)	(15,051)
Fair value of plan assets, at end of year	400,617	361,920

Funded status	(9,722)	(17,106)
Net actuarial loss	33,570	43,125
Net amount recognized	$23,848	$26,019
Amounts recognized on the Company’s Consolidated Balance Sheets consist of:

	December 31,
	2020	2019
	(In Thousands)
Accrued expenses and other liabilities	$(9,722)	$(17,106)
Deferred tax – other assets	7,963	10,264
Accumulated other comprehensive loss	25,607	32,861
Net amount recognized	$23,848	$26,019
The accumulated benefit obligation for the Company’s defined benefit pension plan was $410 million and $379 million at December 31, 2020 and 2019, respectively. The Company anticipates amortizing none of the actuarial loss from accumulated other comprehensive income over the next twelve months.
The components of net periodic benefit cost recognized in the Company’s Consolidated Statements of Income are as follows.

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Service cost	$600	$550	$509
Interest cost	10,497	12,862	11,565
Expected return on plan assets	(9,065)	(10,733)	(9,529)
Recognized actuarial loss	139	—	259
Net periodic benefit cost	$2,171	$2,679	$2,804

The following table provides additional information related to the Company’s defined benefit pension plan.

	Years Ended December 31,
	2020	2019
	(Dollars in Thousands)
Change in defined benefit plan included in other comprehensive income	$(7,254)	$9,070

Weighted average assumption used to determine benefit obligation at December 31:
Discount rate	2.45%	3.24%

Weighted average assumptions used to determine net pension income for year ended December 31:
Discount rate - benefit obligations	3.24%	4.23%
Discount rate - interest cost	2.85%	3.94%
Expected return on plan assets	2.55%	3.33%
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
Future Benefit Payments
The following table summarizes the estimated benefits to be paid in the following periods.

(In Thousands)
2021	$17,010
2022	18,366
2023	19,319
2024	20,040
2025	20,707
2026-2030	108,967
The expected benefits above were estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2020 and include benefits attributable to estimated future employee service.
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

The following table presents the fair value of the Company’s defined benefit pension plan assets.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2020
Assets:
Cash and cash equivalents	$11,846	$11,846	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	252,954	223,013	29,941	—
Corporate bonds	135,817	—	135,817	—
Total fixed income securities	388,771	223,013	165,758	—
Fair value of plan assets	$400,617	$234,859	$165,758	$—

December 31, 2019
Assets:
Cash and cash equivalents	$19,137	$19,137	$—	$—
Fixed income securities:
U.S. Treasury and other U.S. government agencies	219,667	194,079	25,588	—
States and political subdivisions	—	—	—	—
Corporate bonds	123,116	—	123,116	—
Total fixed income securities	342,783	194,079	148,704	—
Fair value of plan assets	$361,920	$213,216	$148,704	$—
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
Supplemental Retirement Plans
The Company maintains unfunded defined benefit plans for certain key executives that are intended to meet the requirements of Section 409A of the Internal Revenue Code and provide additional retirement benefits not otherwise provided through the Company’s basic retirement benefit plans. These plans had unfunded projected benefit obligations and net plan liabilities of $34 million and $33 million at December 31, 2020 and 2019, respectively, which are reflected on the Company’s Consolidated Balance Sheets as accrued expenses and other liabilities. Net periodic expenses of these plans was $1.8 million for each of the years ended December 31, 2020, 2019, and 2018. At December 31, 2020 and 2019, the Company had $13.5 million and $12.2 million, respectively, recognized in accumulated other comprehensive income, net of tax, related to these plans.
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
In aggregate, the Company recognized $44.3 million, $43.0 million, and $41.3 million of expense recorded in salaries, benefits and commissions in the Company's Consolidated Statements of Income related to this defined contribution plan for the years ended December 31, 2020, 2019, and 2018, respectively.
(18) Income Taxes
Income tax expense consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Current income tax expense:
Federal	$164,698	$131,390	$161,375
State	22,774	21,853	28,721
Total	187,472	153,243	190,096
Deferred income tax benefit:
Federal	(136,355)	(23,335)	(1,925)
State	(14,104)	(3,862)	(3,493)
Total	(150,459)	(27,197)	(5,418)
Total income tax expense	$37,013	$126,046	$184,678
Income tax expense differed from the amount computed by applying the federal statutory income tax rate to pretax (loss) earnings for the following reasons:

	Years Ended December 31,
	2020		2019		2018
	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings	Amount	Percent of Pretax Earnings
	(Dollars in Thousands)
Income tax expense at federal statutory rate	$(383,177)	21.0%	$58,685	21.0%	$199,103	21.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(35,621)	2.0	(41,289)	(14.8)	(41,272)	(4.4)
FDIC insurance	7,340	(0.4)	5,818	2.1	13,782	1.5
Bank owned life insurance	(4,231)	0.2	(3,663)	(1.3)	(3,743)	(0.4)
Goodwill impairment	455,827	(25.0)	98,700	35.3	—	—
State income tax, net of federal income taxes	4,187	(0.2)	15,217	5.4	18,170	1.9
Revaluation of net deferred tax assets (1)	—	—	—	—	(8,577)	(0.9)
Income tax credits (2)	(10,780)	0.6	(10,168)	(3.6)	8,133	0.9
Change in valuation allowance	3,622	(0.2)	(913)	(0.3)	1,017	0.1
Other	(154)	—	3,659	1.3	(1,935)	(0.2)
Income tax expense	$37,013	(2.0)%	$126,046	45.1%	$184,678	19.5%
(1)     Includes $(5.0) million of benefit related to items in accumulated other comprehensive income in which the related tax effects were originally recognized in other comprehensive income for December 31, 2018.
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

	December 31,
	2020	2019
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$396,342	$216,449
Lease ROU liability	72,041	73,958
Accrued expenses	92,179	85,212
Net unrealized losses on investment securities available for sale, hedging instruments and defined benefit plan adjustment	—	289
Other real estate owned	532	941
Nonaccrual interest	27,845	22,737
Federal net operating loss carryforwards	3,956	3,956
Other	30,008	30,689
Gross deferred taxes	622,903	434,231
Valuation allowance	(12,210)	(8,852)
Total deferred tax assets	610,693	425,379
Deferred tax liabilities:
Premises and equipment	125,095	127,649
Net unrealized gains on securities available for sale, hedging instruments and defined benefit plan adjustment	102,400	—
Lease ROU asset	62,232	64,252
Core deposit and other acquired intangibles	4,633	8,077
Capitalized loan costs	36,959	34,907
Loan valuation	3,973	5,729
Other	13,346	17,038
Total deferred tax liabilities	348,638	257,652
Net deferred tax asset	$262,055	$167,727
A real estate investment subsidiary of the Company has net operating loss carryforwards of approximately $18.8 million at both December 31, 2020 and 2019. These losses begin to expire in 2030.  The Company has determined that it is more likely than not the benefit from this deferred tax asset will not be realized in the carryforward period and has recorded a full valuation allowance of approximately $4.0 million against the assets at both December 31, 2020 and 2019.
Additionally, the Company has state net operating loss carryforwards of approximately $175.0 million and $182.0 million at December 31, 2020 and 2019, respectively.  These state net operating losses expire in years 2021 through 2039.  The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and, accordingly, has established a valuation allowance associated with these net operating loss carryforwards.  The Company had recorded a valuation allowance of approximately $8.3 million and $4.9 million at December 31, 2020 and 2019, respectively, related to these state net operating loss carryforwards.

The following is a tabular reconciliation of the total amounts of the gross unrecognized tax benefits.

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Unrecognized income tax benefits, at beginning of year	$7,269	$7,191	$14,916
Increases for tax positions related to:
Prior years	—	—	215
Current year	2,614	2,871	2,887
Decreases for tax positions related to:
Prior years	(792)	(348)	(111)
Current year	—	—	—
Settlement with taxing authorities	—	—	(8,617)
Expiration of applicable statutes of limitation	(1,997)	(2,445)	(2,099)
Unrecognized income tax benefits, at end of year	$7,094	$7,269	$7,191
During the years ended December 31, 2020, 2019 and 2018, the Company recognized benefits of $1 thousand, $19 thousand and $772 thousand, respectively, for interest and penalties related to the unrecognized tax benefits noted above. At December 31, 2020 and 2019, the Company had approximately $506 thousand and $507 thousand, respectively, of accrued interest and penalties recognized related to unrecognized tax benefits within accrued expenses and other liabilities. Included in the balance of unrecognized tax benefits at December 31, 2020, 2019 and 2018 were $7.1 million, $7.3 million, and $7.2 million, respectively, of tax benefits that, if recognized after the balance sheet date, would affect the effective tax rate.
The Company and its subsidiaries are routinely examined by various taxing authorities. The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdictions	Open Tax Years
Federal	2017-2020
Various states (1)	2016-2020
(1)Major state tax jurisdictions include Alabama, California, Texas and New York.
The Company believes that it has adequately reserved on federal and state issues and any variance on final resolution, whether over or under the reserve amount, would be immaterial to the financial statements.
It is reasonably possible that the above unrecognized tax benefits could be reduced by approximately $1 million in 2021 due to statute expiration and audit settlement.

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
•Level 1 – Fair value is based on quoted prices in an active market for identical assets or liabilities.
•Level 2 – Fair value is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3 – Fair value is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities would include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar pricing techniques based on the Company’s own assumptions about what market participants would use to price the asset or liability.
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
•U.S. Treasury securities and other U.S. government agency securities are valued based on quoted market prices of identical assets on active exchanges (Level 1 measurements) or are valued based on a market approach using observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities, and bids/offers of government-sponsored enterprise securities (Level 2 measurements).
•Mortgage-backed securities are primarily valued using market-based pricing matrices that are based on observable inputs including benchmark To Be Announced security prices, U.S. Treasury yields, U.S. dollar swap yields, and benchmark floating-rate indices. Mortgage-backed securities pricing may also give consideration to pool-specific data such as prepayment history and collateral characteristics. Valuations for mortgage-backed securities are therefore classified as Level 2 measurements.

•Collateralized mortgage obligations are valued using market-based pricing matrices that are based on observable inputs including reported trades, bids, offers, dealer quotes, U.S. Treasury yields, U.S. dollar swap yields, market convention prepayment speeds, tranche-specific characteristics, prepayment history, and collateral characteristics. Fair value measurements for collateralized mortgage obligations are classified as Level 2 measurements.
•Debt obligations of states and political subdivisions are primarily valued using market-based pricing matrices that are based on observable inputs including Municipal Securities Rulemaking Board reported trades, issuer spreads, material event notices, and benchmark yield curves. These valuations are Level 2 measurements.
•Other debt securities consist of foreign and corporate debt. Foreign and corporate debt valuations are based on information and assumptions that are observable in the market place. The valuations for these securities are therefore classified as Level 2 measurements.
•Other derivative assets and liabilities consist primarily of interest rate contracts. The Company’s interest rate contracts are valued utilizing Level 2 observable inputs (yield curves and volatilities) to determine a current market price for each interest rate contract. These valuations are classified as Level 2 measurements.
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
At both December 31, 2020 and 2019, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Consolidated Statements of Income. Net gains (losses) of $8.9 million, $999 thousand and $596 thousand resulting from changes in fair value of these loans were recorded in noninterest income during the years ended December 31, 2020, 2019, and 2018, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $(3.6) million, $469 thousand and $(790) thousand for the years ended December 31, 2020, 2019, and 2018, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
December 31, 2020
Residential mortgage loans held for sale	$236,586	$223,929	$12,657
December 31, 2019
Residential mortgage loans held for sale	$112,058	$108,345	$3,713
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$109,142	$109,142	$—	$—
Interest rate contracts	616,566	—	616,566	—
Foreign exchange contracts	36,741	—	36,741	—
Total trading account assets	762,449	109,142	653,307	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	2,146,904	1,694,160	452,744	—
Agency mortgage-backed securities	865,648	—	865,648	—
Agency collateralized mortgage obligations	2,731,731	—	2,731,731	—
States and political subdivisions	636	—	636	—
Total debt securities available for sale	5,744,919	1,694,160	4,050,759	—
Loans held for sale	236,586	—	236,586	—
Derivative assets:
Interest rate contracts	30,716	—	12,819	17,897
Equity contracts	574	—	574	—
Foreign exchange contracts	1,759	—	1,759	—
Total derivative assets	33,049	—	15,152	17,897
Other assets:
Equity securities	14,032	14,032	—	—
MSR	30,665	—	—	30,665
SBIC	162,578	—	—	162,578
Liabilities:
Trading account liabilities:
Interest rate contracts	$128,831	$—	$128,831	$—
Foreign exchange contracts	34,598	—	34,598	—
Total trading account liabilities	163,429	—	163,429	—
Derivative liabilities:
Interest rate contracts	8,049	—	8,049	—
Equity contracts	468	—	468	—
Foreign exchange contracts	7,481	—	7,481	—
Total derivative liabilities	15,998	—	15,998	—

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies securities	$137,637	$137,637	$—	$—
Interest rate contracts	313,573	—	313,573	—
Foreign exchange contracts	22,766	—	22,766	—
Total trading account assets	473,976	137,637	336,339	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	3,127,525	2,598,471	529,054	—
Agency mortgage-backed securities	1,325,857	—	1,325,857	—
Agency collateralized mortgage obligations	2,781,125	—	2,781,125	—
States and political subdivisions	798	—	798	—
Total debt securities available for sale	7,235,305	2,598,471	4,636,834	—
Loans held for sale	112,058	—	112,058	—
Derivative assets:
Interest rate contracts	13,907	38	10,781	3,088
Equity contracts	4,460	—	4,460	—
Foreign exchange contracts	276	—	276	—
Total derivative assets	18,643	38	15,517	3,088
Other assets:
Equity securities	19,038	19,038	—	—
MSR	42,022	—	—	42,022
SBIC	119,475	—	—	119,475
Liabilities:
Trading account liabilities:
Interest rate contracts	$97,881	$—	$97,881	$—
Foreign exchange contracts	20,678	—	20,678	—
Total trading account liabilities	118,559	—	118,559	—
Derivative liabilities:
Interest rate contracts	3,732	—	3,732	—
Equity contracts	3,765	—	3,765	—
Foreign exchange contracts	3,940	—	3,940	—
Total derivative liabilities	11,437	—	11,437	—

The following table reconciles the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2018	$2,012	$51,539	$80,074
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	1,076	(16,156)	21,936
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	17,465
Issuances	—	6,639	—
Sales	—	—	—
Settlements	—	—	—
Balance, December 31, 2019	$3,088	$42,022	$119,475
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2019	$1,076	$(16,156)	$21,936

Balance, December 31, 2019	$3,088	$42,022	$119,475
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	14,809	(23,153)	27,602
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	15,501
Issuances	—	11,796	—
Sales	—	—	—
Settlements	—	—	—
Balance, December 31, 2020	$17,897	$30,665	$162,578
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at December 31, 2020	$14,809	$(23,153)	$27,602
(1)Included in noninterest income in the Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following table represents those assets that were subject to fair value adjustments during the years ended December 31, 2020 and 2019 and still held as of the end of the year, and the related losses from fair value adjustments on assets sold during the year as well as assets still held as of the end of the year.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$11,448	$—	$—	$11,448	$(1,139)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
	(In Thousands)
Nonrecurring fair value measurements
Assets:
Debt securities held to maturity	$2,177	$—	$—	$2,177	$(215)
Impaired loans (1)	484	—	—	484	(143,024)
OREO	21,583	—	—	21,583	(5,614)
(1)Total gains (losses) represent charge-offs on impaired loans for which adjustments are based on the appraised value of the collateral.
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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2020	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts	$17,897	Discounted cash flow	Closing ratios (pull-through)	18.2% - 100.0% (62.5%)
			Cap grids	0.3% - 2.6% (1.0%)
Other assets - MSRs	30,665	Discounted cash flow	Option adjusted spread	6.0% - 8.3% (6.2%)
			Constant prepayment rate or life speed	3.5% - 90.3% (19.9%)
			Cost to service	$65 - $4,000 ($100)
Other assets - SBIC investments	162,578	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
OREO	$11,448	Appraised value	Appraised value	8.0% (1)
(1)Represents discounts to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2019	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts	$3,088	Discounted cash flow	Closing ratios (pull-through)	16.8% - 100.0% (60.1%)
			Cap grids	0.5% - 2.5% (0.9%)
Other assets - MSRs	42,022	Discounted cash flow	Option adjusted spread	6.0% - 9.0% (6.4%)
			Constant prepayment rate or life speed	0.0% - 80.0% (14.6%)
			Cost to service	$65 - $4,000 ($90)
Other assets - SBIC investments	119,475	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
Debt securities held to maturity	$2,177	Discounted cash flow	Prepayment rate	13.7% - 14.7% (14.2%)
			Default rate	3.1% - 4.9% (4.0%)
			Loss severity	50.3% - 61.9% (56.1%)
Impaired loans	484	Appraised value	Appraised value	0.0% - 70.0% (9.7%)
OREO	21,583	Appraised value	Appraised value	8.0% (1)
(1)Represents discounts to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$14,607,908	$14,607,908	$14,607,908	$—	$—
Debt securities held to maturity	10,552,123	10,809,461	1,404,868	8,837,070	567,523
Loans	65,559,767	64,459,914	—	—	64,459,914
Liabilities:
Deposits	$85,858,381	$85,872,252	$—	$85,872,252	$—
FHLB and other borrowings	3,548,492	3,489,951	—	3,489,951	—
Federal funds purchased and securities sold under agreements to repurchase	184,478	184,478	—	184,478	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$6,938,698	$6,938,698	$6,938,698	$—	$—
Debt securities held to maturity	6,797,046	6,921,158	1,340,448	4,912,399	668,311
Loans	63,946,857	60,869,662	—	—	60,869,662
Liabilities:
Deposits	$74,985,283	$75,024,350	$—	$75,024,350	$—
FHLB and other borrowings	3,690,044	3,721,949	—	3,721,949	—
Federal funds purchased and securities sold under agreements to repurchase	173,028	173,028	—	173,028	—

(20) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s noncash investing and financing activities.

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$546,802	$955,655	$592,747
Net income taxes paid	120,584	111,688	146,016
Supplemental schedule of noncash activities:
Transfer of loans and loans held for sale to OREO	$7,623	$34,327	$22,908
Transfer of loans to loans held for sale	—	1,196,883	—
Transfer of available for sale debt securities to held to maturity debt securities	—	—	1,017,275
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Consolidated Statements of Cash Flows.

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Cash and cash equivalents	$14,607,908	$6,938,698	$3,332,626
Restricted cash in other assets	337,487	217,991	168,754
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,945,395	$7,156,689	$3,501,380
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
At December 31, 2020, the Company’s operating segments consisted of Commercial Banking and Wealth, Retail Banking, Corporate and Investment Banking, and Treasury.

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
The following table presents the segment information for the Company’s segments.

	December 31, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$989,897	$1,028,976	$115,484	$146,031	$230,136	$2,510,524
Allocated provision (credit) for loan losses	362,195	251,679	136,741	1,909	213,605	966,129
Noninterest income	255,322	491,789	212,752	39,897	192,912	1,192,672
Noninterest expense	662,293	1,207,219	184,535	18,837	2,488,834	4,561,718
Net income (loss) before income tax expense (benefit)	220,731	61,867	6,960	165,182	(2,279,391)	(1,824,651)
Income tax expense (benefit)	46,353	12,992	1,462	34,688	(58,482)	37,013
Net income (loss)	174,378	48,875	5,498	130,494	(2,220,909)	(1,861,664)
Less: net income attributable to noncontrolling interests	328	—	—	1,589	130	2,047
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$174,050	$48,875	$5,498	$128,905	$(2,221,039)	$(1,863,711)
Average total assets	$43,427,195	$18,414,003	$8,056,713	$25,868,006	$6,242,217	$102,008,134

	December 31, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,144,144	$1,275,436	$124,992	$(112,085)	$174,546	$2,607,033
Allocated provision (credit) for loan losses	212,038	305,788	39,753	(693)	40,558	597,444
Noninterest income	243,517	485,052	160,302	45,107	201,966	1,135,944
Noninterest expense	650,622	1,224,665	156,328	20,487	813,978	2,866,080
Net income (loss) before income tax expense (benefit)	525,001	230,035	89,213	(86,772)	(478,024)	279,453
Income tax expense (benefit)	110,250	48,307	18,735	(18,222)	(33,024)	126,046
Net income (loss)	414,751	181,728	70,478	(68,550)	(445,000)	153,407
Less: net income (loss) attributable to noncontrolling interests	547	—	—	1,624	161	2,332
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$414,204	$181,728	$70,478	$(70,174)	$(445,161)	$151,075
Average total assets	$40,127,445	$18,858,148	$7,773,995	$19,156,849	$8,376,985	$94,293,422

	December 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$1,367,512	$1,460,880	$189,074	$(71,823)	$(339,065)	$2,606,578
Allocated provision for loan losses	71,136	220,296	(57,700)	(1,177)	132,865	365,420
Noninterest income	236,877	451,614	159,991	20,123	188,304	1,056,909
Noninterest expense	657,146	1,171,189	155,404	22,809	343,412	2,349,960
Net income (loss) before income tax expense (benefit)	876,107	521,009	251,361	(73,332)	(627,038)	948,107
Income tax expense (benefit)	183,982	109,412	52,786	(15,400)	(146,102)	184,678
Net income (loss)	692,125	411,597	198,575	(57,932)	(480,936)	763,429
Less: net income attributable to noncontrolling interests	358	—	—	1,655	(32)	1,981
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$691,767	$411,597	$198,575	$(59,587)	$(480,904)	$761,448
Average total assets	$38,841,832	$18,448,639	$8,295,416	$16,173,962	$7,816,188	$89,576,037
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. Unless noted otherwise, the 2019 and 2018 segment information has been revised to conform to the 2020 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(22) Revenue from Contracts with Customers
The following tables depict the disaggregation of revenue according to revenue type and segment.

	Year Ended December 31, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$54,126	$158,350	$7,307	$—	$219,783
Card and merchant processing fees	34,412	117,948	—	39,736	192,096
Investment services sales fees	112,243	—	—	—	112,243
Money transfer income	—	—	—	106,564	106,564
Investment banking and advisory fees	—	—	138,096	—	138,096
Asset management fees	48,101	—	—	—	48,101
	248,882	276,298	145,403	146,300	816,883
Other revenues (1)	6,440	215,491	67,349	86,509	375,789
Total noninterest income	$255,322	$491,789	$212,752	$232,809	$1,192,672
(1) Other revenues primarily relate to revenues not derived from contracts with customers.

	Year Ended December 31, 2019
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$50,600	$192,888	$6,879	$—	$250,367
Card and merchant processing fees	36,666	122,316	—	38,565	197,547
Investment services sales fees	115,446	—	—	—	115,446
Money transfer income	—	—	—	99,144	99,144
Investment banking and advisory fees	—	—	83,659	—	83,659
Asset management fees	45,571	—	—	—	45,571
	248,283	315,204	90,538	137,709	791,734
Other revenues (1)	(4,766)	169,848	69,764	109,364	344,210
Total noninterest income	$243,517	$485,052	$160,302	$247,073	$1,135,944
(1) Other revenues primarily relate to revenues not derived from contracts with customers.

	Year Ended December 31, 2018
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury, Corporate Support and Other	Total
	(In Thousands)
Service charges on deposit accounts	$46,497	$183,336	$6,840	$—	$236,673
Card and merchant processing fees	29,433	110,010	—	35,484	174,927
Investment services sales fees	112,652	—	—	—	112,652
Money transfer income	—	—	—	91,681	91,681
Investment banking and advisory fees	—	—	77,684	—	77,684
Asset management fees	43,811	—	—	—	43,811
	232,393	293,346	84,524	127,165	737,428
Other revenues (1)	4,484	158,268	75,467	81,262	319,481
Total noninterest income	$236,877	$451,614	$159,991	$208,427	$1,056,909
(1) Other revenues primarily relate to revenues not derived from contracts with customers.
(23) Parent Company Financial Statements
The condensed financial information for BBVA USA Bancshares, Inc. (Parent company only) is presented as follows:

Parent Company
Balance Sheets

	December 31,
	2020	2019
	(In Thousands)
Assets:
Cash and cash equivalents	$180,863	$217,765
Debt securities available for sale	250,000	250,000
Investments in subsidiaries:
Banks	10,659,689	12,428,503
Non-banks	579,401	460,264
Other assets	75,731	73,663
Total assets	$11,745,684	$13,430,195
Liabilities and Shareholder’s Equity:
Accrued expenses and other liabilities	$83,820	$73,062
Shareholder’s equity	11,661,864	13,357,133
Total liabilities and shareholder’s equity	$11,745,684	$13,430,195

Parent Company
Statements of Income

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Income:
Dividends from banking subsidiaries	$—	$445,000	$305,000
Dividends from non-bank subsidiaries	—	13,356	—
Other	16,443	5,320	7,731
Total income	16,443	463,676	312,731
Expense:
Salaries and employee benefits	5,380	994	3,980
Other	8,312	12,840	8,781
Total expense	13,692	13,834	12,761
Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,751	449,842	299,970
Income tax expense (benefit)	5,946	2,215	(1,255)
(Loss) income before equity in undistributed earnings of subsidiaries	(3,195)	447,627	301,225
Equity in undistributed (losses) earnings of subsidiaries	(1,860,516)	(296,552)	460,223
Net (loss) income	$(1,863,711)	$151,075	$761,448
Other comprehensive income (1)	330,177	221,212	10,570
Comprehensive (loss) income	$(1,533,534)	$372,287	$772,018
(1)See Consolidated Statement of Comprehensive Income detail.

Parent Company
Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(In Thousands)
Operating Activities:
Net (loss) income	$(1,863,711)	$151,075	$761,448
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,272	1,229	1,257
Equity in undistributed losses (earnings) of subsidiaries	1,860,516	296,552	(460,223)
Increase in other assets	(3,470)	(6,050)	(878)
Increase in accrued expenses and other liabilities	10,758	8,960	4,085
Net cash provided by operating activities	5,365	451,766	305,689
Investing Activities:
Purchases of debt securities available for sale	(2,999,875)	(3,493,942)	(2,194,278)
Sales and maturities of debt securities available for sale	3,000,000	3,495,000	2,155,000
Purchase of premises and equipment	—	(377)	(3)
Contributions to subsidiaries	(30,870)	28,677	(31,109)
Net cash (used in) provided by investing activities	(30,745)	29,358	(70,390)
Financing Activities:
Capital contribution from parent	3,073	—	—
Vesting of restricted stock	—	(2,914)	(712)
Issuance of common stock	—	802	—
Dividends paid	(14,595)	(500,010)	(272,047)
Net cash used in financing activities	(11,522)	(502,122)	(272,759)
Net decrease in cash, cash equivalents and restricted cash	(36,902)	(20,998)	(37,460)
Cash, cash equivalents and restricted cash at beginning of year	217,765	238,763	276,223
Cash, cash equivalents and restricted cash at end of year	$180,863	$217,765	$238,763

(24) Related Party Transactions
The Company enters into various contracts with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2020, 2019 and 2018.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.

Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.2 billion and $3.4 billion as of December 31, 2020 and 2019, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	December 31,
	2020	2019
	(In Thousands)
Derivative contracts:
Fair value hedges	$(748)	$(354)
Cash flow hedges	(19)	102
Free-standing derivative instruments not designated as hedging instruments	(44,958)	(9,688)
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

	December 31,
	2020	2019
	(In Thousands)
Securities purchased under agreements to resell	$186,568	$178,914
Securities sold under agreements to repurchase	6,426	16,596
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012 with an original maturity date of March 16, 2018. On March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2020. At both December 31, 2020 and December 31, 2019 there was no amount outstanding under the revolving note and cash subordination agreement. Interest expense related to these agreements was $99 thousand, $50 thousand, and $309 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in interest on other short term borrowings within the Company's Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $17.7 million, $30.1 million, and $49.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is recorded as a component of noninterest income within the Company's Consolidated Statements of Income. Expenses associated with these agreements were $48.9 million, $38.6 million, and $31.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are recorded as a component of noninterest expense within the Company's Consolidated Statements of Income.

Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both December 31, 2020 and 2019, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the years ended December 31, 2020 and 2019, the Company paid $14.6 million and $18.0 million, respectively, of preferred stock dividends to BBVA.
Loan Sales to Related Parties
During the year ended December 31, 2019, the Company transferred to loans held for sale and subsequently sold $1.2 billion of commercial loans to BBVA, S.A. New York Branch. The Company recognized a gain on the sale of these loans of $778 thousand.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (2013).
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
Item 14.    Principal Accounting Fees and Services
For the years ended December 31, 2020 and 2019, professional services were performed by KPMG, LLP. The following table sets forth the aggregate fees paid to KPMG LLP by the Company.

	Years Ended December 31,
	2020	2019
Audit fees (1)	$4,619,785	$5,299,765
Audit related fees (2)	185,778	270,015
Tax fees (3)	—	—
All other fees	—	—
Total fees	$4,805,563	$5,569,780
(1)Audit fees are fees for professional services rendered for audits of the Company's financial statements, SEC regulatory filings, and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)Audit related fees generally include fees associated with reports pursuant to service organization examinations, employee benefit plan audits, and other compliance reports.
(3)Tax fees include fees associated with tax compliance services, tax advice and tax planning.

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
(1)Financial Statements
See Item 8.
(2)Financial Statement Schedules
None
(3)Exhibits
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

Date: February 25, 2021	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Javier Rodriguez Soler	Director, President and Chief Executive Officer (principal executive officer)	February 25, 2021
Javier Rodriguez Soler

/s/ Kirk P. Pressley	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2021
Kirk P. Pressley

/s/ Jonathan W. Pennington	Executive Vice President and Controller (principal accounting officer)	February 25, 2021
Jonathan W. Pennington

/s/ J. Terry Strange	Director, Chairman of the Board of Directors	February 25, 2021
J. Terry Strange

/s/ William C. Helms	Director, Vice Chairman of the Board of Directors	February 25, 2021
William C. Helms

/s/ Eduardo Aguirre, Jr.	Director	February 25, 2021
Eduardo Aguirre, Jr.

/s/ Carin Marcy Barth	Director	February 25, 2021
Carin Marcy Barth

/s/ Shelaghmichael C. Brown	Director	February 25, 2021
Shelaghmichael C. Brown

/s/ Onur Genç	Director	February 25, 2021
Onur Genç

/s/ Juan Asúa	Director	February 25, 2021
Juan Asúa

/s/ Jorge Sáenz-Azcúnaga	Director	February 25, 2021
Jorge Sáenz-Azcúnaga

/s/ Lee Quincy Vardaman	Director	February 25, 2021
Lee Quincy Vardaman

/s/ Mario Max Yzaguirre	Director	February 25, 2021
Mario Max Yzaguirre