Form 10-Q
period 2021-03-31
BBVA USA Bancshares, Inc.
filed 2021-05-04
CIK 1409775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2021
Common Stock (par value $0.01 per share)	222,963,891 shares

Explanatory Note
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with certain reduced disclosures as permitted by those instructions.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

AFS	Available For Sale
ASC	Accounting Standards Codification
ASC 326	ASU 2016-13, Financial Instruments - Credit Losses
ASU	Accounting Standards Update
Basel III	Global regulatory framework developed by the Basel Committee on Banking Supervision
Bank	BBVA USA
BBVA	Banco Bilbao Vizcaya Argentaria, S.A.
BBVA Group	BBVA and its consolidated subsidiaries
BOLI	Bank Owned Life Insurance
BSI	BBVA Securities Inc.
Cash Flow Hedge	A hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability
CD	Certificate of Deposit and/or time deposits
CET1	Common Equity Tier 1
CET1 Risk-Based Capital Ratio	Ratio of Common Equity Tier 1 capital to risk-weighted assets
CFPB	Consumer Financial Protection Bureau
Company	BBVA USA Bancshares, Inc. and its subsidiaries
CRA	Community Reinvestment Act
ERM	Enterprise Risk Management
EVE	Economic Value of Equity
Exchange Act	Securities and Exchange Act of 1934, as amended
Fair Value Hedge	A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FNMA	Federal National Mortgage Association
HTM	Held To Maturity
IHC	Top-tier U.S. intermediate holding company
Large FBO	Foreign Banking Organization with $100 billion or more in global total consolidated assets
LCR	Liquidity Coverage Ratio
Leverage Ratio	Ratio of Tier 1 capital to quarterly average on-balance sheet assets
Moody's	Moody's Investor Services, Inc.
MRA	Master Repurchase Agreement
MSR	Mortgage Servicing Rights
OREO	Other Real Estate Owned
OIS	Overnight Index Swap
Parent	BBVA USA Bancshares, Inc.
PNC	PNC Financial Services Group, Inc.
PPP	Paycheck Protection Program

Potential Problem Loans	Commercial loans rated substandard or below, which do not meet the definition of nonaccrual, TDR, or 90 days past due and still accruing
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
Series A Preferred Stock	Floating Non-Cumulative Perpetual Preferred Stock, Series A
SOFR	Secured Overnight Financing Rate
S&P	Standard and Poor's Rating Services
Tailoring Rules	Rules adopted by the Federal Reserve Board on October 10, 2019 that adjust the thresholds at which certain enhanced prudential standards apply to bank holding companies and rules adopted jointly by the Federal Reserve Board, OCC and FDIC that adjust the thresholds at which certain capital and liquidity requirements apply to bank holding companies.
TBA	To be announced
TDR	Troubled Debt Restructuring
Tier 1 Risk-Based Capital Ratio	Ratio of Tier 1 capital to risk-weighted assets
Total Risk-Based Capital Ratio	Ratio of Total capital (the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets
U.S.	United States of America
U.S. Treasury	United States Department of the Treasury
U.S. GAAP	Accounting principles generally accepted in the U.S.

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

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(In Thousands)
Assets:
Cash and due from banks	$1,044,788	$1,249,954
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits	14,097,936	13,357,954
Cash and cash equivalents	15,142,724	14,607,908
Trading account assets	561,187	762,449
Debt securities available for sale	5,408,087	5,744,919
Debt securities held to maturity, net of allowance for debt securities held to maturity losses of $1,969 and $2,178 at March 31, 2021 and December 31, 2020, respectively (fair value of $12,497,012 and $10,809,461 at March 31, 2021 and December 31, 2020, respectively)	12,339,994	10,549,945
Loans held for sale, at fair value	295,570	236,586
Loans	63,960,242	65,559,767
Allowance for loan losses	(1,498,909)	(1,679,474)
Net loans	62,461,333	63,880,293
Premises and equipment, net	1,028,385	1,055,525
Bank owned life insurance	759,219	757,943
Goodwill	2,328,296	2,328,296
Other assets	3,658,603	2,832,339
Total assets	$103,983,398	$102,756,203
Liabilities:
Deposits:
Noninterest bearing	$29,543,118	$27,791,421
Interest bearing	56,427,836	58,066,960
Total deposits	85,970,954	85,858,381
FHLB and other borrowings	3,517,567	3,548,492
Federal funds purchased and securities sold under agreements to repurchase	966,336	184,478
Accrued expenses and other liabilities	1,509,486	1,473,490
Total liabilities	91,964,343	91,064,841
Shareholder’s Equity:
Series A Preferred stock — $0.01 par value, liquidation preference $200,000 per share
Authorized — 30,000,000 shares
Issued — 1,150 shares at both March 31, 2021 and December 31, 2020	229,475	229,475
Common stock — $0.01 par value:
Authorized — 300,000,000 shares
Issued — 222,963,891 shares at both March 31, 2021 and December 31, 2020	2,230	2,230
Surplus	14,039,261	14,032,205
Accumulated deficit	(2,546,271)	(2,931,151)
Accumulated other comprehensive income	264,206	329,105
Total BBVA USA Bancshares, Inc. shareholder’s equity	11,988,901	11,661,864
Noncontrolling interests	30,154	29,498
Total shareholder’s equity	12,019,055	11,691,362
Total liabilities and shareholder’s equity	$103,983,398	$102,756,203
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Interest income:
Interest and fees on loans	$606,407	$715,476
Interest on debt securities available for sale	24,437	(1,492)
Interest on debt securities held to maturity	63,060	41,102
Interest on trading account assets	1,021	1,122
Interest and dividends on other earning assets	5,169	42,175
Total interest income	700,094	798,383
Interest expense:
Interest on deposits	20,345	164,742
Interest on FHLB and other borrowings	14,516	21,176
Interest on federal funds purchased and securities sold under agreements to repurchase	576	22,658
Interest on other short-term borrowings	389	352
Total interest expense	35,826	208,928
Net interest income	664,268	589,455
Total provision (credit) for credit losses	(120,142)	356,991
Net interest income after provision (credit) for credit losses	784,410	232,464
Noninterest income:
Service charges on deposit accounts	54,874	61,531
Card and merchant processing fees	49,245	50,091
Money transfer income	32,040	24,548
Investment services sales fees	29,446	34,407
Investment banking and advisory fees	26,783	26,731
Mortgage banking	14,692	17,451
Corporate and correspondent investment sales	13,683	10,717
Asset management fees	12,587	11,904
Bank owned life insurance	4,691	4,625
Investment securities gains, net	—	19,139
Other	65,660	73,098
Total noninterest income	303,701	334,242
Noninterest expense:
Salaries, benefits and commissions	338,695	310,136
Professional services	82,002	70,220
Equipment	67,334	64,681
Net occupancy	40,903	39,843
Money transfer expense	23,332	17,136
Goodwill impairment	—	2,185,000
Other	66,724	122,044
Total noninterest expense	618,990	2,809,060
Net income (loss) before income tax expense (benefit)	469,121	(2,242,354)
Income tax expense (benefit)	83,660	(5,069)
Net income (loss)	385,461	(2,237,285)
Less: net income attributable to noncontrolling interests	581	501
Net income (loss) attributable to BBVA USA Bancshares, Inc.	384,880	(2,237,786)
Less: preferred stock dividends	3,143	4,155
Net income (loss) attributable to common shareholder	$381,737	$(2,241,941)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Net income (loss)	$385,461	$(2,237,285)
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains arising during period from debt securities available for sale	(18,139)	99,699
Less: reclassification adjustment for net gains on sale of debt securities available for sale in net income	—	14,572
Net change in net unrealized holding (losses) gains on debt securities available for sale	(18,139)	85,127
Change in unamortized net holding gains on debt securities held to maturity	1,900	1,575
Change in unamortized non-credit related impairment on debt securities held to maturity	140	118
Net change in unamortized holding gains on debt securities held to maturity	2,040	1,693
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(46,089)	274,837
Change in defined benefit plans	(2,711)	1,754
Other comprehensive (loss) income, net of tax	(64,899)	363,411
Comprehensive income (loss)	320,562	(1,873,874)
Less: comprehensive income attributable to noncontrolling interests	581	501
Comprehensive income (loss) attributable to BBVA USA Bancshares, Inc.	$319,981	$(1,874,375)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Shareholder’s Equity
	(In Thousands)
Three Months Ended March 31,
Balance, December 31, 2019	$229,475	$2,230	$14,043,727	$(917,227)	$(1,072)	$29,456	$13,386,589
Cumulative effect adjustment related to ASC 326 adoption	—	—	—	(150,213)	—	—	(150,213)
Balance, January 1, 2020	$229,475	$2,230	$14,043,727	$(1,067,440)	$(1,072)	$29,456	$13,236,376
Net (loss) income	—	—	—	(2,237,786)	—	501	(2,237,285)
Other comprehensive income, net of tax	—	—	—	—	363,411	—	363,411
Preferred stock dividends	—	—	(4,155)	—	—	—	(4,155)
Capital contribution	—	—	—	—	—	7	7
Balance, March 31, 2020	$229,475	$2,230	$14,039,572	$(3,305,226)	$362,339	$29,964	$11,358,354

Balance, December 31, 2020	$229,475	$2,230	$14,032,205	$(2,931,151)	$329,105	$29,498	$11,691,362
Net income	—	—	—	384,880	—	581	385,461
Other comprehensive loss, net of tax	—	—	—	—	(64,899)	—	(64,899)
Preferred stock dividends	—	—	(3,143)	—	—	—	(3,143)
Capital contribution	—	—	10,199	—	—	75	10,274
Balance, March 31, 2021	$229,475	$2,230	$14,039,261	$(2,546,271)	$264,206	$30,154	$12,019,055
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Operating Activities:
Net income (loss)	$385,461	$(2,237,285)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	59,032	104,267
Goodwill impairment	—	2,185,000
Accretion of discount, loan fees and purchase market adjustments, net	(12,868)	(8,070)
(Credit) provision for credit losses	(120,142)	356,991
Net change in trading account assets	201,262	(535,154)
Net change in trading account liabilities	(4,685)	124,326
Originations and purchases of mortgage loans held for sale	(406,497)	(209,524)
Sale of mortgage loans held for sale	365,860	212,605
Deferred tax expense (benefit)	58,622	(66,187)
Investment securities gains, net	—	(19,139)
Net loss (gain) on sale of premises and equipment	1,726	(483)
Gain on sale of mortgage loans held for sale	(18,347)	(8,775)
Net loss on sale of other real estate and other assets	94	625
Increase in other assets	(867,468)	(7,625)
Increase (decrease) in other liabilities	729	111,425
Net cash (used in) provided by operating activities	(357,221)	2,997
Investing Activities:
Proceeds from sales of debt securities available for sale	—	607,655
Proceeds from prepayments, maturities and calls of debt securities available for sale	1,116,757	1,137,698
Purchases of debt securities available for sale	(806,301)	(769,621)
Proceeds from prepayments, maturities and calls of debt securities held to maturity	713,534	204,481
Purchases of debt securities held to maturity	(2,512,520)	(1,298,774)
Proceeds from sales of equity securities	—	16,479
Purchases of equity securities	(11,312)	(883)
Net change in loan portfolio	1,550,024	(3,702,303)
Purchases of premises and equipment	(18,075)	(25,811)
Proceeds from sales of premises and equipment	20	1,377
Proceeds from settlement of BOLI policies	3,490	442
Proceeds from sales of other real estate owned	2,166	5,301
Net cash provided by (used in) investing activities	37,783	(3,823,959)
Financing Activities:
Net increase in total deposits	112,852	2,251,788
Net increase in federal funds purchased and securities sold under agreements to repurchase	781,858	236,756
Proceeds from FHLB and other borrowings	—	1,000
Repayment of FHLB and other borrowings	(61)	(1,057)
Capital contribution	10,274	7
Preferred dividends paid	(3,143)	(4,155)
Net cash provided by financing activities	901,780	2,484,339
Net increase (decrease) in cash, cash equivalents and restricted cash	582,342	(1,336,623)
Cash, cash equivalents and restricted cash at beginning of year	14,945,395	7,156,689
Cash, cash equivalents and restricted cash at end of period	$15,527,737	$5,820,066
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BBVA USA BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
General
The accounting and reporting policies of the Company and the methods of applying those policies that materially affect the consolidated financial statements conform with U.S. GAAP and with general financial services industry practices. The accompanying unaudited consolidated financial statements include the accounts of BBVA USA Bancshares, Inc. and its subsidiaries and have been prepared in conformity with U.S. GAAP for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Recently Adopted Accounting Standards
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes. This ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the financial condition and results of operations of the Company.
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
This ASU is effective as of March 12, 2020 through December 31, 2022. The adoption of this standard had no impact as the Company has not modified any contracts, hedging relationships, or other transactions.
(2) Debt Securities Available for Sale and Debt Securities Held to Maturity
The following tables present the adjusted cost and approximate fair value of debt securities available for sale and debt securities held to maturity.

	March 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$2,041,182	$37,301	$14,273	$2,064,210
Agency mortgage-backed securities	774,456	25,452	2,104	797,804
Agency collateralized mortgage obligations	2,503,150	42,993	631	2,545,512
States and political subdivisions	545	16	—	561
Total	$5,319,333	$105,762	$17,008	$5,408,087
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$2,550,157	$93,298	$23,886	$2,619,569
Agency mortgage-backed securities	921,354	—	17,323	904,031
Collateralized mortgage obligations:
Agency	8,353,460	125,129	44,685	8,433,904
Non-agency	27,319	6,047	53	33,313
Asset-backed securities and other	45,437	1,472	419	46,490
States and political subdivisions (1)	444,236	16,387	918	459,705
Total	$12,341,963	$242,333	$87,284	$12,497,012
(1)The Company recorded an allowance of $2 million at March 31, 2021, related to state and political subdivisions, which is not included in the table above.

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
(1)The Company recorded an allowance of $2 million at December 31, 2020, related to state and political subdivisions, which is not included in the table above.
The investments held within the states and political subdivision caption of debt securities held to maturity relate to private placement transactions underwritten as loans by the Company but that meet the definition of a security within ASC Topic 320, Investments – Debt Securities.
The following tables disclose the fair value and the gross unrealized losses of the Company’s available for sale debt securities that were in a loss position at March 31, 2021 and December 31, 2020, for which an allowance for credit losses has not been recorded. This information is aggregated by investment category and the length of time the individual securities have been in an unrealized loss position.

	March 31, 2021
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$28,410	$790	$319,805	$13,483	$348,215	$14,273
Agency mortgage-backed securities	32,699	1,286	34,710	818	67,409	2,104
Agency collateralized mortgage obligations	416,524	501	102,578	130	519,102	631
Total	$477,633	$2,577	$457,093	$14,431	$934,726	$17,008

	December 31, 2020
	Securities in a loss position for less than 12 months		Securities in a loss position for 12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	$6,041	$60	$335,296	$14,119	$341,337	$14,179
Agency mortgage-backed securities	25,710	299	35,326	796	61,036	1,095
Agency collateralized mortgage obligations	96,498	114	162,028	176	258,526	290
Total	$128,249	$473	$532,650	$15,091	$660,899	$15,564
As indicated in the previous tables, at March 31, 2021 and December 31, 2020, the Company held debt securities in unrealized loss positions. The Company has not recognized the unrealized losses into income for its securities because they are all backed by the U.S. government or government agencies and management does not intend to sell and it is likely that management will not be required to sell these securities before their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the securities approach maturity.
The following table presents the activity in the allowance for debt securities held to maturity losses.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Allowance for debt securities held to maturity losses:
Balance at beginning of period	$2,178	$—
Impact of adopting ASC 326	—	1,847
Beginning balance, after adoption of ASC 326	2,178	1,847
(Credit) provision for credit losses	(209)	45
Securities charged off	—	—
Recoveries	—	—
Balance at end of period	$1,969	$1,892
The Company regularly evaluates each held to maturity debt security for credit losses on a quarterly basis. The Company has not recorded a provision for credit loss related to its agency securities because they are all backed by the U.S. government or government agencies and have been deemed to have zero expected credit loss as of March 31, 2021 and December 31, 2020. These securities are evaluated quarterly to determine if they still qualify as a zero credit loss security. The Company has non-agency securities that have unrealized losses at March 31, 2021 and December 31, 2020. The Company considers such factors as the extent to which the fair value has been below cost and the financial condition of the issuer.

The Company monitors the credit quality of its HTM debt securities through credit ratings. The following tables present the amortized cost of HTM debt securities, aggregated by credit quality indicator.

	March 31, 2021
		Range of Ratings
	AAA	AA+ / A -	BBB+ / B-	CCC+ / C	D	NR	Total
	(In Thousands)
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$2,550,157	$—	$—	$—	$—	$—	$2,550,157
Agency mortgage-backed securities	921,354	—	—	—	—	—	921,354
Collateralized mortgage obligations:
Agency	8,353,460	—	—	—	—	—	8,353,460
Non-agency	224	6,357	9,770	3,144	771	7,053	27,319
Asset-backed securities and other	—	44,870	183	384	—	—	45,437
States and political subdivisions (1)	—	236,151	208,085	—	—	—	444,236
	$11,825,195	$287,378	$218,038	$3,528	$771	$7,053	$12,341,963
(1)The Company recorded an allowance of $2 million at March 31, 2021, related to state and political subdivisions, which is not included in the table above.

	December 31, 2020
		Range of Ratings
	AAA	AA+ / A -	BBB+ / B-	CCC+ / C	D	NR	Total
	(In Thousands)
Debt securities held to maturity:
U.S. Treasury and other U.S. government agencies	$1,291,900	$—	$—	$—	$—	$—	$1,291,900
Agency mortgage-backed securities	570,115	—	—	—	—	—	570,115
Collateralized mortgage obligations:
Agency	8,144,522	—	—	—	—	—	8,144,522
Non-agency	278	6,840	10,517	5,462	2,533	3,556	29,186
Asset-backed securities and other	—	48,127	200	463	—	—	48,790
States and political subdivisions (1)	—	246,210	221,400	—	—	—	467,610
	$10,006,815	$301,177	$232,117	$5,925	$2,533	$3,556	$10,552,123
(1)The Company recorded an allowance of $2 million at December 31, 2020, related to state and political subdivisions, which is not included in the table above.

The contractual maturities of the securities portfolios are presented in the following table.

March 31, 2021	Amortized Cost	Fair Value
	(In Thousands)
Debt securities available for sale:
Maturing within one year	$250,000	$250,000
Maturing after one but within five years	1,394,623	1,430,793
Maturing after five but within ten years	4,755	4,828
Maturing after ten years	392,349	379,150
	2,041,727	2,064,771
Agency mortgage-backed securities and agency collateralized mortgage obligations	3,277,606	3,343,316
Total	$5,319,333	$5,408,087

Debt securities held to maturity:
Maturing within one year	$11,240	$11,265
Maturing after one but within five years	1,392,538	1,486,375
Maturing after five but within ten years	1,546,716	1,537,655
Maturing after ten years	89,336	90,469
	3,039,830	3,125,764
Agency mortgage-backed securities and agency and non-agency collateralized mortgage obligations	9,302,133	9,371,248
Total	$12,341,963	$12,497,012
The gross realized gains and losses recognized on sales of debt securities available for sale are shown in the table below.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Gross gains	$—	$19,139
Gross losses	—	—
Net realized gains	$—	$19,139

(3) Loans and Allowance for Loan Losses
The following table presents the composition of the loan portfolio.

	March 31, 2021	December 31, 2020
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,969,245	$26,605,142
Real estate – construction	2,396,004	2,498,331
Commercial real estate – mortgage	13,412,272	13,565,314
Total commercial loans	41,777,521	42,668,787
Consumer loans:
Residential real estate – mortgage	12,823,641	13,327,774
Equity lines of credit	2,318,208	2,394,894
Equity loans	165,209	179,762
Credit card	812,242	881,702
Consumer direct	1,797,085	1,929,723
Consumer indirect	4,266,336	4,177,125
Total consumer loans	22,182,721	22,890,980
Total loans	$63,960,242	$65,559,767

Accrued interest receivable totaling $213 million and $224 million at March 31, 2021 and December 31, 2020, respectively, was reported in other assets on the Company's Unaudited Condensed Balance Sheets and is excluded from the related footnote disclosures.
Allowance for Loan Losses and Credit Quality
The following table, which excludes loans held for sale, presents a summary of the activity in the allowance for loan losses. The portion of the allowance that has not been identified by the Company as related to specific loan categories has been allocated to the individual loan categories on a pro rata basis for purposes of the table below:

	Commercial, Financial and Agricultural	Commercial Real Estate (1)	Residential Real Estate (2)	Consumer (3)	Total
	(In Thousands)
Three months ended March 31, 2021
Allowance for loan losses:
Beginning balance	$658,228	$311,092	$214,469	$495,685	$1,679,474
Provision (credit) for loan losses	(84,950)	(30,150)	(15,382)	10,549	(119,933)
Loans charged-off	(12,942)	(44)	(1,747)	(76,628)	(91,361)
Loan recoveries	11,735	177	1,093	17,724	30,729
Net (charge-offs) recoveries	(1,207)	133	(654)	(58,904)	(60,632)
Ending balance	$572,071	$281,075	$198,433	$447,330	$1,498,909
Three Months Ended March 31, 2020
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$408,197	$118,633	$99,089	$295,074	$920,993
Impact of adopting ASC 326	18,389	(35,034)	47,390	154,186	184,931
Beginning balance, after adoption of ASC 326	426,586	83,599	146,479	449,260	1,105,924
Provision for loan losses	140,413	24,548	7,032	184,953	356,946
Loan charge-offs	(24,207)	(87)	(1,999)	(115,866)	(142,159)
Loan recoveries	5,193	173	1,423	23,572	30,361
Net (charge-offs) recoveries	(19,014)	86	(576)	(92,294)	(111,798)
Ending balance	$547,985	$108,233	$152,935	$541,919	$1,351,072
(1)Includes commercial real estate – mortgage and real estate – construction loans.
(2)Includes residential real estate – mortgage, equity lines of credit and equity loans.
(3)Includes credit card, consumer direct and consumer indirect loans.
For the three months ended March 31, 2021, the decrease in the allowance for loan losses was primarily driven by the recognition of the updated macroeconomic scenario, which showed substantial improvement in the outlook for the macroeconomy as well as net negative loan growth.
The following table presents information on nonaccrual loans, by loan class at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Nonaccrual	Nonaccrual With No Recorded Allowance	Nonaccrual	Nonaccrual With No Recorded Allowance

Commercial, financial and agricultural	$529,703	$172,832	$540,741	$93,614
Real estate – construction	25,265	—	25,316	—
Commercial real estate – mortgage	418,935	88,910	442,137	77,629
Residential real estate – mortgage	235,441	—	235,463	—
Equity lines of credit	45,744	—	42,606	—
Equity loans	8,844	—	10,167	—
Credit card	—	—	—	—
Consumer direct	13,098	—	10,087	—
Consumer indirect	23,852	—	24,713	—
Total loans	$1,300,882	$261,742	$1,331,230	$171,243

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

	Commercial
	March 31, 2021
	Recorded Investment of Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$1,050,720	$5,353,169	$2,656,762	$1,832,641	$2,817,125	$3,598,179	$6,359,264	$—	$23,667,860
Special Mention	63,645	15,593	98,900	216,057	86,212	125,224	471,135	—	1,076,766
Substandard	4,893	68,342	99,186	81,450	71,320	215,564	548,331	—	1,089,086
Doubtful	—	21,308	11,726	1,789	23,150	34,609	42,951	—	135,533
Total commercial, financial and agricultural	$1,119,258	$5,458,412	$2,866,574	$2,131,937	$2,997,807	$3,973,576	$7,421,681	$—	$25,969,245
Real estate - construction
Pass	$56,927	$554,067	$755,562	$584,592	$151,696	$75,301	$149,250	$—	$2,327,395
Special Mention	—	—	5,199	8,395	19,506	297	—	—	33,397
Substandard	—	6,218	6,121	726	18,020	4,127	—	—	35,212
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction	$56,927	$560,285	$766,882	$593,713	$189,222	$79,725	$149,250	$—	$2,396,004
Commercial real estate - mortgage
Pass	$237,099	$1,535,357	$2,708,280	$3,347,413	$1,423,688	$2,606,898	$178,890	$—	$12,037,625
Special Mention	—	28,911	113,096	192,868	35,808	260,781	30,461	—	661,925
Substandard	—	58,450	105,425	114,971	103,119	312,068	12,949	—	706,982
Doubtful	—	—	—	—	1,836	3,904	—	—	5,740
Total commercial real estate - mortgage	$237,099	$1,622,718	$2,926,801	$3,655,252	$1,564,451	$3,183,651	$222,300	$—	$13,412,272

	Commercial
	December 31, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial, financial and agricultural
Pass	$5,784,167	$2,691,532	$1,986,737	$3,003,653	$754,848	$3,030,800	$6,861,548	$—	$24,113,285
Special Mention	78,988	166,896	193,552	107,194	26,025	102,208	685,822	—	1,360,685
Substandard	38,516	66,725	69,752	96,059	82,947	179,285	499,317	—	1,032,601
Doubtful	16,286	12,248	5,476	709	7,395	5,085	51,372	—	98,571
Total commercial, financial and agricultural	$5,917,957	$2,937,401	$2,255,517	$3,207,615	$871,215	$3,317,378	$8,098,059	$—	$26,605,142
Real estate - construction
Pass	$429,483	$785,835	$710,403	$271,229	$44,565	$38,470	$125,184	$—	$2,405,169
Special Mention	—	9,015	8,414	—	24,059	301	18,223	—	60,012
Substandard	3,973	6,210	551	18,152	—	4,264	—	—	33,150
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction	$433,456	$801,060	$719,368	$289,381	$68,624	$43,035	$143,407	$—	$2,498,331
Commercial real estate - mortgage
Pass	$1,571,217	$2,796,409	$3,430,264	$1,371,053	$777,906	$2,113,980	$222,864	$—	$12,283,693
Special Mention	40,501	131,400	190,140	36,834	147,037	110,279	3,996	—	660,187
Substandard	44,201	34,749	106,067	114,290	112,976	195,821	6,630	—	614,734
Doubtful	—	—	—	—	2,758	3,942	—	—	6,700
Total commercial real estate - mortgage	$1,655,919	$2,962,558	$3,726,471	$1,522,177	$1,040,677	$2,424,022	$233,490	$—	$13,565,314

	Consumer
	March 31, 2021
	Recorded Investment of Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential real estate - mortgage
Performing	$802,011	$3,776,523	$1,717,121	$740,423	$805,765	$4,704,304	$—	$—	$12,546,147
Nonperforming	—	5,313	24,607	22,101	23,232	202,241	—	—	277,494
Total residential real estate - mortgage	$802,011	$3,781,836	$1,741,728	$762,524	$828,997	$4,906,545	$—	$—	$12,823,641
Equity lines of credit
Performing	$—	$—	$—	$—	$—	$—	$2,260,999	$9,493	$2,270,492
Nonperforming	—	—	—	—	—	—	47,569	147	47,716
Total equity lines of credit	$—	$—	$—	$—	$—	$—	$2,308,568	$9,640	$2,318,208
Equity loans
Performing	$5,681	$10,588	$9,130	$7,946	$3,545	$119,168	$—	$—	$156,058
Nonperforming	—	55	107	516	133	8,340	—	—	9,151
Total equity loans	$5,681	$10,643	$9,237	$8,462	$3,678	$127,508	$—	$—	$165,209
Credit card
Performing	$—	$—	$—	$—	$—	$—	$789,395	$—	$789,395
Nonperforming	—	—	—	—	—	—	22,847	—	22,847
Total credit card	$—	$—	$—	$—	$—	$—	$812,242	$—	$812,242
Consumer direct
Performing	$156,787	$462,219	$351,468	$283,514	$79,054	$43,284	$399,322	$—	$1,775,648
Nonperforming	—	4,694	4,131	6,495	1,912	757	3,448	—	21,437
Total consumer direct	$156,787	$466,913	$355,599	$290,009	$80,966	$44,041	$402,770	$—	$1,797,085
Consumer indirect
Performing	$568,797	$1,667,436	$979,931	$640,659	$259,239	$121,830	$—	$—	$4,237,892
Nonperforming	—	2,841	6,991	9,376	4,968	4,268	—	—	28,444
Total consumer indirect	$568,797	$1,670,277	$986,922	$650,035	$264,207	$126,098	$—	$—	$4,266,336

	Consumer
	December 31, 2020
	Recorded Investment of Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Recorded Investment of Revolving Loans	Recorded Investment of Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential real estate - mortgage
Performing	$3,881,274	$2,013,356	$883,919	$956,310	$1,109,560	$4,201,849	$—	$—	$13,046,268
Nonperforming	4,468	21,702	21,424	21,167	24,964	187,781	—	—	281,506
Total residential real estate - mortgage	$3,885,742	$2,035,058	$905,343	$977,477	$1,134,524	$4,389,630	$—	$—	$13,327,774
Equity lines of credit
Performing	$—	$—	$—	$—	$—	$—	$2,338,907	$10,757	$2,349,664
Nonperforming	—	—	—	—	—	—	45,079	151	45,230
Total equity lines of credit	$—	$—	$—	$—	$—	$—	$2,383,986	$10,908	$2,394,894
Equity loans
Performing	$11,894	$10,684	$8,624	$3,960	$3,242	$130,600	$—	$—	$169,004
Nonperforming	789	375	484	134	—	8,976	—	—	10,758
Total equity loans	$12,683	$11,059	$9,108	$4,094	$3,242	$139,576	$—	$—	$179,762
Credit card
Performing	$—	$—	$—	$—	$—	$—	$859,749	$—	$859,749
Nonperforming	—	—	—	—	—	—	21,953	—	21,953
Total credit card	$—	$—	$—	$—	$—	$—	$881,702	$—	$881,702
Consumer direct
Performing	$547,417	$426,921	$349,518	$97,085	$43,170	$14,617	$432,167	$—	$1,910,895
Nonperforming	1,220	3,878	7,995	2,325	642	189	2,579	—	18,828
Total consumer direct	$548,637	$430,799	$357,513	$99,410	$43,812	$14,806	$434,746	$—	$1,929,723
Consumer indirect
Performing	$1,817,720	$1,112,510	$745,483	$305,658	$92,924	$73,051	$—	$—	$4,147,346
Nonperforming	1,821	6,759	10,116	5,791	3,076	2,216	—	—	29,779
Total consumer indirect	$1,819,541	$1,119,269	$755,599	$311,449	$96,000	$75,267	$—	$—	$4,177,125

The following tables present an aging analysis of the Company’s past due loans, excluding loans classified as held for sale.

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due, Nonaccrual or TDR	Not Past Due, Nonaccrual or TDR	Total
	(In Thousands)
Commercial, financial and agricultural	$17,433	$19,078	$12,609	$529,703	$77,466	$656,289	$25,312,956	$25,969,245
Real estate – construction	2,538	—	532	25,265	142	28,477	2,367,527	2,396,004
Commercial real estate – mortgage	703	253	7,790	418,935	26,746	454,427	12,957,845	13,412,272
Residential real estate – mortgage	40,315	19,696	41,590	235,441	53,568	390,610	12,433,031	12,823,641
Equity lines of credit	8,325	2,642	1,972	45,744	—	58,683	2,259,525	2,318,208
Equity loans	665	223	134	8,844	19,326	29,192	136,017	165,209
Credit card	8,378	6,442	22,847	—	—	37,667	774,575	812,242
Consumer direct	17,028	9,438	8,339	13,098	23,041	70,944	1,726,141	1,797,085
Consumer indirect	30,024	8,513	4,592	23,852	—	66,981	4,199,355	4,266,336
Total loans	$125,409	$66,285	$100,405	$1,300,882	$200,289	$1,793,270	$62,166,972	$63,960,242

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Accruing TDRs	Total Past Due, Nonaccrual or TDR	Not Past Due, Nonaccrual or TDR	Total
	(In Thousands)
Commercial, financial and agricultural	$15,862	$22,569	$35,472	$540,741	$17,686	$632,330	$25,972,812	$26,605,142
Real estate – construction	3,595	174	532	25,316	145	29,762	2,468,569	2,498,331
Commercial real estate – mortgage	2,113	2,004	1,104	442,137	910	448,268	13,117,046	13,565,314
Residential real estate – mortgage	49,445	20,694	45,761	235,463	53,380	404,743	12,923,031	13,327,774
Equity lines of credit	11,108	4,305	2,624	42,606	—	60,643	2,334,251	2,394,894
Equity loans	1,417	243	317	10,167	19,606	31,750	148,012	179,762
Credit card	12,147	10,191	21,953	—	—	44,291	837,411	881,702
Consumer direct	24,076	17,550	8,741	10,087	23,163	83,617	1,846,106	1,929,723
Consumer indirect	47,174	14,951	5,066	24,713	—	91,904	4,085,221	4,177,125
Total loans	$166,937	$92,681	$121,570	$1,331,230	$114,890	$1,827,308	$63,732,459	$65,559,767
It is the Company’s policy to classify TDRs that are not accruing interest as nonaccrual loans. It is also the Company’s policy to classify TDR past due loans that are accruing interest as TDRs and not according to their past due status. The tables above reflect this policy.
In response to the COVID-19 pandemic, beginning in March 2020, the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances generally cover periods of three to six months. In most cases as allowed under the CARES Act, these offers are not classified as TDRs and do not result in loans being placed on nonaccrual status. For loans that receive a payment deferral or forbearance under these hardship relief programs, the Company continues to accrue interest and recognize interest income during the period of the deferral. Depending on the terms of each program, all or a portion of this accrued interest may be paid directly by the borrower (either during the relief period, at the end of the relief period or at maturity of the loan). For certain programs, the maturity date of the loan may also be extended by the number of payments deferred. Interest income will continue to be recognized at the original contractual interest rate unless that rate is concurrently modified upon entering the relief program (in which case, the modified rate would be used to recognize interest). At March 31, 2021, the Company had deferrals on approximately three thousand loans with an amortized cost of $279 million.
Modifications to borrowers' loan agreements are considered TDRs if a concession is granted for economic or legal reasons related to a borrower’s financial difficulties that otherwise would not be considered. Within each of the Company’s loan classes, TDRs typically involve modification of the loan interest rate to a below market rate or an extension or deferment of the loan. During the three months ended March 31, 2021, $7.8 million of TDR modifications included an interest rate concession and $325.1 million of TDR modifications resulted from modifications to the loan’s structure. During the three months ended March 31, 2020, $5.2 million of TDR modifications included an interest rate concession and $43.6 million of TDR modifications resulted from modifications to the loan’s structure.
The following table presents an analysis of the types of loans that were restructured and classified as TDRs, excluding loans classified as held for sale.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)
Commercial, financial and agricultural	10	$109,107	10	$41,238
Real estate – construction	1	18,056	—	—
Commercial real estate – mortgage	10	196,993	2	1,740
Residential real estate – mortgage	21	6,542	8	844
Equity lines of credit	3	154	1	36
Equity loans	5	554	1	192
Credit card	—	—	—	—
Consumer direct	37	1,527	89	4,762
Consumer indirect	—	—	—	—
The impact to the allowance for loan losses related to modifications classified as TDRs was approximately $(3.3) million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Contracts	Recorded Investment at Default	Number of Contracts	Recorded Investment at Default
(Dollars in Thousands)
Commercial, financial and agricultural	—	$—	—	$—
Real estate – construction	—	—	—	—
Commercial real estate – mortgage	—	—	—	—
Residential real estate – mortgage	2	855	1	84
Equity lines of credit	—	—	—	—
Equity loans	1	43	—	—
Credit card	—	—	—	—
Consumer direct	—	—	4	217
Consumer indirect	—	—	—	—
At March 31, 2021 and December 31, 2020, there were $175.6 million and $132.5 million, respectively, of commitments to lend additional funds to borrowers whose terms have been modified in a TDR.
Foreclosure Proceedings
OREO totaled $11 million at both March 31, 2021 and December 31, 2020. OREO included $6 million of foreclosed residential real estate properties at both March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, there were $26 million and $29 million, respectively, of loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
(4) Loan Sales and Servicing
Loans held for sale were $296 million and $237 million at March 31, 2021 and December 31, 2020, respectively, and were comprised entirely of residential real estate - mortgage loans.
There were no loans transferred from held for investment to held for sale during the three months ended March 31, 2021 and 2020. Additionally, excluding loans originated for sale in the secondary market, there were no loans or loans held for sale sold during the three months ended March 31, 2021 and 2020.
The following table summarizes the Company's sales of loans originated for sale in the secondary market.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Residential real estate loans originated for sale in the secondary market sold (1)	$347,513	$203,830
Net gains recognized on sales of residential real estate loans originated for sale in the secondary market (2)	18,347	8,775
Servicing fees recognized (2)	2,434	2,608
(1)The Company has retained servicing responsibilities for all loans sold that were originated for sale in the secondary market.
(2)Recorded as a component of mortgage banking income in the Company's Unaudited Condensed Consolidated Statements of Income.

The following table provides the recorded balance of loans sold with retained servicing and the related MSRs.

	March 31, 2021	December 31, 2020
	(In Thousands)
Recorded balance of residential real estate mortgage loans sold with retained servicing (1)	$4,338,556	$4,425,180
MSRs (2)	41,432	30,665
(1)These loans are not included in loans on the Company's Unaudited Condensed Consolidated Balance Sheets.
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
The following table is an analysis of the activity in the Company’s MSRs.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Carrying value, at beginning of period	$30,665	$42,022
Additions	3,985	1,671
Increase (decrease) in fair value:
Due to changes in valuation inputs or assumptions	9,832	(10,140)
Due to other changes in fair value (1)	(3,050)	(2,321)
Carrying value, at end of period	$41,432	$31,232
(1)Represents the realization of expected net servicing cash flows, expected borrower repayments and the passage of time.
See Note 8, Fair Value Measurements, for additional disclosures related to the assumptions and estimates used in determining fair value of MSRs.

At March 31, 2021 and December 31, 2020, the sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% adverse changes in key economic assumptions are included in the following table:

	March 31, 2021	December 31, 2020
	(Dollars in Thousands)
Fair value of MSRs	$41,432	$30,665
Composition of residential loans serviced for others:
Fixed rate mortgage loans	98.7%	98.5%
Adjustable rate mortgage loans	1.3	1.5
Total	100.0%	100.0%
Weighted average life (in years)	4.4	3.6
Prepayment speed:	29.0%	30.4%
Effect on fair value of a 10% increase	$(1,687)	$(1,620)
Effect on fair value of a 20% increase	(3,797)	(3,585)
Weighted average option adjusted spread:	6.2%	6.2%
Effect on fair value of a 10% increase	$(1,009)	$(656)
Effect on fair value of a 20% increase	(1,974)	(1,285)
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
(5) Derivatives and Hedging
The Company is a party to derivative instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates and foreign currency exchange rates. The Company has made an accounting policy decision not to offset derivative fair value amounts under master netting agreements. See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for additional information on the Company's accounting policies related to derivative instruments and hedging activities. For derivatives cleared through central clearing houses the variation margin payments made are legally characterized as settlements of the derivatives. As a result, these variation margin payments are netted against the fair value of the respective derivative contracts in the balance sheet and related disclosures and there is no fair value presented for these contracts. The following table reflects the notional amount and fair value of derivative instruments included on the Company’s Unaudited Condensed Consolidated Balance Sheets on a gross basis.

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)	Notional Amount	Derivative Assets (1)	Derivative Liabilities (2)
	(In Thousands)
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$3,496,086	$9,656	$375	$3,496,086	$11,635	$748
Total fair value hedges		9,656	375		11,635	748
Cash flow hedges:
Interest rate contracts:
Swaps related to commercial loans	10,000,000	—	—	10,000,000	—	—
Swaps related to FHLB advances	120,000	—	1,181	120,000	—	2,108
Foreign currency contracts:
Forwards related to currency fluctuations	3,088	—	64	4,102	—	19
Total cash flow hedges		—	1,245		—	2,127
Total derivatives designated as hedging instruments		$9,656	$1,620		$11,635	$2,875

Free-standing derivatives not designated as hedging instruments:
Interest rate contracts:
Forward contracts related to held for sale mortgages	$834,280	$7,726	$573	$861,061	$1,184	$5,193
Interest rate lock commitments	421,906	8,091	151	520,481	17,897	—
Equity contracts:
Purchased equity option related to equity-linked CDs	30,219	304	—	40,253	574	—
Written equity option related to equity-linked CDs	24,259	—	244	32,507	—	468
Foreign exchange contracts:
Forwards and swaps related to commercial loans	471,739	5,881	1,746	578,484	1,635	7,424
Spots related to commercial loans	79,755	24	34	47,564	124	38
Swap associated with sale of Visa, Inc. Class B shares	183,292	—	6,408	189,352	—	6,517
Futures contracts (3)	—	—	—	200,000	—	—
Trading account assets and liabilities:
Interest rate contracts for customers	37,158,642	422,427	123,551	38,305,700	616,566	128,831
Foreign exchange contracts for customers	1,664,768	37,221	35,193	1,448,123	36,741	34,598
Total trading account assets and liabilities		459,648	158,744		653,307	163,429
Total free-standing derivative instruments not designated as hedging instruments		$481,674	$167,900		$674,721	$183,069
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
The Company recognized no gains or losses for the three months ended March 31, 2021 and 2020, related to hedged firm commitments no longer qualifying as a fair value hedge. At March 31, 2021, the fair value hedges had a weighted average expected remaining term of 2.2 years.
Cash Flow Hedges
The Company enters into cash flow hedging relationships using interest rate swaps and options, such as caps and floors, to mitigate exposure to the variability in future cash flows or other forecasted transactions associated with its floating rate assets and liabilities. The Company uses interest rate swaps and options to hedge the repricing characteristics of its floating rate commercial loans and FHLB advances. The Company also uses foreign currency forward contracts to hedge its exposure to fluctuations in foreign currency exchange rates due to a portion of money transfer expense being denominated in foreign currency. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness. The initial assessment of expected hedge effectiveness is based on regression analysis. The ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. There were no gains or losses reclassified from other comprehensive income because of the discontinuance of cash flow hedges related to certain forecasted transactions that are probable of not occurring for the three months ended March 31, 2021 and 2020.
At March 31, 2021, cash flow hedges not terminated had a net fair value of $(1) million and a weighted average life of 1.9 years. Net gains of $175.8 million are expected to be reclassified to income over the next 12 months as net settlements occur. The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions is 2.9 years.

The following table presents the effect of hedging derivative instruments on the Company’s Unaudited Condensed Consolidated Statements of Income.

	Interest Income	Interest Expense
	Interest and fees on loans	Interest on FHLB and other borrowings
	(In Thousands)
Three Months Ended March 31, 2021
Total amounts presented in the unaudited condensed consolidated statements of income	$606,407	$14,516

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$13,188
Recognized on derivatives	—	(33,159)
Recognized on hedged items	—	32,074
Net income (expense) recognized on fair value hedges	$—	$12,103

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$44,774	$(914)
Net income (expense) recognized on cash flow hedges	$44,774	$(914)

Three Months Ended March 31, 2020
Total amounts presented in the unaudited condensed consolidated statements of income	$715,476	$21,176

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements and amortization on derivatives	$—	$3,365
Recognized on derivatives	—	105,944
Recognized on hedged items	—	(99,171)
Net income (expense) recognized on fair value hedges	$—	$10,138

Gain (losses) on cash flow hedging relationships: (1)
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$5,459	$(419)
Net income (expense) recognized on cash flow hedges	$5,459	$(419)
(1)See Note 9, Comprehensive Income, for gain or loss recognized for cash flow hedges in accumulated other comprehensive income.
(2)Pre-tax

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets in fair value hedging relationships.

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Liabilities
	Carrying Amount of Hedged Liabilities	Hedged Items Currently Designated	Hedged Items No Longer Designated
	(In Thousands)
March 31, 2021
FHLB and other borrowings	$3,261,916	$74,942	$1,113

December 31, 2020
FHLB and other borrowings	$3,260,644	$107,023	$1,168

Derivatives Not Designated As Hedges
Derivatives not designated as hedges include those that are entered into as either economic hedges to facilitate client needs or as part of the Company’s overall risk management strategy. Economic hedges are those that do not qualify to be treated as a fair value hedge, cash flow hedge or foreign currency hedge for accounting purposes, but are necessary to economically manage the risk exposure associated with the assets and liabilities of the Company. The Company holds a portfolio of futures, forwards and interest rate lock commitments as well as options related to its equity-linked CDs to mitigate its economic risk exposure. The Company also enters into a variety of interest rate contracts and foreign exchange contracts in its trading activities. See Note 13, Derivatives and Hedging, in the Notes to the December 31, 2020, Consolidated Financial Statements for a description of the Company's derivatives not designated as hedges.
The net gains and losses recorded in the Company's Unaudited Condensed Consolidated Statements of Income from free-standing derivative instruments not designated as hedging instruments are summarized in the following table.

		Gain (Loss) for the
	Condensed Consolidated	Three Months Ended March 31,
	Statements of Income Caption	2021	2020
		(In Thousands)
Futures contracts	Mortgage banking income and corporate and correspondent investment sales	$6	$(793)
Interest rate contracts:
Interest rate lock commitments	Mortgage banking income	(9,957)	9,322
Option contracts related to mortgage servicing rights	Mortgage banking income	—	1,528
Forward contracts related to residential mortgage loans held for sale	Mortgage banking income	11,162	(5,907)
Interest rate contracts for customers	Corporate and correspondent investment sales	7,395	4,137
Equity contracts:
Purchased equity option related to equity-linked CDs	Other expense	(270)	(1,888)
Written equity option related to equity-linked CDs	Other expense	224	1,624
Foreign currency contracts:
Forward and swap contracts related to commercial loans	Other income	7,095	25,981
Spot contracts related to commercial loans	Other income	(2,179)	771
Foreign currency exchange contracts for customers	Corporate and correspondent investment sales	6,082	4,701
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
Entering into interest rate swap agreements and options involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also interest rate risk associated with unmatched positions. At March 31, 2021, interest rate swap agreements and options classified as trading were substantially matched. The Company had credit risk of $460 million related to derivative instruments in the trading account portfolio, which does not take into consideration master netting arrangements or the value of the collateral. There were no credit losses associated with derivative instruments classified as trading for the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, there were no material nonperforming derivative positions classified as trading.
The Company’s derivative positions designated as hedging instruments are primarily executed in the over-the-counter market. These positions at March 31, 2021, have credit risk of $10 million, which does not take into consideration master netting arrangements or the value of the collateral.
There were no credit losses associated with derivative instruments classified as nontrading for the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, there were no nonperforming derivative positions classified as nontrading.
As of March 31, 2021 and December 31, 2020, the Company had recorded the right to reclaim cash collateral of $163 million and $199 million, respectively, within other assets on the Company’s Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had recorded the obligation to return cash collateral of $23 million and $14 million, respectively, within deposits on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company’s debt maintain a certain credit rating from each of the major credit rating agencies. If the Company’s debt were to fall below this rating, it would be in violation of these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2021, was $50 million for which the Company has collateral requirements of $48 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on March 31, 2021, the Company’s collateral requirements to its counterparties would increase by $2 million. The aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2020, was $66 million for which the Company had collateral requirements of $64 million in the normal course of business. If the credit risk-related contingent features underlying these agreements had been triggered on December 31, 2020, the Company’s collateral requirements to its counterparties would have increased by $2 million.
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2021
Derivative financial assets:
Subject to a master netting arrangement	$46,117	$—	$46,117	$—	$13,195	$32,922
Not subject to a master netting arrangement	445,213	—	445,213	—	—	445,213
Total derivative financial assets	$491,330	$—	$491,330	$—	$13,195	$478,135

Derivative financial liabilities:
Subject to a master netting arrangement	$112,079	$—	$112,079	$—	$112,079	$—
Not subject to a master netting arrangement	57,441	—	57,441	—	—	57,441
Total derivative financial liabilities	$169,520	$—	$169,520	$—	$112,079	$57,441

December 31, 2020
Derivative financial assets:
Subject to a master netting arrangement	$38,554	$—	$38,554	$—	$3,771	$34,783
Not subject to a master netting arrangement	647,802	—	647,802	—	—	647,802
Total derivative financial assets	$686,356	$—	$686,356	$—	$3,771	$682,585

Derivative financial liabilities:
Subject to a master netting arrangement	$153,524	$—	$153,524	$—	$153,524	$—
Not subject to a master netting arrangement	32,420	—	32,420	—	—	32,420
Total derivative financial liabilities	$185,944	$—	$185,944	$—	$153,524	$32,420
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

	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments Collateral Received/Pledged (1)	Cash Collateral Received/ Pledged (1)	Net Amount
	(In Thousands)
March 31, 2021
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$3,367,186	$2,400,665	$966,521	$966,521	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$3,367,001	$2,400,665	$966,336	$966,336	$—	$—

December 31, 2020
Securities purchased under agreements to resell:
Subject to a master netting arrangement	$986,290	$798,097	$188,193	$188,193	$—	$—

Securities sold under agreements to repurchase:
Subject to a master netting arrangement	$982,575	$798,097	$184,478	$184,478	$—	$—
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

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater Than 90 days	Total
	(In Thousands)
March 31, 2021
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$1,128,705	$872,063	$296,875	$960,795	$3,258,438
Mortgage-backed securities	108,563	—	—	—	108,563
Total	$1,237,268	$872,063	$296,875	$960,795	$3,367,001

December 31, 2020
Securities sold under agreements to repurchase:
U.S. Treasury and other U.S. government agencies	$880,200	$—	$102,375	$—	$982,575
Mortgage-backed securities	—	—	—	—	—
Total	$880,200	$—	$102,375	$—	$982,575
In the event of a significant decline in fair value of the collateral pledged for the securities sold under agreements to repurchase, the Company would be required to provide additional collateral. The Company minimizes the risk by monitoring the liquidity and credit quality of the collateral, as well as the maturity profile of the transactions.

At March 31, 2021, the fair value of collateral received related to securities purchased under agreements to resell was $3.3 billion and the fair value of collateral pledged for securities sold under agreements to repurchase was $3.3 billion. At December 31, 2020, the fair value of collateral received related to securities purchased under agreements to resell was $966 million and the fair value of collateral pledged for securities sold under agreements to repurchase was $960 million.
(7) Commitments, Contingencies and Guarantees
Commitments to Extend Credit & Standby and Commercial Letters of Credit
The following represents the Company’s commitments to extend credit, standby letters of credit and commercial letters of credit:

	March 31, 2021	December 31, 2020
	(In Thousands)
Commitments to extend credit	$28,216,551	$28,251,150
Standby and commercial letters of credit	836,442	853,450
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
The credit risk involved in issuing letters of credit and commitments is essentially the same as that involved in extending loan facilities to customers. The fair value of the letters of credit and commitments typically approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. At both March 31, 2021 and December 31, 2020, the recorded amount of these deferred fees was $7 million, respectively. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2021, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit was $836 million. At March 31, 2021 and December 31, 2020, the Company had allowance for credit losses related to letters of credit and unfunded commitments recorded in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet of $134 million and $150 million, respectively.
Loan Sale Recourse
The Company has potential recourse related to specific FNMA securitizations. At both March 31, 2021 and December 31, 2020, the amount of potential recourse was $18 million of which the Company had reserved $693 thousand which is recorded in accrued expenses and other liabilities on the Company's Unaudited Condensed Consolidated Balance Sheets for the respective periods.
The Company also issues standard representations and warranties related to mortgage loan sales to government-sponsored agencies. Although these agreements often do not specify limitations, the Company does not believe that any payments related to these representations and warranties would materially change the financial condition or results of operations of the Company. At March 31, 2021 and December 31, 2020, the Company had $3.0 million and $2.7 million, respectively, of reserves in accrued expenses and other liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets related to potential losses from loans sold.

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

In April 2020, the Bank was named in a putative class action lawsuit filed in the District Court of Bexar County, Texas styled Zamora-Orduna Realty Group LLC v. BBVA USA, wherein plaintiffs allege the Bank tortiously failed to process certain loan requests submitted in connection with the federal Paycheck Protection Program. The plaintiffs seek an amount not less than $10 million along with other demands for unspecified monetary relief. The court recently entered an order granting the Company’s motion to dismiss with prejudice. Appellate options for the plaintiffs currently exist. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

In July 2020, BSI was named as a defendant in a putative class action lawsuit filed in the Supreme Court of the State of New York, County of New York, City of Miami Fire Fighters’ and Police Officers’ Retirement Trust, individually and on behalf of all others similarly situated v. Occidental Petroleum Corporation, et al., wherein the plaintiffs allege that Occidental Petroleum Corporation, its officers and directors, and the underwriting defendants (including BSI) made inaccurate and misleading statements in the registration statement and prospectus related to a securities offering. The plaintiffs seek unspecified monetary relief. The court recently entered an order granting the Company’s motion to dismiss. Appellate options for the plaintiffs currently exist. The Company believes there are substantial defenses to these claims and intends to defend them vigorously.

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

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. At March 31, 2021, the Company had accrued legal reserves in the amount of $3 million. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves, if any. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.” Based on information available at March 31, 2021, management estimates no reasonably possible losses in excess of related reserves. The matters underlying this estimate will change from time to time, and the actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimate; therefore, this estimate does not represent the Company’s maximum loss exposure.

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

(8) Fair Value Measurements
See Note 19, Fair Value Measurements, in the Notes to the December 31, 2020, Consolidated Financial Statements for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$101,539	$101,539	$—	$—
Interest rate contracts	422,427	—	422,427	—
Foreign exchange contracts	37,221	—	37,221	—
Total trading account assets	561,187	101,539	459,648	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	2,064,210	1,637,944	426,266	—
Mortgage-backed securities	797,804	—	797,804	—
Collateralized mortgage obligations	2,545,512	—	2,545,512	—
States and political subdivisions	561	—	561	—
Total debt securities available for sale	5,408,087	1,637,944	3,770,143	—
Loans held for sale	295,570	—	295,570	—
Derivative assets:
Interest rate contracts	25,473	—	17,382	8,091
Equity contracts	304	—	304	—
Foreign exchange contracts	5,905	—	5,905	—
Total derivative assets	31,682	—	23,591	8,091
Other assets:
Equity securities	16,473	16,473	—	—
MSR	41,432	—	—	41,432
SBIC	198,200	—	—	198,200
Liabilities:
Trading account liabilities:
Interest rate contracts	$123,551	$—	$123,551	$—
Foreign exchange contracts	35,193	—	35,193	—
Total trading account liabilities	158,744	—	158,744	—
Derivative liabilities:
Interest rate contracts	2,280	—	2,129	151
Equity contracts	244	—	244	—
Foreign exchange contracts	1,844	—	1,844	—
Total derivative liabilities	4,368	—	4,217	151

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Recurring fair value measurements
Assets:
Trading account assets:
U.S. Treasury and other U.S. government agencies	$109,142	$109,142	$—	$—
Interest rate contracts	616,566	—	616,566	—
Foreign exchange contracts	36,741	—	36,741	—
Total trading account assets	762,449	109,142	653,307	—
Debt securities available for sale:
U.S. Treasury and other U.S. government agencies	2,146,904	1,694,160	452,744	—
Mortgage-backed securities	865,648	—	865,648	—
Collateralized mortgage obligations	2,731,731	—	2,731,731	—
States and political subdivisions	636	—	636	—
Total debt securities available for sale	5,744,919	1,694,160	4,050,759	—
Loans held for sale	236,586	—	236,586	—
Derivative assets:
Interest rate contracts	30,716	—	12,819	17,897
Equity contracts	574	—	574	—
Foreign exchange contracts	1,759	—	1,759	—
Total derivative assets	33,049	—	15,152	17,897
Other assets:
Equity securities	14,032	14,032	—	—
MSR	30,665	—	—	30,665
SBIC	162,578	—	—	162,578
Liabilities:
Trading account liabilities:
Interest rate contracts	$128,831	$—	$128,831	$—
Foreign exchange contracts	34,598	—	34,598	—
Total trading account liabilities	163,429	—	163,429	—
Derivative liabilities:
Interest rate contracts	8,049	—	8,049	—
Equity contracts	468	—	468	—
Foreign exchange contracts	7,481	—	7,481	—
Total derivative liabilities	15,998	—	15,998	—

The following tables reconcile the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three Months Ended March 31,	Interest Rate Contracts, net	Other Assets - MSR	Other Assets - SBIC
	(In Thousands)
Balance, December 31, 2019	$3,088	$42,022	$119,475
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	9,322	(12,461)	27,658
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	9,267
Issuances	—	1,671	—
Sales	—	—	—
Settlements	—	—	—
Balance, March 31, 2020	$12,410	$31,232	$156,400
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2020	$9,322	$(12,461)	$27,658

Balance, December 31, 2020	$17,897	$30,665	$162,578
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings (1)	(9,957)	6,782	21,376
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	14,246
Issuances	—	3,985	—
Sales	—	—	—
Settlements	—	—	—
Balance, March 31, 2021	$7,940	$41,432	$198,200
Change in unrealized gains (losses) included in earnings for the period, attributable to assets and liabilities still held at March 31, 2021	$(9,957)	$6,782	$21,376
(1)Included in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

Assets Measured at Fair Value on a Nonrecurring Basis
Periodically, certain assets may be recorded at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. The following tables represent those assets that were subject to fair value adjustments during the three months ended March 31, 2021 and 2020, and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2021
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$10,965	$—	$—	$10,965	$(450)

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains (Losses)
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Three Months Ended March 31, 2020
	(In Thousands)
Nonrecurring fair value measurements
Assets:
OREO	$21,392	$—	$—	$21,392	$(707)

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

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	March 31, 2021	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$7,940	Discounted cash flow	Closing ratios (pull-through)	4.8% - 99.8% (64.4%)
			Cap grids	0.5% - 2.5% (1.2%)
Other assets - MSRs	41,432	Discounted cash flow	Option adjusted spread	6.0% - 8.3% (6.2%)
			Constant prepayment rate or life speed	0.1% - 97.1% (13.6%)
			Cost to service	$65 - $4,000 ($100)
Other assets - SBIC investments	198,200	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
OREO	10,965	Appraised value	Appraised value	8.0% (1)
(1)Represents discount to appraised value for estimated costs to sell.

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Unobservable Inputs
	December 31, 2020	Valuation Technique	Unobservable Input(s)	(Weighted Average)
	(In Thousands)
Recurring fair value measurements:
Interest rate contracts, net	$17,897	Discounted cash flow	Closing ratios (pull-through)	18.2% - 100.0% (62.5%)
			Cap grids	0.3% - 2.6% (1.0%)
Other assets - MSRs	30,665	Discounted cash flow	Option adjusted spread	6.0% - 8.3% (6.2%)
			Constant prepayment rate or life speed	3.5% - 90.3% (19.9%)
			Cost to service	$65 - $4,000 ($100)
Other assets - SBIC investments	162,578	Transaction price	Transaction price	N/A
Nonrecurring fair value measurements:
OREO	11,448	Appraised value	Appraised value	8.0% (1)
(1)Represents discount to appraised value for estimated costs to sell.
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
Fair Value of Financial Instruments
The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments, excluding financial instruments measured at fair value on a recurring basis, are as follows:

	March 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$15,142,724	$15,142,724	$15,142,724	$—	$—
Debt securities held to maturity	12,341,963	12,497,012	2,619,569	9,337,935	539,508
Loans	63,960,242	62,435,802	—	—	62,435,802
Liabilities:
Deposits	$85,970,954	$85,979,097	$—	$85,979,097	$—
FHLB and other borrowings	3,517,567	3,512,568	—	3,512,568	—
Federal funds purchased and securities sold under agreements to repurchase	966,336	966,336	—	966,336	—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In Thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$14,607,908	$14,607,908	$14,607,908	$—	$—
Debt securities held to maturity	10,552,123	10,809,461	1,404,868	8,837,070	567,523
Loans	65,559,767	64,459,914	—	—	64,459,914
Liabilities:
Deposits	$85,858,381	$85,872,252	$—	$85,872,252	$—
FHLB and other borrowings	3,548,492	3,489,951	—	3,489,951	—
Federal funds purchased and securities sold under agreements to repurchase	184,478	184,478	—	184,478	—
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
At both March 31, 2021 and December 31, 2020, no loans held for sale for which the fair value option was elected were 90 days or more past due or were in nonaccrual. Interest income on mortgage loans held for sale is recognized based on contractual rates and is reflected in interest and fees on loans in the Company's Unaudited Condensed Consolidated Statements of Income. Net gains (losses) of $(6.3) million and $2.6 million resulting from changes in fair value of these loans were recorded in noninterest income during the three months ended March 31, 2021 and 2020, respectively.
The Company also had fair value changes on forward contracts related to residential mortgage loans held for sale of approximately $11.2 million and $(5.9) million for the three months ended March 31, 2021 and 2020, respectively. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In Thousands)
March 31, 2021
Residential mortgage loans held for sale	$295,570	$289,222	$6,348
December 31, 2020
Residential mortgage loans held for sale	$236,586	$223,929	$12,657

(9) Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The following summarizes the change in the components of other comprehensive income.

	Three Months Ended March 31,
	2021			2020
	Pretax	Tax Expense/ (Benefit)	After-tax	Pretax	Tax Expense/ (Benefit)	After-tax
	(In Thousands)
Other comprehensive income:
Unrealized holding (losses) gains arising during period from debt securities available for sale	$(23,783)	$(5,644)	$(18,139)	$130,943	$31,244	$99,699
Less: reclassification adjustment for net gains on sale of debt securities in net income	—	—	—	19,139	4,567	14,572
Net change in unrealized (losses) gains on debt securities available for sale	(23,783)	(5,644)	(18,139)	111,804	26,677	85,127
Change in unamortized net holding gains on debt securities held to maturity	2,492	592	1,900	2,069	494	1,575
Change in unamortized non-credit related impairment on debt securities held to maturity	183	43	140	155	37	118
Net change in unamortized holding gains on debt securities held to maturity	2,675	635	2,040	2,224	531	1,693
Unrealized holding (losses) gains arising during period from cash flow hedge instruments	(60,428)	(14,339)	(46,089)	360,963	86,126	274,837
Change in defined benefit plans	(3,553)	(842)	(2,711)	2,301	547	1,754
Other comprehensive (loss) income	$(85,089)	$(20,190)	$(64,899)	$477,292	$113,881	$363,411
Activity in accumulated other comprehensive income (loss), net of tax was as follows:

	Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	Accumulated Gains (Losses) on Cash Flow Hedging Instruments	Defined Benefit Plan Adjustment	Unamortized Impairment Losses on Debt Securities Held to Maturity	Total
	(In Thousands)
Balance, December 31, 2019	$(40,080)	$91,445	$(46,666)	$(5,771)	$(1,072)
Other comprehensive income before reclassifications	99,699	278,675	—	—	378,374
Amounts reclassified from accumulated other comprehensive (loss) income	(12,997)	(3,838)	1,754	118	(14,963)
Net current period other comprehensive income	86,702	274,837	1,754	118	363,411
Balance, March 31, 2020	$46,622	$366,282	$(44,912)	$(5,653)	$362,339

Balance, December 31, 2020	$64,542	$306,310	$(36,450)	$(5,297)	$329,105
Other comprehensive loss before reclassifications	(18,139)	(12,637)	—	—	(30,776)
Amounts reclassified from accumulated other comprehensive (loss) income	1,900	(33,452)	(2,711)	140	(34,123)
Net current period other comprehensive income (loss)	(16,239)	(46,089)	(2,711)	140	(64,899)
Balance, March 31, 2021	$48,303	$260,221	$(39,161)	$(5,157)	$264,206

The following table presents information on reclassifications out of accumulated other comprehensive income (loss).

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss) (1)		Condensed Consolidated Statements of Income Caption
	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Unrealized Gains (Losses) on Debt Securities Available for Sale and Transferred to Held to Maturity	$—	$19,139	Investment securities gains, net
	(2,492)	(2,069)	Interest on debt securities held to maturity
	(2,492)	17,070
	592	(4,073)	Income tax (expense) benefit
	$(1,900)	$12,997	Net of tax

Accumulated Gains (Losses) on Cash Flow Hedging Instruments	$44,774	$5,459	Interest and fees on loans
	(914)	(419)	Interest on FHLB and other borrowings
	43,860	5,040
	(10,408)	(1,202)	Income tax expense
	$33,452	$3,838	Net of tax

Defined Benefit Plan Adjustment	$3,553	$(2,301)	(2)
	(842)	547	Income tax (expense) benefit
	$2,711	$(1,754)	Net of tax

Unamortized Impairment Losses on Debt Securities Held to Maturity	$(183)	$(155)	Interest on debt securities held to maturity
	43	37	Income tax benefit
	$(140)	$(118)	Net of tax
(1)Amounts in parentheses indicate debits to the Unaudited Condensed Consolidated Statements of Income.
(2)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Benefit Plans, in the Notes to the December 31, 2020, Consolidated Financial Statements for additional details).

(10) Supplemental Disclosure for Statement of Cash Flows
The following table presents the Company’s supplemental disclosures for statement of cash flows.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Supplemental disclosures of cash flow information:
Interest paid	$9,992	$207,334
Net income taxes (refunded) paid	(1,955)	7,208
Operating cash flows from operating leases	12,923	12,499
Operating cash flows from finance leases	119	140
Financing cash flows from finance leases	444	414

Supplemental schedule of noncash activities:
Transfer of loans and loans held for sale to OREO	$1,789	$5,735
Right-of-use assets obtained in exchange for lease obligations- operating leases	5,145	17,568
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company's Unaudited Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Cash and cash equivalents	$15,142,724	$5,513,268
Restricted cash in other assets	385,013	306,798
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,527,737	$5,820,066
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

The following tables present the segment information for the Company’s existing segments.

	Three Months Ended March 31, 2021
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$312,218	$256,937	$39,204	$113,769	$(57,860)	$664,268
Allocated (credit) provision for credit losses	(62,903)	(3,980)	(40,987)	39	(12,311)	(120,142)
Noninterest income	65,563	115,713	43,081	8,212	71,132	303,701
Noninterest expense	149,943	307,550	49,465	4,558	107,474	618,990
Net income (loss) before income tax expense (benefit)	290,741	69,080	73,807	117,384	(81,891)	469,121
Income tax expense (benefit)	61,056	14,507	15,499	24,651	(32,053)	83,660
Net income (loss)	229,685	54,573	58,308	92,733	(49,838)	385,461
Less: net income attributable to noncontrolling interests	179	—	—	387	15	581
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$229,506	$54,573	$58,308	$92,346	$(49,853)	$384,880
Average assets	$42,593,214	$17,472,177	$7,636,021	$31,172,166	$6,266,623	$105,140,201

	Three Months Ended March 31, 2020
	Commercial Banking and Wealth	Retail Banking	Corporate and Investment Banking	Treasury	Corporate Support and Other	Consolidated
	(In Thousands)
Net interest income (expense)	$291,282	$265,462	$33,828	$(17,691)	$16,574	$589,455
Allocated provision (credit) for credit losses	130,982	129,140	83,132	(195)	13,932	356,991
Noninterest income	68,535	130,702	40,135	26,202	68,668	334,242
Noninterest expense	174,101	305,257	61,395	4,046	2,264,261	2,809,060
Net income (loss) before income tax expense (benefit)	54,734	(38,233)	(70,564)	4,660	(2,192,951)	(2,242,354)
Income tax expense (benefit)	11,494	(8,029)	(14,819)	979	5,306	(5,069)
Net income (loss)	43,240	(30,204)	(55,745)	3,681	(2,198,257)	(2,237,285)
Less: net income (loss) attributable to noncontrolling interests	116	—	—	396	(11)	501
Net income (loss) attributable to BBVA USA Bancshares, Inc.	$43,124	$(30,204)	$(55,745)	$3,285	$(2,198,246)	$(2,237,786)
Average assets	$41,090,411	$18,632,122	$8,272,714	$20,254,258	$8,106,608	$96,356,113
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
The development and application of these methodologies is a dynamic process. Accordingly, prior period financial results have been revised to reflect management accounting enhancements and changes in the Company's organizational structure. The 2020 segment information has been revised to conform to the 2021 presentation. In addition, unlike financial accounting, there is no authoritative literature for management accounting similar to U.S. GAAP. Consequently, reported results are not necessarily comparable with those presented by other financial institutions.
(12) Related Party Transactions
The Company enters into various transactions with BBVA that affect the Company’s business and operations. The following discloses the significant transactions between the Company and BBVA during 2021 and 2020.
The Company believes all of the transactions entered into between the Company and BBVA were transacted on terms that were no more or less beneficial to the Company than similar transactions entered into with unrelated market participants, including interest rates and transaction costs. The Company foresees executing similar transactions with BBVA in the future.
Derivatives
The Company has entered into various derivative contracts as noted below with BBVA as the upstream counterparty. The total notional amount of outstanding derivative contracts between the Company and BBVA are $3.1 billion and $3.2 billion as of March 31, 2021 and December 31, 2020, respectively. The net fair value of outstanding derivative contracts between the Company and BBVA are detailed below.

	March 31, 2021	December 31, 2020
	(In Thousands)
Derivative contracts:
Fair value hedges	$(375)	$(748)
Cash flow hedges	(64)	(19)
Free-standing derivatives not designated as hedging instruments	(29,565)	(44,958)
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

	March 31, 2021	December 31, 2020
	(In Thousands)
Securities purchased under agreements to resell	$928,235	$186,568
Securities sold under agreements to repurchase	3,291	6,426
Borrowings
BSI, a wholly owned subsidiary of the Company, had a $420 million revolving note and cash subordination agreement with BBVA that was executed on March 16, 2012, with an original maturity date of March 16, 2018. On

March 16, 2017, the agreement was amended to increase the available amount to $450 million and the maturity date was extended to March 16, 2023. On March 16, 2017, BSI entered into an uncommitted demand facility agreement with BBVA for a revolving loan facility up to $1 billion to be used for trade settlement purposes. BSI has not drawn against this facility in 2021. At both March 31, 2021 and December 31, 2020 there was no amount outstanding under the revolving note and cash subordination agreement. There was $29 thousand in interest expense related to these agreements for the three months ended March 31, 2021 and $55 thousand interest expense for the three months ended March 31, 2020 and are included in interest on other short-term borrowings within the Company's Unaudited Condensed Consolidated Statements of Income.
Service and Referral Agreements
The Company and its affiliates entered into or were subject to various service and referral agreements with BBVA and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Income associated with these agreements was $5.0 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively, and is recorded as a component of noninterest income within the Company's Unaudited Condensed Consolidated Statements of Income. Expenses associated with these agreements was $10.5 million and $9.9 million for the three months ended March 31, 2021 and 2020, respectively, and is recorded as a component of noninterest expense within the Company's Unaudited Condensed Consolidated Statements of Income.
Series A Preferred Stock
BBVA is the sole holder of the Series A Preferred Stock that the Company issued in December 2015. At both March 31, 2021 and December 31, 2020, the carrying amount of the Series A Preferred Stock was approximately $229 million. During the three months ended March 31, 2021 and 2020, the Company paid $3.1 million and $4.2 million, respectively, of preferred stock dividends to BBVA.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses and goodwill impairment. These critical accounting policies require the use of estimates, assumptions and judgments which are based on information available as of the date of the financial statements. Accordingly, as this information changes, future financial statements could reflect the use of different estimates, assumptions and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The Company’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Additional disclosures regarding the effects of new accounting pronouncements are included in Note 1, Basis of Presentation, in the Notes to the Unaudited Condensed Consolidated Financial Statements, included herein.
Executive Overview
Financial Performance
Consolidated net income (loss) attributable to the Company for the three months ended March 31, 2021 was $384.9 million compared to $(2.2) billion during the three months ended March 31, 2020. 2020 results included $2.2 billion of goodwill impairment. The Company’s results of operations for the three months ended March 31, 2021, reflected higher net interest income, lower provision for credit losses and lower noninterest expense offset by lower noninterest income.
Net interest income totaled $664.3 million for the three months ended March 31, 2021 compared to $589.5 million for the three months ended March 31, 2020. Net interest income for the three months ended March 31, 2021 reflected the efforts to reduce deposit costs and manage the lower interest rate environment. The net interest margin for the three months ended March 31, 2021 was 2.83%, compared to 2.80% for the three months ended March 31, 2020.
For the three months ended March 31, 2021, the Company recorded $120.1 million of credit for credit losses compared to $357.0 million provision for credit losses for the three months ended March 31, 2020. For the three months ended March 31, 2021, provision for credit losses was comprised of $119.9 million of credit for loan losses and $209 thousand of credit for HTM security losses.
For the three months ended March 31, 2021, the Company recorded $119.9 million of credit for loan losses compared to $357.0 million provision for loan losses for the three months ended March 31, 2020. Credit for loan losses for the three months ended March 31, 2021 reflected improvements in macroeconomic factors and forecasts as well as the impact of net charge-offs recorded during the three months ended March 31, 2021.
Net charge-offs for the three months ended March 31, 2021 totaled $60.6 million compared to $111.8 million for the three months ended March 31, 2020. The decrease in net charge-offs for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was primarily driven by a $17.8 million decrease in commercial, financial and agricultural net charge-offs, a $21.6 million decrease in consumer direct net charge-offs, and a $10.2 million decrease in consumer indirect net charge-offs.
Noninterest income decreased to $303.7 million for the three months ended March 31, 2021 compared to $334.2 million for the three months ended March 31, 2020. The primary drivers of the decrease was a $6.7 million decrease in service charges on deposit accounts, a $5.0 million decrease in investment services sales fees, a $2.8 million decrease in mortgage banking income, a $19.1 million decrease in investment securities gains, and a $7.4 million decrease in other noninterest income due to a decrease in gains on sales of fixed assets and a decrease in fair value adjustments on the SBIC investments. Offsetting these decreases was a $7.5 million increase in money transfer income.

Noninterest expense decreased $2.2 billion to $619.0 million for the three months ended March 31, 2021 compared to $2.8 billion for the three months ended March 31, 2020. The decrease was primarily driven by $2.2 billion of goodwill impairment recorded during the three months ended March 31, 2020 and a $55.3 million decrease in other noninterest expense primarily attributable to a decrease in provision for unfunded commitments. Offsetting these decreases was a $28.6 million increase in salaries, benefits and commissions, an $11.8 million increase in professional services, and a $6.2 million increase in money transfer expense.
Income tax expense (benefit) was $83.7 million for the three months ended March 31, 2021 compared to $(5.1) million for the three months ended March 31, 2020. This resulted in an effective tax rate of 17.8% for the three months ended March 31, 2021 and 0.2% for three months ended March 31, 2020. The increase in tax rate was primarily due to an unfavorable permanent difference related to goodwill impairment during the three months ended March 31, 2020.
The Company's total assets at March 31, 2021 were $104.0 billion, an increase of $1.2 billion from December 31, 2020 levels. Total loans, excluding loans held for sale, were $64.0 billion at March 31, 2021, a decrease of $1.6 billion or 2.4% from year-end December 31, 2020 levels.
Total shareholder's equity at March 31, 2021 was $12.0 billion, an increase of $328 million compared to December 31, 2020.
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption around the world that has affected daily living and negatively impacted the global economy. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and shelter in place requirements in many states and communities, which has increased unemployment levels and caused extreme volatility in the financial markets. As further discussed in “Analysis of Results of Operations,” during the current year, the Company observed the impact of the pandemic on its business. The reduction in interest rates had the most immediate, negative impacts on the Company’s performance. Though the Company is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis will adversely impact the Company’s future operating results.
The Company is continuing to participate in the PPP, and the PPP has been expanded and extended by recent legislation. The American Rescue Plan Act of 2021, which was enacted on March 11, 2021, provides additional funding to the PPP and expands eligibility for PPP loans. In addition, the PPP Extension Act of 2021, which was enacted on March 30, 2021, extends the PPP application deadline to May 31, 2021 and extends authorization of the PPP through June 30, 2021 to provide the SBA additional time to process applications received by the application deadline.
Capital
Under the Basel III final rule, the Company's Tier 1 and CET1 ratios were 14.58% and 14.23%, respectively, at March 31, 2021 compared to 13.61% and 13.28%, respectively, at December 31, 2020.
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

Any dividends paid by the Parent must be set forth as capital actions in the Company's capital plan and must be made in accordance with the relevant banking law and Federal Reserve Board regulations and policy. The Company has paid no common dividends to BBVA during 2021.
Management believes that the current sources of liquidity are adequate to meet the Company’s requirements and plans for continued growth.

Analysis of Results of Operations
Consolidated net income (loss) attributable to the Company totaled $384.9 million and $(2.2) billion for the three months ended March 31, 2021 and 2020, respectively. The Company’s results of operations for the three months ended March 31, 2021, reflected higher net interest income, lower provision for credit losses, and lower noninterest expense offset by lower noninterest income.
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
Three Months Ended March 31, 2021 and 2020
Net interest income totaled $664.3 million for the three months ended March 31, 2021 compared to $589.5 million for the three months ended March 31, 2020.
Net interest income on a fully taxable equivalent basis totaled $674.7 million for the three months ended March 31, 2021, an increase of $73.2 million compared with $601.5 million for the three months ended March 31, 2020. The increase in net interest income was primarily the result of an increase in interest income on AFS and HTM debt securities and by decreases in interest expense on interest bearing deposits, FHLB and other borrowings and Federal funds purchased and securities sold under agreements to repurchase offset by a decrease in interest income on loans.
Net interest margin was 2.83% for the three months ended March 31, 2021 compared to 2.80% for the three months ended March 31, 2020. The 3 basis point increase in net interest margin was primarily driven by a reduction in deposit costs.
The fully taxable equivalent yield for the three months ended March 31, 2021, on the loan portfolio was 3.84% compared to 4.50% for the same period in 2020. The 66 basis point decrease was primarily driven by the timing of the Federal Reserve Board's decrease of benchmark rates.
The fully taxable equivalent yield on the investment securities portfolio was 2.15% for the three months ended March 31, 2021 compared to 1.18% for the three months ended March 31, 2020. The increase was a result of lower levels of premium amortization for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
The average rate paid on interest bearing deposits was 0.15% for the three months ended March 31, 2021 compared to 1.21% for the three months ended March 31, 2020 and reflects the impact of lower funding costs on interest bearing deposit offerings including savings, money market and CD products.
The average rate paid on FHLB and other borrowings for the three months ended March 31, 2021 was 1.67% compared to 2.28% for the corresponding period in 2020.

The following table sets forth the major components of net interest income and the related annualized yields and rates.
Table 1
Consolidated Average Balance and Yield/ Rate Analysis

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balance	Income/Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/Rate
	(Dollars in Thousands)
Assets:
Interest earning assets:
Loans (1) (2) (3)	$65,153,535	$616,137	3.84%	$64,875,095	$726,532	4.50%
Debt securities – AFS	5,232,378	24,437	1.89	6,669,560	(1,492)	(0.09)
Debt securities – HTM (tax exempt) (3)	447,685	3,428	3.11	541,954	4,690	3.48
Debt securities – HTM (taxable)	10,962,813	60,351	2.23	6,650,211	37,390	2.26
Total debt securities - HTM	11,410,498	63,779	2.27	7,192,165	42,080	2.35
Trading account securities (3)	116,989	1,021	3.54	167,070	1,122	2.70
Securities purchased under agreements to resell (4)	1,369,539	448	0.13	1,424,296	22,629	6.39
Other (5)	13,554,792	4,721	0.14	6,144,692	19,546	1.28
Total earning assets	96,837,731	710,543	2.98	86,472,878	810,417	3.77
Noninterest earning assets:
Cash and due from banks	1,064,938			537,961
Allowance for credit losses	(1,666,293)			(1,064,750)
Net unrealized gain on investment securities available for sale	103,693			31,630
Other noninterest earning assets	8,800,132			10,378,394
Total assets	$105,140,201			$96,356,113
Liabilities:
Interest bearing liabilities:
Interest bearing demand deposits	$15,392,159	6,173	0.16	$11,698,488	24,551	0.84
Savings and money market accounts	37,195,313	8,095	0.09	31,978,293	84,792	1.07
Certificates and other time deposits	4,168,571	6,077	0.59	10,911,541	55,399	2.04
Total interest bearing deposits	56,756,043	20,345	0.15	54,588,322	164,742	1.21
FHLB and other borrowings	3,534,609	14,516	1.67	3,736,201	21,176	2.28
Federal funds purchased and securities sold under agreements to repurchase (4)	1,358,857	576	0.17	1,451,501	22,658	6.28
Other short-term borrowings	4,413	389	35.75	20,037	352	7.07
Total interest bearing liabilities	61,653,922	35,826	0.24	59,796,061	208,928	1.41
Noninterest bearing deposits	28,497,062			20,293,503
Other noninterest bearing liabilities	3,190,828			2,765,934
Total liabilities	93,341,812			82,855,498
Shareholder’s equity	11,798,389			13,500,615
Total liabilities and shareholder’s equity	$105,140,201			$96,356,113
Net interest income/net interest spread		$674,717	2.74%		$601,489	2.36%
Net interest margin			2.83%			2.80%
Taxable equivalent adjustment		10,449			12,034
Net interest income		$664,268			$589,455
(1)Loans include loans held for sale and nonaccrual loans.
(2)Interest income includes loan fees for rate calculation purposes.
(3)Yields are stated on a fully taxable equivalent basis assuming the tax rate in effect for each period presented.
(4)Yield/rate reflects impact of balance sheet offsetting. See Note 6, Securities Financing Activities, in the notes to the financial statements.
(5)Includes federal funds sold, interest bearing deposits, and other earning assets.

Provision for Credit Losses
The provision for credit losses is the charge to earnings that management determines to be necessary to maintain the allowance for credit losses at a sufficient level reflecting management's estimate of expected losses over the life of the portfolio.
Three Months Ended March 31, 2021 and 2020
For the three months ended March 31, 2021, the Company recorded $120.1 million of credit for credit losses compared to $357.0 million provision for credit losses for the three months ended March 31, 2020. For the three months ended March 31, 2021, provision for credit losses was comprised of $119.9 million of credit for loan losses and $209 thousand of credit for HTM security losses.
For the three months ended March 31, 2021, the Company recorded $119.9 million of credit for loan losses compared to $357.0 million provision for loan losses for the three months ended March 31, 2020. Credit for loan losses for the three months ended March 31, 2021 reflected improvements in macroeconomic factors and forecasts as well as the impact of net charge-offs recorded during the three months ended March 31, 2021.
Net charge-offs for the three months ended March 31, 2021 totaled $60.6 million compared to $111.8 million for the three months ended March 31, 2020. The decrease in net charge-offs for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was primarily driven by a $17.8 million decrease in commercial, financial and agricultural net charge-offs, a $21.6 million decrease in consumer direct net charge-offs, and a $10.2 million decrease in consumer indirect net charge-offs.
Net charge-offs were 0.38% of average loans for the three months ended March 31, 2021 compared to 0.69% of average loans for the three months ended March 31, 2020.
For further discussion and analysis of the allowance for loan losses, refer to the discussion of lending activities found later in this section. Also, refer to Note 3, Loans and Allowance for Loan Losses, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional disclosures.
Noninterest Income
The following table presents the components of noninterest income.
Table 2
Noninterest Income

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Service charges on deposit accounts	$54,874	$61,531
Card and merchant processing fees	49,245	50,091
Money transfer income	32,040	24,548
Investment services sales fees	29,446	34,407
Investment banking and advisory fees	26,783	26,731
Mortgage banking	14,692	17,451
Corporate and correspondent investment sales	13,683	10,717
Asset management fees	12,587	11,904
Bank owned life insurance	4,691	4,625
Investment securities gains, net	—	19,139
Other	65,660	73,098
Total noninterest income	$303,701	$334,242
Three Months Ended March 31, 2021 and 2020
Noninterest income was $303.7 million for the three months ended March 31, 2021, compared to $334.2 million for the three months ended March 31, 2020. The decrease in noninterest income was primarily driven by decreases in service charges on deposit accounts, investment services sales fees, mortgage banking income, investment securities gains and other noninterest income offset by an increases in money transfer income.
Service charges on deposit accounts represent the Company's largest category of noninterest revenue. Service charges on deposit accounts decreased to $54.9 million for the three months ended March 31, 2021, compared to $61.5 million for the three months ended March 31, 2020 driven by a general decline in consumer spending activity associated with the COVID-19 pandemic as well as the bank implementing fee waivers to offer relief for those customers impacted by the COVID-19 pandemic.
Money transfer income represents income from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Income from money transfer services increased to $32.0 million for the three months ended March 31, 2021 compared to $24.5 million for the three months ended March 31, 2020 driven by an increase in transaction volumes.
Investment services sales fees is comprised of mutual fund and annuity sales income and insurance sales fees. Income from investment services sales fees was $29.4 million for the three months ended March 31, 2021, compared to $34.4 million for the three months ended March 31, 2020 driven by a $2.3 million decline in fixed income commission fees and a $2.0 million decline in life and disability fee income.
Mortgage banking is comprised of servicing income, guarantee fees and gains on sales of mortgage loans as well as fair value adjustments on mortgage loans held for sale, mortgage related derivatives and MSRs. Mortgage banking income decreased $2.8 million for three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in mortgage banking income was primarily due to a $3.0 million decline in the MSR valuation.
Investment securities gains, net were $19.1 million for the three months ended March 31, 2020 and there were no gains for the three months ended March 31, 2021. See, “—Debt Securities” for more information related to the debt securities sales.
Other income is comprised of income recognized that does not typically fit into one of the other noninterest income categories and includes various fees associated with letters of credit, syndications, ATMS and foreign exchange. Other noninterest income decreased to $65.7 million for the three months ended March 31, 2021, compared to $73.1 million for the three months ended March 31, 2020, was primarily due to a $6.5 million decrease in fair value adjustments on the SBIC investments and a $2.4 million decrease in gains on sales of fixed assets.

Noninterest Expense
The following table presents the components of noninterest expense.
Table 3
Noninterest Expense

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Salaries, benefits and commissions	$338,695	$310,136
Professional services	82,002	70,220
Equipment	67,334	64,681
Net occupancy	40,903	39,843
Money transfer expense	23,332	17,136
Goodwill impairment	—	2,185,000
Other	66,724	122,044
Total noninterest expense	$618,990	$2,809,060
Three Months Ended March 31, 2021 and 2020
Noninterest expense was $619.0 million for the three months ended March 31, 2021, a decrease of $2.2 billion compared to $2.8 billion for the three months ended March 31, 2020. The decrease in noninterest expense was primarily driven by a decrease in goodwill impairment and other noninterest expense, partially offset by increases in salaries, benefits and commissions, professional services and money transfer expense.
Salaries, benefits and commissions expense increased to $338.7 million for the three months ended March 31, 2021 compared to $310.1 million for the three months ended March 31, 2020 due primarily to increases in incentive and variable compensation expense.
Professional services expense represents fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Professional services increased during the three months ended March 31, 2021, to $82.0 million compared to $70.2 million for the corresponding period in 2020 primarily due to a $7.9 million increase in contractor and other professional services and a $4.0 million increase in bankcard fees and credit recording fees.
Money transfer expense represents expense from the Parent's wholly owned subsidiary, BBVA Transfer Holdings, Inc., which engages in money transfer services, including money transmission and foreign exchange services. Money transfer expense increased to $23.3 million during the three months ended March 31, 2021, compared to $17.1 million during the three months ended March 31, 2020 driven by an increase in transaction volume.
Goodwill impairment for the three months ended March 31, 2020 was $2.2 billion compared to no goodwill impairment for the three months ended March 31, 2021.
Other noninterest expense includes FDIC insurance, marketing, communications, postage, supplies, subscriptions, provision for unfunded commitments and gains and losses on the sales and write-downs of OREO. Other noninterest expense decreased $55.3 million during the three months ended March 31, 2021, to $66.7 million compared to $122.0 million for the three months ended March 31, 2020, primarily attributable to a $40.7 million decrease in provision for unfunded commitments, a $6.0 million decrease in marketing expense, and a $2.9 million decrease in travel expense.

Income Tax Expense
Three Months Ended March 31, 2021 and 2020
The Company’s income tax expense (benefit) totaled $83.7 million and $(5.1) million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was 17.8% for the three months ended March 31, 2021 and 0.2% for the three months ended March 31, 2020. The higher tax rate for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to an unfavorable permanent difference related to goodwill impairment during the three months ended March 31, 2020.
Analysis of Financial Condition
A review of the Company’s major balance sheet categories is presented below.
Federal Funds Sold, Securities Purchased Under Agreements to Resell and Interest Bearing Deposits
Federal funds sold, securities purchased under agreements to resell and interest bearing deposits totaled $14.1 billion at March 31, 2021, compared to $13.4 billion at December 31, 2020. The increase was primarily driven by a $672 million increase in interest bearing deposits with the Federal Reserve.
Trading Account Assets
Trading account assets totaled $561 million at March 31, 2021, compared to $762 million at December 31, 2020. The decrease in trading account assets primarily related to decreases in the fair value of interest rate derivative contracts for customers.
Debt Securities
At March 31, 2021, the securities portfolio included $5.4 billion in available for sale debt securities and $12.3 billion in held to maturity debt securities for a total debt securities portfolio of $17.8 billion, an increase of $1.5 billion compared with December 31, 2020.
During the three months ended March 31, 2021, the Company purchased approximately $2.5 billion of U.S. treasury and other U.S. government agencies, agency mortgage-backed securities and agency collateralized mortgage obligations that were classified as held to maturity.
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

The following table presents the composition of the loan portfolio.
Table 4
Loan Portfolio

	March 31, 2021	December 31, 2020
	(In Thousands)
Commercial loans:
Commercial, financial and agricultural	$25,969,245	$26,605,142
Real estate – construction	2,396,004	2,498,331
Commercial real estate – mortgage	13,412,272	13,565,314
Total commercial loans	$41,777,521	$42,668,787
Consumer loans:
Residential real estate – mortgage	$12,823,641	$13,327,774
Equity lines of credit	2,318,208	2,394,894
Equity loans	165,209	179,762
Credit card	812,242	881,702
Consumer direct	1,797,085	1,929,723
Consumer indirect	4,266,336	4,177,125
Total consumer loans	$22,182,721	$22,890,980
Total loans	$63,960,242	$65,559,767
Loans held for sale	295,570	236,586
Total loans and loans held for sale	$64,255,812	$65,796,353
Loans and loans held for sale, net of unearned income, totaled $64.3 billion at March 31, 2021, a decrease of $1.5 billion from December 31, 2020.
See Note 3, Loans and Allowance for Loan Losses, and Note 4, Loan Sales and Servicing, in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion.
Asset Quality
Nonperforming assets, which includes nonaccrual loans, nonaccrual loans held for sale, accruing loans 90 days past due, accruing TDRs 90 days past due, foreclosed real estate and other repossessed assets, totaled $1.4 billion at March 31, 2021, a decrease of $53 million, compared to $1.5 billion at December 31, 2020. The decrease in nonperforming assets was primarily driven by an $11 million decrease in commercial, financial and agricultural nonaccrual loans as well as a $23 million decrease in commercial real estate - mortgage. As a percentage of total loans and loans held for sale, foreclosed real estate and other repossessed assets, nonperforming assets were 2.21% at March 31, 2021 compared with 2.23% at December 31, 2020.
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
Table 5
Potential Problem Loans

	March 31, 2021	December 31, 2020
	(In Thousands)
Commercial, financial and agricultural	$585,584	$566,800
Real estate – construction	9,405	7,298
Commercial real estate – mortgage	261,751	179,316
	$856,740	$753,414

The following table summarizes asset quality information and includes loans held for sale.
Table 6
Asset Quality

	March 31, 2021	December 31, 2020
	(In Thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$529,703	$540,741
Real estate – construction	25,265	25,316
Commercial real estate – mortgage	418,935	442,137
Residential real estate – mortgage	235,441	235,463
Equity lines of credit	45,744	42,606
Equity loans	8,844	10,167
Credit card	—	—
Consumer direct	13,098	10,087
Consumer indirect	23,852	24,713
Total nonaccrual loans	1,300,882	1,331,230
Nonaccrual loans held for sale	—	—
Total nonaccrual loans and loans held for sale	$1,300,882	$1,331,230
Accruing TDRs: (1)
Commercial, financial and agricultural	$77,466	$17,686
Real estate – construction	142	145
Commercial real estate – mortgage	26,746	910
Residential real estate – mortgage	53,568	53,380
Equity lines of credit	—	—
Equity loans	19,326	19,606
Credit card	—	—
Consumer direct	23,041	23,163
Consumer indirect	—	—
Total Accruing TDRs	200,289	114,890
Accruing TDRs classified as loans held for sale	—	—
Total Accruing TDRs (loans and loans held for sale)	$200,289	$114,890
Loans 90 days past due and accruing:
Commercial, financial and agricultural	$12,609	$35,472
Real estate – construction	532	532
Commercial real estate – mortgage	7,790	1,104
Residential real estate – mortgage	41,590	45,761
Equity lines of credit	1,972	2,624
Equity loans	134	317
Credit card	22,847	21,953
Consumer direct	8,339	8,741
Consumer indirect	4,592	5,066
Total loans 90 days past due and accruing	100,405	121,570
Loans held for sale 90 days past due and accruing	—	—
Total loans and loans held for sale 90 days past due and accruing	$100,405	$121,570
Foreclosed real estate	$10,965	$11,448
Other repossessed assets	$4,712	$5,846
(1)TDR totals include accruing loans 90 days past due classified as TDR.

Nonperforming assets, which include loans held for sale, are detailed in the following tables.
Table 7
Nonperforming Assets

	March 31, 2021	December 31, 2020
	(In Thousands)
Nonaccrual loans	$1,300,882	$1,331,230
Loans 90 days or more past due and accruing (1)	100,405	121,570
TDRs 90 days or more past due and accruing	636	556
Nonperforming loans	1,401,923	1,453,356
Foreclosed real estate	10,965	11,448
Other repossessed assets	4,712	5,846
Total nonperforming assets	$1,417,600	$1,470,650
(1)Excludes loans classified as TDR.
Table 8
Asset Quality Ratios

	March 31, 2021	December 31, 2020
Asset Quality Ratios:
Nonperforming loans and loans held for sale as a percentage of loans and loans held for sale (1)	2.18%	2.21%
Nonperforming assets as a percentage of total loans and loans held for sale, foreclosed real estate, and other repossessed assets (2)	2.21	2.23
Allowance for loan losses as a percentage of loans	2.34	2.56
Allowance for loan losses as a percentage of nonperforming loans (3)	106.92	115.56
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
Table 9
Rollforward of Nonaccrual Loans

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Balance at beginning of period,	$1,331,230	$606,843
Additions	146,617	200,156
Returns to accrual	(16,390)	(18,779)
Loan sales	—	—
Payments and paydowns	(135,491)	(68,185)
Transfers to foreclosed real estate	(1,789)	(5,825)
Charge-offs	(23,295)	(37,494)
Balance at end of period	$1,300,882	$676,716
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
Table 10
Rollforward of TDR Activity

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
Balance at beginning period	$301,610	$215,481
New TDRs	332,933	48,812
Payments/Payoffs	(25,068)	(13,259)
Charge-offs	(2,007)	(743)
Transfers to foreclosed real estate	—	—
Balance at end of period	$607,468	$250,291
The Company’s aggregate recorded investment in loans modified through TDRs was $607 million at March 31, 2021 compared to $302 million at December 31, 2020. Included in these amounts are $200 million at March 31, 2021 and $115 million at December 31, 2020 of accruing TDRs. Accruing TDRs are not considered nonperforming because they are performing in accordance with the restructured terms.
In response to the COVID-19 pandemic, beginning in March 2020 the Company began providing financial hardship relief in the form of payment deferrals and forbearances to consumer and commercial customers across a wide array of lending products, as well as the suspension of vehicle repossessions and home foreclosures. The payment deferrals and forbearances are currently expected to cover periods of three to six months. In most cases, if the loans have been restructured for COVID-19 related hardships and meet certain criteria under the CARES Act they are not classified as TDRs and do not result in loans being placed on nonaccrual status.  At March 31, 2021, the Company had outstanding deferrals on approximately three thousand loans with an amortized cost of $279 million compared to approximately seven thousand loans with an amortized cost basis of $448 million at December 31, 2020.
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
The total allowance for loan losses decreased to $1.5 billion at March 31, 2021, from $1.7 billion at December 31, 2020.
The decrease in the allowance for loan losses during the three months ended March 31, 2021, reflected a decrease in expected losses over the life of the loan portfolio. The most significant driver of this decrease is related to the recognition of the updated macroeconomic scenario, which showed substantial improvement in the outlook for the macroeconomy as well as net negative loan growth. The macroeconomic forecast utilized as of March 31, 2021, represented the best information available at the end of the reporting period, and included the following considerations:
•Steep economic contraction in 2020, with a strong recovery beginning in the latter half of 2020 and continuing throughout the near term.
•As compared to the prior quarter, the updated forecast includes general improvement in the forecast as compared to Q4, with GDP showing the largest improvement, reflecting a better 3rd quarter than expected, and slightly better unemployment rate outlook.

•Updated BBB spread to reflect a more positive economic outlook.
Although management’s overall economic outlook improved at March 31, 2021 from the prior quarters, risks to the downside remained. Due to this remaining downside risk, management continued to include a downside scenario adjustment.
Management recognized a qualitative factor adjustment in 2020, separately from the baseline scenario considerations as oil prices are not a significant driver of the econometric models used in the baseline allowance calculation. This qualitative factor adjustment remained in place as of March 31, 2021, due to concerns around continued volatility in oil prices.
The ratio of the allowance for loan losses to total loans was 2.34% at March 31, 2021 compared to 2.56% at December 31, 2020. Nonperforming loans were $1.4 billion at March 31, 2021 compared to $1.5 billion at December 31, 2020.
Net charge-offs were 0.38% of average loans for the three months ended March 31, 2021 compared to 0.69% of average loans for the three months ended March 31, 2020. The decrease in net charge-offs for the three months ended March 31, 2021, as compared to the corresponding period in 2020, was primarily driven by a $17.8 million decrease in commercial, financial and agricultural net charge-offs, a $21.6 million decrease in consumer direct net charge-offs, and a $10.2 million decrease in consumer indirect net charge-offs.

The following table sets forth information with respect to the Company’s loans, excluding loans held for sale, and the allowance for loan losses.
Table 11
Summary of Loan Loss Experience

	Three Months Ended March 31,
	2021	2020
	(Dollars in Thousands)
Average loans outstanding during the period	$64,931,186	$64,792,123
Allowance for loan losses, beginning of period, prior to adoption of ASC 326	1,679,474	920,993
Impact of adopting ASC 326	—	184,931
Allowance for loan losses, beginning of period, after adoption of ASC 326	1,679,474	1,105,924
Charge-offs:
Commercial, financial and agricultural	12,942	24,207
Real estate – construction	—	27
Commercial real estate – mortgage	44	60
Residential real estate – mortgage	735	464
Equity lines of credit	352	1,155
Equity loans	660	380
Credit card	20,412	21,430
Consumer direct	36,365	58,931
Consumer indirect	19,851	35,505
Total charge-offs	91,361	142,159
Recoveries:
Commercial, financial and agricultural	11,735	5,193
Real estate – construction	151	40
Commercial real estate – mortgage	26	133
Residential real estate – mortgage	312	636
Equity lines of credit	580	619
Equity loans	201	168
Credit card	2,480	1,913
Consumer direct	6,206	7,205
Consumer indirect	9,038	14,454
Total recoveries	30,729	30,361
Net charge-offs	60,632	111,798
Total (credit) provision for loan losses	(119,933)	356,946
Allowance for loan losses, end of period	$1,498,909	$1,351,072
Net charge-offs to average loans	0.38%	0.69%

Concentrations
The following tables provide further details regarding the Company’s commercial, financial and agricultural, commercial real estate, residential real estate and consumer portfolio segments as of March 31, 2021 and December 31, 2020.
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
The commercial, financial and agricultural portfolio segment totaled $26.0 billion at March 31, 2021 compared to $26.6 billion at December 31, 2020. This segment consists primarily of large national and international companies and small to mid-sized companies. This portfolio segment also contains owner occupied commercial real estate loans. Loans in this portfolio are generally underwritten individually and are secured with the assets of the company, and/or the personal guarantees of the business owners. The Company minimizes the risk associated with this portfolio segment by various means, including maintaining prudent advance rates, financial covenants, and obtaining personal guarantees from the principals of the borrower.
The following table provides details related to the commercial, financial, and agricultural portfolio segment.
Table 12
Commercial, Financial and Agricultural

	March 31, 2021				December 31, 2020
Industry	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Autos, Components and Durable Goods	$1,795,143	$16,935	$21,601	$9	$1,856,157	$34,560	$16,464	$3,233
Basic Materials	555,314	928	—	4	496,824	903	—	4
Capital Goods & Industrial Services	2,398,554	7,565	419	—	2,215,646	4,643	451	—
Construction & Construction Materials	828,132	24,163	—	—	706,978	30,837	—	—
Consumer	570,380	37,905	—	5,502	646,965	25,627	—	—
Healthcare	3,243,235	33,994	277	—	3,064,991	7,966	285	—
Energy	2,056,417	240,256	54,716	—	2,388,611	244,001	—	—
Financial Services	900,434	31,747	—	1,555	958,893	44,824	—	5,345
General Corporates	1,776,004	17,873	—	2,407	2,214,504	24,315	—	24,591
Institutions	3,471,469	12,209	—	—	3,442,650	12,755	—	—
Leisure and Consumer Services	3,633,209	101,735	278	3,132	3,709,817	105,688	296	—
Real Estate	1,344,520	—	—	—	1,525,687	—	—	—
Retail	542,176	3,281	175	—	475,655	2,521	190	—
Telecoms, Technology & Media	1,407,459	1,027	—	—	1,454,105	2,045	—	—
Transportation	972,915	85	—	—	983,699	56	—	2,299
Utilities	473,884	—	—	—	463,960	—	—	—
Total Commercial, Financial and Agricultural	$25,969,245	$529,703	$77,466	$12,609	$26,605,142	$540,741	$17,686	$35,472
Commercial Real Estate
The commercial real estate portfolio segment includes the commercial real estate and real estate - construction loan portfolios. Commercial real estate loans totaled $13.4 billion and $13.6 billion at March 31, 2021 and December 31, 2020, respectively, and real estate — construction loans totaled $2.4 billion and $2.5 billion at March 31, 2021 and December 31, 2020, respectively.

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
The following tables present the geographic distribution for the commercial real estate and real estate — construction portfolios.
Table 13
Commercial Real Estate

	March 31, 2021				December 31, 2020
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$420,397	$18,568	$1	$—	$416,431	$19,215	$11	$192
Arizona	1,023,228	74,009	—	692	1,030,026	77,739	—	—
California	1,808,443	53,052	—	1,657	1,958,178	52,730	—	28
Colorado	746,986	9,327	—	—	751,921	9,579	—	—
Florida	1,186,018	6,745	—	926	1,189,742	6,972	—	—
New Mexico	95,890	2,974	—	—	98,356	3,104	—	580
Texas	3,756,210	103,126	881	4,515	3,783,877	101,907	899	304
Other	4,375,100	151,134	25,864	—	4,336,783	170,891	—	—
	$13,412,272	$418,935	$26,746	$7,790	$13,565,314	$442,137	$910	$1,104
Table 14
Real Estate – Construction

	March 31, 2021				December 31, 2020
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$71,384	$—	$—	$115	$86,622	$—	$—	$115
Arizona	180,317	—	—	—	205,242	—	—	—
California	590,301	6,671	—	—	519,201	6,761	—	—
Colorado	110,665	—	—	—	110,098	—	—	—
Florida	158,790	174	—	—	162,215	—	—	—
New Mexico	29,035	—	125	—	27,734	—	128	—
Texas	768,503	—	17	417	752,453	—	17	417
Other	487,009	18,420	—	—	634,766	18,555	—	—
	$2,396,004	$25,265	$142	$532	$2,498,331	$25,316	$145	$532

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
Residential real estate — mortgage loans totaled $12.8 billion at March 31, 2021 and $13.3 billion at December 31, 2020. Risks associated with residential real estate — mortgage loans are mitigated through rigorous underwriting procedures, collateral values established by independent appraisers and mortgage insurance. In addition, the collateral for this portfolio segment is concentrated in the Company's footprint as indicated in the table below.
Table 15
Residential Real Estate — Mortgage

	March 31, 2021				December 31, 2020
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$769,499	$26,530	$8,028	$9,152	$806,396	$24,893	$8,670	$8,944
Arizona	1,297,339	14,257	6,450	2,646	1,360,360	14,661	7,555	2,798
California	3,646,474	35,195	8,768	2,703	3,759,590	40,062	5,627	2,748
Colorado	972,252	5,810	2,110	470	1,041,255	6,144	1,948	1,374
Florida	1,427,899	66,411	8,309	2,818	1,460,075	62,467	8,809	2,749
New Mexico	171,091	3,102	1,393	502	189,293	4,246	1,166	1,256
Texas	4,185,617	68,054	16,903	23,299	4,347,169	67,827	17,975	23,644
Other	353,470	16,082	1,607	—	363,636	15,163	1,630	2,248
	$12,823,641	$235,441	$53,568	$41,590	$13,327,774	$235,463	$53,380	$45,761
The following table provides information related to refreshed FICO scores for the Company's residential real estate portfolio.
Table 16
Residential Real Estate - Mortgage

	March 31, 2021				December 31, 2020
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$617,786	$144,756	$17,273	$24,097	$661,152	$140,306	$18,409	$24,774
621 – 680	900,052	30,597	10,199	8,992	994,304	34,633	11,063	10,195
681 – 720	1,516,738	18,471	6,648	5,796	1,575,523	18,564	7,701	5,591
Above 720	9,293,160	21,135	18,745	2,705	9,582,346	22,940	15,499	2,364
Unknown	495,905	20,482	703	—	514,449	19,020	708	2,837
	$12,823,641	$235,441	$53,568	$41,590	$13,327,774	$235,463	$53,380	$45,761

Equity lines of credit and equity loans totaled $2.5 billion and $2.6 billion at March 31, 2021 and December 31, 2020, respectively. Losses in these portfolios generally track overall economic conditions. These loans are underwritten in accordance with the underwriting standards set forth in the Company's policy and procedures. The collateral for this portfolio segment is concentrated within the Company's footprint as indicated in the table below.
Table 17
Equity Loans and Lines

	March 31, 2021				December 31, 2020
State	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Alabama	$387,892	$12,532	$5,974	$535	$402,504	$11,756	$6,120	$556
Arizona	244,310	4,877	2,648	62	255,581	5,822	2,787	217
California	338,261	4,813	222	826	359,947	3,615	87	110
Colorado	135,638	2,511	408	—	142,059	2,361	419	216
Florida	251,379	6,456	3,736	129	263,193	6,588	4,025	239
New Mexico	35,774	1,716	454	18	37,045	2,025	459	204
Texas	1,066,173	19,991	5,547	536	1,092,234	19,065	5,369	1,399
Other	23,990	1,692	337	—	22,093	1,541	340	—
	$2,483,417	$54,588	$19,326	$2,106	$2,574,656	$52,773	$19,606	$2,941
The following table provides information related to refreshed FICO scores for the Company's equity loans and lines.
Table 18
Equity Loans and Lines

	March 31, 2021				December 31, 2020
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$160,633	$29,899	$4,987	$1,517	$167,038	$28,793	$4,984	$2,161
621 – 680	313,823	12,946	6,193	421	322,064	11,815	6,377	589
681 – 720	416,984	7,060	2,910	1	427,230	6,086	2,857	191
Above 720	1,585,417	4,427	5,142	167	1,651,714	5,874	5,388	—
Unknown	6,560	256	94	—	6,610	205	—	—
	$2,483,417	$54,588	$19,326	$2,106	$2,574,656	$52,773	$19,606	$2,941
Other Consumer
The Company centrally underwrites and sources from the Company's branches or online, credit card loans and other consumer direct loans. Total consumer direct loans were $1.8 billion and $1.9 billion at March 31, 2021 and December 31, 2020, respectively. Total credit cards were $812 million at March 31, 2021 and $882 million at December 31, 2020.
The Company also operates a consumer finance unit which purchases loan contracts for indirect automobile and other consumer financing. These loans are centrally underwritten using underwriting guidelines and industry accepted tools. Total consumer indirect loans were $4.3 billion and $4.2 billion at March 31, 2021 and December 31, 2020, respectively.

The following tables provide information related to refreshed FICO scores for the Company's consumer direct and consumer indirect loans.
Table 19
Consumer Direct

	March 31, 2021				December 31, 2020
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$146,795	$8,592	$759	$6,858	$169,268	$6,246	$862	$7,884
621 – 680	322,830	2,193	2,055	269	346,342	1,929	2,723	214
681 – 720	368,607	1,142	5,144	91	402,906	996	4,574	117
Above 720	890,774	634	14,787	143	940,380	379	14,704	121
Unknown	68,079	537	296	978	70,827	537	300	405
	$1,797,085	$13,098	$23,041	$8,339	$1,929,723	$10,087	$23,163	$8,741
Table 20
Consumer Indirect

	March 31, 2021				December 31, 2020
FICO Score	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due	Recorded Investment	Nonaccrual	Accruing TDRs	Accruing Greater Than 90 Days Past Due
	(In Thousands)
Below 621	$571,720	$20,629	$—	$3,953	$620,343	$21,202	$—	$4,541
621 – 680	963,974	2,243	—	321	967,892	2,111	—	382
681 – 720	820,299	635	—	138	798,345	759	—	56
Above 720	1,907,361	345	—	180	1,787,736	641	—	87
Unknown	2,982	—	—	—	2,809	—	—	—
	$4,266,336	$23,852	$—	$4,592	$4,177,125	$24,713	$—	$5,066
Foreign Exposure
As of March 31, 2021, foreign exposure risk did not represent a significant concentration of the Company's total portfolio of loans and was substantially represented by borrowers domiciled in Mexico and foreign borrowers currently residing in the United States.
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

The Company's and the Bank's credit ratings at March 31, 2021 were as follows:
Table 21
Credit Ratings

As of March 31, 2021
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
The cost and availability of financing to the Company and the Bank are impacted by its credit ratings. A downgrade to the Company’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Company’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures. See the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for additional information.
A credit rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Deposits
Total deposits increased by $112.6 million from December 31, 2020 to March 31, 2021. At March 31, 2021 and December 31, 2020, total deposits included $2.9 billion and $3.1 billion, respectively, of brokered deposits. The following table presents the Company’s deposits segregated by major category:
Table 22
Composition of Deposits

	March 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$29,543,118	34.4%	$27,791,421	32.4%
Interest-bearing demand deposits	16,150,315	18.8	15,052,663	17.5
Savings and money market	36,509,543	42.4	38,329,268	44.6
Time deposits	3,767,978	4.4	4,685,029	5.5
Total deposits	$85,970,954	100.0%	$85,858,381	100.0%
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

At both March 31, 2021 and December 31, 2020, FHLB and other borrowings was $3.5 billion.
For the three months ended March 31, 2021, the Company had no proceeds received from FHLB and other borrowings and repayments were approximately $61 thousand.
Shareholder’s Equity
Total shareholder's equity was $12.0 billion at March 31, 2021, compared to $11.7 billion at December 31, 2020, an increase of $328 million. Shareholder's equity increased $385 million due to income attributable to the Company during the period offset, in part, by decreases of $65 million in accumulated other comprehensive income largely attributable to an increase in unrealized losses on available for sale securities and cash flow hedging instruments.
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

The estimated impact on the Company’s net interest income sensitivity over a one-year time horizon at March 31, 2021, is shown in the table below. Such analysis assumes a gradual and sustained parallel shift in interest rates, expectations of balance sheet growth and composition and the Company’s estimate of how interest-bearing transaction accounts would reprice in each scenario using current yield curves at March 31, 2021.
Table 23
Net Interest Income Sensitivity

Estimated % Change in Net Interest Income
March 31, 2021
Rate Change
+ 200 basis points	6.74%
+ 100 basis points	3.50
- 25 basis points	(1.59)
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
Table 24
Economic Value of Equity

Estimated % Change in Economic Value of Equity
March 31, 2021
Rate Change
+ 300 basis points	(9.03)%
+ 200 basis points	(5.41)
+ 100 basis points	(1.93)
- 25 basis points	0.09
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
Derivatives
The Company uses derivatives primarily to manage economic risks related to commercial loans, mortgage banking operations, long-term debt and other funding sources. The Company also uses derivatives to facilitate transactions on behalf of its clients. As of March 31, 2021, the Company had derivative financial instruments outstanding with notional amounts of $54.5 billion. The estimated net fair value of open contracts was in an asset position of $322 million at March 31, 2021. For additional information about derivatives, refer to Note 5, Derivatives and Hedging, in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
In addition to the Company’s financial performance and condition, liquidity may be impacted by the Parent’s structure as a holding company that is a separate legal entity from the Bank. The Parent requires cash for various operating needs including payment of dividends to its shareholder, the servicing of debt, and the payment of general corporate expenses. The primary source of liquidity for the Parent is dividends paid by the Bank. Applicable federal and state statutes and regulations impose restrictions on the amount of dividends that may be paid by the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Due to the net earnings restrictions on dividend distributions under Alabama law, the Bank was not permitted to pay dividends at March 31, 2021 or December 31, 2020 without regulatory approval. Appropriate limits and guidelines are in place to ensure the Parent has sufficient cash to meet operating expenses and other commitments without relying on subsidiaries or capital markets for funding. Any future dividends paid from the Parent must be set forth as capital actions in the Company's capital plans and not objected to by the Federal Reserve Board. The Company has paid no common dividends to BBVA during 2021.
The Company’s ability to raise funding at competitive prices is affected by the rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Management meets with the rating agencies on a routine basis to discuss the current outlook for the Company.
At March 31, 2021, the Company's LCR was 143% which would be fully compliant with the LCR requirements. However, the Company is no longer subject to the LCR going forward as a result of the Tailoring Rules. It may become subject to the LCR again in the future if the Company becomes a Category IV U.S. IHC and has average weighted short-term wholesale funding of $50 billion or more under the Tailoring Rules.
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

The following table sets forth the Company's U.S. Basel III regulatory capital ratios at March 31, 2021 and December 31, 2020.
Table 25
Capital Ratios

	March 31, 2021	December 31, 2020
	(Dollars in Thousands)
Capital:
CET1 Capital	$9,429,399	$9,086,853
Tier 1 Capital	9,659,399	9,316,853
Total Capital	11,124,696	10,804,264
Ratios:
CET1 Risk-based Capital Ratio	14.23%	13.28%
Tier 1 Risk-based Capital Ratio	14.58	13.61
Total Risk-based Capital Ratio	16.79	15.79
Leverage Ratio	9.38	9.07
At March 31, 2021, the regulatory capital ratios of the Bank exceeded the “well-capitalized” standard for banks based on applicable U.S. regulatory capital requirements. The Company continually monitors these ratios to ensure that the Bank exceeds this standard.
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
As a result of the Tailoring Rules, the Company and the Bank were not required to participate in the CCAR process in 2020 and were not subject to the Federal Reserve Board’s stress testing requirements. As a result of becoming a Category IV U.S. IHC as of December 31, 2020, the Company will be subject to these requirements after the applicable transition period which will be used to determine its stress capital buffer requirement. Please refer to Item 1. Business - Supervision, Regulation and Other Factors - Periodic Capital Plans and Stress Testing in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for more information.
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
Item 1A.    Risk Factors
Various risk and uncertainties could affect the Company's business. These risks are described elsewhere in this report and the Company's other filings with the SEC, including the Company's Annual Report on Form 10-K for the year-ended December 31, 2020.
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
Iranian embassy-related activity. The BBVA Group maintains a bank account in Spain for one employee of the Iranian embassy in Spain. This employee is a Spanish citizen. Estimated gross revenues for the three months ended March 31, 2021, from embassy-related activity, which include fees and/or commissions, did not exceed $22. The BBVA Group does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profit measure.

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

Date: May 4, 2021	BBVA USA Bancshares, Inc.
	By:	/s/ Kirk P. Pressley
		Name:	Kirk P. Pressley
		Title:	Senior Executive Vice President, Chief Financial Officer and Duly Authorized Officer